Form 10QSB
period 1999-12-31
CDKNET COM INC
filed 2000-02-14
CIK 1095130

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 1999.

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587


                                CDKNET.COM, INC.
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                     22-3586087
           --------                                     ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

                          595 Stewart Avenue, Suite 710
                             Garden City, N.Y. 11530
                                 (516) 222-8800
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years: Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 11, 2000 18,576,157
                         ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                                Table of Contents

Item No.                                                                Page
--------                                                                ----

Part I.  Financial Information.

1.       Financial Statements .......................................    F-1

         Notes to Financial Statements ..............................    F-6

2.       Management's Discussion and Analysis .......................     2

Part II. Other Information.

1.       Legal Proceedings ..........................................    II-1

2.       Changes in Securities ......................................    II-1

3.       Defaults Upon Senior Securities ............................    II-6

4.       Submission of Matters to a Vote of Security Holders ........    II-6

5.       Other Information ..........................................    II-6

6.       Exhibits and Reports on Form 8-K ...........................    II-6

Signatures ..........................................................    II-7

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                                        Page
                                                                                        ----
Financial Statements

      Consolidated Balance Sheets at December 31, 1999 (unaudited)
         and June 30, 1999                                                                F-1

      Consolidated Statements of Operations for the three months ended December
         31, 1999 and 1998, six months ended December 31, 1999 and 1998
         (unaudited)                                                                      F-2

      Consolidated Statement of Stockholders' Equity for the period
         July 1, 1999 to December 31, 1999 (unaudited)                                    F-3

      Consolidated Statements of Cash Flows for the six months
         ended December 31, 1999 and 1998 (unaudited)                                     F-4

      Notes to Consolidated Financial Statements                                     F-6 -F-8


                        CDKNET.COM, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS



                                                                                 December 31,             June 30,
                                     ASSETS                                          1999                   1999
                                                                                 ------------           ------------
                                                                                  (unaudited)             (audited)
CURRENT ASSETS
    Cash                                                                         $    147,349           $    231,347
    Accounts receivable                                                                27,754                 19,000
    Due from officer                                                                     --                   11,600
    Prepaid expenses and other current assets                                           1,594                  9,907
                                                                                 ------------           ------------
         Total current assets                                                         176,697                271,854

FURNITURE AND EQUIPMENT - at cost,
    less accumulated depreciation and amortization of $217,982 and
    $152,286 at December 31, 1999 and June 30, 1999, respectively                     487,159                489,053

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
    less accumulated amortization of $ 2,186,879 and $1,472,753
    at December 31, 1999 and June 30, 1999, respectively                            4,954,378              5,668,504

INTANGIBLE ASSETS, less accumulated amortization of $ 589,687 and
    $452,467 at December 31, 1999 and June 30, 1999, respectively                     782,516                919,736

OTHER ASSETS
    Deferred financing costs, less accumulated amortization of $52,511
    and $37,400 at December 31, 1999 and June 30, 1999, respectively                   29,389                210,750
                                                                                 ------------           ------------

                                                                                 $  6,430,139           $  7,559,897
                                                                                 ============           ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                             $     67,000           $    220,778
    Accrued expenses and other current liabilities                                    739,376                415,334
    Due to related party                                                              102,519                125,000
    Current portion of long-term debt and capitalized lease obligations                62,837                 67,939
                                                                                 ------------           ------------
          Total current liabilities                                                   971,732                829,051

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
    net of current portion                                                            178,221                205,416

SUBORDINATED CONVERTIBLE DEBENTURES                                                   275,000              1,671,000

COMMITMENTS AND CONTINGENCIES                                                            --                     --

STOCKHOLDERS' EQUITY
    Preferred stock - par value $.0001 per share; authorized
       5,000,000 shares; (redemption value $1,500,000)                              1,251,680                   --
    Common stock - par value $.0001, per share; authorized
       40,000,000 shares; 17,360,979 and 14,046,906 shares issued and
       outstanding at December 31, 1999 and June 30, 1999                               1,736                  1,405
    Additional paid-in capital                                                     13,947,412             12,232,100
    Accumulated deficit                                                           (10,195,642)            (7,379,075)
                                                                                 ------------           ------------
                                                                                    5,005,186              4,854,430
                                                                                 ------------           ------------
                                                                                 $  6,430,139           $  7,559,897
                                                                                 ============           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three months ended December 31,        Six month ended December 31,
                                                          -------------------------------       -------------------------------
                                                             1999               1998               1999                1998
                                                          ------------       ------------       ------------       ------------
                                                          ----------(unaudited)----------
Net revenues                                              $     16,491       $    183,660       $     40,154       $    342,053
Cost of revenues                                                22,647             13,127             37,605            108,943
                                                          ------------       ------------       ------------       ------------
         Gross profit                                           (6,156)           170,533              2,549            233,110

Selling, general and administrative expenses                 1,128,048            638,288          1,815,081          1,423,019
Depreciation and amortization                                  459,106            468,953            942,403            998,538
                                                          ------------       ------------       ------------       ------------
         Loss from operations                               (1,593,310)          (936,708)        (2,754,935)        (2,188,447)

Other expense
    Interest expense, including interest relating to
      beneficial conversion and debt discount                   34,379              7,186             61,633            109,632

         NET LOSS                                         $ (1,627,689)      $   (943,894)      $ (2,816,568)      $ (2,298,079)
                                                          ============       ============       ============       ============

Basic and diluted earnings (loss) per share               $       (.10)      $       (.08)           $(.19 )            $(.19 )
                                                          ============       ============       ============       ============
Weighted-average shares outstanding -
    basic and diluted                                       16,085,979         11,945,424         15,216,376         11,912,924
                                                          ============       ============       ============       ============











THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CDKNET.COM, INC. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                       Six months ended December 31, 1999

                                                  Preferred Stock                    Common stock
                                           -----------------------------     -----------------------------
                                              Shares           Amount           Shares           Amount
                                           ------------     ------------     ------------     ------------
Balance, June 30, 1999                             --               --         14,046,906     $      1,405

Issuance of common stock                           --               --          2,782,000              278
Exercise of stock options                          --               --            317,073               31
Compensation related to stock option
   plan and donated services                       --               --               --               --
Common stock and stock warrants
   issued for services                             --               --            215,000               22
Conversion of 5.75% debentures to
    5.75% preferred stock                     1,500,000        1,251,680             --               --
Net loss                                           --               --               --               --
                                           ------------     ------------     ------------     ------------
Balance, December 31, 1999 (unaudited)        1,500,000     $  1,251,680       17,360,979     $      1,736
                                           ============     ============     ============     ============

                                             Additional                          Total
                                              paid-in       Accumulated       stockholders'
                                              capital         deficit            equity
                                           ------------     ------------      ------------
Balance, June 30, 1999                     $ 12,232,100     $ (7,379,075)     $  4,854,430

Issuance of common stock                      1,301,722             --           1,302,000
Exercise of stock options                        11,737             --              11,768
Compensation related to stock option
   plan and donated services                    123,875             --             123,875
Common stock and stock warrants
   issued for services                          277,978             --             278,000
Conversion of 5.75% debentures to
    5.75% preferred stock                          --               --           1,251,680
Net loss                                           --         (2,816,567)       (2,816,567)
                                           ------------     ------------      ------------
Balance, December 31, 1999 (unaudited)     $ 13,947,412     $(10,195,642)     $  5,005,186
                                           ============     ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Six months December 31,
                                                                      1999                   1998
                                                                    -----------(unaudited)-----------
Cash flows from operating activities
   Net loss                                                         $(2,816,568)          $(2,298,079)
   Adjustments to reconcile net loss to net
     cash used in operating activities
       Depreciation and amortization                                    970,755             1,101,167
       Compensation related to stock option plan and
         donated services                                               123,875                  --
       Common stock and stock warrants issued for services              278,000               117,150
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable                      (8,754)               30,897
         Decrease (increase) in due from officer                         11,600                (9,229)
         (Increase) decrease in prepaid expenses and other
           current assets                                                (8,313)               20,727
         Decrease in accounts payable                                  (153,778)             (128,148)
         Increase (decrease) in accrued expenses and other
           current liabilities                                          301,561               (13,246)
                                                                    -----------           -----------
                                                                      1,514,946             1,119,318
                                                                    -----------           -----------
         Net cash used in operating activities                       (1,301,622)           (1,178,761)
                                                                    -----------           -----------
Cash flows from investing activities
   Purchase of furniture and equipment                                  (63,802)               (8,068)
                                                                    -----------           -----------
         Net cash used in investing activities                          (63,802)               (8,068)
                                                                    -----------           -----------
Cash flows from financing activities
   Proceeds from notes payable                                             --                 450,000
   Proceeds from subordinated convertible debentures                       --                 300,000
   Principal payments on long-term debt and capitalized
     lease obligations                                                  (32,342)                 --
   Proceeds from issuance of common stock                             1,313,768                  --
                                                                    -----------           -----------
         Net cash provided by financing activities                    1,281,426               750,000
                                                                    -----------           -----------
         NET (DECREASE) INCREASE IN CASH                                (83,998)             (436,829)
                                                                    -----------           -----------
Cash at beginning of period                                             231,347               469,266
                                                                    -----------           -----------
Cash at end of period                                               $   147,349           $    32,437
                                                                    ===========           ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. and Subsidiaries

                                                                      Six months December 31,
                                                                      1999                1998
                                                                   ----------          ----------
                                                                   ----------(unaudited)---------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
       Interest                                                    $    7,602          $    8,552
Noncash investing and financing transactions:
    Common stock and stock warrants issued for purchase
      of fixed assets                                                 110,000                --
    Common stock issued for purchase of minority interest                               4,506,122
    Debt discount                                                        --               130,318
    Issuance of stock upon conversion of subordinated
      debentures                                                         --                70,000
    Common stock and stock warrants issued for financing
      Costs and services                                              105,000              10,000





















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                        CDKNET.COM, INC. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

     The accompanying consolidated financial statements of CDKNET.COM, Inc. (the "Company") and for the periods ended December 31, 1999 and the periods ended December 31, 1998 are unaudited and include all adjustments which, in the opinion of management have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein have been included, in accordance with generally accepted accounting principles. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual financial statements for the year ended June 30, 1999 on Form 10-SB12/G.



NOTE 1 - EQUITY TRANSACTIONS

     a. On August 1, 1999, the Company issued an aggregate of 1,030,000 stock options to the subsidiary's CEO and an employee at an exercise price of $1.00. The quoted market price of the Company's stock at the date of grant ranged from $1.00 - $1.50.

     b. On August 1, 1999, CDKnet entered into a two-year employment agreement with its president. The agreement provides for a minimum annual salary of $150,000 and the issuance of 750,000 stock options, expiring in five years, with an exercise price of $1.00 vesting over the term of the agreement or earlier if a change in control or CDKnet terminates the agreement without cause. The quoted market value of the Company's stock on the date of grant was $1.50. The agreement provides for six months of severance pay. All payments under the agreement are guaranteed by CDK. During the three months ended September 30, 1999 the Company recorded compensation expense relating to the stock options of $46,875.

         On August 1, 1999, CDKnet entered into a two-year employment agreement with an executive vice president. The agreement provides for a minimum annual salary of $150,000 and the issuance of 1,000,000 stock options, expiring in five years, with an exercise price of $1.00 vesting over the term of the agreement or earlier if a change in control or CDKnet terminates the agreement without cause. The quoted market value of the Company's stock on the date of grant was $1.50. The agreement provides for severance payments, under certain conditions, for the unexpired term of the agreement. All payments under the agreement are guaranteed by CDK. During the three months ended September 30, 1999, the Company recorded a compensation expense relating to the stock options of $65,000.

     c. On October 1, 1999, the Company gave notice to the holders of the $1,500,000 5.75% Subordinated Convertible Debentures and exercised its right to call the outstanding Debentures in exchange for $1,500,000 of 5.75% Convertible Preferred Stock. Under the terms of the Debentures, the Convertible Preferred Stock shall have: (1) liquidation preferences equal to the principal amount of the Debenture, (2) a 5.75% cumulative annual dividend payable quarterly, (3) rights to convert into shares of Common Stock at the same conversion rate as the Debentures and (4) the same redemption rights at the option of the Company.

     d. On October 5, 1999, the Company obtained a sixty-day waiver from the holders of the 6% and 5.75% Subordinated Convertible Debentures to waive any event of default relating to the common stock of the Company being suspended from an exchange or over-the-counter market.

     e. During August and September 1999, the Company issued 332,000 shares of common stock to an unrelated investor and received net proceeds of $310,000. In connection with the transaction, the investor was given a 30-day option, which expired September 17, 1999 to purchase up to an additional 2,668,000 shares of common stock for approximately $3,410,000.

     f. In August 1999, stock options to purchase 400,000 shares of common stock were exercised, using cashless exercises pursuant to which 300,000 shares of common stock were issued.

     g. An individual exercised options to purchase 17,073 shares of common stock for $11,768 for the quarter ended September 30, 1999.

     h. On November 1, 1999, pursuant to a securities purchase agreement, the Company issued 1,000,000 shares of common stock and received net proceeds of $500,000. Further, in connection with the agreement, the Company issued 200,000 stock warrants, expiring May 2002, with an exercise price of $1.25 per share and granted the purchasers the option to purchase an additional 2,000,000 shares of common stock for $.50 per share which were extended to February 15, 2000. In January 2000, the Company received $500,000 from the exercise of 1,000,000 of the aforementioned options.

     i. On November 2, 1999, the Company issued 1,250,000 shares of common stock and received net proceeds of $437,500. In connection with the transaction, in which the Company's CEO and other shareholders fulfilled a commitment to invest $200,000 in the Company, the Company issued 125,056 stock warrants, expiring November 2, 2001, at an exercise price of $.75 per share. The warrants include provisions for cashless exercises and adjustments to the purchase price and the number of shares, as defined. Further, the Company and the purchasers executed a registration rights agreement which requires mandatory registration of the shares issued within a specified period.

     j. On November 16, 1999, the Company's CEO rescinded 750,000 options granted on August 1, 1999 to purchase the Company's common stock for no future consideration.

     k. On November 16, 1999, pursuant to a Subscription Agreement with a third party, the Company issued 200,000 shares of common stock and received net proceeds of $100,000. In connection with the agreement, the investor agreed to purchase an additional 1.6 million shares of common stock at $.50 per share through May 2000. In addition, the Company and the investor entered into a Technology and Licensing Agreement which will give the Company a 4.89% interest in the investor and additional fees upon completion of specified services and further, grants a license to use certain of CDK's technology. Another $150,000 has been received for the sale of 300,000 shares of common stock through February 3, 2000 pursuant to the aforementioned stock subscription agreement.



NOTE 2 - VALUEFLASH.COM, INC. TRANSACTIONS

     a. The Company recently completed the V-Flash software, a communication module which provides a real-time, direct communication vehicle for marketers to reach their customers, such software is to be distributed through a separate newly formed subsidiary ValueFlash.com, Inc. The Company has raised an additional $900,000 through the sale of stock and options in the ValueFlash subsidiary.

Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                  and Results of Operations
                  -------------------------
Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

The following contains forward-looking statements based on current expectation, estimates and projections about our industry, management's beliefs and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of its future revenues, the unpredictable and evolving nature of our business model, the competitive online, multimedia compact disc (CD) industry and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

1.       General

We expect to receive funds from the sale of our products and services, including agreements, described below, including our agreement with Asia Pioneer.

We have also funded our operations through equity financing and convertible debt financing and have had no lines of credit or other similar credit facility available to us. Our recent efforts to raise capital through equity financing have been successful, providing near-term operating capital.

We intend to reduce operating expenses through: (1) reallocating resources to the continued development of our V-Flash product, described below, (2) our continued policy of outsourcing of production, (3) reducing marketing costs, and
(4) reducing payroll.

Additionally, we have successfully accomplished the initial stages of our fiscal 2000 operating plan with: (1) the hiring of Tom Ross to head our Entertainment Group in Los Angeles, California, and (2) the recent completion of V-Flash, our new software based communication module which we are distributing through our subsidiary, ValueFlash.com, Inc. The V-Flash product was initially developed by our subsidiary, CDKnet, LLC, which transferred the V-Flash related software to our new subsidiary, ValueFlash.com, in January 2000 for further development and production. V-Flash provides a real-time, direct communication vehicle for marketers to reach their customers using a PC desktop application. ValueFlash's strategy is the first to utilize retail music CD sales as a distribution strategy for software that will serve as a key marketing tool. ValueFlash's operations are funded through separate equity financings achieved through private placements.

We also continue to rely on our ability to raise money through equity financing to finance all of our business endeavors. To date, we have focused our funds on the development of CDKTM products (including CDKTM 1.0, CDKTM 2.0, and Gameplayer 2.0 and our new E-commerce facility MixFactory.comTM), as well as V-Flash, our new desktop direct marketing application.

Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

We have had success at recent financing efforts although we have had a history of operating losses which raised doubt about our ability to continue operations. For example, we have a licensing agreement with Asia Pioneer that provides us with $150,000 infusion of capital each month for six months until May 2000 and, therefore, serves as a liquidity and capital resource. The parties are currently renegotiating this agreement to extend the payments until June 30, 2000. Additionally, the parties have entered into a technology and license agreement which gives us a 4.89% interest in Asia Pioneer at the completion of the underlying services in exchange for a license to use certain CDKTM technology. Our ownership interest in Asia Pioneer can be sold in the event we need a cash infusion. We have also successfully raised over $ 900,000 in private financings through our subsidiary, ValueFlash.com, Inc. since December 31, 1999.

However, if we are unable to obtain significant additional financing or otherwise obtain working capital to fund our operations, we may be obliged to seek protection of the bankruptcy courts. Our former independent certified public accountants added an emphasis paragraph to their report on our consolidated financial statements as of June 30, 1999 and for the year ended June 30, 1999, and in the period October 1, 1997 (date of inception) to June 30, 1998, relating to factors that substantial doubt about our ability to continue as a going concern. The factors cited by them include the following: (1) continued losses; (2) use of significant cash in operations and, and (3) lack of sufficient funds to execute our business plan.

From a marketing standpoint, we continue to: (1) maintain a corporate Web site which solicits feedback from potential clients; (2) appear at relevant trade shows and seminars; and (3) retain a public relations firm to service corporate announcements to the press. In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs, MixFactory custom CD services, and the V-Flash desktop, direct marketing application and communications module.


Results of Operations - September 30, 1999 to December 31, 1999
---------------------------------------------------------------

During the quarter ending December 31, 1999, we incurred a net loss of $1,627,689 on revenues of $16,491 compared to a net loss of $943,894 on revenues of $ 183,660 in the prior period ended December 31, 1998. Revenues declined $7,172.00 in the current period because our focus shifted to the enhancement of our core technologies, such as the perfection of our MixFactoryTM technology and CDKTM version 2.0 and Macintosh compatible CDKTM version 1.5, as well as the penetration of core markets. From September 30, 1999 to December 31, 1999, we have expended approximately $119,251 on research and development.


Liquidity and Capital Resources
-------------------------------

During the period July 1, 1999 to December 31, 1999, we raised a total of $1,302,000 from the following private placements of equity:

         o        On August 9, 1999, we raised $155,000 from Y2G.com, Inc.
                  through the issuance of 216,000 shares of common stock. On September 8, 1999, we sold Y2G an additional 116,000 shares of common stock for $155,000.

         o On November 1, 1999, we raised $500,000 from Erno and Rachel Bodek through the issuance of 1,000,000 shares of common stock, along with 30-month Warrants to purchase an additional 200,000 shares of common stock at $1.25 per share, and an option to purchase another 2,000,000 shares of common stock at $.50 per share which shall expire on December 31, 1999.

         o On November 2, 1999, we raised $437,500 through the issuance of 1,250,000 shares of common stock to four investors (The Gross Foundation, Inc., Fox Distribution, Inc., Steven A. Horowitz, and Michael Sonnenberg) along with two- year warrants to these investors to purchase an additional 125,056 shares of common stock.

         o On November 16, 1999, we entered into a Subscription Agreement with Asia Pioneer where we raised $100,000 from Asia Pioneer through the issuance of 200,000 shares of common stock, along with six allotments to purchase an additional 300,000 shares of common stock per month at $150,000 per allotment. The allotments will be fulfilled in May 2000. The parties also entered into a Technology and License Agreement on the same day.

The proceeds from these issues have and will be used to (i) continue our ongoing operations, (ii) development of CDKTM, V-Flash, Gameplayer, and MixFactory.comTM product lines, and (iii) to repay our debt.

Results of Operations - 1999 Compared to the Period Ended June 30, 1998.
------------------------------------------------------------------------

During the fiscal year ending June 30, 1999, we incurred a net loss of $6,147,600 on revenues of $474,344 compared to a net loss of $1,184,475 on revenues of $616,137 in the prior period ended June 30, 1998. Revenues resulted from sales of products from our CDKnet product line. Revenues declined from $616,137 in the prior period because our financial condition restricted its ability to promote its products. Cost of revenues in fiscal 1999 were approximately $288,762 or 61% compared to $415,769 or 67% in the prior period. We believe this minor improvement is within normal variances and is not material.

Research and development expenses incurred during the year ended June 30, 1999 related to the continued new development and enhancement of the CDKnet product line, the creation of MixFactory.comTM, and making the E-commerce venue operate. Selling, general and administrative expenses increased from $1,580,478 in the prior period to $3,257,551 principally because the prior period was only nine months and because of material increases in payroll, consulting and professional fees related to expansion of our business, research and development activities and operating as a public company.

Depreciation and amortization expenses increased from $133,776 in the prior period to $1,981,130 principally because of amortization of goodwill related to the purchase of minority interests of Kelly Music and Entertainment Corp. and various shareholders of Kelly Music as well as increases due to increases in fixed assets. Other significant expenses incurred during this period arose in the form of the fair value charges for stock options and warrants granted principally for consulting and legal services of $450,870, include in selling, general and administrative expenses, and the discount on convertible debentures and other loans of $1,038,008.

At year end June 30, 1999, cash amounted to $231,347 and current liabilities were $829,051. We do not have sufficient funds to finance operations for the next year. We expect to finance our operations through revenues from sales of our products and services and through private placements of equity and debt securities. If we are unable to raise additional financing, we may be unable to continue operations.

In March 1999, we received approval by the United States Patent Office for certain claims made in our patent application for CDKTM technology. Subsequent to year ended June 30, 1999, a submission has been made to the United States Patent Office for reconsideration of the unapproved claims and filing publication and perfection of our claims.

We are now actively marketing and beginning to sell CDKnet products and have launched the first of several MixFactoryTM sites.

Liquidity and Capital Resources
-------------------------------

During fiscal 1999, we raised a total of $2.1 million from the following private placements of debt and equity:

         o Between September 4, 1998 and January 21, 1999, we raised $600,000 through the issuance of $600,000 in 6% Subordinated Convertible Debentures and five- year warrants to purchase 60,000 shares of common stock at $3.00 per share.

         o On February 2, 1999, we raised $1,500,000 through the issuance of $1,500,000 in 5.75% Subordinated Convertible Debentures and four-year warrants to purchase 100,000 shares of common stock at $1.75 per share. During fiscal 1998, we raised a total of $224,986 from the following private placements of debt and equity:

         o On May 21, 1998, our predecessor, International Pizza Group, issued 2,999,985 common shares as consideration for $224,986 as part of a private placement. We issued 7,300,363 common shares in connection with the acquisition of a combined 73.85% of the equity interests in CDKnet, LLC.

The proceeds from these issues have and will be used to (i) continue our ongoing operation, (ii) development of CDKTM, Gameplayer, and MixFactory.comTM product lines, and (iii) to repay our debt.

Factors Affecting Future Results.
--------------------------------

We do not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this registration statement that are not historically containing predictions and are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of our internal estimate of revenue and operating expense levels. We face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.

Year 2000 Compliance
--------------------

We did not experience any major "Year 2000" or "Y2K" problems January 1, 2000. In 1999, we completed our testing and preparation for any potential Y2K problems with our internal systems, computers and software, and the products and systems of our critical vendors and suppliers. The costs associated with our review was minimal, primarily because we utilized internal personnel to complete the review, and because our systems are relatively new.

Despite the lack of disruptions in our peripheral operating systems or with certain non-critical vendors, it is possible that our vendors may have Y2K problems that will not be known until one full cycle of vendor orders has been completed. Furthermore, the possibility that disruptions due to the ability of our systems to recognize February 29, 2000 remains despite our preparation for, and testing against, such potential problems.


                           PART II-- OTHER INFORMATION

Item 1.           Legal Proceedings
                  -----------------

                  Incorporated by reference from our registration statement on Form 10-SB filed on December 28, 1999.


Item 2.           Changes in Securities
                  ---------------------

                  Series A Preferred Stock Designation
                  ------------------------------------

                  On October 6, 1999, we designated 1,500,000 shares of our preferred stock as Series A Preferred Stock. The Series A Preferred Stock has voting rights and ranks as follows with respect to dividend rights and rights upon liquidation, winding up and dissolution: (1) senior to any other series of Preferred Stock (except as established by the Board of Directors), (2) on parity with any other series of Preferred Stock established by the Board of Directors, and (3) prior to any other of our equity securities, including our common stock.

                  SB-2 Filing
                  -----------

                  On December 22, 1999, we filed a Registration Statement on Form SB-2 with the Commission under the Securities Act of 1933 registering 4,125,056 shares of our common stock: (1) for sale by investors who purchased 1,500,000 shares of common stock in private placements by us, (2) issuable upon exercise of warrants to purchase 125,056 shares of common stock, and (3) 2,500,000 shares of common stock issuable upon the conversion of preferred stock held by Casa di Cura. As of February 14, 2000, that registration statement had not been declared effective.

                  Recent Sales of Unregistered Securities
                  ---------------------------------------

                  During the last three years, we have issued or sold the following securities without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:

                  o 300,000 shares to Great Wizard Investments Limited on February 14, 2000, pursuant to a subscription agreement entered into between us and Asia Pioneer Limited. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or
                           Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 50,000 shares to Energenic, LLC on February 7, 2000, together with the issuance 50,000 one year options exercisable at $1.00 per share for the purchase of common stock for services and options valued at $60,000 pursuant to the software Agreement between us and Energenic, LLC. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 125,000 shares of common stock of our subsidiary, ValueFlash.com Inc., to Michael Vasinkevich for $250,000 on February 7, 2000, together with 62,500 8 month options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 500,000 shares of common stock of our subsidiary, ValueFlash.com Inc., to Amro International for $500,000 on February 2, 2000, together with 250,000 8 month options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 75,000 shares of common stock of our subsidiary, ValueFlash.com Inc. to Alvin Pock for $150,000 on January 31, 2000, together with 75,000 8 month options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 2,500,000 5 year options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share to Michael Vasinkevich on January 28,

                           2000, in accordance of a Finder's Agreement between ValueFlash.com, Inc. and Michael Vasinkevich.

                  o 2,500,000 5 year options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share to Shai Bar Lavi on January 28, 2000, in accordance of an Employment Agreement between ValueFlash.com, Inc. and Shai Bar Lavi.

                  o 1,500,000 5 year options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share to Steven A. Horowitz on January 28, 2000, in accordance of a Finder's Agreement between ValueFlash.com, Inc. and Steven A. Horowitz.

                  o 1,000,000 5 year options to purchase common stock of ValueFlash.com Inc., at an exercise price of $2.00 per share to Shlomo Shur on January 28, 2000, in accordance of an Employment Agreement between ValueFlash.com, Inc. and Shlomo Shur.


                  o 20,000 shares of common stock to Cabaret Software, Inc. on January 20, 2000 for services valued at $20,000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or
                           Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o On January 6, 2000, we raised $500,000 through the exercise of options by Erno and Rachel Bodek to purchase 1,000,000 shares of common stock at the exercise price of $0.50 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o On November 16, 1999, we entered into a Subscription Agreement with Asia Pioneer where we raised $100,000 from Asia Pioneer through the issuance of 200,000 share of common stock, along with six allotments to purchase an additional 300,000 shares of common stock per month at $150,000 per allotment. The allotments will be fulfilled in May 2000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 714,286 shares The Gross Foundation for $250,000 on November 2, 1999 along with 71,486 two-year warrants to purchase common stock for $.75 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 142,857 shares Michael Sonnenberg for $50,000 on November 2, 1999 along with 14,285 two-year warrants to purchase common stock for $.75 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 107,143 shares Fox Distribution, Inc. for $37,500 on November 2, 1999 along with 10,714 two-year warrants to purchase common stock for $.75 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 285,714 shares to Steven A. Horowitz for $100,000 on November 2, 1999 along with 28,571 two-year warrants to purchase common stock for $.75 per share. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 1,000,000 shares to Erno and Rachel Bodek for $500,000 from Erno and Rachel Bodek on November 1, 1999 through the issuance of 1,000,000 shares of common stock, along with 30-month Warrants to purchase an additional 200,000 shares of common stock at $1.25 per share, and an option to purchase another 2,000,000 shares of common stock at $.50 per share which shall expire on December 31, 1999. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 50,000 shares to Energenic, LLC for services valued at $50,000 on October 29, 1999, in addition to an agreement to issue 50,000 shares of common stock to Energenic upon the completion of milestones pursuant to the Software Agreement between us and Energenic and the issuance of an additional 50,000 one-year options exercisable at $1.00 per share for the purchase of shares of common stock upon the completion of the project as set forth in the Software Agreement. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 75,000 shares to Lawrence Adams Ltd. for services valued at $75,000 on September 14, 1999. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 110,000 shares to Steven Wildstein through the exercise of cashless options on September 14, 1999. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 17,073 shares to Alexander Zemel through the exercise of stock options. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 40,000 shares to Michael Sonnenberg through the exercise of cashless options on September 14, 1999. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 150,000 shares to Lawrence Adams Ltd. through the exercise of cashless options on September 14, 1999. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 216,000 shares to Y2G.com, Inc. for $155,000. On September 8, 1999, the Company sold Y2G an additional 116,000 shares of common stock for $155,000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o 30,000 shares to Cabaret Software, Inc. on August 10, 1999, and 10,000 shares on September 18, 1999 for services valued at $30,000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o During the period from July 1, 1998 to June 30, 1999, we issued 2,746,558 common shares, 600,000 Convertible Class A Debentures, 1,500,000 Convertible Class B Debentures for cash of $2,100,000, net of issuance costs of $248,150. During the year ended June 30, 1999, we also issued 1,328,498 Warrants to purchase common shares from the following transactions: (1) 75,000 common shares and 100,000 Warrants were issued to Bandai Holdings USA for the purchase of equipment used in our MixFactory.comTM E-Commerce facility, and (2) 1,883,635 common shares were issued to Kelly Music for the purchase of its 26.15% interest in CDKnet, LLC which resulted in securing for us 100% of the equity interests of CDKnet, LLC. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D because the purchaser is an accredited investor who purchased the stock for investment purposes.

                  o During the period October 1, 1997 (date of inception) to June 30, 1998, our predecessor, International Pizza Group, issued 2,999,985 common shares $224,986 as part of a private placement. We issued 7,300,363 common shares in connection with the acquisition of 73.85% of the equity interests in CDKnet, LLC. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D because the purchaser is an accredited investor who purchased the stock for investment purposes.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

                  Not applicable.


Item 5.           Other Information.
                  -----------------

         On February 10, 2000, we dismissed Grant Thornton LLP ("Grant Thornton"), our former independent certified public accountants. During the past two years, Grant Thornton added an emphasis paragraph to their report on our consolidated financial statements as of June 30, 1999 and for the year ended June 30, 1999, and in the period October 1, 1997 (date of inception) to June 30, 1998, relating to factors that substantial doubt about our ability to continue as a going concern. The factors cited by them included the following: (1) continued losses; (2) use of significant cash in operations and, and (3) lack of sufficient funds to execute our business plan. The decision to dismiss Grant Thornton as our independent certified public accountants was approved by the Board of Directors of the Company. During our two most recent fiscal years and subsequent period up to February 14, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         On February 10, 2000, we engaged Radin, Glass & Co. to serve as our independent certified public accountants.


Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

                  (a)      Exhibits
                           --------

                           Exhibit 27. Financial Disclosure Schedule

                  (b)      Forms 8-K
                           ---------
                           No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, Incorporated

Date February 14, 2000                  /s/   Steven A. Horowitz
                                        ------------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary