Form 10QSB/A
period 1999-12-31
CDKNET COM INC
filed 2000-02-25
CIK 1095130

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A

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


Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

                  (a)      Exhibits
                           --------
                           Exhibit 16. Letter from former accountant,
                                       Grant Thornton LLP

                           Exhibit 27. Financial Disclosure Schedule *

                  (b)      Forms 8-K
                           ---------
                           No reports on Form 8-K were filed during the quarter ended December 31, 1999.

--------------
  * Incorporated by reference from our report on Form 10-QSB filed on February 14, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, Incorporated

Date February 25, 2000                  /s/   Steven A. Horowitz
                                        ------------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary