Form 10QSB
period 2000-03-31
CDKNET COM INC
filed 2000-05-19
CIK 1095130

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2000.

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

                        400 Garden City Plaza, Suite 202
                           Garden City, New York 11530
                                 (516) 222-8800
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

           595 Stewart Avenue, Suite 710, Garden City, New York 11530
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Applicable Only to Issuers Involved in Bankruptcy Proceedings During the Preceding Five Years: Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X]   No [ ]

Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: May 18, 2000       21,151,831
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

         Notes to Financial Statements ..............................    F-5

2.       Management's Discussion and Analysis .......................     2

Part II. Other Information.

1.       Legal Proceedings ..........................................    II-1

2.       Changes in Securities ......................................    II-1

3.       Defaults Upon Senior Securities ............................    II-10

4.       Submission of Matters to a Vote of Security Holders ........    II-10

5.       Other Information ..........................................    II-10

6.       Exhibits and Reports on Form 8-K ...........................    II-10

Signatures ..........................................................    II-11

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                                        Page
                                                                                        ----
Financial Statements

      Consolidated Balance Sheets at March 31, 2000 (unaudited)
         and June 30, 1999                                                                F-1

      Consolidated Statements of Operations for the three months ended March 31,
         2000 and 1999, nine months ended March 31, 2000 and 1999 (unaudited)             F-2

      Consolidated Statement of Stockholders' Equity for the period
         July 1, 1999 to March 31, 2000 (unaudited)                                       F-3

      Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2000 and 1999 (unaudited)                                        F-4

      Notes to Consolidated Financial Statements                                     F-6 -F-8

                        CDKNET.COM, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                             March 31,       June 30,
                                                                               2000            1999
                                                                           ------------    ------------
                                         ASSETS                            (unaudited)       (audited)
CURRENT ASSETS:
     Cash and cash equivalents                                             $  2,400,301    $    231,347
     Accounts receivable                                                         64,194          19,000
     Notes receivable                                                           262,500          11,600
     Prepaid expenses & other current assets                                     40,640           9,907
                                                                           ------------    ------------
            TOTAL CURRENT ASSETS                                              2,767,635         271,854

FURNITURE AND EQUIPMENT - at cost less accumulated
     depreciation and amortization of $260,056 and
     $152,286 at March 31, 2000 and June 30, 1999,
     respectively                                                               696,019         489,053

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
     less accumulated amortization of $2,543,942 and
     $1,472,753 at March 31, 2000 and June 30, 1999,
     respectively                                                             4,597,315       5,668,504

INTANGIBLE ASSETS, less accumulated amortization of
     $658,297 and $452,467 at March 31, 2000 and
     June 30, 1999, respectively                                                713,906         919,736

OTHER ASSETS
     Security deposits                                                           45,024            --
     Deferred financing costs, less accumulated amortization
        of $59,549 and $37,400 at March 31, 2000 and June 30,
        1999, respectively                                                       22,351         210,750
                                                                           ------------    ------------
                                                                           $  8,842,250    $  7,559,897
                                                                           ============    ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                      $     67,000    $    220,778
     Accrued expenses and other current liabilities                             901,570         415,334
     Due to related party                                                          --           125,000
     Current portion of long-term debt and capitalized
        lease obligations                                                       103,597          67,939
                                                                           ------------    ------------
            TOTAL CURRENT LIABILITIES                                         1,072,167         829,051

LONG TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
     net of current portion                                                     145,597         205,416

SUBORDINATED CONVERTIBLE DEBENTURES                                             255,000       1,671,000

COMMITMENTS AND CONTINGENCIES                                                      --              --

MINORITY INTEREST                                                               352,954            --

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock - par value $.0001 per share; authorized
        5,000,000 shares; (redemption value $1,500,000)                       1,264,863            --
     Common stock - par value $.0001 per share; authorized 40,000,000 shares;  21,068,771 and 14,046,906 shares issued and outstanding
        at March 31, 2000 and June 30, 1999                                       2,107           1,405
     Additional paid-in capital                                              18,350,313      12,232,100
     Accumulated deficit                                                    (12,600,750)     (7,379,075)
                                                                           ------------    ------------
            TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                              7,016,533       4,854,430
                                                                           ------------    ------------
                                                                           $  8,842,250    $  7,559,897
                                                                           ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three months ended March 31,     Nine months ended March 31,
                                                        ----------------------------    ----------------------------
                                                            2000            1999            2000            1999
                                                        ------------    ------------    ------------    ------------
                                                                (unaudited)                     (unaudited)
Net revenues                                            $     43,448    $    115,184    $     83,602    $    457,237
Cost of revenues                                              41,764          24,630          79,369         133,572
                                                        ------------    ------------    ------------    ------------
            Gross profit                                       1,685          90,554           4,234         323,664

Selling, general and administrative expenses               2,138,383         787,978       3,953,464       2,210,998
Depreciation and amortization                                467,747         504,453       1,410,150       1,502,991
                                                        ------------    ------------    ------------    ------------
            Loss from operations                          (2,604,445)     (1,201,877)     (5,359,380)     (3,390,324)

Other income and (expense):
     Interest income                                          11,078           4,891          13,783           5,175
     Interest expense, including interest relating to
         beneficial conversion and debt discount              (9,085)       (670,963)        (73,423)       (780,879)
                                                        ------------    ------------    ------------    ------------
            Total other income and expense                     1,992        (666,072)        (59,641)       (775,704)

Minority interest in loss of subsidiary                      197,346            --           197,346            --
                                                        ------------    ------------    ------------    ------------
            NET LOSS                                    $ (2,405,107)   $ (1,867,950)   $ (5,221,675)   $ (4,166,029)
                                                        ============    ============    ============    ============

Basic and diluted earnings (loss) per share             $      (0.13)   $      (0.13)   $      (0.31)   $      (0.33)

Weighted-average shares outstanding -
     basic and diluted                                    19,214,875      14,023,453      16,821,909      12,673,627

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        CDKNET.COM, INC. and Subsidiaries

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Nine months ended March 31, 2000


                                                       Preferred Stock                 Common Stock
                                                 ---------------------------   ---------------------------
                                                    Shares         Amount         Shares         Amount
                                                 ------------   ------------   ------------   ------------
BALANCE - JUNE 30, 1999                                  --     $       --       14,046,906   $      1,405

    Issuance of common stock                             --             --        5,215,333            521
    Exercise of stock options                            --             --        1,462,073            146
    Compensation related to stock
       option plan and donated services                  --             --             --             --
    Common stock and stock warrants
       issued for services                               --             --          315,000             32
    Conversion of indebtedness to common stock           --             --           29,459              3
    Conversion of 5.75% debentures to 5.75%
       preferred stock                              1,500,000      1,264,863           --             --
    Preferred stock dividend - paid                      --             --             --             --
    Equity in Value Flash                                --             --             --             --
    Net loss                                             --             --             --             --
                                                 ------------   ------------   ------------   ------------

BALANCE - MARCH 31, 2000 (unaudited)                1,500,000   $  1,264,863     21,068,771   $      2,107
                                                 ============   ============   ============   ============





                                                  Additional                        Total
                                                   Paid in        Accumulated    Stockholders'
                                                   Capital          Deficit         Equity
                                                 ------------    ------------    ------------
BALANCE - JUNE 30, 1999                          $ 12,232,100    $ (7,379,075)   $  4,854,430

    Issuance of common stock                        2,278,624            --         2,279,145
    Exercise of stock options                         724,123            --           724,269
    Compensation related to stock
       option plan and donated services               123,875            --           123,875
    Common stock and stock warrants
       issued for services                            777,968            --           778,000
    Conversion of indebtedness to common stock         20,392            --            20,395
    Conversion of 5.75% debentures to 5.75%
       preferred stock                                   --              --         1,264,863
    Preferred stock dividend - paid                    (7,969)           --            (7,969)
    Equity in Value Flash                           2,201,200            --         2,201,200
    Net loss                                             --        (5,221,675)     (5,221,675)
                                                 ------------    ------------    ------------

BALANCE - MARCH 31, 2000 (unaudited)             $ 18,350,313    $(12,600,750)   $  7,016,533
                                                 ============    ============    ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         Nine months ended March 31,
                                                                          ------------------------
                                                                             2000          1999
                                                                          ----------    ----------
                                                                                (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                             $(5,221,675)  $(4,166,029)
                                                                          ----------    ----------
    Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation and amortization                                       1,410,150     1,502,991
       Common stock warrants issued for debt discount expensed                             663,000
       Compensation related to stock option plan and donated services        123,875
       Common stock and stock warrants issued for services                   778,000       117,150
       Minority interest in net loss                                        (197,346)
       Changes in assets and liabilities
          Accounts receivable                                                (45,194)       30,375
          Notes receivable                                                  (250,900)       (9,229)
          Prepaid expenses and other current assets                          (30,733)       20,727
          Accounts payable                                                  (153,778)     (128,148)
          Accrued expenses and other current liabilities                     486,236       187,087
                                                                          ----------    ----------
NET CASH USED BY OPERATIONS                                               (3,101,365)   (1,782,076)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Other assets                                                             (45,024)         --
    Purchase of furniture and equipment                                     (302,836)     (288,206)
                                                                          ----------    ----------
NET CASH USED BY INVESTING ACTIVITIES                                       (347,860)     (288,206)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
    Proceeds from notes payable                                                 --         450,000
    Proceeds from subordinated convertible debentures                           --       1,829,000
    Repayment of shareholder loans                                                        (106,000)
    Principal payments on long-term debt and capitalized
       lease obligations                                                    (128,766)      175,000
    Minority interest                                                        550,300
    Equity in Value Flash                                                  2,201,200
    Preferred dividends paid                                                  (7,969)
    Proceeds from issuance of common stock                                 3,003,414
                                                                          ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  5,618,179     2,348,000
                                                                          ----------    ----------

NET DECREASE IN CASH                                                       2,168,954       277,718

CASH, beginning of the period                                                231,347       469,266
                                                                          ----------    ----------

CASH, end of the period                                                   $2,400,301    $  746,984
                                                                          ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for Interest                              $   11,708    $   12,277
Noncash investing and financing transactions:
    Common stock and stock warrants issued for purchase of fixed assets      110,000          --
    Common stock issued for purchase of minority interest                       --       4,506,122
    Debt discount                                                               --         130,318
    Issuance of stock upon conversion of subordinated debentures                --         300,000
    Common stock and stock warrants issued for financing costs
       and services                                                          105,000       766,000

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                        CDKNET.COM, INC. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

     The accompanying consolidated financial statements of CDKNET.COM, Inc. (the "Company") and for the periods ended March 31, 2000 and the periods ended March 31, 1999 are unaudited and have been prepared on the same basis as the audited financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial information set forth therein have been included, in accordance with generally accepted accounting principles. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual financial statements for the year ended June 30, 1999 on Form 10-SB12/G.

NOTE 1 - EQUITY TRANSACTIONS

     a. For the nine months ended March 31, 2000, the Company issued an aggregate of 5,982,000 stock options to certain officers and an employees at an exercise price of $1.00. The quoted market price of the Company's stock at the date of grant ranged from $1.00 - $1.50.

     b. On August 1, 1999, the Company's wholly-owned subsidiary, CDKNET, LLC, entered into a two-year employment agreement with its president. The agreement provides for a minimum annual salary of $150,000 and the issuance of 750,000 stock options, expiring in five years, with an exercise price of $1.00 vesting over the term of the agreement or earlier if a change in control or CDKnet terminates the agreement without cause. The quoted market value of the Company's stock on the date of grant was $1.50. The agreement provides for six months of severance pay. All payments under the agreement are guaranteed by the Company. During the three months ended September 30, 1999, the Company recorded compensation expense relating to the stock options of $46,875.

         On August 1, 1999, CDKnet entered into a two-year employment agreement with an executive vice president. The agreement provides for a minimum annual salary of $150,000 and the issuance of 1,000,000 stock options, expiring in five years, with an exercise price of $1.00 vesting over the term of the agreement or earlier if a change in control or CDKnet terminates the agreement without cause. The quoted market value of the Company's stock on the date of grant was $1.50. The agreement provides for severance payments, under certain conditions, for the unexpired term of the agreement. All payments under the agreement are guaranteed by the Company. During the three months ended September 30, 1999, the Company recorded a compensation expense relating to the stock options of $65,000.

     c. On October 1, 1999, the Company gave notice to the holders of the $1,500,000 5.75% Subordinated Convertible Debentures and exercised its right to call the outstanding Debentures in exchange for $1,500,000 of 5.75% Convertible Preferred Stock. Under the terms of the Debentures, the Convertible Preferred Stock shall have: (1) liquidation preferences equal to the principal amount of the Debenture, (2) a 5.75% cumulative annual dividend payable quarterly, (3) rights to convert into shares of Common Stock at the same conversion rate as the Debentures and (4) the same redemption rights at the option of the Company. The Company has paid dividends for these debenture holders in the amount of $7,969, during the third quarter ended March 31, 2000.

     d. During August and September 1999, the Company issued 332,000 shares of common stock to an unrelated investor and received net proceeds of $310,000. In connection with the transaction, the investor was given a 30-day option, which expired September 17, 1999 to purchase up to an additional 2,668,000 shares of common stock for approximately $3,410,000.

     e. In August 1999 and March 2000, stock options to purchase 450,000 shares of common stock were exercised, using cashless exercises pursuant to which 345,000 shares of common stock were issued.

     f. Individuals exercised options to purchase 767,073 shares of common stock for $461,768 for the nine months ended March 31, 2000.

     g. On November 1, 1999, pursuant to a securities purchase agreement, the Company issued 1,000,000 shares of common stock and received net proceeds of $500,000. Further, in connection with the agreement, the Company issued 200,000 stock warrants, expiring May 2002, with an exercise price of $1.25 per share and granted the purchasers the option to purchase an additional 2,000,000 shares of common stock for $.50 per share which were exercised in January and February 2000. In February 2000, the Company sold an additional 133,333 shares of common stock to another individual for $100,000.

     h. On November 2, 1999, the Company issued 1,250,000 shares of common stock and received net proceeds of $437,500. In connection with the transaction, in which the Company's CEO and other shareholders fulfilled a commitment to invest $200,000 in the Company, the Company issued 125,056 stock warrants, expiring November 2, 2001, at an exercise price of $.75 per share. The warrants include provisions for cashless exercises and adjustments to the purchase price and the number of shares, as defined. Further, the Company and the purchasers executed a registration rights agreement which requires mandatory registration of the shares issued within a specified period.

     i. On November 16, 1999, the Company's CEO rescinded 750,000 options granted on August 1, 1999 to purchase the Company's common stock for no future consideration.

     j. On November 16, 1999, pursuant to a Subscription Agreement with a third party, the Company issued 200,000 shares of common stock and received net proceeds of $100,000. In connection with the agreement, the investor agreed to purchase an additional 1.6 million shares of common stock at $.50 per share through May 2000. In addition, the Company and the investor entered into a Technology and Licensing Agreement which will give the Company a 4.89% interest in the investor and additional fees upon completion of specified services and further, grants a license to use certain of CDK's technology. Another $150,000 has been received for the sale of 300,000 shares of common stock through February 3, 2000 pursuant to the aforementioned stock subscription agreement.

     k. In March 2000, $20,000 of 6% convertible debentures and $1,800 of accrued interest was converted into 29,459 shares of common stock, pursuant to the exercise rights of the 6% convertible debenture holders.

     l. During the nine months ended March 31, 2000, the Company recorded costs of $272,854 as a reduction to paid in capital for the registering certain common stock of the Company and the raising of funds during the nine months March 31, 2000.

     m. During the nine months ended March 31, 2000, 315,000 shares of common stock were issued for services, which $110,000 was capitalized as software development costs and $480,000 was expensed for consulting services an additional 150,000 of stock options and warrants in the Company at exercise prices ranging from $.75 to $1.00 were issued for services valued at $376,500, which was expensed as consulting services.

     n. On March 31, 2000, an individual and an entity exercised 350,000 stock options with the Company holding two notes receivable totaling $262,500 in lieu of a cash payment of the common stock purchased. The notes are due by June 15, 2000 and bear interest.

     o. In April 2000, ValueFlash.com entered into an employment agreement with its CFO, whereby the CFO is entitled to certain compensation arrangements and 250,000 stock options to purchase the Company's common stock at an exercise price of $3.00, which vest over time.

     NOTE 2 - VALUEFLASH.COM, INC. TRANSACTIONS

     a. The Company recently completed the V-Flash software, a communication module which provides a real-time, direct communication vehicle for marketers to reach their customers, such software is to be distributed through a separate newly formed subsidiary ValueFlash.com, Inc. ("ValueFlash"). The Company has raised an additional $2,500,000 through the sale of 1,250,000 shares of common stock and options in the ValueFlash subsidiary or 20% of the entity. The Company has recorded a $2,201,200 increase in equity due to the ValueFlash equity transactions and recorded the intial minority interest of $550,300. The minority interest represents an interest in ValueFlash not held by the Company.

     b. The Company issued 7,533,000 stock options to its officers and employees at an exercise price of $1.50 for a period of five years. The Company issued an additional 250,000 stock options to a vendor for services rendered exercisable at $2.00 per share, which has been valued at $251,500 and expensed.

     NOTE 3 - SUBSEQUENT EVENTS

Lease
-----

During the quarter ended March 31, 2000, we committed to a new 10-year lease for the 250 57th Street premises beginning on May 1, 2000. The lease calls for annual rent payments at $149,575 from 2000 to 2002, $159,225 from 2002 to 2004,
$164,050 from 2004 to 2006 and $168,875 from 2006 through 2010.

Stock Dividend
--------------

On April 12, 2000, we announced our intention to issue a stock dividend based upon 10% of our holdings in our subsidiary, ValueFlash.com, Incorporated, subject to registration and underwriter approval prior to distribution. Our board of directors will meet in the near future to decide whether to issue the dividend based upon the advice of the underwriter and other advisors, including our independent auditors.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

This information should be read in conjunction with the unaudited financial statements and the notes attached thereto included in Item 1 of Part I of this Quarterly Report and the audited financial statements and notes and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended June 30, 1999 contained in our Form 10-SB filing, as amended.

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

Overview
--------

We have developed a multimedia technology, called CDK(TM), which integrates audio, video and Internet connectivity on a standard compact disc. Our technology enables users to create their own personalized compact discs simply by visiting a Website. These custom compact discs play audio and display videos on a full-screen, using high-quality videos and digital technology. The custom compact discs also include software applications and targeted Web links.

We have also developed "V-Flash(TM)", our new software based communication module which we are distributing through our subsidiary, ValueFlash.com Incorporated. V-Flash provides a real time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application. Our subsidiary, CDKnet, LLC, initially developed the V-Flash product. It was transferred to ValueFlash in January 2000 for further development, production, marketing and distribution. V-Flash will be distributed primarily by multimedia CD's that will be produced by us.

Our targeted industries include: (1) entertainment (music, movies, and TV); (2) travel and tourism; (3) professional sports; (4) financial services; (5) education; (6) toys/games; (7) fashion; (8) food/cooking; (9) automotive; and
(10) healthcare. Our primary customers and or strategic partners include Peterson's, AtomicPop, Central Park Media, CollegeMusic.com, Megaforce Records and DreamWorks Records.

We have a limited operating history. While we are currently generating revenues primarily from development and use fees for client specific CD's and the sale of custom CD's, most resources have been directed to developing and marketing the V-Flash product in accordance with our fiscal 2000 operating plan.

In March 2000, the first V-Flash messenger application was launched and marketing alliances with Atlantic Records, Impiric (formerly Wunderman Cato Johnson) RCA Records and Artimis Records were announced. In May 2000,

ValueFlash.com announced a partnership with PlanetGiving.com, an online charity auction platform for non-profit fundraising.

We anticipate that V-Flash will be a major factor in our future revenue and business growth. Significant expenditures have been incurred and will continue to be required for marketing and advertising the product and to build the infrastructure to support it.

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

We receive funds from product sales and services, we also continue to rely on our ability to raise money through equity financing to fund our business endeavors. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, and Gameplayer 2.0 and our new E-commerce facility MixFactory.comTM), and V-Flash.

We have had success at recent financing efforts although we have had a history of operating losses that raised doubt about our ability to continue operations. For example, we have a licensing agreement with Asia Pioneer that provides us with $150,000 infusion of capital each month for six months until May 2000 and, therefore, serves as a liquidity and capital resource. The parties are currently renegotiating the terms of the contract. Additionally, the parties have entered into a technology and license agreement that gives us a 4.89% interest in Asia Pioneer at the completion of the underlying services in exchange for a license to use certain CDKTM technology. Our ownership interest in Asia Pioneer can be sold in the event we need a cash infusion.

We have also successfully raised $2.5 million in private financings through our subsidiary, ValueFlash.com, Inc. through March 31, 2000 and $5,372,486 to date.

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

As of May 18, 2000, we had 21,151,831 shares of common stock issued and outstanding. In April, 2000, we were reinstated on the Over-the-Counter Bulletin Board where our stock is traded under the symbol "CDKX."

Recent Developments
-------------------

Lease
-----

During the quarter ended March 31, 2000, we committed to a new 10-year lease for the 250 57th Street premises beginning on May 1, 2000. The lease calls for annual rent payments at $149,575 from 2000 to 2002, $159,225 from 2002 to 2004,
$164,050 from 2004 to 2006 and $168,875 from 2006 through 2010.

Stock Dividend
--------------

On April 12, 2000, we announced our intention to issue a stock dividend based upon 10% of our holdings in our subsidiary, ValueFlash.com, Incorporated, subject to registration and underwriter approval prior to distribution. Our board of directors will meet in the near future to decide whether to issue the dividend based upon the advice of the underwriter and other advisors, including our independent auditors.

Results of Operations - Quarter Ended March 31, 1999 Compared to Quarter Ended
------------------------------------------------------------------------------
March 31, 2000
--------------

During the quarter ended March 31, 2000, we incurred a net loss of $2.4 million on revenues of $45,000 compared to a net loss of $1.9 million on revenues of $84,000 in the prior period ended March 31, 1999. Revenues declined $40,000 in the current period due to the continued shift in focus to enhancing our core technologies and product development.

The cost of revenues for the quarter ended March 31, 2000 was $42,000 compared to $25,000 for quarter ended March 31, 1999.

From January 1, 2000 to March 31, 2000, we expended approximately $257,000 on research and development compared to $50,000 during the period January 1, 1999 to March 31, 1999. Our research and development costs were higher in the third quarter due to expenditures for the development of V-Flash, enhancements to our core technology and product development.

For the quarter ended March 31, 2000, other operating expenses were $2.6 million, compared to $1.3 million in the quarter ended March 31, 1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

Interest expense was $9,085 for the quarter ended March 31, 2000, compared to $670,963 in the quarter ended March 31, 1999 due to the prior period including interest related to a beneficial conversion feature on subordinated convertible debentures.

Results of Operations - First Nine Months of Fiscal 2000 Compared to First Nine
-------------------------------------------------------------------------------
Months of Fiscal 1999
---------------------

During the nine months ended March 31, 2000, we incurred a net loss of $5.2 million on revenues of $83,602 compared to a net loss of $4.2 million on revenues of $457,237 in the nine months ended March 31, 1999. Revenues declined $375,635 in the current period due to the continued shift in focus to enhancing our core technologies and product development.

The cost of revenues for the nine months ended March 31, 2000 was $79,369 compared to $153,572 for the nine months ended March 31, 1999.

For the first nine months of fiscal 2000, we expended approximately $484,000 on research and development compared to $141,000 during the first nine months of Fiscal 1999. Our research and development costs were higher during the first nine months of fiscal 2000 due to expenditures for the development of V-Flash, enhancements to our core technology and product development.

For the first nine months of fiscal 2000, other operating expenses were $5.4 million compared to $3.7 million during the first nine months of fiscal 1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

Interest expense was $73,423 for the first nine months of fiscal 2000, compared to $780,879 in the first nine months of fiscal 1999, as expenditures particularly in the third quarter of 2000 related to marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, we had $2.4 million in cash and cash equivalents. Our principal commitments are $255,000 in Subordinated Convertible Debentures, $175,000 in long-term debt and operating and capital lease obligations. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in advertising, marketing and operating expenses for the foreseeable future and that such expenses will be a material use of our cash resources.

Our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the nine months ended March 2000, $3 million has been raised from the sale of our common stock and $2,500,000 from the sale of ValueFlash.com, Inc. common stock to outside investors. We do not maintain credit facilities with any financial institutions. Future financings will be necessary to fund our operations in the form of additional debt and equity transactions. There can be no assurances that we will be able to secure sufficient funding to continue executing its operating plan, but management believes that we will be able to secure sufficient financing for operations for the next twelve months.

Net cash used by operating activities equaled $3.1 million for the nine months ended March 31, 2000, compared to net cash used in operating activities of $1.8 million for the first nine months ended March 31, 1999. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

Net cash from financing activities was $5.6 million for the nine months ended March 31, 2000, compared to $2.3 million for the nine months ended March 31, 1999. Cash provided by financing activities resulted from $3 million in proceeds from the sale of our common stock, $2,500,000 in proceeds from the sale of ValueFlash.com. common stock and minority interest sale.

The proceeds from these issues have and will be used to (i) continue our ongoing operations, (ii) development of CDK(TM), V-Flash, Gameplayer, and MixFactory.com(TM) product lines, and (iii) to repay our debt.

Factors Affecting Future Results
--------------------------------

We do not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this quarterly report that are not historically containing predictions and are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of our internal estimate of revenue and operating expense levels. We face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.

                           PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------


           On March 30, 2000, our subsidiary, CDKnet, LLC, Shai Bar Lavi (Chief Executive Officer of CDKnet, LLC), and Jon Nussbaum (the "Defendants"), were sued in Superior Court in California, County of Los Angeles by Worldsite, Inc., the landlord of our California office (the "Plaintiff"), alleging conversion, fraud, and breach of oral contract. The Plaintiff seeks damages in excess of $25,000.00. All other legal proceedings are incorporated by reference from our registration statement on Amendment No. 4 on Form 10-SB filed on March 6, 2000.


Item 2.    Changes in Securities
           ---------------------

           None

           SB-2 Filings
           ------------

           On March 17, 2000, we filed an Amendment to our Registration Statement on Form SB-2 with the Commission under the Securities Act of 1933 registering 7,610,578 shares of our common stock: (1) for sale by investors who purchased 1,505,522 shares of common stock in private placements by us, (2) issuable upon the exercise of options to purchase 1,250,000 shares of common stock, (3) issuable upon exercise of warrants to purchase 1,855,056 shares of common stock, and (4) 2,500,000 shares of common stock issuable upon the conversion of preferred stock. On March 27, 2000, that registration statement was declared effective.

           Recent Sales of Unregistered Securities
           ---------------------------------------

As of May 17, 2000, there were issued and outstanding 21,151,831 shares of common stock which were issued or sold in reliance upon the exemptions from registration provided by the Securities Act as set forth below.

During the last three years, we have issued or sold the following securities without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:

           o 3,000 options to purchase our common stock at an exercise price of $2.25 and 2,000 options to purchase the common stock of our subsidiary, ValueFlash.com at an exercise price of $1.50 per share to Derrick Sai Lu effective May 4, 2000, in accordance with CDKnet.com's and ValueFlash.com's Stock Option Plan, respectively. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 100,000 shares of common stock to The Blackmor Group on April 17, 2000 in exchange for services to be performed by the Blackmor Group. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 62,550 shares of common stock to The Gross Foundation pursuant to the exercise of cashless options on April 14, 2000. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 250,000 five-year options to purchase our common stock at an exercise price of $3.00 per share to Robert Reeves effective April 10, 2000, in accordance with his employment Agreement with us. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 2,000 options to purchase our common stock at an exercise price of $2.25 and 2,000 options to purchase the common stock of our subsidiary, ValueFlash.com at an exercise price of $1.50 per share to Elan Aronov effective May 4, 2000, in accordance with CDKnet.com's and ValueFlash.com's Stock Option Plan, respectively. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 22,500 shares of common stock to Joel Schneider through the exercise of cashless options on March 30, 2000. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 22,500 shares of common stock to Herb Sommer through the exercise of cashless options on March 30, 2000. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 250,000 shares of common stock at $.75 per share to Steve Wildstein through the exercise of options on March 31, 2000, in exchange for a note payable to us in the amount of $187,500. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 100,000 shares of common stock at $.75 per share to Freshstart Capital, Inc. on March 31, 2000 in exchange for a Note payable to us in the amount of $75,000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 750,000 shares of our common stock to Steven Horowitz through the exercise of options on March 28, 2000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 133,000 shares of common stock to Abbey Blatt at $.75 per share on March 28, 2000. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 500,000 shares of stock in our subsidiary, ValueFlash.com, Incorporated, at $2.00 per share on March 28, 2000 to Mabcrown, Inc., and 250,000 five-year options to purchase the common stock of ValueFlash.com at an exercise price of $2.00 per share. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 250,000 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, at an exercise price of $1.50 per share on April 10, 2000 to Robert Reeves. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 50,000 shares of stock in our subsidiary, ValueFlash.com, Incorporated, at $2.00 per share on March 13, 2000 to Dr. Aizik Wolf, and 25,000 five-year options to purchase the common stock of ValueFlash.com at an exercise price of $2.00 per share. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 50,000 options to purchase our common stock at an exercise price of $1.00 effective October 1, 1999 and 10,000 options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.50 per share to Don Hegarty effective March 1, 2000, in accordance with CDKnet.com's and ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 10,000 options to purchase our common stock at an exercise price of $2.25 and 5,000 options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.50 per share to Nick Baciu effective May 5, 2000, in accordance with CDKnet.com's and ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 18,000 options to purchase our common stock at an exercise price of $1.00 effective October 25, 1999 and 8,000 options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.50 per share to Larry Shirley effective March 1, 2000, in accordance with ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 6,000 options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.50 per share to Lauree Peoples effective March 1, 2000, in accordance with ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 16,667 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, at an exercise price of $2.00 per share on April 4, 2000 to D.S. Wolf Associates, Inc. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 5,000 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, at an exercise price of $2.00 per share on May, 2000 to Shraga Zaiger for each new contract with a total option pool of 250,000 and a grant of 250,000 options to purchase ValueFlash.com common stock at $2.00 per share in the event ValueFlash.com is sold. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 120,000 warrants to purchase the common stock of our subsidiary, ValueFlash.com, at an exercise price of $2.00 per share on April 4, 2000 to Richard A. Eisner & Company, LLP vesting as follows:
                60,000 warrants upon the signing of the consulting agreement between the purchaser and us; 15,000 shares on July 15, 2000; 15,000 shares on October 15, 2000; 15,000 shares on January 15, 2001; and 15,000 shares on April 15, 2000. We issued warrants to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the warrants for investment purposes.

           o 1,000,000 shares of common stock to Erno and Rachel Bodek for $500,000 through the exercise of options on February 21, 2000. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 300,000 shares to Great Wizard Investments Limited on February 14, 2000, pursuant to a subscription agreement entered into between us and Asia Pioneer Limited. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 50,000 shares to Energenic, LLC on February 7, 2000, together with the issuance 50,000 one-year options exercisable at $1.00 per share for the purchase of common stock for services valued at $60,000 pursuant to the software Agreement between us and Energenic, LLC. We issued stock and options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 125,000 shares of common stock of our subsidiary, ValueFlash.com Incorporated, to Michael Vasinkevich for $250,000 on February 7, 2000, together with 62,500 eight-month options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share. We issued stock and options to the purchaser in reliance upon the exemption provided by Regulation

                D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 100,000 five-year warrants to purchase our common stock at an exercise price of $1.00 per share to Fred Smithline on February 3, 2000, in accordance with a Finder's Agreement between Fred Smithline, Shai Bar-Lavi and CDKnet, LLC. We issued warrants to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the warrants for investment purposes.

           o 500,000 shares of common stock of our subsidiary, ValueFlash.com Incorporated, to Amro International for $1,000,000 on February 2, 2000, together with 250,000 eight-month options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share. We issued stock and options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 100,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Israel Hersh effective February 1, 2000, in accordance with a letter agreement dated January 21, 2000 between Israel Hersh and us. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 280,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Michael Jolly effective January 14, 2000, in accordance with by unanimous consent of directors in lieu of a meeting. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 1,000,000 five-year options to purchase shares of common stock in our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.35 per share and 1,000,000 five-year options to purchase shares of common stock of ValueFlash.com at an exercise price of $1.50 on January 14, 2000 to Tom Ross. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 300,000 five-year options to purchase shares of common stock in our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.35 per share on January 14, 2000 to Michael Jolly. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 300,000 five-year options to purchase shares of common stock in our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $1.35 per share on January 14, 2000 to Russell Kern. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 150,000 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $2.00 per share to Energenic effective January 31, 2000, in accordance with a letter agreement between Energenic and CDKNET.com, Inc. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 50,000 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $2.00 per share to Bob Hopwood effective January 31, 2000, in accordance with a letter agreement between Energenic and CDKNET.com, Inc. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 50,000 five-year options to purchase the common stock of our subsidiary, ValueFlash.com, Incorporated, at an exercise price of $2.00 per share to Energenic effective January 31, 2000, in accordance with a letter agreement between Energenic and CDKNET.com, Inc. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 75,000 shares of common stock of our subsidiary, ValueFlash.com Incorporated to Alvin Pock for $150,000 on January 31, 2000, together with 75,000 eight-month options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share. We issued stock and options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 500,000 five-year options (and 750,000 five-year options held in escrow) to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share to Michael Vasinkevich on January 28, 2000, in accordance with a Finder's Agreement between ValueFlash.com Incorporated and Michael Vasinkevich. We issue options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 1,250,000 five-year options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share to Shai Bar Lavi on January 28, 2000, in accordance of an Employment Agreement between ValueFlash.com Incorporated and Shai Bar Lavi. We issue options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 750,000 five-year options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share to Steven A. Horowitz on January 28, 2000, in accordance of a Finder's Agreement between ValueFlash.com, Incorporated and Steven A. Horowitz. We issue options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 750,000 five-year options to purchase common stock of ValueFlash.com Incorporated, at an exercise price of $2.00 per share to Shlomo Shur on January 28, 2000, in accordance of an Employment Agreement between ValueFlash.com, Incorporated and Shlomo Shur. We issue options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 20,000 shares of common stock to Cabaret Software, Inc. on January 20, 2000 for services valued at $20,000. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

           o 750,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Caldwell Capital Corp. on January 14, 2000, pursuant to a Consulting Agreement between CDKNET.com, Inc. and Michael Vasinkevich. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 250,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Shai Bar Lavi on January 14, 2000. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 750,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Shai Bar Lavi on January 14, 2000, in accordance with employment agreement. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 250,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Shai Bar Lavi on January 14, 2000, in accordance with a finder's agreement between Shai Bar-Lavi and CDKNET, LLC. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 250,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Shai Bar Lavi on January 14, 2000, in accordance with a Consulting Agreement between Shai Bar Lavi and CDKnet, LLC. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or
                Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

           o 500,000 five-year options to purchase our common stock at an exercise price of $1.00 per share to Shlomo Shur on January 14, 2000. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

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

           o 12,000 options to purchase our common stock at an exercise price of $1.00 per share to Lauree Peoples effective October 25, 1999, in accordance with our Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

           o 1,000,000 five-year options to purchase our common stock effective August 1, 1999, to Tom Ross in accordance with an Employment Agreement at an exercise price of $1.00 per share. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

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

      o During the period from July 1, 1998 to June 30, 1999, we issued 2,746,558 common shares, 600,000 Convertible Class A Debentures, 1,500,000 Convertible Class B Debentures for cash of $2,100,000, net of issuance costs of $248,150. During the year ended June 30, 1999, we also issued 1,328,498 Warrants to purchase common shares from the following transactions: (1) 75,000 common shares and 100,000 Warrants were issued to Bandai Holdings USA for the purchase of equipment used in our MixFactory.com(TM) E-Commerce facility, and (2) 1,883,635 common shares were issued to Kelly Music for the purchase of its 26.15% interest in CDKnet, LLC which resulted in securing for us 100% of the equity interests of CDKnet, LLC. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D because the purchaser is an accredited investor who purchased the stock for investment purposes.

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

           Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits
                --------
                Exhibit 27. Financial Disclosure Schedule

           (b)  Forms 8-K
                ---------
                No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, Incorporated

Date May 18, 2000                       /s/   Steven A. Horowitz
                                        ------------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary