Form 10KSB
period 2000-06-30
CDKNET COM INC
filed 2000-10-13
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the year ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from  ________________ to _________________

Commission file number 0-27587

                                CDKnet.com, Inc.
================================================================================
                 (Name of small business issuer in its charter)

         Delaware                                              22-3586087
---------------------------------                           -------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

250 West 57th Street, Suite 1101
New York, New York                                                 10019
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (212) 547-6050

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
================================================================================
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year.  $345,000.
                                                     -------
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price of such common equity, as of September 27, 2000 is $15,612,000.
                                            ----------

As of October 11, 2000, 21,348,178 shares of common stock, $.0001 par value, were outstanding.

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 20, 2000 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                                CDKNET.COM, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
                                     Part I
                                     ------

Item 1      Description of Business.....................................    4

Item 2      Description of Property.....................................   23

Item 3      Legal Proceedings...........................................   24




                                     Part II
                                     -------

Item 5      Market for Common Equity and Related Stockholder Matters....   24

Item 6      Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................   26

Item 7      Financial Statements........................................   30

Item 8      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.........................   31



                                    Part III
                                    --------

Item 9      Directors, Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act..   31

Item 10     Executive Compensation......................................   31

Item 11     Security Ownership of Certain Beneficial Owners and
            Management..................................................   31

Item 12     Certain Relationships and Related Transactions..............   31

Item 13     Exhibits and Reports on Form 8-K............................   31

                                     PART I
                                     ------

                          FORWARD-LOOKING INFORMATION

All statements in this Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 21e of the Securities Exchange Act, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies," or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-KSB. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

ITEM 1.  DESCRIPTION OF BUSINESS.

OUR COMPANY

         CDKnet.com, Inc. is an Internet holding company incorporated in the State of Delaware. Our business is conducted through two of our subsidiaries:
CDKnet, LLC and ValueFlash.com Incorporated. CDKnet, LLC provides proprietary convergence technology that links audio, video and the worldwide web on standard CDs. ValueFlash provides proprietary, non-intrusive, highly targeted e-messaging (which we call "Vflash(TM)") that enables our clients to communicate directly with their customers on a real-time basis.

         CDKNET, LLC
         -----------
         Our subsidiary CDKnet, LLC, a New York limited liability corporation, formed in October 1997, has developed a unique multimedia technology, CDK(TM), integrating audio, video and Internet connectivity on a standard compact disc. Our MixFactory(TM) system, an extension of the core CDK(TM) technology, enables users to create their own personalized multimedia compact discs from a web site. These custom compact discs include full-screen, full-motion video, Red Book (digital standard) audio and targeted web links. The media components are presented through CDKnet, LLC's proprietary media players that have been developed for ease of use and functionality.

         Our business model is based on three revenue streams. The first revenue stream is from development and use fees for client-specific CDKs(TM). We intend to leverage the marketing opportunity offered by the Vflash technology by presenting CDK 2.0 client specific CDs (CDK's) as the logical distribution method for the Vflash messenger in the form of commercially sold or promotionally distributed CDs. This strategy has already begun to increase business. Recent Vflash agreements have enabled us to produce 2,000,000 CDKs for the House of Blues, 52,000 CDK's for the Ford Motor Company, up to 3,000,000 (of a potential 50,000,000) CDK's for Blockbuster in addition to CDK's being produced for NBC's The Today Show. Past clients for this product (CDK 1.0) include Citibank, Pfizer, Montana Power Company, Sandals Resorts and the New York Knicks.

         The second revenue stream is the sale of custom compact discs to consumers through MixFactory.com(TM) and MixFactory(TM) partner sites. We will continue to make MixFactory(TM) technology available to content providers enabling them to promote or sell their wares on a customized basis. In exchange for a per disc manufacturing fee, the content provider receives the right to utilize the Mix Factory(TM) services on their website(s). This scenario also includes content licensed by us that is then sold through our Website. We expect to receive direct revenue from the sale of custom compact discs. The MixFactory agreements we currently have in place include:

         o    Central Park Media (live site)
         o    Megaforce Records (live site)
         o    CollegeMusic.com (live site)
         o    Rolf Gibbs (live site)
         o    SugarBeats.com (live site)
         o    HappyPuppy.com (November 2000)

         Sales will be made via the web through client-specific MixFactory(TM) sites that will be linked from MixFactory.com(TM).

         The third revenue stream is the sale of Web links and Web advertising on MixFactory.com(TM) and MixFactory(TM) partner sites. Digitization fees associated with preparation of partner content are expected to add to these proceeds.

         Of the three revenue streams, two are currently generating revenue -- development and use fees for client-specific CDKs and the sale of custom compact discs. We placed emphasis on research and development throughout fiscal 2000. The new version of our product, CDK 2.0, has been available since August 1999. Since that time, we have generated revenue through client-specific CDK 2.0 discs for Maverick Records, WorldWest Communications, and Raval Media. There are a number of CDK 2.0 projects that are pending, namely Ford, IBM, Blockbuster, EMI and NBC. Custom compact disc sales, which were minimal in fiscal 2000, are expected to increase as we sign up additional content providers. The third revenue stream, sale of web links and web advertising, has not yet materialized.

         VALUEFLASH.COM INCORPORATED
         ---------------------------
         Our subsidiary ValueFlash, a Delaware corporation, was established in January 2000 to take advantage of the dynamic, real-time characteristics of the Internet and to address the need for a non-intrusive yet highly targeted interactive direct marketing application. ValueFlash has developed, and is now marketing, its proprietary Vflash(TM) messenger, a computer desktop application which provides a wide variety of organizations with a real-time method of directly marketing to, and communicating with, their customer base.

         The Vflash(TM) concept was initially developed by CDKnet, LLC to take advantage of the distribution opportunity presented by our main product, web-connected multimedia compact discs. To fully capitalize on this market opportunity, we formed ValueFlash.

         ValueFlash's objective is to provide marketers with an unrivaled solution for identifying customers and creating a direct rapport with these individuals, thereby facilitating targeted communications and relevant e-commerce opportunities. Direct communication with consumers will be facilitated by the Vflash(TM) messenger, which will serve as an engaging Internet direct-marketing tool allowing service providers and retailers to develop long-term customer relationships.

         In addition to driving e-commerce revenue for online retailers, the Vflash(TM) application serves as a unique mechanism for promoting, and driving traffic to, offline retailers. The ability to provide real-time targeted messages and offers based on an interest profile as well as a demographic profile creates a compelling offering for both "brick & mortar" and "brick & click" retailers.

         The ValueFlash revenue model is based on four distinct revenue streams: hosting fees, advertising sales, e-commerce sales and international licensing and fees.

         The first revenue stream is Hosting Fees, which are based on the aggregate number of subscribers that are receiving information through the various Vflash messengers. We will charge our corporate customers a fee to operate and maintain their individual Vflash modules on a per subscriber basis.

         The second revenue stream is Advertising Sales, which will consist of fees received for banner advertising within the modules. The rate for banner advertising through the Vflash module is based on a fixed cost per each thousand active users.

         The third ValueFlash revenue stream is E-commerce sales, which represent commissions received for products that are sold through the modules.

         The fourth revenue stream is International Technology Licensing and Fees. Currently, we have signed agreements with representatives in both Japan (20% ownership) and Hong Kong (30% ownership) to establish regional offices. We will receive both an annual licensing fee as well as a share of the net revenue generated. These agreements call for a combined, guaranteed minimum fee of over $15.0 million between 2000-2004.

         Separately, we are in negotiations with Impiric offices in Latin America that will serve as our regional hub. We will maintain substantial ownership interests in any such operations. A variety of international clients are currently considering utilizing Vflash technology.

         We anticipate that international licensing and fees will provide the majority of our initial revenue and have begun to realize revenue from this stream in 2000.

         Current Vflash(TM) clients include: IBM, NBC; Ford Motor Company; Atlantic Records; Artemis Records (Kittie); Arista Records; Fan Club house; RCA Records; PlanetGiving.com; EMI Christian Music Group; Medium4.com; the House of Blues; Blockbuster and Giant Records (Warner Brothers) (Pat McGee Band). Strategic partners include Impiric, a wholly owned subsidiary of Young & Rubicam, J. Walter Thompson, a subsidiary of WPP Dotcom.

         Distribution of the Vflash(TM) module will be achieved through multiple channels including music industry and promotional CDs (many of which will be provided by CDKnet, LLC), direct download and email. ValueFlash's strategy is to first utilize retail music compact disc sales as a distribution channel for software that will serve as a key marketing tool. For example, music compact discs featuring value added content such as videos will drive consumers to play the compact discs on their computer, thereby simultaneously loading the Vflash(TM) module and inviting them to register as a user. This base of users will allow labels to target market an artist's back catalogue, upcoming releases, concert tours, online events (e.g., streaming media) and affiliated merchandise.

         ORGANIZATION WITHIN LAST FIVE YEARS
         -----------------------------------
         Our executive offices are located at 250 West 57th Street, Suite 1101, New York, New York 10019. The following is a chronology of our corporate history:

         On August 20, 1997, Creative Technology, LLC, a limited liability company organized under the laws of the State of New York, was formed to operate technology related enterprises for the development and sale of computer technology and software. Creative Technology began operations on October 1, 1997.

         On or around October 1, 1997, Technology Applications, LLC, a limited liability company organized under the laws of the State of New York, was formed to operate technology related enterprises for the development and sale of computer technology and software.

         In October 1997, Creative Technology contributed capital of approximately $1,100,000 and subordinated loans of $400,000 in exchange for a 40% interest and voting control in Technology Applications. The operating agreement for Technology Application provided that Creative Technology would control the management committee.

         Kelly Music and Entertainment Corp., a Delaware corporation, was founded in 1995 to operate technology related enterprises for the development and sale of computer technology and software. In October 1997, Kelly Music contributed all of its intellectual property (which forms the core of the majority of our products and fixed assets) to Technology Applications in exchange for a 40% ownership interest in Technology Applications valued at $1,500,000. Kelly Music received its 40% ownership interest directly from Technology Applications in consideration for Kelly Music's contribution of intellectual property to Technology Applications.

         In October 1997, Alvin Pock and Robert Kelly, both principals of Kelly Music, contributed to Technology Applications notes of Kelly Music (some of which were collateralized). In exchange, Pock and Kelly received ownership interests in Technology Applications of 12.5% and 7.5% respectively.

         On February 4, 1998, Technology Applications changed its name to CDKnet, LLC. On May 7, 1998, Technology Horizons Corp. was formed as a Delaware corporation to operate technology related enterprises for the development and sale of computer technology and software. On that same day, Technology Horizons purchased 100% of the ownership interests of Creative Technology in exchange for 6,000,000 shares of Technology Horizons common stock, acquiring Creative Technology as a wholly owned subsidiary.

         On May 21, 1998, Technology Horizons merged with International Pizza Group, Inc., a Florida corporation that was inactive but had its common stock traded on the Over-the-Counter Bulletin Board under the symbol "IPZZ." As a result of the merger, Technology Horizons acquired the net assets of International Pizza and began trading on the Over-the-Counter Bulletin Board on May 21, 1998, under the symbol "THCX."

         On June 2, 1998, Creative Technology, Kelly Music, Pock, Kelly and CDKnet, LLC agreed to convert $280,766 and $93,750 of debt which CDKnet, LLC owed to Creative Technology and Pock into additional ownership interests of 8% and 2.5%, respectively. Accordingly, the ownership interests of Kelly Music and Kelly were reduced to reflect the increased ownership of Creative Technology and Pock.

         Following this debt conversion, the ownership of CDKnet, LLC was as follows: Creative Technology 48%, Pock 15%, Kelly 5.85% and Kelly Music 31.15%. By agreement dated June 3, 1998 Creative Technology, Kelly Music, Pock, Kelly and CDKnet, LLC, CDKnet, LLC, agreed that $800,000 in advances from CDKnet, LLC to Kelly Music were to be used to reduce Kelly Music's membership interest in CDKnet, LLC by 5%, thereby increasing the combined ownership of Pock, Kelly and Creative Technology by an aggregate of 5%. Following this transaction, the ownership of CDKnet, LLC was as follows: Creative Technology 51.5%, Pock 16.1%, Kelly 6.25% and Kelly Music 26.15%.

         Additionally, by agreements dated June 3, 1998, Technology Horizons acquired Kelly and Pock's 6.25% and 16.1% interests in CDKnet, LLC issuing in exchange 363,636 and 936,727 common shares of Technology Horizons, to Kelly and Pock, respectively. Following these transactions, Technology Horizons held a 22.35% direct ownership interest in CDKnet, LLC bringing its total direct and indirect ownership to 73.85%.

         On July 8, 1998, Technology Horizons entered into an agreement that was subsequently amended to purchase Kelly Music's remaining 26.15% ownership interest in CDKnet, LLC for $5,171,122, payable in a combination of 1,883,635 common shares of Technology Horizons and debt retirement of $600,000 in notes, and a cash payment of $65,000 raising Technology Horizons' direct interest in CDKnet, LLC to 48.5%. Creative Technology held the remaining 51.5%.

         On December 16, 1998, Technology Horizons changed its name to CDKNET.COM, INC. and, on December 18, 1998, began trading on the Over-the-Counter Bulletin Board under the symbol of "CDKX".

         On October 7, 1999, we were deleted from the Over-the-Counter Bulletin Board until our Registration Statement on Form 10-SB, as amended, completed the Commission's comment process. We were re-instated on the Bulletin Board in April 2000.

         On January 13, 2000, we created ValueFlash.com Incorporated, a Delaware corporation. Currently, we own 5,000,000 shares, or 75.75% of the outstanding common stock and 3,500,000 options. The remaining shareholders of ValueFlash are: Alvin Pock, 75,000 shares; Michael Vasinkevich, 125,000 shares and 1,250,000 options; AMRO International, S.A., 300,000 shares and 150,000 options; Austost Anstalt Schaan, 100,000 shares and 50,000 options; Balmore Funds, S.A., 100,000 shares and 50,000 options; Mabcrown, Inc., 500,000 shares and 250,000 options; Aizik Wolf, 50,000 shares and 25,000 options; Incentive Management, Inc., 250,000 shares and 500,000 options; David Wolf, 100,000 shares and 150,000 options.

         We currently have two other wholly-owned subsidiaries, Creative Technology and CDKnet, LLC. We directly own 100% of Creative Technology and 48.5% of CDKnet, LLC. Creative Technology owns the remaining 51.5% ownership interest of CDKnet, LLC, giving us an indirect 100% ownership interest of CDKnet, LLC. We conduct our business through both CDKnet, LLC and ValueFlash.com Incorporated. Our manufacturing, research and development is conducted out of our office located at 250 West 57th Street, Suite 1101, New York, New York 10019. CDKnet, LLC and ValueFlash can be reached at our principal offices by telephone at 212-547-6050 or on our websites at: WWW.CDKNET.COM. or WWW.VFLASH.COM.

1.       GENERAL
         -------
         Our audited financial statements for the period July 1, 1999 to June 30, 2000, reflect a net loss of $7,118,000 to common stockholders on revenues of $345,000 compared to a net loss of $6,195,000 on revenues of $474,000 in the fiscal year ended June 30, 1999. Revenues declined $125,000 in the current period due to the continued shift in focus to enhancing our core technologies and product development. We anticipate that VFlash(TM) will be a major factor in our future revenue and business growth. Significant expenditures have been incurred and will continue to be required for marketing and advertising the product and to build the infrastructure to support it.

         We have received an infusion of $1,700,000 in capital since January 1, 2000. Additionally, we have raised $3,200,000 for ValueFlash through private placements during the same period of which $150,000 has not yet been received.

         Our common stock, $.0001 par value, is quoted on the Over-the-Counter Bulletin Board. As of October 11, 2000, we had 21,348,178 shares of common stock issued and outstanding. Of these shares, 1,805,231 shares are restricted stock owned by our directors and key employees. The remaining 19,542,947 shares are owned by approximately 135 shareholders, 2 of whom we believe hold more than five percent (5%) ownership of our common stock.

2.       INDUSTRY
         --------
         A.    OVERVIEW
               --------
               (1) THE CUSTOM CD MARKET
                   --------------------
               Internet usage has increased dramatically in the last decade. As a result, many new personal and commercial applications have been developed for Internet users and, increasingly, consumers are conducting business through Internet applications. We believe that web-connected multimedia compact discs will be one of the next significant applications of the Internet. Web-connected, multimedia compact discs contain audio, video and HTML (or, HyperText Markup Language, the underlying "code" for web pages) all navigable by a standard web browser. Our CDK(TM) technology forms the foundation multimedia for CD-ROM authoring, production, and custom online compilations. Further, our CDK(TM) technology provides an outstanding platform for the dissemination of our Vflash messenger.

               We believe there is strong market potential for CDK(TM) technology across various industries. Target industries include:

         -- Entertainment (music, movies, TV)          -- Toys/Games
         -- Travel & Tourism                           -- Fashion
         -- Professional Sports                        -- Food/Cooking
         -- Financial Services                         -- Automotive
         -- Education                                  -- HealthCare

               The premiere companies in each of these industry categories have fully developed Websites with significant user traffic, lending themselves as prime candidates for the MixFactory(TM) operation. We believe that the industry will become more competitive. Our inability to compete in the market could have a material effect on our business operations.

               (2) THE DIRECT ONLINE MARKETING MARKET
                   ----------------------------------
               Online direct marketing campaigns represent the fastest growing portion of total online advertising. We believe that the Internet holds the potential to be the most powerful of all direct marketing channels within the next several years and that online direct marketing will present a highly attractive alternative to traditional direct marketing channels due to its economy, speed and effectiveness. With the greater cost efficiency, more rapid message delivery and significantly higher response rates, many companies and marketing firms are developing online direct marketing strategies.

               We believe that our Vflash messenger is uniquely positioned to fulfill the promise of online direct marketing. By residing on the user's desktop and serving as a delivery portal, our clients can send direct marketing messages to their customers and establish loyalty program accounts. Our client's customers receive personalized news and information content through one compact and highly powerful channel. Further, as Vflash product development continues, we expect to add additional features including chat and other community-based functions in order to leverage the installed base of like-minded individuals who subscribe to particular Vflash messengers. Facilitating communications between Vflash users will increase their dependence on the Vflash application as an essential Internet utility.

               The ability to combine targeted news, information and e-commerce offerings with the added feature of instant communication between friends, family and business associates will be particularly important as we evaluate opportunities for the Vflash messenger within the wireless services market (e.g., cell phones, PDAs, etc.).

               However, the expected growth of this market has led to the formation of several companies that cater specifically to organizations developing and implementing online direct marketing campaigns. Several companies already exist that specifically cater to this market and we believe that the industry will become even more competitive. Our inability to compete in the market will have a material effect on our business operations.

         B.    COMPETITION
               -----------
               (1) CUSTOM CD MARKET COMPETITION
                   ----------------------------
               While other companies have the potential to develop web-based, audio and video, custom compact discs, we believe that none offer the economic, development or quality advantages of our CDK(TM) and MixFactory(TM) technology. We believe that there are four main companies currently offering custom audio compact disc development. These companies are Customdisc.com, Amplified.com, and K-Tel.com. However, we believe that none of these companies offer custom audio and video compact disc development. In an effort to further secure a strong position in the marketplace, CDKnet, LLC has submitted patent requests for certain aspects of our technology. Finally, we believe that other companies, including established Internet companies, software companies and companies in the entertainment business could enter this business and become competitors.

               (2) DIRECT ONLINE MARKETING COMPETITION
                   -----------------------------------
               The direct online market is very competitive and will become more competitive as more companies attempt to increase direct contact with consumers. ValueFlash's main competitors include the following:

                   o email marketing companies (such as: Digital Impact and
                     YesMail);
                   o online loyalty programs (such as: MyPoints and
                     Netcentives); and
                   o online news and info delivery services (such as: EntryPoint and Etour).

               The Vflash(TM) messenger is designed to utilize some of the best attributes from all of the above mentioned services. By residing on the user's desktop and serving as a delivery portal, users can:

                   o receive direct marketing messages,
                   o establish loyalty program accounts, and
                   o receive personalized news and information content through one compact and highly powerful channel.

               ValueFlash is, therefore, well positioned within the marketplace to establish a significant position within a very rapidly growing industry.

               As Vflash(TM) product development continues, ValueFlash expects to add additional features including chat and other community-based functions in order to leverage the installed base of like-minded individuals who subscribe to any particular Vflash(TM) messenger. Facilitating communications between Vflash(TM) users will increase their dependence on the Vflash(TM) application as an essential Internet utility.

3.       PRODUCTS AND SERVICES
         ---------------------

         A.    PRODUCTS AND SERVICES
               ---------------------
         We have developed and are marketing the following products and services:

         (1)   CDK(TM) TECHNOLOGY
               ------------------
         CDK(TM) technology combines the following through a browser interface:

         o compact disc digital audio (i.e., audio tracks that are playable on both home stereo systems and personal computers);
         o full-screen video; and
         o integrated web links.

         A browser interface is the main interface page that is presented when the compact disc is placed in a personal computer. Our technology allows video playback at the full-screen size of the video monitor and at full-motion which is the industry standard of 30 frames per second. The browser interface also allows easy linking to other web sites through the CDK(TM) interface page.

         The CDK(TM) HTML authoring system -- the process for creating web pages -- is used by CDKnet, LLC to produce custom HTML interface pages for specific clients in about a day. We have proprietary techniques for creating full-motion, full-screen video playback from using a compact disc. Any user with a PC of at least 166MHZ or Macintosh G3 should be able to play our custom audio and video compact discs.

         CDK(TM) has been engineered to offer compatibility with the majority of CD-ROM drives on the market. We believe that we have achieved a high level of reliability, as evidenced by extensive testing and major CDK(TM) releases, and we believe this reliability will provide a major competitive advantage over other multisession (i.e., both audio and video) compact discs in the market. Additionally, the CDK(TM) system is engineered for mass-production. The integration of the complete file structure of the CDK(TM) is automated. Audio, video and HTML assets can be placed in the production templates created by us for a fast turn-around time for the creation of CDKs.

         (2)   MIXFACTORY(TM) CUSTOM MANUFACTURING
               -----------------------------------
         MixFactory(TM) is a custom, multi-session compact disc manufacturing system built upon CDK(TM) technology. The entire system is automated so that little human intervention is required for the custom manufacturing process. Based on our review of current custom-compact disc operations in the marketplace, we believe that MixFactory(TM) is a unique system.

         To create a custom compact disc, a user visits a website and selects a compilation of audio, video, or other content titles. Titles are browsed and/or searched and audio/video clips are previewed through an easy to use interface. After selecting the compilation, the user personalizes the disc by selecting artwork for the disc label, cover and HTML interface.

         The MixFactory(TM) system allows multimedia content providers such as:

         o music labels,
         o major sports leagues,
         o pharmaceutical companies,
         o travel-related organizations, and
         o companies within the fashion industry -- to offer their assets on a customized basis, either as promotional content or as full retail products.

         For example, a visitor to the CollegeMusic.com website will be presented with a MixFactory(TM) link that will enable the user to develop a custom compact disc consisting of available site content. This content will include video and audio tracks of live music performances from major nightclubs across the United States.

         We plan to form agreements with multiple content providers. We are not looking to license content through such agreements. Rather, we are looking to license MixFactory (TM) technology to the content providers (owners). Therefore, we will not be in danger of violating any intellectual property rights. For example, the CollegeMusic Mixfactory website enables fans to create custom compact discs containing music videos as well as audio tracks. The compact disc will also contain integrated web links to the CollegeMusic website driving targeted traffic.

         We expect to leverage the planned MixFactory.com(TM) Website to serve as a link (or portal) to other web sites that provide digital entertainment content. Initially, MixFactory.com(TM) is expected to serve as a point of content distribution for independent music artists and labels with links to other MixFactory(TM) sites. Ultimately, we expect the site will have extensive search and browse capability that will guide the user to a wide range of digital entertainment websites and content. We also plan that the portal will provide a custom-compact disc recording (also called, "burning") service for users who want to download digital content but do not have the bandwidth and equipment to download and burn their own compact disc at home.

         We believe some of the specific benefits of the MixFactory(TM) model to the content provider include:

         o a new marketing platform for goods and services that drives web traffic and provides valuable customer information from both buyers and non-buyers;
         o the opportunity to leverage marketable inventory that was previously "dormant";
         o attractive operating efficiencies (such as no added inventory costs);
         o targeted mailing lists;
         o new advertising revenue opportunity on customized compact discs;
         o return hits to the content provider's website direct from the customized compact disc; and
         o cross-promotion from the MixFactory.com(TM) website.

         Additional possible sources of income for us from the MixFactory(TM) operation include advertising revenues from the MixFactory.com(TM) website and possible revenue sharing from advertising on our partners' MixFactory(TM) sites. We also plan to charge content providers a nominal fee for digitizing audio and video assets above a specified level.

         The MixFactory(TM) operation is designed to be a complete end-to-end e-commerce solution, including production, payment processing and fulfillment. Once the user confirms the content selections and completes a credit card transaction, the selected titles are queued from storage to a Compact Disc Recordable ("CD-R") burning workstation. The customer's tracks are formatted into the industry standard Red Book audio session along with an iso9660 (or data session on a CD-ROM) and transferred together to the CD-R
(disc). The automated workstation transfers the complete CD-R to the compact disc printer where the user-selected label is printed onto the surface of the CD-R.

         In parallel with the transfer of the tracks to the CD-R, the custom packaging materials are printed. That is, as soon as the job is queued for burning, the printed job is also queued to the printer. Packing and shipping of the finished product is currently the only manually operated step in the process. We are currently investigating equipment that will automate the packing process.

         (3)   MIXFACTORY.COM(TM) PORTAL SITE
               ------------------------------
         MixFactory.com(TM) serves as a web portal for digital multimedia content, including music, movies, and game demos. We design sites so that consumers are able to search and browse for content, select items to include on their custom compact disc and purchase the compact disc. Once the compact disc is received, the consumer is able to view the information on the compact disc via his or her personal computer and link back to related web pages through targeted links included on the compact disc.

         We believe the main consumer advantage derived from the MixFactory(TM) portal site is the ability to receive high-quality, high-bandwidth digital assets without waiting hours for the files to download. The content provider may also derive advantages from the MixFactory(TM) site including, possibly, a new distribution channel, a reliable consumer database/mailing list, increased return hits to the content provider's website as well as a potential distribution method for a Vflash messenger.

         We believe that from a technical standpoint, the custom-burning service that MixFactory.com(TM) provides is a unique application. The ability to select files (from various websites) to include on a custom compact disc, send that information to the MixFactory(TM) server and then have a custom compact disc created and shipped is a service that, to our knowledge, does not currently exist elsewhere on the Internet.

         (4)   VFLASH(TM)
               ----------
         The Vflash(TM) module is our computer desktop application which provides a wide variety of organizations with a real-time method of directly marketing to, and communicating with, their customer base. The Vflash(TM) module remains active on the user's Windows taskbar at all times and can flash or make noise to alert the user of breaking news, new product offerings and exclusive promotions. Consumers have single-click access to exclusive "club" content, not available to general visitors to the same web site, including discounts, first-run announcements and special events.

         The Vflash messenger is designed to create a sophisticated content management system, which delivers specific messages to specific targeted users, based on their preferences.

         This system is comprised completely of existing technologies and operating systems including Microsoft Windows, HTML, JavaScript, C++, COM, Java, XML, Microsoft ASP, and MS SQL Server.

         The Vflash messenger is installed either as a result of download from the Internet or via a CD-ROM install process. After installation, the module program is executed. Upon execution, the module exists as an icon in the system tray of a Microsoft Windows operating system desktop (on the Macintosh, it is expected to exist in the menu bar). The icon changes state based on messages from the server. The icon can display various logos and can flash, blink and emit audible tones alerting the user about status of content availability.

         The basic arrangement of the client gateway is a window with three specific areas. There is a navigation area to page through content, a message area where the actual HTML/Javascript/Flash messages appear, and an advertising area where a banner-type ad may appear which may be animated and may also include audio.

         Upon establishment of network connectivity, the Vflash module sends a message to a hardcoded URL containing status that it is alive and ready to receive messages. This communication is referred to as a heartbeat. This heartbeat occurs at regular intervals to let the server know that it is alive.

         The server delivers command, configuration, and control information to the gateway page using XML documents. Application XML messages provide key information that can be used to enhance or control the browsing experience from the client application. Notification of new content is one example, while many other possibilities exist. The client can be configured to allow user directed browsing or could be completely controlled from the server with only specific user interaction allowed.

         The server communicates with a content management system that allows individual editors to prepare content for delivery at certain times to a targeted demographic. The content management system is the point at which graphical, textual, and audio content, ads, and configuration information are integrated and scheduled for delivery to targeted Vflash messenger consumers. In addition, the content management system automates the tasks of preparing newsfeed-type information and other content that is available at regular intervals.

         ValueFlash's database management system keeps track of all of the individual users along with their preferences and configurations. It also stores information about the various content providers and the relationships between the content providers and the individual users.

         B.    RESEARCH & DEVELOPMENT
               ----------------------
         Through the fiscal year ending June 30, 2000, we expended $164,000 on research and development of our products and services. During the fiscal year ending June 30, 1999, we expended approximately $211,000 on research and development. Among our various activities, we are developing products and services which will deliver customized and client specific information to customers. We are continuing development of both the newly released CDK(TM)
2.2.1 technology as well as MixFactory(TM), our customized multimedia compact disc system.

         During the fiscal year ending June 30, 2000, we continued to enhance the value of our product/service offerings through ongoing research and development efforts. Specifically, we are engaged in the following internal projects:

         o Development of enhanced technologies and features to improve our Vflash product offering including chat, instant messaging, community based functions and wireless applications.

         o Development of CDK(TM) 2.0 version featuring Macintosh compatibility, a reduced installation set as well as improved video performance. This version was released on August 9, 1999.

         o Development of CDK(TM) 3.0 version featuring video encryption, international language capabilities, and greater flexibility to alter the look, feel and function. We have also developed the "Game Installer" which allows browser-based installation of any software product from a CDK multimedia CD. This version is in its final testing stage.

         o Efforts are underway to integrate the new Digtial Versatile Disc (commonly referred to as "DVD") manufacturing capability into the MixFactory(TM) system. This effort includes DVD-R writer to the robotic manufacturing system and the integration of DVD authoring tools into the MixFactory(TM) system.


4.       SALES AND MARKETING
         -------------------

         A.    STRATEGY
               --------

         1.    CDKnet, LLC
               -----------

         The primary marketing objective for CDKnet, LLC is to establish CDK(TM) technology as the standard for integrating digital audio, full-screen/full-motion video and Web links on a standard compact disc. CDK(TM) technology provides clients with the ability to distribute information and multimedia content to their existing and potential customer base. Additionally, our client-specific CDKs(TM) are ideally suited to distribute the client's Vflash messenger.

         MARKETING:  CDKNET, LLC

         CDKnet, LLC will continue to capitalize on the market opportunity presented by ValueFlash by providing ValueFlash's clients with Web-connected multimedia CDs (CDKs) that serve as an efficient distribution mechanism for the Vflash application. Additionally, CDKnet, LLC will continue to provide multimedia CD production to clients who are interested in developing CD-based marketing programs but who may not be candidates for a full-fledged Vflash program.

         2.    ValueFlash
               ----------

         The core strategy of ValueFlash is to give content providers and retailers a highly efficient computer-based direct marketing mechanism that will allow them to provide their customer base with personalized real-time information, products and service offerings. By using the Vflash technology, companies marketing products and services will be able to provide their clientele with the kind of customized services they demand. By providing this customized product, the marketer thereby will establish a true one-to-one relationship and create an environment that makes the end user more receptive to marketing messages and more likely to feel comfortable with the purchase of goods or services through the company's Website.

         MARKETING:  VALUEFLASH

         Initially, ValueFlash will focus on marketing its services to companies within industries where there is the ability to provide services to a very large and growing worldwide customer base, where products and services are constantly changing, and where Internet delivery has already become an important distribution channel. Music, sports and news are three excellent examples of industries that fit these criteria. Longer term, however, there are many industries that will soon recognize the benefit of the technology. Apparel and houseware retailers, convenience stores, and financial services firms are just a few of the consumer oriented organizations that are expected to be candidates for the technology.

         In order to penetrate these markets, we have developed a three pronged marketing strategy that includes dedicating internal staff to certain markets as well as establishing marketing relationships with national firms that can help expedite the process. Internally, we already have several staff members focussing solely on the entertainment area with an added concentration on the music industry where consumers are already used to the delivery of products through compact discs (CDs). These efforts have the potential to drive revenue for both CDKnet, LLC and ValueFlash.

         B.    PLAN OF OPERATION
               -----------------
         Our operational plan for fiscal year 2000 included: (1) moving custom, multimedia compact disc operations (i.e., MixFactory(TM)) to a higher volume, lower rent production environment; (2) forming strategic alliances with a digital video services company to meet increasing demand for these services;
(3) signing up MixFactory(TM) partner sites across various industries; and
(4) develop the Vflash technology and product and begin marketing. We achieved all of the goals.

         Our operational plan for fiscal 2001 anticipates that Vflash will be a major factor in our revenue and business growth. We expect revenue growth to be generated from international licensing agreements and fees, hosting fees, advertising commission and E-commerce revenue splits. Such growth will be driven by expanding our international relationships and, increasing the active subscriber and corporate client base.

         Also, we will continue to focus on generating revenue from the sale of client specific CDs, and Mixfactory customer CDs services.

         Costs are projected to increase to support the growing operations, clients, and subscribers and continuing development.

         For more information, see "Management's Discussion and Analysis or Plan of Operation."

         We plan to raise additional financing to fund our operations through sales of our products and services as well as through private placements and debt financings. We need to raise such financing to continue our operations.

         C.    MATERIAL AGREEMENTS
               -------------------
         We consider the following agreements to be material to our ability to provide our customers with our products and services:

         o Agreement between CDKnet, LLC and Central Park Media Corporation dated March 29, 1999 under which the parties will via the Internet create, market and take orders for custom video-based compact discs produced with CDK(TM) technology. We will set up the web site at no charge. In return, Central Park Media will insert a MixFactory.com link on its web sites in order to promote, market, and advertise MixFactory.com's Japanese animation, Amine and/or other content. We will receive a per compact disc fee for all sales. Central Park Media shall obtain any and all rights, licenses, clearances, releases, or other permissions necessary for the parties to perform their respective duties under the agreement. The term of this agreement is three years.

         o Agreement between CDKnet, LLC and CollegeMusic, Inc. entered into in August 1999 under which the parties will develop a CollegeMusic MixFactory web site. The new web site will enable CollegeMusic fans to create a custom compact disc containing music videos as well as audio tracks. The compact disc will also create integrated web links to the CollegeMusic web site driving targeted traffic. The cost of the web site is free to CollegeMusic; however, we will keep all proceeds from shipping and handling of the compact discs. The term of this agreement is indefinite.

         o Agreement between CDKnet, LLC and Megaforce Records dated September 1, 1999 to create a Megaforce Records web site at no charge. The web site will use MixFactory technology to enable users of the site to create customized and personalized multimedia compact disc. Consumers will choose from Megaforce artist's video and audio content to create a customized compact disc. We will receive the proceeds from shipping and handling as well as a per compact disc fee. The term of this agreement is three years.

         o Agreement between CDKnet, LLC and DreamWorks Records Corporation executed in October 1999 under which DreamWorks will license from CDKnet, LLC the CDK(TM) technology, in order to produce Web-connected compact discs with content supplied by DreamWorks. We will receive a fee per master compact disc. DreamWorks shall be responsible for obtaining any and all rights, licenses, clearances, releases, or other permissions necessary for the parties to perform their respective duties under the agreement. The term of this agreement is one year.

         o Agreement dated November 16, 1999 with Asia Pioneer, Ltd., a Hong Kong-based Internet technology company serving the Chinese-speaking world population. The agreement grants Asia Pioneer the right to our web-connected multimedia compact disc technology as well as MixFactory(TM) technology to offer customized multimedia compact discs through Asia Pioneer's new web site beatasia.com. Beatasia.com is a comprehensive music entertainment web site and is known as "the heartbeat of Asia." Rights extended in the agreement cover the worldwide Chinese speaking community. In exchange for these rights, we received a 4.89% ownership interest in Asia Pioneer at the completion of the underlying services. The parties also entered into a Subscription Agreement under which Asia Pioneer purchased 500,000 shares of our common stock at $.50 per share in two allotments.

         o Agreement between ValueFlash and Richard A. Eisner & Company, an accounting and consulting firm, dated April 17, 2000, as amended under which Eisner will provide consulting services to ValueFlash in the following areas: (1) developing a business plan, (2) determining appropriateness of underlying presumptions in the financial statements, (3) raising capital, (4) assisting in developing a marketing plan and (5) helping create an organizational structure. In return ValueFlash must provide a retainer, pay monthly consulting expenses, and grant 240,000 warrants of ValueFlash for the purchase of ValueFlash common stock. The warrants will vest quarterly from the signing of the agreement until April 15, 2002. The term of this agreement is one year.

         o Agreement between ValueFlash, CDKnet, LLC, Track Marketing Partners, Inc., and Arcadia Marketing, Inc. dated May 4, 2000 for the marketing of ValueFlash and CDKnet technologies. Track will have exclusive rights to market and/or sell the products to an established client list. From ValueFlash, Track will receive (1) a percentage of ValueFlash gross revenues created by Track clients, (2) options from ValueFlash for every Track client that becomes a ValueFlash client, and options based on revenues generated by a Track Client, and (3) the right to a cash bonus if certain revenues from Track clients are met in the first two years of the agreement. From CDKnet, Track will receive (1) a percentage of the net revenues from the sale to a Track Client,
               (2) CDKnet.com options based on gross revenues generated by Track Clients, and (3) if Track identifies or introduces investors to CDKnet or ValueFlash, then Track will receive 2.5 percent of the investment made by that investor. This agreement is for 24 months except as to specific provisions identified as existing longer.

         o Agreement between ValueFlash, CDKnet, LLC, and Arcadia Marketing, Inc.(AMI) dated May 4, 2000 for the marketing of ValueFlash and CDKnet technologies. AMI will receive compensation as follows:

               >> From ValueFlash: (1) options, (2) cash bonuses from residuals received from any AMI/ValueFlash clients, (3) a percentage of ValueFlash residuals, (4) a cash bonus for revenues generated by AMI/ValueFlash clients in excess of $5,000,000 in the first two years of the agreement, (5) compensation for its services, and (6) a percentage of the net revenues from AMI client purchases.

               >> From CDKnet.com: (1) options based on gross revenue created by AMI efforts or clients, and (2) 5 percent of the investment if AMI identifies or introduces investors to CDKnet or ValueFlash.

               >> AMI will also receive compensation in the form of: (1) options to purchase ValueFlash common stock for each new Track client, (2) ValueFlash residuals, (3) options to purchase ValueFlash common stock based on revenues, (4) cash bonus of 5 percent of ValueFlash revenues generated by AMI clients which are in excess of $5,000,000 in the first two years of use of ValueFlash, (5) 20 percent of CDKnet net revenue when sales are related to a Track client and one-third of net revenue when the client also uses ValueFlash, (6) CDKnet.com options based on revenues generated, (7) CDKnet.com options for every 1,000,000 compact disc units produced and (8) 2.5 percent of any investment in ValueFlash or CDKnet identified by Track for ValueFlash or CDKnet.

               >> When JMC clients are involved, AMI will also receive compensation of (1) options to purchase ValueFlash common stock per new client, (2) ValueFlash residuals, (3) options to purchase ValueFlash common stock based on ValueFlash revenues, (4) 5 percent of all ValueFlash revenues generated by AMI clients which in the aggregate are in excess of $5,000,000 in the first two years of ValueFlash use by the client, (5) one third of ValueFlash net revenue from the JMC clients, (6) options to purchase CDKnet.com common stock based on gross revenue from AMI clients, (7) options to purchase CDKnet.com common stock for every 1,000,000 compact disc units produced with CDK(TM) technology if AMI clients were cause of production, and (8) 2.5 percent of investments made to CDKnet of ValueFlash by an investor identified by JMC.

         o Agreement between ValueFlash, CDKnet, LLC, JMC Investments, LLC, and Arcadia Marketing, Inc. dated May 4, 2000 for the marketing of ValueFlash and CDKnet technologies. JMC will have exclusive rights to market and/or sell the products to an established client list. JMC will receive:

               >> From ValueFlash: (1) a percentage of ValueFlash gross revenues created by JMC clients, (2) options to purchase ValueFlash common stock for every JMC client that becomes a ValueFlash client, (3) options to purchase ValueFlash common stock for revenue generated by a JMC Client exercisable at $2.00 per share, (4) the right to a 5 percent cash bonus if the aggregate revenues from JMC clients are in the aggregate more than $5,000,000 in the first two years of the agreement,
                   (5) if revenue is generated from the sale to a JMC client of a CDK(TM)technology then the net revenues will be split among JMC, AMI, and CDKnet.

               >> From CDKnet.com: (1) options to purchase CDKnet.com common stock based on gross revenues generated by JMC clients, (2) options to purchase CDKnet.com common stock for the use of the CDK(TM) technology, and (3) if JMC identifies or introduces investors to CDKnet or ValueFlash then JMC will receive 2.5 percent of the investment made by that investor. This agreement is for 24 months except as to specific provisions identified as existing longer.

         o Agreement between CDKnet, ValueFlash and the House of Blues dated May 12, 2000 for use of CDKnet and ValueFlash technologies to develop House of Blues promotional activities. CDKnet will develop a promotional compact disc, links to ValueFlash "Music News," and manage the replication of 2,000,000 units of the compact discs. ValueFlash will develop a marketing messenger program called "Music News," assist in content update, and provide custom animation. The term of the agreement is one year with an option to renew.

         o Agreement between CDKnet and Young and Rubicam, Inc. dated February 3, 2000 to enter into a joint venture whereby Young and Rubicam is allowed to invest in founder's common stock in ValueFlash.com and will present to ValueFlash $15 million in revenue opportunities. If the target revenue is met, Young and Rubicam will receive: (1) further equity in the form of warrants earned proportionately to the target revenue, (2) up to 5 percent of additional ownership, available at $2 per share and another 5 percent at fair market value to be determined on April 1, 2001,
               (3) if an IPO occurs in the first 24 months, ValueFlash may vest unvested warrants (price to be determined in April 2001) at the IPO price, and (4) at least observer status on the board of directors.

         o Agreement between ValueFlash and ValueFlash Japan, dated May 25, 2000 for an exclusive distributorship of ValueFlash products in Japan by ValueFlash Japan. ValueFlash Japan will pay an annual fee of $1,000,000 the first year and increasing by $1,000,000 every year until the fee caps at $5,000,000 for the fifth year and thereafter. The annual fee terminates if ValueFlash Japan is listed on a Japanese stock exchange. ValueFlash will own 20 percent of the ValueFlash Japan shares. The term of this agreement is ten years.

         o Agreement between ValueFlash and House of Blues dated June 1, 2000 for the production of multimedia compact discs by CDKnet for the House of Blues summer promotion "Run of the House." The compact discs will also include a PlanetGiving.com public service announcement. PlanetGiving.com will fund the sponsorship at a total cost of $370,000.

         o Non-binding agreement between ValueFlash and theglobe.com date June 26, 2000 to work together to distribute the HappyPuppy.com messengering service. ValueFlash agrees not to promote competitors of HappyPuppy.com. HappyPuppy.com and ValueFlash would equally share advertising revenue after 20 percent seller's commission. Sales commissions derived from sales of games by Chips & Bits attributed to the HappyPuppy.com ValueFlash Messenger would be split equally. The term of the agreement is one year.

         o Non-binding agreement between CDKnet and theglobe.com dated June 26, 2000 for the development of a web site with use of CDKnet technology. The web site will allow HappyPuppy.com users to create custom game demo compact discs. CDKnet agrees not to enter similar agreements with HappyPuppy.com competitors for the first three-months of this agreement. HappyPuppy.com would maintain a link on its web site for which CDKnet will pay $120,000 in 12 monthly installments of $10,000. Advertising and promotional revenue would be equally shared after a 29 percent reduction for the seller's commission. All sales revenue from Chips and Bits attributable to the compact discs will be shared equally by CDKnet and HappyPuppy.com.

         o Agreement between ValueFlash and Naviant Marketing Solutions, Inc. dated June 13, 2000 for a promotional compact discs and database licensing arrangement. Naviant will participate in the House of Blues Summer Promotional by offering a free Club Rewards membership for people who subscribe to Music ValueFlash service through the promotional sites. The membership form will require personal information that Naviant will compile and license portions of to ValueFlash. Naviant will pay a fee per compact disc distributed up to $460,000 and ValueFlash will receive 1,000,000 records from the compiled database for a fee. The term of the licensing agreement is 12 months.

         o Agreement between ValueFlash and J. Walter Thompson dated June 29, 2000 forming a strategic alliance for bringing clients to ValueFlash. Each party will have a non-exclusive limited license to use the other's name to promote the alliance. ValueFlash will use the name of JWT to develop other clients. The contract shall remain in effect until either party terminates by giving 60 days notice to the other party. JWT will receive (1) a commission on revenues earned by ValueFlash during the first 60 months of a services agreement, (2) a warrant to purchase ValueFlash common stock as an additional incentive to enter the alliance WPP Dotcom Holdings, an affiliate of JWT, (3) the right to appoint two members to the ValueFlash Board so long as WPP has common stock or warrants in ValueFlash, (4) for WPP Dotcom Holdings, a 60-month warrant for the purchase of 3 percent of the capital stock of ValueFlash, and, (5) performance based warrants to WPP Dotcom for every 30,000 users registered pursuant to the alliance WPP.

         o ValueFlash/CDKnet has entered into an agreement with Blockbuster Inc. dated July 12, 2000 for the production and distribution of promotional Blockbuster CD's that include software for the use of the V-flash module. The term of the agreement is three years and shall be automatically renewed for one year periods; provided, however, that after the first year, Blockbuster will have the right to terminate the agreement for any reason with 60 days prior written notice and ValueFlash/CDKnet, LLC will have the right to terminate the agreement for any reason with six months prior notice.

         o Letter Agreement between CDKnet, LLC and Energenic, LLC dated October 11, 1999, for the exclusive further development of the technology used by ValueFlash. Under the agreement, ValueFlash
               (1) granted Energenic options to purchase 150 shares of ValueFlash's common stock; (2) granted Bob Hopwood options to purchase 50,000 shares at the price of $2.00 per share; and (3) may grant Energenic additional incentive options to purchase 50,000 shares for $2.00 per share. In addition, by January 1, 2001, ValueFlash will grant Bob Hopwood options to purchase 50,000 shares of its common stock for 25% of the market price of the stock; and will grant Energenic options to purchase 50,000 shares of its common stock for 25% less than the market price.

         o Joint Venture Agreement between Infocom Technology Ltd. and ValueFlash dated June 15, 2000, providing for the creation of a new joint venture called ValueFlash (Asia) Ltd. ValueFlash will have a thirty percent ownership interest and profit share in the joint venture. Infocom will pay an initial agency fee of $1,000,000. Thereafter, Infocom will pay an annual fee based on the gross revenue of Infocom. Infocom has the option to have a joint venture with ValueFlash in Hong Kong, Taiwan, and China to offer ValueFlash services that include hosting, graphic design, client database management and software maintenance in connection with the V-Flash technology. The term of this agreement is indefinite.

         o Letter Agreement between BusinessDevelopment.com and ValueFlash dated July 21, 2000, to introduce ValueFlash to various businesses. In exchange, ValueFlash will issue to BusinessDevelopment.com a 5-year warrant for the purchase of 2.5 million shares of ValueFlash's common stock at an exercise price of $1.50 per share. The warrants shall vest based on the number of clients to whom BusinessDevelopment.com introduces to ValueFlash. The term of this agreement is 2 years but is cancelable by either party at any time upon 30 days notice.

         o Joint Venture Agreement between ValueFlash (Asia) Limited and Sprouts Online PTE, Ltd. dated September 15, 2000, providing for the creation of a joint venture company in China called VflashSingapore. The agreement gives VflashSingapore the right to become the regional partner for VflashAsia and its parent companies in Singapore, Malaysia and Indonesia. VflashSingapore will have the exclusive right to provide Vflash services in those territories, including hosting, graphic design, client data base management and software maintenance. VflashSingapore will pay an initial setup fee of $500,000 and an annual fee beginning in 2001. VFlashAsia will own 30% of VFlashSingapore, and will receive 30% of the profits. The term of this agreement is indefinite.

         o Joint Venture Agreement between ValueFlash and Infocom Technology Ltd. dated June 15, 2000, for the creation of a joint venture company in China that will be called ValueFlash (Asia) Ltd. The agreement gives VflashAsia the right to become the regional partner for Vflash in Hong Kong, Taiwan and China. VflashAsia will have the exclusive right to provide Vflash services in those territories, including hosting, graphic design, client data base management and software maintenance. VflashAsia is obligated to pay minimum fees totaling $6 million through 2005. VFlash will own 30% of VflashAsia. The term of this agreement is indefinite, subject to certain performance criteria.


5.       INTELLECTUAL PROPERTY RIGHTS

         We rely on copyrights, trademarks, patents, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our services and products. We were issued U.S. Patent No. 6,047,292 on April 4, 2000, relating to the basic CDK(TM) technology. The patent is directed to a multi-session, digitally encoded recording medium navigable by an Internet web browser. Our intellectual property counsel has filed a continuation application to separate the previously rejected claims from the issued patent into a new application, which intellectual property counsel will continue to prosecute in the U.S. Patent and Trademark Office.

         No assurance can be given that a second patent will issue or that if a second patent does issue that it will be broad enough to provide significant protection to us. No assurance can be given that the issued patent is valid and enforceable or that it provides sufficient coverage to prevent a competitor from entering our market or adopting a version of our patented technology. Moreover, one of our competitors may be able to design a system which operates similarly to ours, but does not infringe the patent. Our management believes that the steps taken by us to protect its intellectual property are consistent with industry standards for online, custom compact disc companies today.

         Additionally, on June 6, 2000, we filed a patent application (No. 09/588,768) for a system and method for disseminating information over a communication network according to predefined consumer profiles, for our Vflash product.

         We also rely on third-party software licenses, such as Microsoft Development Network (MSDN), which provides software development tools. All employees and contractors are required to and have entered into confidentiality and invention assignment agreements. Suppliers, distributors and customers are also required to enter into confidentiality agreements.

         To date, we have received no notification that our services or products infringe the proprietary rights of third parties. Third parties could however make claims of infringement in the future. Any future claims that do occur may have a material adverse effect on our business.


         We have the following issued and pending trademarks:

               o   Issued Trademark Registrations
                   ------------------------------
                   TM: CDK
                   Serial No. 75/426,937 - Filed February 2, 1998
                   Issued: 06-27-00
                   Reg. No. 2,361,144

               o   Pending
                   -------
                   TM: MIX FACTORY
                   Serial No. 75/757,751
                   Filed: 7/22/99

                   TM: VFLASH
                   Serial No. 75/950,782
                   Filed: 3/2/00


6.       EMPLOYEES

         As of October 12, 2000, we had the following number of employees: 36 full-time employees of ValueFlash; and 6 full-time employees of CDKnet,LLC. While sourcing and recruiting appropriate technical personnel is often difficult and competitive, we expect that our need to recruit additional personnel in the future will not negatively affect our operations. Management believes that our employee relations are good, and none of our employees are represented by a collective bargaining unit.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive office is located at 250 57th Street, Suite 1101, New York, New York 10019. Our executive office may be reached at (212) 547-6050.

         Our manufacturing, research and development is conducted out of our offices located at 250 West 57th Street, New York, New York 10019. The office consists of approximately 6,690 square feet, leased under the terms of two leases. We have 10-year leases for this office space through 2010. The lease calls for annual rent payments at: $207,000 from 2000 to 2002; $221,000 from 2002 to 2004; $227,000 from 2004 to 2006; and $234,000 from 2006 through 2010.
This office may be contacted by telephone at 212-547-6050. All property is insured to industry standards.

         We have a sales office in Los Angeles, California. The office consists of approximately 2,180 square feet and is being leased for three years. The annual lease rate ranges from $85,000 to $90,000.


ITEM 3.  LEGAL PROCEEDINGS.

         On March 30, 2000, our subsidiary, CDKnet, LLC, along with Shai Bar-Lavi (Chief Executive Officer of CDKnet, LLC and Chief Executive Officer and Chairman of ValueFlash), and John Nussbaum, were sued in Superior Court in California, County of Los Angeles, by Wordsite, Inc., the landlord of our California office. The lawsuit alleged conversion, fraud and breach of oral contract. The lawsuit was settled out of court by the parties on May, 31, 2000.



                                     PART II
                                     -------


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

1.       MARKET INFORMATION

         Our stock is quoted on the Over-the-Counter Bulletin Board. As of October 11, 2000, we had 21,348,177 shares of common stock outstanding. Of this amount, 6,244,839 of those shares are nonrestricted and 15,076,992 of those shares are restricted. As of October 11, 2000, the number of holders of record of our common stock, $0.0001 par value, was 137. The following table sets forth the range of high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period covered by the financials. The sales represent prices between dealers, do not include retail markup, mark down or other fees or commissions, and do not necessarily represent actual transactions.

Calendar Quarter                             Bid Prices
     Ended                     Low                                 High
----------------              ------------------------------------------

FISCAL YEAR 1999

September 30, 1998            $.500                               $3.625
December 31, 1998             $.500                               $1.843
March 31, 1999                $.906                               $2.625
June 30, 1999                 $.937                               $3.125


FISCAL YEAR 2000

September 30, 1999            $.968                               $1.843
December 31, 1999             $.350                               $1.000
March 31, 2000                $.375                               $8.200
June 30, 2000                 $1.312                              $5.950


FISCAL YEAR 2001

July 1, 2000 to
September 30, 2000            $.687                               $3.937


2.       DIVIDEND POLICY

         To date, we have not paid a cash dividend to our shareholders. We are also limited in our ability to do so under the terms of our 6% convertible subordinated debenture due September 1, 2003. On April 12, 2000, we announced our intent to explore the issuance of a dividend of ValueFlash common stock to our shareholders. The board is committed to issuing the dividend, pending underwriter approval.

3. RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         We have filed two registration statements, as amended, with the Commission registering certain shares of our common stock as follows:

         o On December 22, 1999, we filed a Registration Statement on Form SB-2 (File No. 333-93277), as amended, which became effective on March 27, 2000. This registration statement was amended by our August 1, 2000 registration statement which is not yet effective.

         o On August 1, 2000, we filed a Registration Statement on Form SB-2 (File No. 333-42696), which also amended our prior SB-2 (File No. 333-93277). This registration statement is not yet effective.

         We incorporate by reference from our registration statement on Form SB-2, dated August 1, 2000 (File No. 333-93277), the list of securities that we have issued or sold during the last three years. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:

         o 26,347 shares of our common stock representing conversion of $15,000 of 6% debentures. We issued stock to the purchaser in reliance upon the exemption provided by Regulation D and/or
               Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o 250,000 five-year options to purchase our stock to Steven Wildstein exercisable at $0.69 per share expiring on September 21, 2005 issued in connection with a Consulting Agreement between the parties dated September 22, 2000. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o 500,000 five-year options to purchase our stock to Cutler, Ltd., exercisable at $0.69 per share expiring on September 21, 2005 issued in connection with a Consulting Agreement between the parties dated September 22, 2000. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o 100,000 shares of ValueFlash common stock for $2.00 per share on August 8, 2000 and 150,000 warrants to purchase ValueFlash common stock at an exercise price of $2.00 per share expiring on August 7, 2001 to David Wolf. We issued the stock and warrants to the purchasers in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock and warrants for investment purposes.

         o 100,000 options to purchase common stock of ValueFlash.com, Inc. at an exercise price of $1.50 per share to Mary Benjamin effective June 26, 2000, in accordance with ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

         o 3,250,000 options to purchase common stock of ValueFlash.com, Inc. to J. Walter Thompson, at the exercise price of at $1.50 per share expiring on June 18, 2005 issued in connection with a Strategic Partnership between the parties dated June 29, 2000. 750,000 options were issued at signing with the remaining 2,500,000 options representing performance based options. We also issued 1,250,000 options to purchase the common stock of ValueFlash.com, Inc at the exercise price of $4.00 per share expiring on June 28, 2002. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or
               Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o We have agreed to issue 2,500,000 performance based options to purchase common stock of ValueFlash.com, Inc. to BusinessDevelopment.com, at the exercise price of at $1.50 per share expiring on July 17, 2005, which options are to be issued in connection with a Letter Agreement between the parties dated July 18, 2000. We agreed to issue the options to the purchaser in reliance upon the exemption provided by Regulation D and/or
               Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o 10,000 options to purchase common stock of ValueFlash.com, Inc. at an exercise price of $1.50 per share to Charles Hale effective March 31, 2000, in consideration of agreeing to work exclusively on ValueFlash.com, Inc. projects until at least September 30, 2000 at reduced billing rates and working overtime when required. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

         o We have agreed to issue 1,250,000 performance based options to purchase common stock of ValueFlash.com, Inc. at the exercise price of at $1.50 per share and 1,250,000 performance based options at an exercise price to be determined by April 1, 2001, to Young & Rubicam Inc, all expiring on February 2, 2005, in connection with a Letter Agreement between the parties dated February 3, 2005. We agreed to issue the options to the purchaser in reliance upon the exemption provided by Regulation D and/or
               Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

         o 150,000 options to purchase common stock of ValueFlash.com, Inc. at an exercise price of $2.00 per share to Marcia Irwin effective February 14, 2000, in accordance with ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

         o 100,000 options to purchase common stock of ValueFlash.com, Inc. at an exercise price of $2.00 per share to Yaron Ben-Horin effective February 14, 2000, in accordance with ValueFlash.com's Stock Option Plan. We issued options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive online, multimedia CD industry and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

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

We have also developed "VFlash(TM)," a software based communication module which we are distributing through our subsidiary, ValueFlash. VFlash provides a real time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application. Our subsidiary, CDKnet, LLC, initially developed the VFlash product. It was transferred to ValueFlash in January 2000 for further development, production, marketing and distribution. VFlash will be distributed by multimedia CDs that will be produced by CDKnet, LLC and by downloads from the Internet.

The CDK(TM) product is targeted at the following industries: (1) entertainment (music, movies, and TV); (2) travel and tourism; (3) professional sports; (4) financial services; (5) education; (6) toys/games; (7) fashion; (8) food/cooking; (9) automotive; and (10) healthcare. Its primary customers and/or strategic partners include Central Park Media, CollegeMusic.com, Megaforce Records, HappyPuppy.com, theglobe.com and SugarBeats.com.

In March 2000, the first VFlash(TM) messenger application was launched. In the subsequent months, marketing alliances with Atlantic Records, Impiric (formerly Wunderman Cato Johnson), J. Walter Thompson, RCA Records, Blockbuster, NBC, EMI Christian Music Group and Artemis Records have been announced.

We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific CD's and the sale of custom CD's, most resources have been directed to developing and marketing the VFlash product in accordance with our fiscal 2000 operating plan. We anticipate that VFlash will be a major factor in our future revenue and business growth. We expect our revenue growth to be generated from international licensing agreements, hosting fees, advertising commissions and e-commerce revenue splits related to the VFlash product.

Significant expenditures have been incurred and will continue to be required for marketing and advertising the product and to build the infrastructure to support it.

From a marketing standpoint, we continue to: (1) maintain corporate and ValueFlash Web sites which solicit feedback from potential clients; (2) appear at relevant trade shows and seminars; and (3) retain a public relations firm to service corporate announcements to the press. In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs, MixFactory custom CD services, and the VFlash desktop, direct marketing application and communications module.

Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

We receive funds from product sales and services. We also continue to rely on our ability to raise money through equity financing to fund our business endeavors. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, and Gameplayer 2.0 and our new E-commerce facility MixFactory.com(TM), and VFlash.

We have had success at recent financing efforts although we have had a history of operating losses that raised doubts about our ability to continue operations. The Company has raised $3 million from the sale of our common stock in the year ended June 30, 2000. We have also successfully raised $2.5 million in private financings through our subsidiary, ValueFlash.com, Inc. through June 30, 2000 and an additional $700,000 subsequent to then.

We will continue to explore various financings including private placements and debt financings.

If we are unable to obtain significant additional financing or otherwise obtain working capital to fund our operations, we may be obliged to seek protection of the bankruptcy courts. Our current and former independent certified public accountants added an emphasis paragraph to their report on our consolidated financial statements as of June 30, 2000 and 1999 and for each of the years then ended, relating to factors that cast substantial doubt about our ability to continue as a going concern. The factors cited by them include the following: (1) continued losses; (2) use of significant cash in operations, and (3) lack of sufficient funds to execute our business plan.

As of October 11, 2000, we had 21,321,831 shares of common stock issued and outstanding. In April, 2000, we were reinstated on the Over-the-Counter Bulletin Board where our stock is traded under the symbol "CDKX."

Recent Developments
-------------------

Stock Dividend

On April 12, 2000, we announced our intention to issue a stock dividend based upon 10% of our holdings in our subsidiary, ValueFlash, subject to registration and underwriter approval prior to distribution. Our board of directors is committed to issuing such a dividend, pending underwriter approval.

Stock Issuance

In July and August 2000 ValueFlash sold 350,000 shares of common stock for $700,000 through private equity sales, of which $550,000 was received by October 5, 2000.

Agreements

In July 2000, ValueFlash acquired a 20% interest in ValueFlash Japan Ltd. for $470,000.

Results of Operations - Years ended June 30, 2000 and June 30, 1999
-------------------------------------------------------------------

During the year ended June 30, 2000, we incurred a net loss of $7.1 million on revenues of $345,000 compared to a net loss of $6.2 million on revenues of $474,000 in the year ended June 30, 1999. Revenues declined $129,000 in the current year due to the continued shift in focus to enhancing our core technologies and product development. While such shift contributed to declining revenues through the first nine months of fiscal 2000, fiscal fourth quarter 2000 revenues increased significantly compared to the prior year period due to international licensing fees for the Vflash product in Japan.

The cost of revenues for the year ended June 30, 2000 was $80,000 compared to $289,000 for the year ended June 30, 1999. The decreasing costs are directly related to the decrease in revenues noted above.

For the year ended fiscal 2000, we expensed approximately $164,000 on research and development compared to $211,000 during fiscal year end 1999. Our research and development costs were higher during the fiscal 2000 due to expenditures for the development of V-Flash, enhancements to our core technology and product development.

For the year ended June 30, 2000, other operating expenses were $6.0 million compared to $3.3 million during the year ended June 30,1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

Interest expense was $84,000 for the fiscal 2000, compared to $1,105,000 in fiscal 1999. Fiscal year ended 1999 included approximately $1.0 million in interest related to beneficial conversions and debt discount amortization.


Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, we had $1.0 million in cash and cash equivalents. Our principal commitments are $255,000 in Subordinated Convertible Debentures and $151,000 in long-term debt and operating and capital lease obligations. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources.

Our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the year ended June 2000, $3 million has been raised from the sale of our common stock and $2,500,000 from the sale of ValueFlash.com, Inc. common stock through private equity sales to outside investors. We do not maintain credit facilities with any financial institutions. Future financings will be necessary to fund our operations in the form of additional debt and equity transactions. There can be no assurances that we will be able to secure sufficient funding to continue executing our operating plan, but management believes that we will be able to secure sufficient financing for operations for the next twelve months.

Net cash used by operating activities equaled $4.2 million for the year ended June 30, 2000, compared to net cash used in operating activities of $2.2 million for the year ended June 30, 1999. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

Net cash used in investing activities was $627,000 for the year ended June 30, 2000, compared to $241,000 in the prior year period. Net cash used in investing activities in each of these periods was primarily due to the purchases of furniture and equipment. Additionally, in fiscal year ended June 30, 2000, the Company spent $323,000 on software development, mostly on the VFlash product.

Net cash from financing activities was $5.6 million for the year ended June 30, 2000, compared to $2.2 million for the year ended June 30, 1999. Cash provided by financing activities resulted from $3 million in proceeds from the sale of our common stock, $2.5 million in proceeds from the sale of ValueFlash common stock and minority interest sale.

The proceeds from these financing activities have been and will be used to (i) continue our ongoing operations, (ii) to further develop our CDK(TM), VFlash, Gameplayer, and MixFactory.com(TM) product lines, and (iii) repay our debt.

Factors Affecting Future Results
--------------------------------

We do not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this annual report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of our internal estimate of revenue and operating expense levels. We face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.





ITEM 7.  FINANCIAL STATEMENTS.

         Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information called for by this Item 8 is incorporated by reference from our: (1) Registration Statement on Form 10-SB, as amended (File No. 0-27587) filed with the Commission on October 7, 1999, and (2) quarterly report on Form 10-QSB filed with the Commission on February 14, 2000 and amended on February 25, 2000 (File No. 0-27587).


                                    PART III
                                    --------

         The information called for by Part III of Form 10-KSB (consisting of Item 9 - Directors and Executive Officers of the Registrant, Item 10 - Executive Compensation, Item 11 - Security Ownership of Certain Beneficial Owners and Management and Item 12 - Certain Relationships and Related Transactions) is incorporated by reference from our definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-KSB relates.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The exhibits to this Form 10-KSB are listed in subsection (d) of this Item 13.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

         (c) Our financial statements are set forth beginning on page F-1 of this report.

         (d)      Exhibits.

                                  EXHIBIT INDEX
                                  -------------

   3.1 Articles of Incorporation of the Registrant. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   3.2 Amendment to the Articles of Incorporation. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   3.3 By-Laws of the Registrant. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   3.4 Certificate of Merger of the Registrant. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   3.5 Amendment to the Articles of Incorporation. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   3.6 Designation of Series A Preferred Stock. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   4.1 Specimen of Common Stock Certificate. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   4.2 Technology Horizons Corp. Stockholders Agreement dated May 7, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.1 Technology Horizons Corp. 1998 Equity Incentive Plan. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.2 Convertible Subordinated Debenture Due February 1, 2009. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.2.1 Amendment No. 1 to Convertible Subordinated Debenture due February 1, 2009. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.3 Registration Rights Agreement between Technology Horizons Corp. and Kelly Music & Entertainment Corp. dated September 4, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.4 Assignment Agreement between Kelly Music & Entertainment Corp. and Technology Horizons Corp. dated September 4, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.5 Amendment to Registration Rights Agreement between Technology Horizons Corp. and Alvin Pock dated October 15, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)

   10.6 Amendment to Registration Rights Agreement between Technology Horizons Corp. and Robert L. Kelly dated October 15, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.7 Registration Rights Agreement between Technology Horizons Corp. and Robert L. Kelly dated June 3, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.8 Registration Rights Agreement between Technology Horizons Corp. and Alvin Pock dated June 3, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.9 Assignment Agreement between Robert L. Kelly and Technology Horizons Corp. dated June 3, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.10 Assignment Agreement between Alvin Pock and Technology Horizons Corp. dated June 3, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.11 Assignment Agreement between Kelly Music & Entertainment Corp. and CDKnet, LLC, dated June 3, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.12 Employment Agreement, dated August 1, 1999, by and between CDKNET.COM, INC. and Shai Bar-Lavi. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)
   10.13 Finder's Agreement between the Registrant and Shai Bar-Lavi and Frederick Smithline dated June 1, 1999. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.14 Employment Agreement dated August 1, 1999, by and between CDK, LLC and Tom Ross. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.15 Stock Purchase Agreement between CDKnet.com, Inc. and the Gross Foundation, Inc., Steven A. Horowitz, Shai Bar-Lavi, and Michael Sonnenberg dated November 2, 1999. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.16 Subscription Agreement between CDK and Asia Pioneer Limited dated November 16, 1999. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 4 on March 6, 2000 (File No. 0-27587).)
   10.17 Technology and License Agreement CDK and Asia Pioneer Limited dated November 16, 1999. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 4 on March 6, 2000 (File No. 0-27587).)
   10.18 Agreement dated March 19, 1999 between Peterson's and CDKnet, LLC. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)

   10.19 Undated Registration Rights Agreement between Spiga Limited and CDK INC. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.20 Agreement dated October 25, 1999, between CDKnet, LLC and Atomic Pop, LLC. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 4 on March 6, 2000 (File No. 0-27587).)
   10.21 Agreement dated March 29, 1999, between Central Park Media Corp. and CDKnet, LLC. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.22 Purchase Agreement dated August 9, 1999 between CDK and Y2G. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.23 Convertible Subordinated Debenture Due September 1, 2003. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.24 Letter Agreement dated May 4, 1998, between Megaforce Entertainment and CDKnet, LLC regarding the use of CDK technology. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)
   10.25 Agreement dated August 5, 1999 between the Company and DreamWorks Records. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 4 on March 6, 2000 (File No. 0-27587).)
   10.26 Agreement dated September 16, 1999 between the Company and CollegeMusic, Inc. (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 4 on March 6, 2000 (File No. 0-27587).)
   10.27 Agreement between CDKnet, Inc. and Young & Rubicam dated February 3, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.28 Agreement between ValueFlash.com Incorporated and Richard A. Eisner and Company dated April 15, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.29 Agreement between ValueFlash.com Incorporated, CDKnet, LLC, Track Marketing and Arcadia Marketing, Inc. dated May 4, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.30 Agreement between ValueFlash.com Incorporated, CDKnet, LLC, and Arcadia Marketing, Inc. dated May 4, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.31 Agreement between ValueFlash.com Incorporated, CDKnet, LLC, JMC Investments, LLC and Arcadia Marketing, Inc. dated May 4, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.32 Development Proposal between ValueFlash.com Incorporated, CDKnet, LLC and House of Blues dated May 12, 2000. (The Registrant has requested confidential treatment of certain portions of this exhibit and has omitted such portions. A complete copy has been filed separately with the Commission.)

   10.33 Agreement between ValueFlash.com Incorporated and ValueFlash Japan Inc. dated May 25, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.34 Agreement between ValueFlash.com Incorporated and Naviant Marketing Solutions, Inc. dated June 12, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.35 Agreement between ValueFlash.com Incorporated and theglobe.com, Inc. dated June 26, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.36 Agreement between CDKnet, LLC and theglobe.com, Inc. dated June 26, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.37 Agreement between ValueFlash.com Incorporated and J. Walter Thompson U.S.A., Inc. dated June 29, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.38 Warrant to Purchase Stock between ValueFlash.com Incorporated and WPP Dotcom Holdings (Twelve) LLC dated June 29, 2000, for 5% interest in ValueFlash.com. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.39 Warrant to Purchase Stock between ValueFlash.com Incorporated and WPP Dotcom Holdings (Twelve) LLC dated June 29, 2000, for 5% interest in ValueFlash.com. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.40 Agreement between ValueFlash.com Incorporated and WPP Dotcom Holdings (Twelve) LLC dated June 29, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.41 Agreement between ValueFlash.com Incorporated and ACUSA.com dated June 1, 2000 for services to the House of Blues. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)
   10.42 Agreement between ValueFlash (Asia) Limited, Sprouts Online Pte Ltd. and Prodigy Alliances Pte Ltd. dated September 15, 2000.
   16 Letter from former accountant Grant Thornton LLP. (Incorporated by reference from our report on Form 10-QSB Amendment No. 1, filed on February 25, 2000.)
   16.1 Letter from former Accountant, Wagner, Zwerman & Steinberg LLP. (Incorporated by reference from our Registration Statement on Form 10-SB Amendment No. 3 filed on December 28, 1999 (File No. 000-27587).)

   21 Subsidiaries of the Registrant. (Incorporated by reference from our Registration Statement filed on Form 10-SB, as amended, on October 7, 1999 (File No. 0-27587).)
   27      Financial Data Schedule.
   99.1 Chart of the signatories to the Company's Stockholder's Agreement (and their interest in the Company). (Incorporated by reference from our Registration Statement filed on Form SB-2 on December 22, 1999, as amended (File No. 333-93277).)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CDKnet.com, Inc.
                                           ----------------
                                           (Registrant)


                                           By: /s/ Steven A. Horowitz
                                               ----------------------------
                                               Chairman, Chief Executive
                                               Officer, Chief Financial
                                               Officer and Secretary

                                           Date:  October 13, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Chairman, Chief Executive
                                 Officer, Chief Financial
/s/ Steven A. Horowitz            Officer and Secretary            October 13, 2000
---------------------------      -------------------------        ------------------
    Steven A. Horowitz                    (Title)                       (Date)



/s/ Andrew J. Schenker                   Director                  October 13, 2000
---------------------------      -------------------------        ------------------
    Andrew J. Schenker                    (Title)                       (Date)



/s/ Anthony J. Bonomo                    Director                  October 13, 2000
---------------------------      -------------------------        ------------------
    Anthony J. Bonomo                     (Title)                       (Date)



                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS






                                                                         PAGE
                                                                         ----

Reports of Independent Certified Public Accountants                    F-1 - F-2



Financial Statements

    Consolidated Balance Sheet at June 30, 2000                           F-3

    Consolidated Statements of Operations for the years ended
      June 30, 2000 and June 30, 1999                                     F-4

    Consolidated Statement of Stockholders' Equity for the years
      ended June 30, 2000 and June 30, 1999                            F-5 - F-6

    Consolidated Statements of Cash Flows for the years ended
      June 30, 2000 and June 30, 1999                                  F-7 - F-8



    Notes to Consolidated Financial Statements                        F-9 - F-26

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2000, and the results of its operations and cash flows for the year ended June 30, 2000 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, including a net loss of $7,055,000 for the year ended June 30, 2000, and has a working capital deficit as of June 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  /s/ RADIN, GLASS & CO, LLP

                                                  Certified Public Accountants

New York, New York
September 8, 2000 and
October 5, 2000 as to Note 13

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





Board of Directors and Stockholders
CDKNET.COM, INC.

         We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ended June 30, 1999 of CDKNET.COM, INC. and Subsidiaries (the "Company"). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended June 30, 1999 of CDKNET.COM, INC. and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.

         As shown in the consolidated financial statements, since inception the Company has sustained significant losses and used substantial amounts of cash in operations. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The uncertainty as to the Company's ability to raise additional financing and sustain profitable operations, as discussed in Note 1 to the consolidated financial statements, raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.







/s/  GRANT THORNTON LLP

Melville, New York
September 21, 1999

                        CDKNET.COM, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                                                     June 30,
                                                                       2000
                                     ASSETS                        ------------
CURRENT ASSETS
  Cash & cash equivalents                                          $  1,035,000
  Accounts receivable                                                   406,000
  Prepaid expenses and other current assets                              71,000
                                                                   ------------
          Total current assets                                        1,512,000

NOTES RECEIVABLE                                                        255,000
INVENTORY                                                               330,000
FURNITURE AND EQUIPMENT - at cost, less accumulated
  depreciation and amortization of $286,000                             676,000
COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
  less accumulated amortization of $2,901,000                         4,240,000
INTANGIBLE ASSETS, less accumulated amortization of $727,000            645,000
SOFTWARE DEVELOPMENT                                                    323,000
SECURITY DEPOSITS                                                        72,000
OTHER ASSETS
  Deferred financing costs, less accumulated
  amortization of $80,000                                                17,000
                                                                   ------------
                                                                   $  8,070,000
                                                                   ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                             $  1,161,000
  Deferred Revenue                                                      887,000
  Due to related party                                                  106,000
  Current portion of long-term debt and capitalized
    lease obligations                                                    58,000
                                                                   ------------
          Total current liabilities                                   2,212,000

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                151,000
SUBORDINATED CONVERTIBLE DEBENTURES                                     255,000
MINORITY INTEREST                                                        71,000
OTHER LIABILITIES                                                        40,000

COMMITMENTS and CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per
    share; authorized 5,000,000 shares; 1,500,000
    shares outstanding (stated value $1,500,000)                      1,265,000
  Common stock - par value $.0001, per share;
    authorized, 40,000,000 shares; 21,236,986 shares
    issued and outstanding                                                2,000
  Additional paid in capital                                         19,258,000
  Accumulated deficit                                               (14,434,000)
  Unearned compensation expense                                        (750,000)
                                                                   ------------
                                                                      5,341,000
                                                                   ------------
                                                                   $  8,070,000
                                                                   ============
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Year ended      Year ended
                                                     June 30,        June 30,
                                                       2000            1999
                                                   ------------    ------------
Net revenues                                       $    345,000    $    474,000
Cost of revenues                                         80,000         289,000
                                                   ------------    ------------
          Gross profit                                  265,000         185,000

Selling, general and administrative expenses          5,958,000       3,305,000
Depreciation and amortization                         1,868,000       1,981,000
                                                   ------------    ------------
          Loss from operations                       (7,561,000)     (5,101,000)

Other income (expense)
    Interest income                                      31,000          11,000
    Interest expense, including interest
      related to beneficial conversion and
      debt discount of $1,038,000 in 1999               (84,000)     (1,105,000)
    Gain on equipment sale                               80,000
    Minority interest in loss of subsidiary             479,000
                                                   ------------    ------------
          NET LOSS                                  ($7,055,000)    ($6,195,000)
                                                   ============    ============
Preferred dividend                                       63,000
                                                   ------------
Net Loss to Common Stockholders' Equity             ($7,118,000)    ($6,195,000)
                                                   ============    ============
Basic and diluted (loss) per share                       ($0.40)         ($0.47)
                                                   ============    ============
Weighted-average shares outstanding-
    basic and diluted                                17,704,924      13,282,176
                                                   ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the years ended June 30, 2000 and 1999



                                     Preferred                         Common
                                       Shares          Amount          Shares          Amount
                                    ------------    ------------    ------------    ------------
Balance, June 30, 1998                                                11,300,348           1,000

Common stock and common stock
     warrants issued for purchase
     of fixed assets                                                      75,000
Common stock issued for purchase
     of minority interests                                             1,883,635
Debt discount
Conversion of subordinated
     debentures                                                          476,358
Common stock and common stock
     warrants issued for
     financing costs                                                      16,667
Exercise of stock options                                                116,084
Compensation related to stock
     option plan
Common stock and common stock
     warrants issued for services                                        175,000
Common stock issued in lieu of
     cash interest                                                         3,814
Stock warrants issued for
     termination agreement
Net loss
                                    ------------    ------------    ------------    ------------
Balance, June 30, 1999                         0               0      14,046,906           1,000

Common stock and common stock
     warrants sold for cash,
     net of expenses                                                   5,585,333           1,000
Conversion of 5.75% subordinated
     debentures to preferred
     shares, net                       1,500,000       1,265,000
Conversion of 6% subordinated
     debentures to common
     shares, net                                                          29,459
Exercise of stock options                                              1,254,623
Common shares issued for late
     registration penalty                                                  5,665
Common stock and common stock
     warrants issued for services                                        315,000
Equity in issuance of subsidiary
     stock - Valueflash
Preferred stock dividends paid
Net loss
                                    ------------    ------------    ------------    ------------
Balance, June 30, 2000                 1,500,000    $  1,265,000      21,236,986    $      2,000
                                    ============    ============    ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM INC. AND SUBSIDIARIES

                   For the years ended June 30, 2000 and 1999


                                     Additional                       Unearned         Total
                                      paid-in        Accumulated    Compensation    Stockholders'
                                      capital          Deficit         Expense         Equity
                                    ------------    ------------    ------------    ------------
Balance, June 30, 1998                 5,250,000      (1,184,000)                      4,067,000

Common stock and common stock
     warrants issued for purchase
     of fixed assets                     144,000                                         144,000
Common stock issued for purchase
     of minority interests             4,506,000                                       4,506,000
Debt discount                          1,142,000                                       1,142,000
Conversion of subordinated
     debentures                          325,000                                         325,000
Common stock and common stock
     warrants issued for
     financing costs                      51,000                                          51,000
Exercise of stock options                 70,000                                          70,000
Compensation related to stock
     option plan                         248,000                                         248,000
Common stock and common stock
     warrants issued for services        396,000                                         396,000
Common stock issued in lieu of
     cash interest                         9,000                                           9,000
Stock warrants issued for
     termination agreement                91,000                                          91,000
Net loss                                              (6,195,000)                     (6,195,000)
                                    ------------    ------------    ------------    ------------
Balance, June 30, 1999                12,232,000      (7,379,000)              0       4,854,000

Common stock and common stock
     warrants sold for cash,
     net of expenses                   2,448,000                                       2,449,000
Conversion of 5.75% subordinated
     debentures to preferred
     shares, net                                                                       1,265,000
Conversion of 6% subordinated
     debentures to common
     shares, net                          20,000                                          20,000
Exercise of stock options                575,000                                         575,000
Common shares issued for late
     registration penalty
Common stock and common stock
     warrants issued for services      1,014,000                         (35,000)        979,000
Equity in issuance of subsidiary
     stock - Valueflash                2,977,000                        (715,000)      2,262,000
Preferred stock dividends paid            (8,000)                                         (8,000)
Net loss                                              (7,055,000)                     (7,055,000)
                                    ------------    ------------    ------------    ------------
Balance, June 30, 2000              $ 19,258,000    ($14,434,000)   ($   750,000)   $  5,341,000
                                    ============    ============    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year ended     Year ended
                                                               June 30,       June 30,
                                                                 2000           1999
                                                              ----------     ----------
Cash flows from operating activities
  Net loss                                                   ($7,118,000)   ($6,195,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                              1,868,000      1,981,000
    Amortization of debt discount                                 49,000      1,038,000
    Uncollectible advances                                                       29,000
    Compensation related to stock option plan                    145,000        248,000
    Common stock and stock warrants issued for services          870,000        396,000
    Common stock issued in lieu of cash interest                                  9,000
    Stock warrants issued for termination agreement                              91,000
    Minority interest in loss of consolidated subsidiary        (479,000)
    Changes in assets and liabilities
        Accounts receivable                                     (387,000)        87,000
        Inventory                                               (330,000)         4,000
        Due from officer                                          12,000        (12,000)
        Prepaid expenses and other current assets                (61,000)        16,000
        Notes Receivable                                        (255,000)
        Accounts payable and accrued expense                     632,000        118,000
        Deferred Revenue                                         887,000
                                                              ----------     ----------
          Net cash used in operating activities               (4,167,000)    (2,190,000)

Cash flows from investing activities
    Purchase of furniture and equipment                         (426,000)      (212,000)
    Proceeds from sale of equipment                              154,000
    Advances to related party                                                   (29,000)
    Software development                                        (323,000)
    Security Deposits                                            (72,000)
    Other Liabilities                                             40,000
                                                              ----------     ----------
          Net cash used in investing activities                 (627,000)      (241,000)

Cash flows from financing activities
    Proceeds from notes payable                                                 792,000
    Repayment of notes payable                                                 (491,000)
    Proceeds from subordinated convertible debentures                         2,100,000
    Deferred financing costs                                                   (197,000)
    Principal payments on capitalized lease obligations         (169,000)       (11,000)
    Proceeds from issuance of common stock                     3,024,000
    Minority interest                                            550,000
    Equity in ValueFlash                                       2,201,000
    Preferred Dividends Paid                                      (8,000)
                                                              ----------     ----------
          Net cash provided by financing activities            5,598,000      2,193,000
                                                              ----------     ----------
          NET INCREASE (DECREASE) IN CASH                        804,000       (238,000)

Cash at beginning of period                                      231,000        469,000
                                                              ----------     ----------
Cash at end of period                                         $1,035,000     $  231,000
                                                              ==========     ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                                                  Year ended     Year ended
                                                                   June 30,       June 30,
                                                                     2000           1999
                                                                  ----------     ----------

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                  $   78,000     $   36,000
        Income taxes
Noncash investing and financing transactions:
    Fixed asset acquisitions financed through
        capitalized lease obligations                                               114,000
    Common stock and stock warrants issued for purchase
        of fixed assets                                              110,000        144,000
    Common stock issued for purchase of minority interest                         4,506,000
    Debt discount                                                                 1,142,000
    Stock issued upon conversion of subordinated debentures        1,285,000        325,000
    Stock and stock warrants issued for financing costs              250,000         51,000
    Exercise of stock options for debt extinguishment                                70,000







THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000


NOTE 1 - NATURE OF OPERATIONS

CDKNET.COM, INC. and Subsidiaries, formerly Technology Horizons, Inc. (collectively the "Company"), is a New York-based company that provides products worldwide to customers utilizing internally developed technology. The Company has developed a multimedia technology, CDK(TM), and a software based communication module, VFlash(TM). The CDK(TM) technology integrates audio, video and Internet connectivity on a standard compact disc ("CDs"), enabling users to create personalized CDs simply by visiting a Website. The VFlash(TM) technology provides a real-time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application.

The Company has a limited operating history. These financial statements are prepared on a going-concern basis which assumes that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred net losses of $14,387,000 since inception and has experienced significant negative cash flows from operations. The Company's cash requirements have been financed primarily through the sale of subordinated convertible debentures and common stock of $2,100,000 and $1,960,000, respectively, and through $2,500,000 in proceeds from the sale of a subsidiary's (ValueFlash.com, Inc.) common stock and minority interest sale. The Company does not maintain a credit facility with any financial institution.

The Company currently generates limited revenues from development and use fees for client specific CDs, the sale of custom CDs and Vflash(TM) international licensing fees. Most resources have been directed to developing and marketing the Vflash(TM) product. It is expected that Vflash(TM) will be a major factor in revenue and business growth beginning in fiscal year ended June 30, 2001. Significant expenditures will also be incurred for marketing and advertising the product and building the infrastructure to support it.

Remaining a going concern requires additional financing until such time as sufficient cash flows are generated from operations. Additional debt and equity financings are anticipated. There can be no assurances that the Company will be able to obtain such financing to execute its business model, which is still evolving. However, management believes that it will be able to secure sufficient funding for operations at least for the next twelve months.

As a result of the continued losses, the use of significant cash in operations and the lack of sufficient funds to execute its business plan, there is substantial doubt about the Company's ability to continue as a going concern. No adjustments have been made with respect to the consolidated financial statements to record the results of the ultimate outcome of this uncertainty.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CDKNET.COM, INC. (the "Parent"), its wholly owned subsidiaries, Creative Technology, LLC ("Creative") and CDKnet,LLC ("CDK LLC"), both limited liability companies, and its majority owned subsidiary ValueFlash.com,Inc. ("ValueFlash") after elimination of intercompany accounts and transactions. Certain amounts for prior years have been reclassified to conform to the current presentation.

USE OF ESTIMATES

The Company uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that the Company uses.

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes revenue for development and use fees for client-specific CD's and custom CD's on the date the product is shipped to the customer. Revenues from licensing and agency fees are recognized ratably over the term of such agreements. Revenues from web links will be recognized in the month earned. Revenues from web advertising will be recognized ratably over the period in which the advertising is displayed. Revenues from barter advertising transactions will be recognized during the period the advertising is displayed. Barter transactions will be recorded at the fair market value of the goods or services provided or received, whichever is more readily determinable. To date, no revenues have occurred from the following revenue streams: web links, web advertising and barter transactions.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. At June 30, 2000, the Company believes that there has been no impairment of long-lived assets.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


CASH AND CASH EQUIVALENTS

All liquid investments having an original maturity not exceeding three months are treated as cash equivalents. Included in cash and cash equivalents is $80,000 of restricted cash as collateral for a term loan. See Note 6.

INVENTORY

Inventory is valued at the lower of cost or market determined by the first-in, first-out method of accounting.

FURNITURE AND EQUIPMENT

Furniture and equipment are recorded at cost. Maintenance and repairs are charged to expenses as incurred; major renewals and betterments are capitalized. When items of furniture or equipment are sold or retired, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is included in the results of operations. Furniture and equipment are depreciated using the straight-line method over their estimated useful lives, which range from three to seven years. Leasehold improvements are amortized over the term of the related lease or the useful life of the improvements, whichever is shorter.

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

Cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over five years.

WEB-SITE DEVELOPMENT COSTS

The Company adopted EITF 00-2 "Accounting for Web-Site Development Costs." EITF 00-2 requires certain web-site development costs to be expensed and others to be capitalized. No web-site development costs have been capitalized under EITF 00-2.

INTANGIBLE ASSETS

Intangible assets, principally acquired intellectual property related to the acquisition, are being amortized over the estimated useful life of five years. On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine the possible impairment by considering current operating results and comparing the carrying value to the anticipated undiscounted cash flows of the related assets.

DEFERRED FINANCING COSTS

The costs associated with completed financings are being amortized ratably over the term of the financing.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


RESEARCH AND DEVELOPMENT COSTS

Research and development costs include expenses incurred by the Company to develop new products and enhance the Company's existing products. Research and development costs are expensed as incurred. During the years ended June 30,2000, and 1999 such costs aggregated $164,000 and $211,000, respectively.

SOFTWARE DEVELOPMENT COST

The Company capitalized software development costs in accordance with SFAS No. 86 and SOP 98-1. The Company has capitalized $343,000 of such software development costs during the year ended June 30, 2000 and will amortize such costs over 30 months on a straight-line basis.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees" and has adopted the disclosure-only option under SFAS No. 123 for compensation to employees and directors. The Company accounts for non-employee stock transactions in accordance with SFAS NO. 123 and ETIF 96-18.

INCOME TAXES

The Parent files separate Federal, state and city corporate income tax returns. Creative and CDK LLC file separate Federal, state and city (where applicable) partnership income tax returns. Earnings or losses from these limited liability companies pass through directly to the Parent. ValueFlash will file separate tax returns.

The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences among the book and tax bases of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.

LOSS PER COMMON SHARE

Basic loss per share is computed using the weighted average number of shares of common stock outstanding during the period.

All potential common shares have been excluded from the computation of diluted loss per share as their effect would be antidilutive and, accordingly, there is no reconciliation of basic and diluted loss per share for each of the periods presented.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


FAIR VALUE OF FINANCIAL INSTRUMENTS

Due to the substantial uncertainties about the Company's ability to continue as a going concern, it is not practicable to estimate the fair value of the Company's financial liabilities. Information concerning their terms is contained in Notes 6 and 7.

CONCENTRATION OF CREDIT RISK

Included in accounts receivable is a $300,000 installment due on an agency agreement, which was collected by August 31, 2000.

Occasionally, the Company has cash held in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.


NOTE 3 - NOTE RECEIVABLE

The Company has provided for a consultant to the Company to exercise his right to purchase 350,000 shares of common stock in the Company at $.75 per share or $262,500. The Company has recorded two notes receivable for total monies due on December 31, 2000 which bear interest at 6% per annum. A $7,500 payment has been received on account of the two notes due.


NOTE 4 -  ACQUISITION AND PURCHASE OF ASSETS

On July 8, 1998, the Company entered into an agreement, subsequently amended (the "Agreement"), based on terms previously agreed upon with Kelly Music & Entertainment, Inc. ("KME"), to acquire the minority interest of CDK LLC for $5,171,000. The consideration was (1) the retirement of $600,000 of notes accounted for as a stock subscription (2) issuance of 1,883,635 shares of the Company's common stock and (3) a cash payment of $65,000. The amendment provided for the waiver of previously agreed upon registration rights on common stock in excess of 250,000 shares, terminated any and all demand registration rights with certain stockholders of KME and released the Company from any and all claims, liabilities, demands and causes of action known or unknown that KME could assert in the future, as defined.

The Company accounted for the acquisition as a purchase. The Company valued the minority interest based on the shares issued at the market price of the stock after considering a 15% market discount for the shares that had no stated registration rights requirement. The estimated fair value of the tangible assets acquired of $700,000 approximated the book value of such assets. The excess consideration over the estimated fair value of the net assets acquired of $4,471,000 has been recorded as cost in excess of fair value of net assets acquired and is being amortized on a straight-line basis over five years.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at June 30, 2000:

     Furniture                                       $ 122,000
     Equipment                                         726,000
     Leasehold improvements                            114,000
                                                     ---------
                                                       962,000

Less accumulated depreciation and amortization         286,000
                                                     ---------
                                                     $ 676,000
                                                     =========

Depreciation expense for the years ended June 30, 2000 and 1999 was $165,000 and $124,000, respectively.


NOTE 6 - LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

TERM LOAN

In June 1999, the Company entered into a term loan with a lender. Borrowings aggregating $175,000 under the agreement, which are collateralized by the equipment and cash collateral provided by the Company's CEO, are repayable in monthly installments of approximately $3,500, including interest at 7.86% through March 2004. As of June 30, 2000 the loan balance and cash collateral are approximately $141,000 and $80,000, respectively.

CAPITALIZED LEASE OBLIGATIONS

The Company leases certain equipment under leases accounted for as capital leases. The obligations require the Company to make monthly payments of approximately $3,000 through May 2002.

The following is a summary of aggregate annual maturities of long-term debt and capitalized lease obligations as of June 30, 2000.

Year ending June 30,
2001                                         $ 79,000
2002                                         $ 76,000
2003                                         $ 42,000
2004                                         $ 35,000
                                             --------

Less amounts representing interest             23,000
                                             --------
                                              209,000
Less current portion                          (58,000)
                                             --------
                                             $151,000
                                             ========

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


Interest paid for the year ended June 30, 2000 was approximately $14,000.


NOTE 7 - SUBORDINATED CONVERTIBLE DEBENTURES

6.00% SUBORDINATED CONVERTIBLE DEBENTURES

During the period September 4, 1998 through January 21, 1999, the Company issued $600,000 in 6% Subordinated Convertible Debentures due September 1, 2003 with detachable five-year warrants (the "Notes") to purchase 60,000 shares of common stock of the Company at an exercise price of $3.00 per share. The Notes are immediately convertible into common stock of the Company at an effective conversion price of the lower of (i) 70% of the average current market price of the Company's common stock during the five days preceding the date of the original issuance, or (ii) 75% of the average current market price during the five-day trading period ending one trading day preceding the date the Notes are converted. The agreement contains antidilution provisions whereby the conversion price is subject to (downward) adjustment in certain circumstances. The Company may redeem the Notes at any time for 120% of the principal amount of the Notes plus accrued interest. The Notes are subordinated to the claims and rights of all Senior Debt, as defined by the underlying agreement. In addition, the agreement contains covenants limiting the Company's ability to pay dividends, incur new debt, enter into certain transactions and reacquire common or preferred stock of the Company. If an event of default occurs beyond a stated cure period the notes shall become payable at the option of the holder.

In connection with the agreement, the Company recorded a discount on the Notes in the aggregate amount of $238,000 resulting from the allocation of proceeds of $203,000 to a beneficial conversion feature and the fair value of the underlying warrants of $35,000. Due to the immediate conversion rights under the agreement, the discount attributed to the beneficial conversion feature was expensed on the date of issuance. The carrying value of the Notes is being accreted to the face value of $600,000 using the interest method over the life of the Notes. The accretion in fiscal 2000 and 1999 was $3,000 and $20,000, respectively.

During the period from issuance to June 30, 2000, $345,000 in debentures plus accrued interest of $3,000 was converted into 480,172 shares of the Company's common stock.

In connection with the sale of the Notes, the Company incurred fees of $60,000 and issued five-year warrants to purchase 30,000 shares of the Company's common stock at $3.00 per share. The Company computed the approximate fair value of the warrants issued to be $19,650 using the Black-Scholes method.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



5.75% SUBORDINATED CONVERTIBLE DEBENTURE CONVERTED TO PREFERRED STOCK

On February 2, 1999, the Company issued a $1,500,000, 5.75% Subordinated Convertible Debenture due February 1, 2009 with detachable four-year warrants (the "Debenture") to purchase 100,000 shares of common stock of the Company at an exercise price of $1.75 per share. The Debenture is immediately convertible into common stock of the Company at an effective conversion price of the lower of (i) $1.30, or, (ii) subsequent to November 1, 1999, 75% of the average current market price during the five-day trading period ending one trading day preceding the date the Debenture is converted (limited to a minimum conversion price of $.60 through July 1, 2000). The agreement contains antidilution provisions whereby the conversion price is subject to (downward) adjustment in certain circumstances. The Company, at its option, may convert the Debenture into shares of 5.75% Convertible Preferred Stock having the same rights as the Debenture. In October 1999, the Company exercised their right to call the outstanding debentures in exchange for Preferred Stock. In addition, the agreement contains covenants limiting the Company's ability to pay dividends, incur new debt, enter into certain transactions and reacquire common or preferred stock of the Company.

In connection with the agreement, the Company recorded a discount on the Debenture in the aggregate amount of $756,000, resulting from the allocation of proceeds of $663,000 to a beneficial conversion feature and the fair value of the underlying warrants of $93,000. The fair value allocated to the warrants was determined based on the estimated fair value of the debt using an effective interest rate of 14% and the fair value of the warrants using the Black-Scholes option-pricing model. Due to the immediate conversion rights under the agreement, the discount attributed to the beneficial conversion feature was expensed on the date of issuance.

In connection with the sale of the Debenture, the Company incurred fees of $135,000 and issued 16,667 shares of the Company's common stock having a market value of $31,250.


NOTE 8 - INCOME TAXES

Temporary differences which give rise to deferred taxes are summarized as follows:

                                            2000               1999
                                         ----------         ----------
   Deferred tax assets:
     Net operating loss and other
     carryforwards                       $4,062,000         $1,510,000

   Less valuation allowance              (4,062,000)        (1,510,000)
                                         ----------         ----------
   Net deferred tax asset                $       --         $       --
                                         ==========         ==========


The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                   2000               1999
                                                -----------       -----------
Tax benefit at statutory rate                   $(2,399,000)      $(2,106,000)
Nondeductible expense/nontaxable (income)- net      340,000         1,219,000
State benefit, net of federal tax effect           (282,000)         (246,000)
Valuation allowance on net operating loss         2,341,000         1,133,000
                                                -----------       -----------
                                                $        --       $        --
                                                ===========       ===========


The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 2000, the Company had a net operating loss carry forward for Federal income tax reporting purposes amounting to approximately $10,690,000, expiring from 2018 through 2020. The Internal Revenue Code of 1986, as amended, limits the amount of taxable income the Company may offset with net operating loss carry forwards in any single year. No Federal taxes were paid in the years ended June 30, 2000 and 1999.


NOTE 9 -  STOCKHOLDERS' EQUITY

a. On February 2, 1999, the Company's Board of Directors amended the certificate of incorporation, increasing the number of authorized shares from 20 million to 45 million, of which 5 million are preferred shares.

b. During the year ended June 30, 1999 the Company executed the following summarized equity transactions;

o 1,883,635 shares of common stock was issued to purchase certain minority interests which resulted in a net $4,506,000 value attributed to the shares issued. See Note 4 for further discussions.

o 75,000 shares of common stock was issued for the purchase of certain fixed assets, which was valued at $144,000. The purchase of such fixed assets also included a cash component.

o The Company recorded $1,142,000 of value attributed to the detachable equity rights related to the 6% and 5.75% convertible debentures issued as a debt discount. See Note 7 for further discussions.

o The Company recorded $60,000 attributed to the issuance of 20,000 shares of common stock and warrants for certain financing costs.

o During the year, $325,000 of 6% convertible debentures were converted into 476,000 shares of common stock.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


o    Cashless stock options were converted into 116,000 shares of common stock.

o The Company recorded $644,000 of compensation for services for 175,000 shares of common stock and certain warrants to purchase common stock and stock options issued during the year. The common stock issued was valued at the fair value of the common stock when the Company was obligated to issue the common stock. The common stock options and warrants were valued utilizing the Black-Scholes option-pricing model.


c. On October 1, 1999, the Company gave notice to the holders of the $1,500,000 5.75% Subordinated Convertible Debentures and exercised its right to call the outstanding Debentures in exchange for $1,500,000 of 5.75% Convertible Preferred Stock. Under the terms of the Debentures, the Convertible Preferred Stock shall have: (1) liquidation preferences equal to the principal amount of the Debenture, (2) a 5.75% cumulative annual dividend payable quarterly, (3) rights to convert into shares of Common Stock at the same conversion rate as the Debentures and (4) the same redemption rights at the option of the Company. The Company has paid dividends for these debenture holders in the amount of $8,000, during the year ended June 30, 2000. An amount of $55,000 of preferred dividends not declared has accumulated and is unpaid as of June 30, 2000.


d. During the year ended June 30, 2000, the Company executed the following summarized equity transactions:

o The Company sold 5,585,000 shares of common stock and common stock warrants or options for $2,448,000, net of the costs to raise such equity.

o In October 1999, the Company exercised their right to call the 5.75% convertible debentures and converted such debentures to Convertible Cumulative 5.75% Preferred Stock. See 9(c) above for further discussions.

o During the year, $20,000 of 6% convertible debentures were converted into 29,000 shares of common stock.

o The Company issued 1,254,000 shares of common stock for the exercise of stock options and common stock warrants, which resulted in $575,000 of net proceeds to the Company.

o During the year, the Company issued 315,000 shares of common stock and certain stock options and warrants valued at $1,013,000, of which $35,000 remains unearned as of June 30, 2000. The common stock issued was valued at the fair value of the common stock when the Company was obligated to issue the common stock. The common stock, options and warrants were valued utilizing the Black-Scholes option-pricing model.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



o There were 6,000 shares of common stock issued to certain shareholders for a late registration penalty. There is no effect on equity for such common shares issued, since a value attributed to the common stock would be a reduction to equity for the costs to register such common shares resulting in the penalty.

o A newly formed majority-owned subsidiary (ValueFlash) sold 20% of its shares to unrelated individuals for $2,500,000 and issued stock options and warrants for services. The result was an equity gain on the sale of the subsidiary stock in the amount of $2,012,000. A value for the stock options and stock warrants issued was recorded at $965,000, of which $715,000 remains unearned as of June 30, 2000. The common stock options and warrants were valued utilizing the minimum-value method, since such equity rights have no market. See Note 9(g) below for further discussions.


e.   WARRANTS

Warrant activity for each of the two years ended June 30, 1999 and 2000 is summarized as follows:
                                                             Weighted
                                                             Average
                                                             Exercise
                                             Shares           Price
                                            ---------        --------
     Outstanding at June 30, 1998                  --              --
          Granted                           1,328,498        $    .96
          Exercised                          (116,084)            .66
          Expired or cancelled                     --              --
                                            ---------
     Outstanding at June 30, 1999           1,212,414             .99
          Granted                           1,195,056            1.04
          Exercised                           (58,916)            .66
          Expired or cancelled                     --
                                            ---------
     Outstanding at June 30, 2000           2,353,554        $   1.04
                                            =========


Information, at date of issuance, regarding stock warrant grants during the two years ended June 30, 1999 and 2000.
                                                          Weighted-    Weighted-
                                                           Average      Average
                                                           Exercise       Fair
                                               Shares       Price        Value
                                              -------      -------      -------
Year ended June 30, 1999:
Exercise price exceeds market price            90,000      $  3.00      $   .66
Exercise price equals market price            418,498          .61          .35
Exercise price is less than market price      820,000          .91          .70

Year ended June 30, 2000
Exercise price exceeds market price           200,000         1.50         1.00
Exercise price equals market price            975,056          .97          .80
Exercise price is less than market price       20,000      $   .66      $   .56

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



The following table summarizes information about warrants outstanding and exercisable at June 30, 2000:

                                                 Outstanding
                                   ====================================
                                                   Weighted-
                                                    Average    Weighted-
                                                   Remaining    Average
                                                    Life in     Exercise
                                    Shares           Years       Price
                                   ---------        -------     -------
     Range of exercise prices
     $.60 to $.85                    968,554         3.03        $ .70
     $1.00 to $1.25                  995,000         2.95         1.01
     $1.50 to $1.75                  300,000         3.42         1.58
     $2.00 to $3.00                   90,000         3.17         3.00
                                   ---------
                                   2,353,554
                                   =========

All of the above warrants are exercisable, with the exception of 562,500 warrants, at a $1.00 per share which vest ratably through July 2002.

Certain warrant agreements contain a cashless exercise provision whereby the warrants may be exercised solely by the surrender of the warrants, and without the payment of the exercise price in cash, for that number of warrant shares determined by dividing the difference of the market price of the shares of common stock issuable upon exercise of the warrants and the warrant exercise price, by the market price of the common stock on the date of exercise. At June 30, 2000, 677,500 warrants were outstanding with cashless provisions.


f.   STOCK OPTION PLANS

In 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") for employees, officers, consultants and directors of the Company, pursuant to which the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or deferred stock. The total number of shares of the Company's common stock available for distribution under the Plan is 3,000,000. The option period during which an option may be exercised shall not exceed ten years from the date of the grant and will be subject to other terms and conditions of the Plan. The Plan will terminate automatically on June 30, 2008.

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation expense is recognized. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000




Stock option activity for each of the two years ended June 30, 1999 and 2000 is summarized as follows:
                                                             Weighted
                                                             Average
                                                             Exercise
                                             Shares           Price
                                            ---------        --------
     Outstanding at June 30, 1998           1,200,000        $    .60
          Granted                             412,500             .85
          Exercised                                --              --
          Expired or cancelled                     --              --
                                            ---------
     Outstanding at June 30, 1999           1,612,500             .67
          Granted                           7,708,000             .94
          Exercised                        (3,650,000)            .59
          Expired or cancelled                (32,500)           1.00
                                            ---------
     Outstanding at June 30, 2000           5,638,000        $   1.14
                                            =========


Information, at date of issuance, regarding stock option grants during the two years ended June 30, 1999 and 2000.


                                                          Weighted-    Weighted-
                                                           Average      Average
                                                           Exercise       Fair
                                               Shares       Price        Value
                                              -------      -------      -------
Year ended June 30, 1999:
Exercise price exceeds market price                --      $    --      $    --
Exercise price equals market price            412,500          .85          .57
Exercise price is less than market price           --           --           --

Year ended June 30, 2000
Exercise price exceeds market price         3,398,000         1.15          .95
Exercise price equals market price          1,710,000          .81          .80
Exercise price is less than market price    2,600,000      $   .84      $   .62

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



The following table summarizes information about warrants outstanding and exercisable at June 30, 2000:

                                      Outstanding and Exercisable
                            -----------------------------------------------
                                        Weighted-
                                         Average   Weighted-
                                        Remaining   Average
                             Number      Life in    Exercise       Number
                           Outstanding    Years      Price       Exercisable
                            ---------     -----      -----        ---------
Range of exercise prices:
$.60 to $.75                  300,000      7.08      $ .63          300,000
$1.00                       4,558,000      3.95       1.00        3,409,167
$1.69                         515,000      3.83       1.69          105,000
$2.25 to $3.00                265,000      4.83      $2.96               --
                            ---------                             ---------
                            5,638,000                             3,814,167
                            =========                             =========


For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 2000 and 1999: annual dividends of $0.00, expected volatility of 97% for the Company's options and .1% volatility for the ValueFlash options for 2000 and 85% for the Company for 1999, risk-free interest rate of 5.7% in 2000 and rates ranging from 4.3% to 5.4% in 1999 and expected life of five years for all grants. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been as follows for the years ended June 30, 2000 and 1999:


                                       2000               1999
                                   ------------       ------------
Net loss
   As reported                     $ (7,118,000)      $ (6,194,600)
   Pro-forma                        (11,356,000)        (6,230,225)
Net loss per common share
   As reported                     $       (.40)      $       (.47)
   Pro-forma                               (.66)              (.47)


As of June 30, 2000, 1,905,000 of the non-employee stock options outstanding vested. The compensation expense attributed to the issuance of these stock options will be recognized as they are earned. These stock options are exercisable for five years from the grant date.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000


The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years. As of June 30, 2000, 1,859,167 of these stock options were vested.


g.    STOCK OPTIONS - VALUEFLASH

The Company has also issued stock options in its majority owned subsidiary ValueFlash. The SFAS No. 123 disclosure for the pro-forma loss has been included in Note (f) above with the pro-forma loss for options issued by the Company.

The following tables summarize the changes in options outstanding and the related price ranges for shares in the subsidiary ValueFlash common stock:


         Employee Stock Option Plan:
                                                              Weighted
                                                               Average
                                                              Exercise
                                                 Shares         Price
                                               ---------        -----
         Outstanding at January 13, 2000              --           --
              Granted                          6,848,000        $1.46
              Exercised                               --           --
              Expired or cancelled                    --           --
         Outstanding at June 30, 2000          6,848,000        $1.46
                                               =========


         Non-Employee Stock Option:
                                                              Weighted
                                                               Average
                                                              Exercise
                                                Shares          Price
                                              ----------        -----
         Outstanding at January 13, 2000              --           --
              Granted                         12,320,834        $1.91
              Exercised                               --           --
              Expired or cancelled                    --           --
         Outstanding at June 30, 2000         12,320,834        $1.91
                                              ==========


Information, at date of issuance, regarding stock option grants during the two years ended June 30, 2000.
                                                            Weighted-  Weighted-
                                                             Average    Average
                                                            Exercise     Fair
                                                 Shares       Price      Value
                                               ---------     ------     -------
Year ended June 30, 2000
  Exercise price exceeds market price          1,250,000     $ 4.00     $    --
  Exercise price equals market price          10,300,834     $ 1.68     $   .40
  Exercise price is less than market price     7,618,000     $ 1.48     $   .88

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



The following table summarizes information about warrants outstanding and exercisable at June 30, 2000:

                                      Outstanding and Exercisable
                            -----------------------------------------------
                                        Weighted-
                                         Average   Weighted-
                                        Remaining   Average
                             Number      Life in    Exercise       Number
                           Outstanding    Years      Price       Exercisable
                            ---------     -----      -----        ---------
Range of exercise prices:
$.50                          120,000      4.75      $ .50           60,000
$1.00 to $1.50             13,598,000      4.72       1.48        8,315,000
$2.00                       4,200,834      3.02       2.00          950,834
$4.00                       1,250,000      2.00      $4.00        1,250,000



The non-employee stock options outstanding of 6,570,834 are fully vested. The remaining 5,750,000 of stock options are performance based and are unearned as of June 30, 2000. The compensation expense attributed to the issuance of these stock options will be recognized as they are earned. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years. As of June 30, 2000, 4,005,000 of these stock options were vested.


NOTE 10 - AGENCY AND MARKETING AGREEMENTS

The Company has entered into two agency agreements. The Company has received all monies due under these agreements to date. These agency fees will be recognized as revenues on a ratable basis over the term of each annual installment.

The Company has recorded deferred revenues of $887,000 related to agency and marketing agreements. The terms of such agreements are detailed below:

a. The Company signed two agency agreements with foreign entities, which require each to pay a $1,000,000 initial agency fee, payable in installments through January 24, 2001. In July 2000 one of the agreements was amended to reflect the increase of the initial agency fee to $1,500,000 from $1,000,000. The combined future minimum payments to the Company are as follows:

                           $1,500,000 for 2001
                            2,750,000 for 2002
                            4,000,000 for 2003
                            5,250,000 for 2004
                            6,500,000 for 2005
                            6,500,000 for each year thereafter.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



         The Company may also receive certain other equity entitlements from these foreign entities, based on the terms of the agency agreements. These agency agreements cover Hong Kong, Taiwan, China and Japan. The agreements give these entities exclusive rights to provide V-Flash services to all clients located in the respective areas.


     b. The Company has entered into various agreements to perform certain direct marketing via internet applications and multimedia CD's. The Company has recorded $230,000 in deferred revenues at June 30, 2000, attributed to such marketing efforts. Such amounts will be recognized as revenue as the marketing/promotional materials are distributed.


NOTE 11 - RELATED PARTY TRANSACTIONS

a. During the years ended June 30, 2000 and 1999 legal services of $300,000 and $168,000, respectively, were provided by firms (the "Firms") in which the Company's CEO and principal stockholder is the managing partner. Further, the Firm provided office space and accounting services for which no fees were paid. During the year ended June 30, 2000 and 1999 the Company recorded an expense of $47,000 for such services. In fiscal 1999, the Company entered into a $150,000 demand loan with the Firm at an interest rate of 11% and issued 150,000 stock warrants at $.66 exercisable through October 1, 2003. The detachable warrants with a fair value of $42,000 were accounted for as additional interest cost with a credit to paid-in capital. In fiscal 2000, the firm received $77,000 as finder's fees for equity raised during fiscal 2000.

b. During fiscal 1999, certain stockholders of the Company provided loans to the Company aggregating $150,000. In connection with the loans, the Company granted 150,000 stock warrants with an exercise price of $.66, exercisable through October 1, 2003. The detachable warrants with fair value of $42,000 was accounted for as additional interest cost with a corresponding credit to paid-in capital. The fair value of stock warrants was computed using the Black-Scholes option-pricing model. After the partial repayment of these loans, the stockholders used the remaining loan balances to effectuate the exercise of certain of the aforementioned stock warrants.

c. During fiscal 1999 CDK LLC provided noninterest bearing advances to KME of $29,000. Such advances plus the notes from KME of $712,000 which was accounted for as a subscription receivable (see Note 4) were extinguished as follows: 1) $600,000 was deemed consideration in the purchase of KME's interest in CDK LLC,
2) $800,000 was accounted for as settlement by CDK LLC of a portion of KME's ownership interest in CDK LLC and 3) the remaining amounts of $29,000 in 1999 and $160,000 in 1998 were deemed uncollectible and recorded as uncollectible advances since KME no longer held a membership interest in CDK LLC.

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                  June 30, 2000



d. In June 1999, the Company entered into a finder's agreement with a consultant, who became CDK LLC's president effective as of August 1, 1999, and a third party whereby the Company issued 100,000 stock warrants at an exercise price of $1.00 to the third party upon execution of the agreement and agreed to pay both parties future fees upon consummation of financing, purchase or venture transactions with entities introduced by them, as defined. During the year ended June 30, 1999, the Company recorded an expense of $100,000 representing the fair value of the stock warrants, which was computed using the Black-Scholes option-pricing model.

e. The Company's CEO exercised 750,000 stock options for $450,000 during fiscal 2000.


NOTE 12 - COMMITMENTS AND CONTINGENCIES

a.  FACILITIES

The Company leases office space pursuant to lease agreements, which expire on April 1, 2003 and April 30, 2010.

The future minimum lease commitments are as follows:

                           June 30, 2001      293,000
                                    2002      299,000
                                    2003      288,000
                                    2004      222,000
                                    2005      227,000

Rent expense for the years ended June 30, 2000 and June 30, 1999 were $237,000 and $145,000, respectively.


b.  LITIGATION MATTERS

The Company is involved in claims and disputes which arise in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


NOTE 13 - SUBSEQUENT EVENTS

a. In July 2000 ValueFlash acquired approximately 20% of ValueFlash Japan for $470,000.

b. During July and August 2000, ValueFlash sold 350,000 shares of common stock for $700,000 of which $550,000 was received by October 5, 2000.