Form 10KSB/A
period 2000-06-30
CDKNET COM INC
filed 2000-10-30
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 AMENDMENT NO.1

                                       TO

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $345,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price of such common equity, as of September 27, 2000 is $15,612,000.

As of October 25, 2000, 21,348,178 shares of common stock, $.0001 par value, were outstanding.


Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                                EXPLANATORY NOTE
                                ----------------


This Amendment No. 1 on Form 10-KSB amends and restates in their entirety the following items of Part III of the Annual Report on Form 10-KSB of the Registrant for fiscal year ended June 30, 2000, filed on October 13, 2000 (File No. 0-27587).

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------------------

The following sets forth our directors and executive officers and key employees as of October 25, 2000, their respective ages, the year in which each was first elected or appointed a director, and any other office held by each director:

CDKnet.com, Inc.
----------------

NAME OF DIRECTOR/          AGE       POSITION HELD                DATE ELECTED
OFFICER                                                           OR APPOINTED
--------------------------------------------------------------------------------

Steven A. Horowitz         41        Chairman, Chief Executive    May 1998
                                     Officer, Chief Financial
                                     Officer and Secretary

Andrew J. Schenker         39        Director                     May 1998

Anthony J. Bonomo          40        Director                     May 1998



A. CDKnet, LLC
--------------

NAME OF DIRECTOR/          AGE       POSITION HELD                DATE ELECTED
OFFICER                                                           OR APPOINTED
--------------------------------------------------------------------------------

Steven A. Horowitz         41        Chairman, Chief Financial    May 1998
                                     Officer, and Secretary

Shai Bar-Lavi              41        Chief Executive Officer      August 1999

Israel Hersh               46        President                    February 2000

Shlomo Shur                50        Chief Operating Officer      March 2000

Don Hegarty                31        Chief Technical Officer      July 2000

B. ValueFlash.com Incorporated
------------------------------

NAME OF DIRECTOR/          AGE       POSITION HELD               DATE ELECTED
OFFICER                                                          OR APPOINTED
-------------------------------------------------------------------------------
Shai Bar-Lavi              41        Chief Executive Officer,    January 2000
                                     Chairman

Shlomo Shur                50        President, Director         January 2000


Robert Reeves              49        Chief Financial and         April 2000
                                     Administrative Officer,
                                     Treasurer and Director

Michael W. Jolly           33        Executive Vice President,   January 2000
                                     Entertainment Group

Tom Ross                   51        President, Media Group      January 2000

Russell A. Kern            33        Executive Vice President    January 2000

Steven A. Horowitz         41        Secretary, Director         January 2000



                              FAMILY RELATIONSHIPS
                              --------------------

No family relationship exists between or among any of our directors, executive officers, and significant employees, as defined below, or any person contemplated to become such.

                               BUSINESS EXPERIENCE
                               -------------------

STEVEN A. HOROWITZ - Chairman, Chief Executive Officer, Chief Financial Officer and Secretary, CDKnet.com, Inc.; Chairman, Chief Financial Officer and Secretary of CDKnet, LLC; and Secretary and Director of ValueFlash.com Incorporated.

Mr. Horowitz has served as Chairman of the Board of Directors and Secretary of CDKnet.com since May 1998, has served as Chief Financial Officer since October 1999, and has served as the managing member of Creative Technology and CDKnet, LLC since October, 1998 and November, 1998, respectively. Since April 1, 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in Accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of Law at Hofstra University School of Law. In 1986 and 1987, Mr. Horowitz was Director of Taxes for Symbol Technologies, Inc., a New York Stock Exchange corporation. Mr. Horowitz is a member of the American Bar Association and the New York State Bar Association.

ANTHONY J. BONOMO - Director, CDKnet.com, Inc.

Mr. Bonomo has served as a director of CDKnet.com since June, 1998. He has, since 1986, served in various executive capacities at Administrators for the Professions, Inc., the Physicians' Reciprocal Insurers, one of the largest medical malpractice carriers in New York State, including Executive Vice

President and Chief Operating Officer from 1993 to 1995 and President from 1995 to the present. Mr. Bonomo is a member of the Bar of the State of New York and serves as a board member of several charitable associations and foundations.

ANDREW J. SCHENKER - Director, CDKnet.com, Inc.

Mr. Schenker became a director of CDKnet.com in May, 1998. He is the Director of Finance for North America Sales and Services Division at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.

SHAI BAR-LAVI - Chief Executive Officer of CDKnet, LLC, and Chief Executive Officer and Chairman of ValueFlash.com Incorporated.

Mr. Bar Lavi joined CDKnet, LLC as its President in August 1999 but subsequently relinquished that position to become the Chief Executive Officer of both CDKnet, LLC and ValueFlash.com. Mr. Bar-Lavi directs the business operations and development plans of ValueFlash and, to a lesser degree, CDKnet. From April 1999 to July 1999, Mr. Bar-Lavi served as a consultant to CDKnet, LLC. Prior to joining CDKnet, LLC, Mr. Bar-Lavi served as Chief Operating Officer of the Hungarian Broadcasting Corporation, a publicly-traded company, from January 1998 to December 1998. From July 1990 to December 1997, he served as President of Topline Communications. Mr. Bar-Lavi's experience with computers goes back to the early 1980s where he ran Sagy Computer Services, a mainframe-based company providing payroll and accounting services.

SHLOMO SHUR - President and Director, ValueFlash.com Incorporated, and Chief Operating Officer, CDKnet, LLC.

Mr. Shur has over 20 years of software development and technology consulting experience. He joined CDKnet, LLC in late 1999 as Chief Operating Officer and has also assumed the position of President of ValueFlash.com in February 2000. Prior to joining CDKnet, Mr. Shur was a co-founder of Executone Information Systems where he spent 15 years as a senior technology officer. Mr. Shur also spent two years as an independent technology consultant. Mr. Shur has a Bachelor of Sciences degree in Electrical Engineering from City College, New York.

ROBERT J. REEVES - Chief Financial and Administrative Officer, and Director of ValueFlash.com Incorporated.

Mr. Reeves joined ValueFlash.com in April 2000. Mr. Reeves is responsible for overseeing ValueFlash's financial and administrative operations, capital fundraising, as well as negotiating future partnership agreements. Prior to joining ValueFlash, Mr. Reeves was Chief Financial Officer of ABN AMRO Incorporated, responsible for the firm's North American investment banking business. Before joining ABN AMRO in 1997, Mr. Reeves served as ING Barings Securities, Inc.'s Chief Financial Officer. He oversaw the investment bank's financial operations in North, Latin and South America. Prior to ING Barings, Mr. Reeves worked for nine years with Shearson Lehman Brothers in various capacities, the last being Executive Vice President and Assistant Controller. Mr. Reeves joined Shearson Lehman Brothers from Coopers & Lybrand where he spent nine years and was a Senior Manager. Mr. Reeves is a Certified Public Accountant.

MICHAEL W. JOLLY - Executive Vice President, Sales Director, ValueFlash.com Incorporated.

Mr. Jolly is responsible for identifying and developing business opportunities and strategic partnering opportunities within the entertainment industry. Mr. Jolly joined CDKnet in November 1997. Prior to joining CDKnet, Mr. Jolly served as Vice President of Marketing and Secretary at Kelly Music and Entertainment Corp. (creator of CDK(TM) Technology) from October 1995 to November 1997. There he developed music and entertainment products and built a significant amount of music, movie and TV industry contact relationships. From August 1991 to October 1995, Mr. Jolly held positions at Cigna Financial Advisors in which he developed programing and packaging products in the network programming and in-flight entertainment markets as well as serving as a Financial Advisor where he provided financial, statistical and strategic planning to businesses. Mr. Jolly has a B.S. in Marketing from Hofstra University.

RUSSELL A. KERN - Executive Vice President, Marketing Director, ValueFlash.com Incorporated.

Mr. Kern is a founding member of the ValueFlash.com team, joining the firm from his position as General Manager at CDKnet, LLC. In his position as Marketing Director at ValueFlash.com, Mr. Kern is responsible for identifying strategic alliance/business building opportunities. Further, Mr. Kern works with the Business Development team and the Technical team to ensure consistent branding is maintained through all communications and product offerings. Mr. Kern joined CDKnet in April 1998 where he was instrumental in developing the second-generation multimedia CD technology along with CDKnet's custom multimedia CD service, MixFactory. Prior to joining CDKnet, Mr. Kern served from November 1995 to April 1998 as Director of Strategic Planning at Poppe Tyson (now ModemMedia), developing successful Web initiatives for a range of clients including IBM and Minolta. From January 1994 to November 1995, he was Marketing Director at Marketing Resources of America. He also served five years with BBDO Advertising planning for clients such as Visa USA, Pepsi-Cola and Campbell's. In addition, he has several years experience in direct-response marketing, developing DRTV, print and direct-mail programs. Mr. Kern has a B.S. in Marketing from the Wharton School at the University of Pennsylvania.

TOM ROSS - President, Entertainment Group of ValueFlash.com Incorporated.

Mr. Ross joined CDKnet in August 1999 and is responsible for identifying business opportunities for ValueFlash within the entertainment, music and film industries and securing partnership agreements. From December 1998 to July 1999, Mr. Ross served as a consultant. Prior to that, Mr. Ross was a partner of Creative Artists Agency from January 1984 to November 1998. As a founder, architect and chief of the music department at Creative Artists, Mr. Ross worked with some of the most celebrated artists in music: Jefferson Airplane, Crosby, Stills & Nash, Tim McGraw, Eric Clapton, Bob Dylan, Madonna, Janet Jackson, Reba McEntire, Bette Midler and Fleetwood Mac, to name a few. Before he left Creative Artists late last year, many considered him the top agent in the music business. In his 30-year career, he had the reputation of fighting on behalf of his clients' financial interests while enabling them to present their art without compromise.

ISRAEL HERSH - President, CDKnet, LLC.

Israel Hersh joined CDKnet, LLC in February, 2000 as President. Prior to that, he was Vice President, Chief Technology Officer with Executone Information Systems since January, 1999. Mr. Hersh joined Executone as Director of Software Development in 1984, and was promoted to Vice President of Software Engineering in January, 1995. In June, 1996, Mr. Hersh was promoted to Vice President, Product Development of Executone's Computer Telephony Division. Prior to his employment with Executone Information Systems, Inc. Mr. Hersh was a manager of the Software Development Department for T-Bar, Inc. Mr. Hersh has a B.S. in Electrical Engineering from Tel-Aviv University and a MS in Electrical Engineering from Bridgeport University.

DON HEGARTY - Chief Technical Officer, CDKnet. LLC

Don Hegarty joined CDKnet in 1999. He is responsible for CDK software development, overall website management, and the automated robotic processes behind the Mixfactory.com websites. His duties also include maintaining the order fulfillment system, programming new automation, and managing the customer support staff. Prior to joining CDKnet he was Director of CD production at MY-CD.com, a Bandai company. There he worked on creating one of the first customized CD sites on the Internet. Prior to that, he lead programming for Market Growth Resources, A True North Company, on many projects including Tropicana, Duracell, and Mastercard. Mr. Hegarty has also worked for the Library of Congress in creating a database system to track both Braille books and books on tape for thousands of users across the United States. Mr. Hegarty has a B.S. in Computer Science from Manhattan College.



SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during the fiscal year ended June 30, 2000, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis, with the exception of: (1) Steven A. Horowitz, whose sale of shares of our common stock in March and April 2000 have not been reported, (2) Arnold and Rachel Bodek whose initial filing on Form 3 was not reported; and (3) Alvin Pock whose initial filing on Form 3 was not reported.

ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

1.    EXECUTIVE OFFICER COMPENSATION

CDKnet, LLC
-----------
The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2000, to all of our executive officers:

                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------
                                           Annual Compensation(2)(3)                      Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                Other                  Securities              All Other
                                                               Annual     Restricted   Underlying               Compen-
         Name And                                             Compen-        Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus       sation    Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz(1)       FY00               0       --
                            FY99           7,500                 78,000         --       1,500,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi               FY00          75,000       --
                            FY99               0                 29,000         --       1,000,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Israel Hersh                FY00          45,000       --
                            FY99               0                  2,100         --         100,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur                 FY00               0       --
                            FY99               0                 23,000         --         500,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly            FY00          50,673       --
                            FY99       69,615.38                      0         --         280,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern             FY00          47,692       --
                            FY99       79,999.92                      0         --         280,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Keith A. Fredericks         FY00          63,766       --
                            FY99       57,499.91                      0         --                       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00          50,000       --
                            FY99                                      0         --       1,000,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Don Hegarty                 FY00          69,160
                            FY99          24,500       --             0         --          50,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

1 Mr. Horowitz is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. Mr. Horowitz is considered a consultant because he does not keep regular hours, decides his own schedule and otherwise fits the characteristics of a consultant as promulgated under the relevant sections of the Internal Revenue Code and Regulations and case law. During fiscal 2000, the Company accrued $78,000 for such consulting services for Mr. Horowitz, none of which has been paid.
2 We discontinued compensation to Messrs. Bar-Lavi, Shur, Jolly, Kern and Ross in February 2000 upon their transition to consultants for CDKnet, LLC and to officers of ValueFlash.com.
3 In fiscal 2001, each of the named officers are to receive salary compensation as follows:

         Steven A. Horowitz              $0
         Shai Bar-Lavi                   $0
         Michael W. Jolly                $0
         Russell A. Kern                 $0
         Tom Ross                        $0
         Shlomo Shur                     $0
         Israel Hersh                    $120,000

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                     Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                             Options/SARs           In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz                750,000             15.83%                 $ .75              1/10/10
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shai Bar-Lavi                     250,000              5.28%                 $1.00              1/13/05
                                  250,000              5.28%                 $1.00              1/13/05
                                  250,000              5.28%                 $1.00              1/13/05
                                  750,000             15.83%                 $1.00              7/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Israel Hersh                      100,000              2.11%                 $1.00              1/30/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur                       500,000             10.56%                 $1.00              1/13/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly                  280,000              5.91%                 $1.00              1/31/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern                    60,000              5.91%                 $1.00              7/15/04
                                  120,000              5.91%                 $1.00              7/15/04
                                  100,000              5.91%                 $1.00              7/15/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross                        1,000,000             21.11%                 $1.00              7/13/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Don Hegarty                        50,000              1.06%                 $1.00              10/1/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves                     250,000              5.28%                 $3.00               5/9/05
-------------------------- ------------------ --------------------- -------------------- -------------------

-------------------
(1) Mr. Fredericks resigned as our Senior Vice President and Chief Technical Officer effective December 17, 1999. At the time of his resignation, he had 10,000 options which had been grants on 12/2/98, which options were cancelled upon his resignation.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

-------------------------- -------------- -------------- ------------------- -------------------

                                                             Number Of
                                                              Securities           Value Of
                                                             Underlying          Unexercised
                              Shares                        Unexercised        In-The-Money
                            Acquired                      Options/SARs         Options/SARs
                                 On            Value      At FY-End (#)       At FY-End ($)
                             Exercise        Realized       Exercisable/        Exercisable/
    Name                         (#)             ($)      Unexercisable        Unexercisable
      (a)                        (b)             (c)               (d)              (e)
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------
Steven A. Horowitz                750,000      4,050,000           750,000/0            $750,000
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Shai Bar-Lavi                           0              0         1,500,000/0          $1,125,000
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Israel Hersh                            0              0           0/100,000                   0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Shlomo Shur                             0              0           500,000/0            $375,000
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Michael W. Jolly                        0              0     143,334/146,666            $107,501
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Russell A. Kern                         0              0     143,334/146,666            $107,501
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Keith Fredericks (1)                    0              0              10,000                   0
-------------------------- -------------- -------------- ------------------- -------------------

-------------------
(1) Mr. Fredericks resigned as our Senior Vice President and Chief Technical Officer effective December 17, 1999. His options were canceled on December 17, 1999.

(2) Mr. Horowitz exericised 750,000 options, exerciseable at $.60 per share on March 28, 2000. Mr. Horowitz has an additional 750,000 at $.75, which we granted to him on January 11, 2000. The closing price for our stock on June 30, 2000 was $1.75 per share. Therefore, Mr. Horowitz is $750,000 in the money.

2.    COMPENSATION OF DIRECTORS

None of our directors were compensated in fiscal year 2000 for their services.

Employment Agreements

In August 1999, we entered into an employment agreement with Shai Bar Lavi to serve as President of CDKnet, LLC. The agreement provides that Mr. Lavi shall receive: (A) an annual salary of $150,000, (B) an annual bonus determined by the Management Committee's sole discretion, provided that Mr. Lavi's combined salary and bonus is not exceeded by that of any of our full time employees (to a maximum of $500,000 combined salary and bonus) and (C) a stock option to purchase 750,000 shares of our common stock, with an exercise price of $1.00 per share. The options will vest 25% every six months from the Commencement Date and may be exercised in multiples of five thousand shares. Mr. Lavi may exercise up to 50% of the options outstanding (up to an aggregate of 375,000) at any time by converting such options into common stock. The agreement provides for a two year term and may be terminated upon notice with or without "cause" (as defined). If terminated without cause, Mr. Lavi is entitled to six months salary as severance. If he resigns or is terminated for cause, our obligations under the contract will cease (options terminate 90 days from such resignation or termination).

In June 1999, we entered into a finders agreement with Shari Bar Lavi and Frederick E. Smithline (together referred to as "Finders"). In return for the Finders' efforts to introduce to us one or more parties who may be interested in
(a) the potential financing of CDKnet.com, (b) the purchase or merger with us or
(c) establishment of a joint venture with us (collectively referred to as a "Transaction"). Under the Agreement, Mr. Smithline shall receive a five year warrant to acquire 100,000 shares of our. common stock at an exercise price of $1.00 per share. Additionally, we will pay Finders' Success Fees (50% to Shai Bar Lavi and 50% to Frederick E. Smithline) as follows: (i) upon completion of a financing transaction ((a) above) arising out of finder's introduction that results in at least $2 million, we will issue to finder five year warrants to purchase the greater of 500,000 shares of our common stock at $1.00 per share, or 2.5% of our common stock outstanding at an exercise price of $1.00 per share. If the financing is less than $2 million, the fee shall be reduced proportionately; (ii) upon completion of a purchase or merger ((b) above), we shall pay finder 5% of the total consideration paid to us or 5% of the total consideration paid by us to a third party; or (iii) upon the completion of a joint venture ((c) above), we shall pay finder an amount equal to 5% of that portion of the venture contributed by the party. Under the agreement, we agree to reimburse finder for reasonable out of pocket expenses incurred during its activities effectuating this agreement. We have the right, without any liability to the finder, to terminate discussions for the financing, purchasing or venture involving us for any reason. The agreement has a term of twelve months, subject to early termination by us (providing there is thirty days notice).

In August 1999, we entered into an employment agreement with Tom Ross, Executive Vice President and Entertainment Division Chief CDKnet, LLC. The agreement provides that Mr. Ross shall receive: (A) an annual salary of $100,000, (B) a right to a bonus determined annually by the Management Committee, in its sole discretion and (C) a stock option to purchase up to 1,000,000 shares of common stock in CDKnet.com with an exercise price per share of $1.00. The options may be exercised in multiples of five thousand shares and will vest as follows:
150,000 upon execution of the agreement, and 150,000 shares every six months from the Commencement Date of the agreement; and 62,500 shares during the term when our revenues reach $5 million, $10 million, $20 million and $30 million. All of the options will vest immediately if: (1) this agreement is terminated without cause; (2) upon the sale of all or substantially all of the assets of the Company or 50% or more of the equity interests in us; or (3) if any third party obtains the right to control our Management Committee. Mr. Ross may exercise up to 50% of the options outstanding (up to an aggregate of 500,000) at any time by converting such options into common stock.

The agreement provides for a two year term and may be terminated upon notice by us, with or without "cause.". Mr. Ross is given the right to terminate the agreement for "good reason.". If the agreement is terminated by us without cause or by Mr. Ross for good cause, we must pay Mr. Ross his monthly salary multiplied by the number of months remaining until the end of the agreement's two year term, plus all of the outstanding but not vested options shall vest. If he resigns or is terminated for cause, our obligations under the contract will cease (options terminate 90 days from such resignation or termination).

ValueFlash.com Incorporated
---------------------------

The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2000, to the executive officers of our subsidiary,
ValueFlash.com:

                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------

                                           Annual Compensation(1)                         Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                                       Securities
                                                                Other                    Under-                All Other
                                                               Annual     Restricted     lying                 Compen-
         Name And                                              Compen-       Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus      sation     Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi               FY00             75,000         0       8,400            0    1,500,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur                 FY00             50,000         0       9,100            0    1,000,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Robert Reeves               FY00             36,474         0       1,500            0      250,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly            FY00             41,667         0      33,950            0      300,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00             62,500         0       --               0    1,000,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz          FY00              --            0       --               0      750,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern             FY00             41,667         0      10,000            0      300,000          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

---------------

1 In fiscal 2001, each of the named officers are to receive salary compensation as follows:

         Shai Bar-Lavi                   $180,000
         Michael W. Jolly                $100,000
         Russell A. Kern                 $120,000
         Tom Ross                        $150,000
         Shlomo Shur                     $120,000
         Steven A. Horowitz              $   --
         Robert Reeves                   $160,000

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                     Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                            Options/SARs             In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------
Shai Bar-Lavi                   1,250,000              18.29%               $1.50               1/27/05
                                  250,000               3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur                       750,000              10.98%               $1.50               1/27/05
                                  250,000               3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves                     250,000               3.66%               $1.50                4/9/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz                750,000              10.98%               $1.50               1/27/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly                  300,000               4.39%               $1.35               1/13/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross                        1,000,000              14.63%               $1.35               1/13/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern                   300,000               4.39%               $1.35               1/13/05
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael Vasinkevich (1)         1,250,000              18.29%               $1.50               1/27/05
-------------------------- ------------------ --------------------- -------------------- -------------------

--------------------------
(1) Effective October 16, 2000, Mr. Vasinkevich resigned as a director of ValueFlash.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

-------------------------- -------------- -------------- ------------------- -------------------

                                                             Number Of
                                                              Securities           Value Of
                                                             Underlying          Unexercised
                              Shares                        Unexercised        In-The-Money
                             Acquired                      Options/SARs         Options/SARs
                                 On            Value      At FY-End (#)       At FY-End ($)
                             Exercise        Realized       Exercisable/        Exercisable/
    Name                         (#)             ($)      Unexercisable        Unexercisable
      (a)                        (b)             (c)               (d)              (e)
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------
Shai Bar-Lavi                     0              0        1,250,000/250,000               0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Shlomo Shur                       0              0         750,000/250,000                0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Robert Reeves                     0              0             0/250,000                  0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Steven A. Horowitz                0              0           750,000/0                    0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Michael W. Jolly                  0              0            0/300,000                   0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Russell A. Kern                   0              0            0/300,000                   0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Tom Ross                          0              0          1,000,000/0                   0
-------------------------- -------------- -------------- ------------------- -------------------

-------------------



2.    COMPENSATION OF DIRECTORS

None of our directors were compensated in fiscal year 2000 for their services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          SECURITY OWNERSHIP OF CERTAIN NON-MANAGEMENT BENEFICIAL OWNERS

A. CDKnet.com, Inc.
-------------------

The following are our non-management, beneficial owners of more than 5 percent of the outstanding shares amount of our common stock, $.001 par value, as of October 25, 2000:

Name and Address of                    Amount and Nature            Percent of
Beneficial Stockholder                 of Beneficial Ownership      Class (1)(2)
----------------------                 -----------------------      ------------

Alvin Pock(3)                              1,352,546                    6.54%
320 Bay Drive
Massapqua, NY  11758

The Target Group Fund Ltd.(4)              1,500,000                    6.56%
c/o George Sandhu
The International Investment Group
17 State Street, 18th Floor
New York, New York 10004

Erno and Rachel Bodek                      3,000,000                   14.05%
c/o Victoria Sales Corporation
541 West 21st Street
New York, New York 10011

Caldwell Capital Corp.                     1,500,000                    6.56%
505 Northern Blvd.
Suite 308
Great Neck, New York 11021

Beneficial Owners as a group (5)           8,852,546                   33.46%
--------------------------------
Notes to table of non-management beneficial shareholders

(1) There were 21,348,178 shares of common stock outstanding as of October 25, 2000.

(2) Except as described in footnote (5) below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes.

(3) Mr. Pock is a former affiliate of CDKnet.com by virtue of his role as a principal of Kelley Music & Entertainment Co. He is also the father-in-law of Michael Jolly, a consultant for business development to CDKnet.com and the Executive Vice President of the Entertainment Group of ValueFlash.

(4) Represents shares issuable upon the conversion of 750,000 shares of our Series A Preferred Stock to common stock at $.50 per share.

(5) As set forth in this table, there are 4 individuals or entities who are not members of our management each of whom individually owns 5% or more of our common stock. In addition to these individuals, there is a large group of individuals who may constitute beneficial owners of our common stock pursuant to the terms of a Stockholders Agreement dated May 7, 1998. Under the Stockholder's Agreement, its 35 signatories are required to vote their respective shares of stock identified in the Agreement as a class under certain circumstances. The names of the 35 signatories and their respective ownership interests are incorporated by reference in Exhibit 99.1 of this document. As a result, the signatories as a group may constitute beneficial owners of our common stock although only a few individually owns more than 5% of our common stock. The voting and certain other provisions of the Stockholders Agreement have been rescinded by 16 of the signatories to the Shareholders Agreement. We believe it is the position of the signatories to the Stockholders Agreement that they do not constitute a "group" as such term is defined under Rule 13(d)(3) promulgated under the Securities Exchange Act of 1934, as amended. The rescindment will not become effective until all 35 shareholders execute the Stockholders' Agreement. Further, under the terms of the Agreement, it will terminate upon our filing an effective initial public offering with the Commission. We consider our Form 10-SB, as amended, filed on October 7, 1999 (File No. 0-27587) which became effective on December 7, 1999, to be an initial public offering. Therefore, we believe that the Agreement terminated on its own terms on December 7, 1999.

B. ValueFlash.com Incorporated
------------------------------

The following are our non-management, beneficial owners of more than 5 percent of the outstanding shares of the common stock, $.01 par value, of our subsidiary, ValueFlash as of October 25, 2000:

Name and Address of                    Amount and Nature            Percent of
Beneficial Stockholder                 of Beneficial Ownership      Class (1)(2)
----------------------                 -----------------------      ------------

AMRO, International, S.A.                   450,000(3)                  6.66%
c/o Ultra Finanz AG
Grossmuenstsplatz 6
Zurich, CH - 8022
Switzerland

Mabcrown, Inc.                              750,000(4)                 10.56%
c/o Ultra Finanz AG
Grossmuensterplatz 26
Zurich CH-8022, Switzerland

Incentive Management Co.                    750,000(5)                 10.56%
541 West 21st Street
New York, New York  10011

Beneficial Owners as a Group              1,950,000                     26%
------------------------------------------
Notes to table of non-management beneficial shareholders

(1) There were 6,600,000 shares of ValueFlash common stock outstanding as of October 25, 2000. CDKNET.com, Inc. owns 5,000,000 (75.76%) shares of ValueFlash common stock in addition to 3,500,000 options to purchase common stock at $1.50 per share, expiring January 28, 2005.

(2) The individuals or entities named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes.

(3) Includes 150,000 options to purchase ValueFlash common stock at $2.00, expiring January 28, 2005.

(4) Includes 250,000 options to purchase ValueFlash common stock at $2.00, expiring on November 22, 2000.

(5) Includes warrants to purchase up to 500,000 shares of ValueFlash common stock at $2.00 per share, expiring on July 18, 2001.

                        SECURITY OWNERSHIP OF MANAGEMENT
                        --------------------------------

A. CDKnet.com, Inc.
-------------------

The following table sets forth information with respect to the share ownership of our common stock, $.001 par value, by our officers and directors, both individually and as a group, and by the record and/or beneficial owners of more than 5 percent of the outstanding amount of such stock as of October 25, 2000:


                SHARES OF COMMON STOCK OWNED BENEFICIALLY AND OF
                              RECORD BY MANAGEMENT


Name and Address          Amount and Nature         Percent of
of Beneficial Owner       of Beneficial Ownership   Class(1)(2)
-------------------       -----------------------   ----------

Steven A. Horowitz              2,520,496(3)         11.39%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Andrew J. Schenker                113,306(4)          *
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Anthony J. Bonomo                  50,000(5)          *
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Shai Bar-Lavi                   1,500,000(6)          5.58%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Shlomo Shur                       500,000(11)         2.31%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Israel Hersh                       25,000(7)          *
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Michael W. Jolly                  216,667(8)          1.01%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Russell A. Kern                   216,667(8)          1.01%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Tom Ross                          700,000(9)          3.20%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Don Hegarty                        25,000(12)         *
c/o 250 West 57th Street
Suite 1101
New York, NY  10019


All officers and directors      5,867,136(10)        23.09%
as a group (10 persons)

---------------------------------------
Notes to table of beneficial shareholders

*Denotes less than 1%

(1) There were 21,348,178 shares of common stock outstanding as of October 25, 2000. This table does not include options to purchase 10,000 shares of our common stock under our 1998 Equity Incentive Plan held by Mr. Keith Fredericks, formerly our Sr. Vice President of Software Development and Chief Technical Officer. Mr. Fredericks resigned effective December 17, 1999.

(2) Except for the limitations set forth in the Stockholders Agreement dated May 7, 1998, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes. See Exhibit 4.2.

(3) This table includes 28,571 two-year Warrants to purchase common stock. Mr. Horowitz is our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary. This figure does not include 150,000 warrants issued to Horowitz, Mencher, Klosowski & Nestler P.C., a law firm formerly controlled by Mr. Horowitz, in connection with a loan and loan extension. On January 11, 2000, Mr. Horowitz was granted 750,000 options expiring on January 11, 2010 to purchase shares of our common stock at $0.75 per share. This table also includes those options.

(4) This table includes options to purchase 50,000 shares of our common stock under the Plan. Mr. Schenker is one of our directors.

(5) This table includes options to purchase 50,000 shares of our common stock under the Plan. Mr. Bonomo is one of our directors.

(6) This table includes warrants to purchase 750,000 shares and options to purchase 500,000 shares of our common stock under the Plan. Mr. Bar-Lavi is Chief Executive Officer of CDKnet, LLC and Chief Executive Officer and chairman of ValueFlash.com Incorporated.

(7) This table includes options to purchase 25,000 shares of our common stock under the Plan.

(8) This table includes options to purchase 216,667 shares of our common stock under the Plan. Mr. Kern is Executive Vice President and Marketing Director of ValueFlash.com Incorporated and a Consultant for Marketing to CDKnet, LLC. Mr. Jolly is Executive Vice President and Sales Director of ValueFlash.com Incorporated and a Consultant for Business Development to CDKnet, LLC.

(9) This table includes options to purchase 700,000 shares of our common stock pursuant to his employment agreement. Mr. Ross is President of the ValueFlash's Entertainment Group and a consultant for entertainment to CDKnet, LLC.

(10) Includes all stock options to purchase 3,283,334 shares of common stock and 778,571 Warrants owned by officers and directors.

(11) Includes 500,000 options to purchase common stock at $1.00 per share under the Plan.

(12) Includes 25,000 options to purchase common stock at $1.00 per share under the Plan.

B. ValueFlash.com Incorporated
------------------------------

The following are the holdings of the outstanding shares of the common stock, $.01 par value, of our subsidiary, ValueFlash, by its officers and directors as of October 25, 2000:


                                                    Percent of
Name and Address          Amount and Nature         Class
of Beneficial Owner       of Beneficial Ownership   Owned(1)(2)
-------------------       -----------------------   -----------

Steven A. Horowitz                750,000(3)         10.20%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Shai Bar-Lavi                   1,300,500(4)         16.59%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Shlomo Shur                       812,500(5)         10.96%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Robert Reeves                      50,000(6)         0.752%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Michael Jolly                      75,000(7)          1.12%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Russell Kern                       75,000(7)          1.12%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

Tom Ross                        1,000,000(8)         13.16%
1480 San Reno Drive
Pacific Palisades, CA 90272

CDKNET.com, Inc.                8,500,000(9)         84.16%
c/o 250 West 57th Street
Suite 1101
New York, NY  10019

All Officers and Directors
as a group (5 persons)         14,287,500            91.22%
-----------------------------
Notes to table of beneficial shareholders

(1) There were 6,600,000 shares of ValueFlash common stock outstanding as of October 25, 2000. This table includes CDKnet.com's ownership interest in ValueFlash comprising 5,000,000 shares of ValueFlash common stock and 3,500,000 options to purchase ValueFlash common stock at $1.50 per share expiring on January 28, 2005. CDKnet.com's ownership interest represents 75.76% of ValueFlash's issued and outstanding stock.

(2) The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and notes.

(3) Includes 750,000 options to purchase ValueFlash common stock at $1.50 per share expiring on January 27, 2005.

(4) Includes 1,300,500 options to purchase ValueFlash common stock at $1.50 per share expiring on January 27, 2005.

(5) Includes 812,500 options to purchase ValueFlash common stock at $1.50 per share expiring on January 27, 2005.

(6) Includes 50,000 options to purchase ValueFlash common stock at $1.50 per share expiring on April 9, 2005.

(7) Includes 75,000 options to purchase ValueFlash common stock at $1.35 per share expiring on January 27, 2005.

(8) Includes 1,000,000 options to purchase ValueFlash common stock at $1.35 per share expiring on January 27, 2005.

(9) Includes 3,500,000 options to purchase common stock at $1.50 per share expiring on January 13, 2005.


2.    INDEBTEDNESS OF MANAGEMENT

No member of our management is or has been indebted to us. No director or executive officer is personally liable for repayment of amounts advanced any financing received by us.

3.    PROMOTERS

In June 1999, we entered into a Finders Agreement with Shai Bar-Lavi and Frederick E. Smithline to introduce us one or more targets who may be interested in certain business relationships with our company. For further discussion of this agreement, see "Executive Compensation - Employment Agreements."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

We have incorporated by reference from our registration statement on Form SB-2, dated August 1, 2000 (File No. 333-93277), the list of our transactions with management and others. The following are additional transactions with such persons, including securities that we have issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:

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

         o During the years ended June 30, 2000 and 1999 legal services of $300,000 and $168,000, respectively, were provided by firms (the "Firms") in which our CEO and principal stockholder is the managing partner. Further, the Firm provided office space and accounting services for which no fees were paid. During the year ended June 30, 2000 and 1999 we recorded an expense of $47,000 for such services. In fiscal 1999, we entered into a $150,000 demand loan with the Firm at an interest rate of 11% and issued 150,000 stock warrants at $.66 exercisable through October 1, 2003. The detachable warrants with a fair value of $42,000 were accounted for as additional interest cost with a credit to paid-in capital. In fiscal 2000, the firm received $77,000 as finder's fees for equity raised during fiscal 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Amendment No. 1 to the report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                           Date:  October 30, 2000


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                 Chairman, Chief Executive
                                 Officer, Chief Financial
/s/ Steven A. Horowitz            Officer and Secretary            October 30, 2000
---------------------------      -------------------------        ------------------
    Steven A. Horowitz                    (Title)                       (Date)



/s/ Andrew J. Schenker                   Director                  October 30, 2000
---------------------------      -------------------------        ------------------
    Andrew J. Schenker                    (Title)                       (Date)



/s/ Anthony J. Bonomo                    Director                  October 30, 2000
---------------------------      -------------------------        ------------------
    Anthony J. Bonomo                     (Title)                       (Date)

