Form 10QSB
period 2000-09-30
CDKNET COM INC
filed 2000-11-14
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2000.

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



                              250 West 57th Street
                                   Suite 1101
                            New York, New York 10019
                                 (212) 547-6050
                                 WWW.CDKNET.COM
                                 WWW.VFLASH.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)


          400 Garden City Plaza, Suite 202, Garden City, New York 11530
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)




Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: November 13, 2000      21,427,783
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

Part II. Other Information.

1.       Legal Proceedings ..........................................    II-1

2.       Changes in Securities ......................................    II-1

3.       Defaults Upon Senior Securities ............................    II-2

4.       Submission of Matters to a Vote of Security Holders ........    II-2

5.       Other Information ..........................................    II-2

6.       Exhibits and Reports on Form 8-K ...........................    II-2

Signatures ..........................................................    II-3

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                                        Page
                                                                                        ----
Financial Statements

      Consolidated Balance Sheet at September 30, 2000 (unaudited)                        F-1

      Consolidated Statements of Operations for the three months ended
         September 30, 2000 and 1999 (unaudited)                                          F-2

      Consolidated Statements of Cash Flows for the three months
         ended September 30, 2000 and 1999 (unaudited)                                    F-3

      Notes to Consolidated Financial Statements                                          F-4

                                 CDKNET.COM, INC. and Subsidiaries
                                     CONSOLIDATED BALANCE SHEET
                                            (Unaudited)
                                                                                     September 30,
                                                                                          2000
                                                                                      ------------
                                               ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                             $    286,000
  Accounts receivable                                                                      480,000
  Inventory                                                                                164,000
  Prepaid expenses and other current assets                                                 55,000
                                                                                      ------------
          Total current assets                                                             985,000

NOTES RECEIVABLE                                                                           255,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $339,000                             771,000

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
    less accumulated amortization of $3,258,000                                          3,883,000

INTANGIBLE ASSETS, less accumulated amortization of $796,000                               576,000

SOFTWARE DEVELOPMENT, less accumulated amortization of $62,000                             375,000

OTHER ASSETS                                                                               393,000
                                                                                      ------------
                                                                                      $  7,238,000
                                                                                      ============
                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                                $  1,547,000
  Deferred Revenue                                                                       1,305,000
  Due to related parties                                                                    86,000
  Current portion of long-term debt and capitalized lease obligations                       69,000
                                                                                      ------------
          Total current liabilities                                                      3,007,000
LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                                   123,000
SUBORDINATED CONVERTIBLE DEBENTURES                                                        240,000
MINORITY INTEREST                                                                                0
OTHER LIABILITIES                                                                           78,000
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,450,000 shares outstanding (states value $1,500,000)             1,229,000
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 21,321,831; shares issued and outstanding                             2,000
  Additional paid in capital                                                            21,119,000
  Accumulated deficit                                                                  (16,562,000)
  Unearned compensation expense                                                         (1,998,000)
                                                                                      ------------
                                                                                         3,790,000
                                                                                      ------------
                                                                                      $  7,238,000
                                                                                      ============
The accompanying notes are an integral part of this statement.

                                                F-1

                               CDKNET.COM, INC. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)


                                                          Three months           Three months
                                                              ended                 ended
                                                          September 30,          September 30,
                                                              2000                   1999
                                                           -----------            -----------
Net revenues                                              $  1,848,000           $     24,000
Cost of revenues                                             1,085,000                 15,000
                                                           -----------            -----------
          Gross profit (loss)                                  763,000                  9,000

Selling, general and administrative expenses                 2,357,000                687,000
Depreciation and amortization                                  541,000                484,000
                                                           -----------            -----------
          Loss from operations                              (2,135,000)            (1,162,000)

Other income and (expense)
    Interest income                                              4,000
    Interest expense, including interest                        (8,000)               (27,000)
      relating to beneficial conversion and
      debt discount in 1999
    Equity share of affiliated company's loss                 (200,000)
    Minority interest in loss of subsidiary                    211,000
                                                           -----------            -----------
          NET LOSS                                        ($ 2,128,000)          ($ 1,189,000)
                                                           ===========            ===========
Preferred Dividend                                              28,000
                                                           -----------            -----------
Net Loss to common Stockholders'                          ($ 2,156,000)          ($ 1,189,000)
                                                           ===========            ===========
Basic and diluted earnings (loss) per share               ($      0.10)          ($      0.08)
                                                           ===========            ===========
Weighted-average shares outstanding-
    basic and diluted                                       21,258,120             14,274,175
                                                           ===========            ===========

The accompanying notes are an integral part of this statement.

                                             F-2

                                      CDKNET.COM, INC. and Subsidiaries
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                      Three months ended    Three months ended
                                                                         September 30,         September 30,
                                                                             2000                   1999
                                                                          -----------           -----------
Cash flows from operating activities
  Net loss before preferred dividends                                     $(2,156,000)          $(1,189,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                             541,000               483,000
    Amortization of debt discount                                                                     3,000
    Compensation related to stock option plan                                  35,000               124,000
    Common stock and stock warrants issued for services                        84,000               168,000
    Common stock issued in lieu of cash interest
    Minority interest in loss of consolidated subsidiary                     (211,000)
    Equity share of affiliated company's loss                                 200,000
    Changes in assets and liabilities
      Accounts receivable                                                     (74,000)               (5,000)
      Inventory                                                               166,000
      Due from officer                                                                               62,000
      Prepaid expenses and
          other current assets                                                 16,000                 5,000
      Notes Receivable                                                                             (146,000)
      Accounts payable and accrued expense                                    386,000                (5,000)
      Due to related party                                                    (20,000)
      Deferred Revenue                                                        418,000
                                                                          -----------           -----------
          Net cash used in operating activities                              (615,000)             (500,000)
                                                                          -----------           -----------
Cash flows from investing activities
    Purchase of furniture and equipment                                      (148,000)              (10,000)
    Investment in affiliate                                                  (470,000)
    Software development                                                     (114,000)
    Other liabilities                                                          38,000
    Other assets                                                               34,000
                                                                          -----------           -----------
          Net cash used in investing activities                              (660,000)              (10,000)
                                                                          -----------           -----------
Cash flows from financing activities
    Proceeds from notes payable
    Repayment of notes payable                                                                       (6,000)
    Proceeds from subordinated convertible debentures
    Deferred financing costs
    Principal payments on capitalized lease of obligations                    (17,000)              (17,000)
    Proceeds from issuance of common stock                                                          310,000
    Proceeds from exercise of stock warrants                                                         12,000
    Minority interest                                                         137,000
    Equity in ValueFlash                                                      406,000
                                                                          -----------           -----------
          Net cash provided by financing activities                           526,000               299,000
                                                                          -----------           -----------
          NET INCREASE (DECREASE) IN CASH                                    (749,000)             (211,000)
Cash at beginning of period                                                 1,035,000               231,000
                                                                          -----------           -----------
Cash at end of period                                                     $   286,000           $    20,000


The accompanying notes are an integral part of this statement.

                                                    F-4

                                      CDKNET.COM, INC. and Subsidiaries
                              CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                                 (Unaudited)
                                                                      Three months ended    Three months ended
                                                                         September 30,         September 30,
                                                                             2000                   1999
                                                                          -----------           -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                          $     8,000           $     4,000

Noncash investing and financing transactions:

    Stock issued upon conversion of subordinated debentures                    17,000

    Stock issued upon conversion of preferred stock                            50,000

    Preferred dividends                                                        28,000







The accompanying notes are an integral part of this statement.


                                                     F-5

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended September 30, 2000 and 1999 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's June 30, 2000 Form 10-KSB.

The operating results for the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2000 the Company executed the following summarized equity transactions:

     o The Company converted $15,000 of 6% convertible debentures and $50,000 in preferred stock and dividends in arrears into 26,841 and 79,605 shares of common stock, respectively.

     o The Company's majority owned subsidiary (ValueFlash) sold 275,000 shares of common stock for $550,000. Such shares included one-year warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share.

     o In July, ValueFlash issued five year warrants to purchase 2,500,000 shares of common stock at an exercise price of $1.50 per share. Such warrants are performance based and are unearned as of September 30, 2000.

     o A service agreement under which 120,000 ValueFlash warrants were issued at an exercise price of $.50 per share was amended. As a result, there are now 240,000 warrants at an exercise price of $1.50 per share and no warrants outstanding at $.50 per share.


NOTE 3.  AGENCY AND MARKETING AGREEMENTS

In accordance with the agency agreement, ValueFlash acquired approximately 20% of ValueFlash Japan for $470,000 in July.


NOTE 4.  SUBSEQUENT EVENTS

In October 2000, $350,000 was advanced from Dan Roc Limited Partnership to the
Company which is due on demand.   Definitive terms of the loan are being
negotiated.

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

We have also developed "VFlash(TM)," a software based communication module which we are distributing through our subsidiary, ValueFlash. VFlash provides a real time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application. Our subsidiary, CDKnet, LLC, initially developed the VFlash(TM) product. The VFlash(TM) product was transferred to ValueFlash in January 2000 for further development, production, marketing and distribution. VFlash(TM) will be distributed by multimedia CDs that will be produced by CDKnet, LLC and by downloads from the Internet.

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

In March 2000, the first VFlash(TM) messenger application was launched. In the subsequent months, marketing alliances and/or contracts with Atlantic Records, Impiric (formerly Wunderman Cato Johnson), J. Walter Thompson, RCA Records, Blockbuster, NBC, EMI Christian Music Group and Artemis Records have been announced.

We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific CD's and the sale of custom CD's, most resources have been directed to developing and marketing the VFlash(TM) product in accordance with our fiscal 2000 operating plan. We anticipate that VFlash(TM) will be a major factor in our future revenue and business growth. We expect our revenue growth to be generated from international licensing agreements, hosting fees, advertising commissions and e-commerce revenue splits related to the VFlash(TM) product.

Significant expenditures have been incurred and will continue to be required for marketing and advertising the product and to build the infrastructure to support it.

From a marketing standpoint, we continue to: (1) maintain corporate and ValueFlash Web sites which solicit feedback from potential clients; (2) appear at relevant trade shows and seminars; and (3) retain a public relations firm to service corporate announcements to the press. In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs, MixFactory custom CD services, and the VFlash(TM) desktop, direct marketing application and communications module.

Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

We receive funds from product sales and services. We also continue to rely on our ability to raise money through equity financing to fund our business endeavors. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, and Gameplayer 2.0 and our new E-commerce facility MixFactory.com(TM), and VFlash(TM).

We have had success at recent financing efforts although we have had a history of operating losses that raised doubts about our ability to continue operations. We raised $3 million from the sale of our common stock in the year ended June 30, 2000. We also successfully raised $2.5 million in private financings through our subsidiary, ValueFlash.com, Inc. through June 30, 2000. During the period July 1, 2000 to September 30, 2000, we raised additional capital of $550,000 for ValueFlash.

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

As of November 13, 2000, we had 21,427,783 shares of common stock issued and outstanding.

Recent Developments
-------------------

Stock Dividend

On April 12, 2000, we announced our intention to issue a stock dividend based upon 10% of our holdings in our subsidiary, ValueFlash, subject to registration and underwriter approval prior to distribution. Our board of directors is committed to issuing such a dividend, pending underwriter approval.

Stock Issuance

In July and August 2000 ValueFlash sold 275,000 shares of common stock for $550,000 through private equity sales.

Agreements

In July 2000, ValueFlash acquired a 20% interest in ValueFlash Japan Ltd. for $470,000.

Results of Operations - Quarter ended September 30, 2000
                        compared to Quarter ended September 30, 1999
--------------------------------------------------------------------

During the quarter ended September 30, 2000, we incurred a net loss of $2.1 million on revenues of $1.8 million compared to a net loss of $1.2 million on revenues of $24,000 in the quarter ended September 30, 1999. Revenues in the quarter ended September 30, 2000 included primarily ValueFlash international licensing fees and advertising revenues. Additionally, revenues from the sale of multimedia CDs increased from recent historical levels.

The cost of revenues for the quarter ended September 30, 2000 was $1.1 million compared to $15,000 for the quarter ended September 30, 1999. The increased costs are directly related to the increase in revenues noted above.

For the quarter ended September 30, 2000, we expensed approximately $136,000 on research and development compared to $108,000 during the quarter ended September 30, 1999. Our research and development costs for the quarter ended September 30, 2000 reflect expenditures for the continued development of V-Flash, enhancements to our core technology and further product development.

For the quarter ended September 30, 2000, other operating expenses were $2.9 million compared to $1.2 million during the year ended September 30, 1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2000, we had $286,000 in cash and cash equivalents. Our principal commitments are $240,000 in Subordinated Convertible Debentures and $123,000 in long-term debt and operating and capital lease obligations. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources.

Our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the quarter ended September 30, 2000, $550,000 has been raised from the sale of ValueFlash.com, Inc. common stock through private equity sales to outside investors. We do not maintain credit facilities with any financial institutions. Future financings will be necessary to fund our operations in the form of additional debt and equity transactions. There can be no assurances that we will be able to secure sufficient funding to continue executing our operating plan, but management believes that we will be able to secure sufficient financing for operations for the next twelve months.

Net cash used by operating activities equaled $615,000 for the quarter ended September 30, 2000, compared to net cash used in operating activities of $500,000 for the quarter ended September 30, 1999. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

Net cash used in investing activities was $660,000 for the quarter ended September 30, 2000, compared to $10,000 in the prior quarterly period. Net cash used in investing activities in each of these periods was due to the purchases of furniture and equipment. Additionally, in fiscal quarter ended September 30, 2000, we spent $114,000 on software development, mostly on the VFlash product, and $470,000 on an investment in VFlash Japan.

Net cash from financing activities was $526,000 for the quarter ended September 30, 2000, compared to $299,000 for the quarter ended September 30, 1999. Cash provided by financing activities resulted from proceeds from the sale of ValueFlash common stock and minority interest sale.

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

                           PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           We have incorporated by reference from our Form 10-KSB, dated October 16, 2000 (File No. 0-27587), and amended on October 27, 2000, legal proceedings against us which have been settled.



Item 2.    Changes in Securities
           ---------------------

           None

           SB-2 Filings
           ------------

           On March 17, 2000, we filed an Amendment to our Registration Statement on Form SB-2 (File No. 333-93277) with the Commission under the Securities Act of 1933 registering 7,610,578 shares of our common stock: (1) for sale by investors who purchased 1,505,522 shares of our common stock in private placements by us, (2) issuable upon the exercise of options to purchase 1,250,000 shares of our common stock, (3) issuable upon exercise of warrants to purchase 1,855,056 shares of our common stock, and (4) 2,500,000 shares of our common stock issuable upon the conversion of preferred stock. On March 27, 2000, that registration statement was declared effective. It was amended on August 1, 2000 by our SB-2 (File No. 333-42696).

           On August 1, 2000, we filed a Registration Statement on Form SB-2 (File No. 333-42696) with the Commission under the Securities Act of 1933 registering 1,540,000 shares of our common stock: for sale by investors who purchased 780,000 shares of common stock in private placements by us, and (2) issuable upon the exercise of options to purchase 760,000 shares of our common stock. That Registration Statement has not been declared effective.

           Recent Sales of Unregistered Securities
           ---------------------------------------

           We have incorporated by reference from our Form 10-KSB, dated October 16, 2000 (File No. 0-27587), and amended on October 27, 2000, the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

     o On November 3, 2000, we issued 79,605 shares of our common stock to the Target Group pursuant to the conversion by the Target Group of 50,000 shares of our Series A Preferred Stock which we originally issued to Casa di Cura Polispecialistica Dr. Pederzoli S.P.A. in October, 1999 and which was subsequently transferred to the Target Group. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

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




Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

           (a)  Exhibits
                --------
                Exhibit 27. Financial Disclosure Schedule.

           (b)  Forms 8-K
                ---------
                No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: November 14, 2000                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary