Form 10QSB
period 2000-12-31
CDKNET COM INC
filed 2001-02-14
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 2000.

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

                         Commission file number 0-27587


                                CDKNET.COM, INC.
        -----------------------------------------------------------------
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

                                      N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: February 12, 2001      37,293,486(1)
                             ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

(1) Includes 7,894,737 subscribed but unfunded shares of common stock.

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

Part II. Other Information.

1.       Legal Proceedings ..........................................    II-1

2.       Changes in Securities ......................................    II-1

3.       Defaults Upon Senior Securities ............................    II-4

4.       Submission of Matters to a Vote of Security Holders ........    II-4

5.       Other Information ..........................................    II-4

6.       Exhibits and Reports on Form 8-K ...........................    II-4

Signatures ..........................................................    II-5

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                                        Page
                                                                                        ----
Financial Statements

      Consolidated Balance Sheet at December 31, 2000 (unaudited)                         F-1

      Consolidated Statements of Operations for the three months and six
         months ended December 31, 2000 and 1999 (unaudited)                              F-2

      Consolidated Statements of Cash Flows for the six months ended
         December 31, 2000 and 1999 (unaudited)                                           F-3

      Notes to Consolidated Financial Statements                                          F-5

                                 CDKNET.COM, INC. and Subsidiaries
                                     CONSOLIDATED BALANCE SHEET
                                            (Unaudited)
                                                                                  December 31,
                                                                                      2000
                                                                                  ------------
                                            ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                         $    195,000
  Accounts receivable                                                                  589,000
  Prepaid expenses and other current assets                                             14,000
                                                                                  ------------
          Total current assets                                                         798,000

NOTES RECEIVABLE                                                                       255,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $392,000                         745,000

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
    less accumulated amortization of $3,615,000                                      3,526,000

INTANGIBLE ASSETS, less accumulated amortization of $864,000                           508,000

SOFTWARE DEVELOPMENT, less accumulated amortization of $132,000                        335,000

OTHER ASSETS                                                                           404,000

                                                                                  ------------

                                                                                  $  6,571,000
                                                                                  ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                            $  2,043,000
  Deferred revenue                                                                     596,000
  Due to related parties                                                               124,000
  Demand notes payable to related parties                                              450,000
  Current portion of long-term debt and capitalized lease obligations                   69,000
                                                                                  ------------

          Total current liabilities                                                  3,282,000

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                               106,000
SUBORDINATED CONVERTIBLE DEBENTURES                                                    240,000
MINORITY INTEREST                                                                            0
OTHER LIABILITIES                                                                       93,000
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,450,000 shares outstanding (stated value $1,450,000)        1,236,000
  Common stock - par value $.0001, per share; authorized
    40,000,000 shares; 36,164,625 shares issued and outstanding                          4,000
  Additional paid in capital                                                        23,979,000
  Common stock subscription receivable                                              (2,300,000)
  Accumulated deficit                                                              (18,373,000)
  Unearned compensation expense                                                     (1,696,000)
                                                                                  ------------
                                                                                     2,850,000
                                                                                  ------------

                                                                                  $  6,571,000
                                                                                  ============

The accompanying notes are an integral part of this statement.

                                       F-1

                               CDKNET.COM, INC. and Subsidiaries
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                                         Three months ended December 31,      Six months ended December 31,
                                                         ------------------------------      ------------------------------
                                                             2000              1999              2000              1999
                                                         ------------      ------------      ------------      ------------
Net revenues                                             $  2,204,000      $     17,000      $  4,052,000      $     40,000
Cost of revenues                                            1,259,000            23,000         2,344,000            38,000
                                                         ------------      ------------      ------------      ------------
          Gross profit                                        945,000            (6,000)        1,708,000             2,000

Selling, general and administrative expenses                2,021,000         1,129,000         4,378,000         1,815,000
Depreciation and amortization                                 548,000           459,000         1,089,000           942,000
                                                         ------------      ------------      ------------      ------------
          Loss from operations                             (1,624,000)       (1,594,000)       (3,759,000)       (2,755,000)

Other expense
    Interest income                                             2,000             3,000             6,000             3,000
    Interest expense, including interest relating to          (67,000)          (37,000)          (75,000)          (65,000)
      beneficial conversion and debt discount
    Equity share of affiliated company's losses              (100,000)                           (300,000)
    Minority interest in loss of subsidiary                         0                             211,000
                                                         ------------      ------------      ------------      ------------
          NET LOSS                                       ($ 1,789,000)     ($ 1,628,000)     ($ 3,917,000)     ($ 2,817,000)
                                                         ============      ============      ============      ============

Preferred dividend                                             21,000                 0            49,000
                                                         ------------      ------------      ------------      ------------
Net Loss to common stockholders                          ($ 1,810,000)     ($ 1,628,000)     ($ 3,966,000)     ($ 2,817,000)
                                                         ============      ============      ============      ============
Basic and diluted earnings (loss) per common share       ($      0.08)     ($      0.10)     ($      0.18)     ($      0.19)
                                                         ============      ============      ============      ============
Weighted-average shares outstanding-
    basic and diluted                                      22,085,678        16,085,979        21,709,743        15,216,376
                                                         ============      ============      ============      ============


The accompanying notes are an integral part of this statement.

                                       F-2

                                      CDKNET.COM, INC. and Subsidiaries
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                       Six months ended December 31,
                                                                       ----------------------------
                                                                              2000             1999
                                                                       -----------      -----------
Cash flows from operating activities
  Net loss                                                              (3,917,000)      (2,817,000)
  Adjustments to reconcile net loss to net
     cash used in operating activities
    Depreciation and amortization                                        1,089,000          971,000
    Compensation related to stock option plan and donated services          65,000          124,000
    Minority interest in loss of consolidated subsidary                   (211,000)
    Equity share of affiliated company's loss                              300,000
    Common stock and stock warrants issued for services                    389,000          278,000
    Common stock issued in lieu of cash interest                            47,000
    Changes in assets and liabilities
      Accounts receivable                                                 (183,000)          (9,000)
      Due from officer                                                                       12,000
      Inventory                                                            330,000
      Prepaid expenses and other current assets                             57,000           (8,000)
      Accounts payable and accrued expenses                                882,000          147,000
      Due to related party                                                  18,000
      Deferred revenue                                                    (291,000)
                                                                       -----------      -----------
          Net cash used in operating activities                         (1,425,000)      (1,302,000)
                                                                       -----------      -----------
Cash flows from investing activities
    Purchase of furniture and equipment                                   (175,000)         (64,000)
    Investment in affiliate                                               (470,000)
    Software development                                                  (144,000)
    Other liabilities                                                       53,000
    Other assets                                                          (145,000)
                                                                       -----------      -----------
          Net cash used in investing activities                           (881,000)         (64,000)
                                                                       -----------      -----------
Cash flows from financing activities
    Proceeds from demand notes payable                                     700,000
    Repayment of demand notes payable                                     (250,000)
    Principal payments on capitalized lease of obligations                 (34,000)         (32,000)
    Proceeds from issuance of common stock                                 500,000        1,314,000
    Minority interest                                                      140,000
    Equity in ValueFlash                                                   410,000
                                                                       -----------      -----------
          Net cash provided by financing activities                      1,466,000        1,282,000
                                                                       -----------      -----------
          NET INCREASE (DECREASE) IN CASH                                 (840,000)         (84,000)
Cash at beginning of period                                              1,035,000          231,000
                                                                       -----------      -----------
Cash at end of period                                                  $   195,000      $   147,000

The accompanying notes are an integral part of this statement.

                                       F-3

                                      CDKNET.COM, INC. and Subsidiaries
                              CONSOLIDATED STATEMENTS OF CASH FLOWS(continued)
                                                 (Unaudited)

                                                                       Six months ended December 31,
                                                                       ----------------------------
                                                                              2000             1999
                                                                       -----------      -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                             8,000            8,000
Noncash investing and financing transactions:
    Common stock and stock warrants issued for purchase                                     110,000
        of fixed assets
    Common stock and stock warrants issued for financing                                    105,000
       Costs and services
    Common stock issued upon conversion of subordinated
       debentures                                                           17,000
    Common stock issued upon conversion of preferred
       stock                                                                50,000


























The accompanying notes are an integral part of this statement.


                                       F-4

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations for the three month and six month periods ended December 31, 2000 and 1999 and cash flows for the six month periods ended December 31, 2000 and 1999 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 2000.

The operating results for the three months and six months ended December 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. DEMAND NOTES

During the three months ended December 31, 2000, the Company's majority owned subsidiary ValueFlash.com, Inc. ("ValueFlash"), entered into the following loans (the "Demand Notes"):

         $250,000 from Dan Roc Limited Partnership ("Dan Roc"), a Company stockholder, on October 10th,
         $100,000 from Mr. Steven Horowitz, the Company's Chief Executive
              Officer, on November 14th, and
         $250,000 from Mr. Steven Horowitz on December 14th.

         Additionally, on October 31st Mr. Horowitz loaned the Company $100,000 which the Company then loaned to ValueFlash.

All loans were payable on demand, accrued interest at 10% and were secured by certain assets of ValueFlash and the Company. The funds were used to fund the working capital needs of the Company and its subsidiaries, primarily ValueFlash.

As of December 31, 2000 Mr. Horowitz's $250,000 loan was repaid. All remaining demand notes were repaid during January 2001.

NOTE 3. SUBSCRIPTION AGREEMENT

On December 15, 2000 the Company entered into a Subscription Agreement ("Subscription Agreement") with a Japanese investor, Mr. Masaki Hashimoto (the "Subscriber"). Mr.Hashimoto is the Chief Executive Officer of ValueFlash Japan, an international franchisee of ValueFlash. The Subscriber agreed to purchase 14,736,842 shares of the Company's common stock at the price of nineteen cents per share, the closing price of the Company's stock on December 15th, for an aggregate $2,800,000 investment. Payments were to be made as follows:

  o  $500,000 on or before December 20, 2000,
  o  $500,000 on or before January  10, 2001,
  o  $300,000 on or before January 30, 2001, and
  o  $150,000 on the 15th and last day of each month from February to June 2001.

To date, all payments have been received on or before the due dates.

According to the Subscription Agreement all funds received by the Company are to be invested in ValueFlash. ValueFlash has thus far used the funds to repay the Demand Notes and to fund working capital.

Shares issued under the Subscription Agreement are unregistered. The Company has agreed to file a registration statement with the Securities and Exchange Commission to register all the shares issued under the Subscription Agreement no later than September 30, 2001 provided that all payments due are made on a timely basis.

In the event that the Subscriber fails to make timely payments, the Company has the right, exercisable within thirty days of such failure, to terminate the Subscription Agreement. The Company also has the right, at any time through September 30, 2001, to repurchase in part or in whole and from time to time the shares delivered to the Subscriber for the repurchase price of the lower of nineteen cents per share or the market price of the Company's stock at the time of the repurchase.


NOTE 4.  STOCKHOLDERS' EQUITY

During the six months ended December 31, 2000 the Company executed the following summarized equity transactions:

     o The Company converted $15,000 of 6% convertible debentures and $50,000 in preferred stock and dividends in arrears into 26,347 and 79,605 shares of common stock, respectively.

     o ValueFlash sold 275,000 shares of common stock for $550,000. Such shares included one-year warrants to purchase 500,000 shares of common stock at an exercise price of $2.00 per share.

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

     o In November, in conjunction with loans made and contemplated future loans to the Company and ValueFlash, the Company irrevocably assigned to Mr. Steven Horowitz and Dan Roc 800,000 and 200,000 options, respectively, to purchase common stock of ValueFlash at an exercise price of $1.50 per share expiring January 27, 2005.

NOTE 5.  AGENCY AND MARKETING AGREEMENTS

In accordance with the agency agreement, ValueFlash acquired approximately 20% of ValueFlash Japan for $470,000 in July.

In December, the Company signed one new agency agreement ("Vflash Singapore") and terminated an existing agreement ("Vflash Hong Kong"). The combined future minimum payments to the Company under all current agency agreements at December 31, 2000 are as follows:

                           $2,000,000 for 2001
                            3,000,000 for 2002
                            4,500,000 for 2003
                            5,500,000 for 2004
                            7,000,000 for 2005 and each year thereafter

Existing agency agreements now cover Hong Kong, Taiwan, China, Japan, Korea, North Asia, Australia, New Zealand, the Middle East (excluding Israel), North Africa and the Indian sub-continent. Under the terms of the new agency agreement, ValueFlash will issue 500,000 common shares for a 20% share in Vflash Singapore


NOTE 6.  SUBSEQUENT EVENTS

Subsequent to December 31, 2000 the Company issued the following to certain officers and directors of the Company and its subsidiaries:

         200,000 shares of common stock to Anthony Bonomo and Andrew Schenker,
              Directors of the Company,
         200,000 five-year options to purchase the Company's common stock at $0.20 per share Anthony Bonomo and Andrew Schenker, Directors of the Company,
         750,000 two-year options to purchase the Company's common stock at $0.20 per share to Steven Horowitz, Chairman and Chief Executive of the Company,
         800,000 two-year options to purchase the Company's common stock at $0.50 per share to Steven Horowitz, Chairman and Chief Executive of the Company, and
         2,400,000 two-year options to purchase the Company's common stock at $0.16 per share to Shai Bar-Lavi, Shlomo Shur, Robert Reeves, Thomas Ross, Yaron Ben Horin, Mary Benjamin, Russell Kern, Michael Jolly, Glenn Morris employees of ValueFlash and other unspecified employees (at management's discretion) of the Company and its subsidiaries.

All of the above options are exercisable immediately and 3,400,000 options contain cashless exercise provisions.

The Company issued the following to consultants for services rendered or to be rendered:

         500,000 shares of common stock to Boru Enterprises, 250,000 six-month options to purchase the Company's common stock at
              $0.20 per share, exercisable immediately and containing cashless exercise provisions to Steven Wildstein.
         500,000 two-year options to purchase the Company's common stock at $0.16 per share, exercisable immediately and containing cashless exercise provisions to Kaoru Mashino, and
         100,000 two-year options to purchase the Company's common stock at $0.16 per share, exercisable immediately and containing cashless exercise provisions to Arcadia Marketing, Inc.

The Company issued 200,000 two-year options to purchase the Company's common stock at $0.50 per share, exercisable immediately and containing cashless exercise provions, related to recent financings provided to Dan Roc.

In January, the Company converted $60,000 of 6% convertible debentures into 428,861 shares of common stock which were issued to Spiga Limited.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive online, direct marketing communication, and multimedia compact disc industry and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

Overview
--------

CDKnet.com, Inc. (the "Company") is an Internet holding company incorporated in the State of Delaware. The Company has two subsidiaries through which it conducts its business: (1) ValueFlash.com, Incorporated, a Delaware corporation, and (2) CDKnet, LLC, a New York limited liability company.

The Company has developed "VFlash(TM)," a software based communication module which the Company distributes through its subsidiary, ValueFlash. VFlash provides a real time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application. The Company's subsidiary, CDKnet, LLC, initially developed the VFlash(TM) product. The VFlash(TM) product was transferred to ValueFlash in January 2000 for further development, production, marketing and distribution. VFlash(TM) is distributed by multimedia CDs that are produced by CDKnet, LLC and by downloads from the Internet.


The Company has also developed a multimedia technology, called CDK(TM), which integrates audio, video and Internet connectivity on a standard compact disc. This technology enables users to create their own personalized compact discs simply by visiting a Website. These custom compact discs play audio and display videos on a full-screen, using high-quality videos and digital technology. The custom compact discs also include software applications and targeted Web links.


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

In March 2000, the first VFlash(TM) messenger application was launched. ValueFlash has marketing alliances and/or contracts with Atlantic Records, Impiric (formerly Wunderman Cato Johnson), J. Walter Thompson, RCA Records, Blockbuster, NBC, EMI Christian Music Group and Artemis Records.

The Company has a limited operating history. While historically it has generated revenues primarily from development and use fees for client specific compact discs and the sale of custom compact discs, most resources have been directed to developing and marketing the VFlash(TM) product in accordance with the Company's fiscal 2001 operating plan. The Company anticipates that VFlash(TM) will be a major factor in its future revenue and business growth. The Company expects its revenue growth to be generated from international licensing agreements, hosting fees, advertising commissions and e-commerce revenue related to the VFlash(TM) product.

Significant expenditures have been incurred and will continue to be required for marketing and advertising the product and to build the infrastructure to support it.

From a marketing standpoint, the Company will continue to: (1) maintain corporate and ValueFlash Web sites which solicit feedback from potential clients; (2) appear at relevant trade shows and seminars; and (3) retain a public relations firm to service corporate announcements to the press. In the near term, The Company will continue to focus on generating revenue from the sale of client-specific CDKs, MixFactory custom compact disc services, and the VFlash(TM) desktop, direct marketing application and communications module.

The Company's current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

The Company receives funds from product sales and services. It also continues to rely on its ability to raise money through equity financing to fund its business endeavors. To date, the Company has focused its funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, and Gameplayer 2.0 and its new E-commerce facility MixFactory.com(TM), and VFlash(TM).

The Company has had success at recent financing efforts although it has had a history of operating losses that raised doubts about its ability to continue operations. During the three months ended December 31, 2000 it was necessary for the Company to borrow money to fund working capital needs. In a series of loans (the "Demand Notes), the Company and ValueFlash borrowed $700,000 from Mr. Steven Horowitz, the Company's Chairman and Chief Executive Officer and Dan Roc Limited Partnership, a Company stockholder. These loans were payable on demand, accrue interest at 10% and were secured by certain assets of the Company and ValueFlash. On December 15, 2000, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Mr. Misaki Hashimoto who agreed to purchase up to 14,736,842 shares of the Company's common stock at $0.19 per share, for a total of up to $2,800,000, in the following installments: (i) on or before December 20, 2000, $500,000; (ii) on or before January 10, 2001, $500,000; (iii) on or before January 30, 2001, $300,000; (iv) on or before February 15, 2001, $150,000; (v) on or before February 28, 2001, $150,000; (vi)
on or before March 15, 2001, $150,000; (vii) on or before March 30, 2001, $150,000; (viii) on or before April 15, 2001, $150,000; (ix) on or before April 30, $150,000; (x) on or before May 15, 2001, $150,000; (xi) on or before May 30,
2001, $150,000; (xii) on or before June 15, 2001, $150,000; and (xiii) on or before June 30, 2001, $150,000. Mr. Hashimoto is the Chief Executive Officer of ValueFlash Japan, an international franchisee of the Company's subsidiary, ValueFlash.com, Inc., (in which ValueFlash retains a 20% interest).

The Company issued 6,842,103 shares of its common stock for $1,300,000 in December 2000 and in January 2001 to Mr. Misaki Hashimoto pursuant to the Subscription Agreement dated December 15, 2000 between the parties, as described above. The proceeds have and will be used to repay the Demand Notes and fund working capital.

The Company raised $550,000 in private financings through its subsidiary, ValueFlash, during the six months ended December 31, 2000.

The Company will continue to explore various financings including private placements and debt financings.

If the Company is unable to obtain significant additional financing or otherwise obtain working capital to fund its operations, it may be obliged to seek protection of the bankruptcy courts. Its current and former independent certified public accountants added an emphasis paragraph to their report on its consolidated financial statements as of June 30, 2000 and 1999 and for each of the years then ended, relating to factors that cast substantial doubt about its ability to continue as a going concern. The factors cited by them include the following: (1) continued losses; (2) use of significant cash in operations, and
(3) lack of sufficient funds to execute our business plan.

As of February 12, 2001, the Company had 37,293,486 shares of common stock issued and outstanding, including common stock subscribed of 7,894,737 shares and unfunded as of February 12, 2001.

Stock Dividend

On April 12, 2000, the Company announced its intention to issue a stock dividend based upon 10% of its holdings in its subsidiary, ValueFlash, subject to registration and underwriter approval prior to distribution. The Company's board of directors is committed to issuing such a dividend, pending underwriter approval.

Results of Operations - Three months ended December 31, 2000 compared to three months ended December 31, 1999
------------------------------------------------------------------------------

During the quarter ended December 31, 2000, the Company incurred a net loss of $1,789,000 on revenues of $2,204,000 compared to a net loss of $1,628,000 on revenues of $17,000 in the quarter ended December 31, 1999. Revenues in the quarter ended December 31, 2000 included primarily ValueFlash international licensing fees, advertising and multimedia CD sales revenues.

The cost of revenues for the quarter ended December 31, 2000 was $1,259,000 compared to $23,000 for the quarter ended December 31, 1999. The increased costs are directly related to the increase in revenues noted above.

For the quarter ended December 31, 2000, we expensed approximately $71,000 on research and development compared to $119,000 during the quarter ended December 31, 1999. Our research and development costs for the quarter ended December 31, 2000 reflect expenditures for the continued development of V-Flash, enhancements to our core technology and further product development.

For the quarter ended December 31, 2000, other operating expenses were $2,569,000 compared to $1,588,000 during the year ended December 31, 1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred. The largest increase in expenses was in compensation expense which increased $369,000 or 92% in the three months ended December 31,2000 compared to the same period in 1999, as the number of employees have increased from 17 at December 31, 1999 to 36 At December 31, 2000.

Results of Operations - Six months ended December 31,2000 compared to six months ended December 31, 1999
--------------------------------------------------------------------------------

During the six months ended December 31, 2000, the Company incurred a net loss of $3,917,000 on revenues of $4,052,000 compared to a net loss of $2,817,000 on revenues of $40,000 for the six months ended December 31, 1999. Revenues for the six months ended December 31, 2000 included primarily ValueFlash international licensing fees, advertising and multimedia CD sales revenues.

The cost of revenues for the six months ended December 31, 2000 was $2,344,000 compared to $38,000 for the six months ended December 31, 1999. The increased costs are directly related to the increase in revenues notes above.

For the six months ended December 31, 2000, the Company expensed approximately $207,000 on research and development compared to $227,000 during the six months ended December 31, 1999. Our research and development costs for the six months ended Decmeber 31, 2000 reflect expenditures for the continued development of V-Flash, enhancements to our core technology and further product development.

For the six months ended December 31, 2000, other operating expenses were $5,467,000 compared to $2,757,000 for the six months ended December 31, 1999 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred. The largest increase in expenses was in compensation expense which increased $810,000 or 116% in the six months ended December 31,2000 compared to the same period in 1999, as the number of employees have increased from 17 at December 31, 1999 to 36 At December 31, 2000.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2000, we had $195,000 in cash and cash equivalents. Our principal commitments are $240,000 in Subordinated Convertible Debentures and $175,000 in long-term debt and operating and capital lease obligations, and $450,000 in Demand Notes and $2,043,000 in Accounts Payable and accrued expenses. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources.

Our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the six months ended December 31, 2000, $550,000 has been raised from the sale of ValueFlash common stock through private equity sales to outside investors, $500,000 from the sale of the Company's common stock related to the Subscription Agreement and $700,000 in financing from the Demand Notes. We do not maintain credit facilities with any financial institutions. Future financings will be necessary to fund our operations in the form of additional debt and equity transactions. There can be no assurances that we will be able to secure sufficient funding to continue executing our operating plan, but management believes that we will be able to secure sufficient financing for operations for the next twelve months.

Net cash used by operating activities equaled $1,425,000 for the six months ended December 31, 2000, compared to net cash used in operating activities of $1,302,000 for the six months ended December 31, 1999. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

Net cash used in investing activities was $881,000 for the six months ended December 31, 2000, compared to $64,000 in the prior year's six month period. Net cash used in investing activities in each of these periods was due to the purchases of furniture and equipment. Additionally, in the six month period ended December 31, 2000, we spent $144,000 on software development, mostly on the VFlash product, and $470,000 on an investment in VFlash Japan.

Net cash from financing activities was $1,466,000 for the six months ended December 31, 2000, compared to $1,282,000 for the six months ended December 31, 1999. Cash provided by financing activities resulted from proceeds from the sale of the Company's and ValueFlash common stock and minority interest sale and net proceeds from the Demand Notes.

The proceeds from these financing activities have been and will be used to (i) continue our ongoing operations, (ii) to further develop our CDK(TM), VFlash, Gameplayer, and MixFactory.com(TM) product lines, and (iii) repay our debt.

Factors Affecting Future Results
--------------------------------

The Company does not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this quarterly report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. The Company's actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of its internal estimate of revenue and operating expense levels. The Company will face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve its business plan.

                           PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           The Company has incorporated by reference from its Form 10-KSB, dated October 16, 2000 (File No. 0-27587), and amended on October 27, 2000, legal proceedings against it which have been settled.



Item 2.    Changes in Securities
           ---------------------

           None

           SB-2 Filings
           ------------

           On March 17, 2000, the Company filed an Amendment to its Registration Statement on Form SB-2 (File No. 333-93277) with the Commission under the Securities Act of 1933 registering 7,610,578 shares of its common stock: (1) for sale by investors who purchased 1,505,522 shares of the Company's common stock in private placements by it, (2) issuable upon the exercise of options to purchase 1,250,000 shares of the Company's common stock, (3) issuable upon exercise of warrants to purchase 1,855,056 shares of the Company's common stock, and (4) 2,500,000 shares of the Company's common stock issuable upon the conversion of preferred stock. On March 27, 2000, that registration statement was declared effective. It was amended on August 1, 2000, pursuant to rule 429, by the Company's SB-2 (File No. 333-42696).

           On August 1, 2000, the Company filed a Registration Statement on Form SB-2 (File No. 333-42696) with the Commission under the Securities Act of 1933 registering 1,540,000 shares of its common stock: for sale by investors who purchased 780,000 shares of common stock in private placements by the Company, and (2) issuable upon the exercise of options to purchase 760,000 shares of the Company's common stock. That Registration Statement has not been declared effective.

           Recent Sales of Unregistered Securities
           ---------------------------------------

           The Company has incorporated by reference from its Form 10-QSB, dated November 14, 2000 (File No. 0-27587), the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

     o 2,400,000 two-year options to purchase the Company's common stock at $0.16 per share to Shai Bar-Lavi, Shlomo Shur, Robert Reeves, Thomas Ross, Yaron Ben Horin, Mary Benjamin, Russell Kern, Michael Jolly, Glenn Morris employees of ValueFlash and other unspecified employees (at management's discretion) of the Company and its subsidiaries on February 9, 2001. The Company agreed to issue the options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 500,000 two-year options to purchase the Company's common stock at $0.16 per share, exercisable immediately and containing cashless exercise provisions to Kaoru Mashino on February 9, 2001. The Company agreed to issue the options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 100,000 two-year options to purchase the Company's common stock at $0.16 per share, exercisable immediately and containing cashless exercise provisions to Arcadia Marketing, Inc. on February 9, 2001. The Company agreed to issue the options to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 500,000 shares of the Company's common stock which it agreed to issue to Boru Enterprises, for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated February 7, 2001. The Company agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the options for investment purposes.

     o 238,385 shares of the Company's common stock to Spiga Limited on January 16, 2001 in connection with the conversion of $35,000 of 6% debentures. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 190,476 shares of the Company's common stock to Spiga Limited on January 11, 2001 in connection with the conversion of $25,000 of 6% debentures. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 250,000 6-month options to Steven Wildstein on January 9, 2001 to purchase the Company's common stock at $.20 per share. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 750,000 two-year warrants to Steven A. Horowitz, one of the Company's officers and directors, on January 9, 2001 to purchase its common stock at $.20 per share. The Company issued the warrants to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 100,000 five-year options to Anthony Bonomo, one of the Company's directors, on January 9, 2001 to purchase its common stock at $.20 per share. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 100,000 five-year options to Andrew Schenker, one of the Company's directors, on January 9, 2001 to purchase its common stock at $.20 per share. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o The Company agreed to issue 100,000 common shares to Andrew Schenker, one of its directors, on January 9, 2001. The Company agreed to issue the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o The Company agreed to issue 100,000 common shares to Anthony Bonomo, one of its directors, on January 9, 2001. The Company agreed to issue the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o 2,631,579 shares of the Company's common stock on December 20, 2000, another 2,631,579 shares on January 16, 2001 and 1,578,947 on February 6, 2001, representing the first three of thirteen tranches to purchase its common stock pursuant to a Subscription Agreement dated December 20, 2000, with Mr. Misaki Hashimoto. Pursuant to the Agreement, Mr. Hashimoto is to purchase up to 14,736,842 shares of the Company's common stock at $0.19 per share, for a total of up to $2,800,000, in the following installments: (i) on or before December 20, 2000, $500,000; (ii) on or before January 10, 2001, $500,000; (iii) on or before January 30, 2001, $300,000; (iv) on or before February 15, 2001, $150,000; (v) on or before February 28, 2001, $150,000; (vi) on or before March 15, 2001, $150,000; (vii) on or before March 30, 2001, $150,000; (viii) on or before April 15, 2001, $150,000; (ix) on or before April 30, 2001, $150,000; (x) on or before May 15, 2001,
         $150,000; (xi) on or before May 30, 2001, $150,000; (xii) on or before
         June 15, 2001, $150,000; and (xiii) on or before June 30, 2001,
         $150,000. Mr. Hashimoto is the Chief Executive Officer of ValueFlash Japan, an international franchisee of the Company's subsidiary, ValueFlash (in which our subsidiary retains a 20% interest). The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

     o On October 10, 2000, the Company entered into a series of agreements with Steven A. Horowitz, the Company's Chairman, Chief Executive Officer, Chief Financial Officer and Secretary and Dan Roc Limited Partnership, one of its stockholders, a principal of which is a close personal friend of Mr. Horowitz's, in connection with short-term loans to both the Company's subsidiary, ValueFlash and to the Company, by Mr. Horowitz and Dan Roc totaling $700,000. Those loans were represented in the form of promissory notes dated October 10, 2000, October 31, 2001, November 14, 2001 and December 14, 2001 and were secured by our assets and the assets of ValueFlash. In connection with the loan transactions, the Company assigned to Dan Roc the Company's options to purchase 200,000 shares of ValueFlash common stock at an exercise price of $1.50 per share and assigned to Mr. Horowitz the Company's options to purchase 800,000 shares of ValueFlash common stock at an exercise price of $1.50 per share. Also in connection with the loan transaction, the Company issued to Dan Roc two year options to purchase 200,000 shares of its common stock at an exercise price of $.50 per share and issued to Mr. Horowitz two-year options to purchase 800,000 shares of its common stock at an exercise price of $.50 per share. The loans have been entirely repaid. The Company assigned and issued the options to Mr. Horowitz and Dan Roc in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchasers are accredited investors who purchased the options for investment purposes.

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------
              Exhibit 27. Financial Disclosure Schedule.

         (b)  Forms 8-K
              ---------
              No reports on Form 8-K were filed during the quarter ended December 31, 2000. However, on January 17, 2001, the Company filed a report on Form 8-K disclosing that the Company entered into a Subscription Agreement with Mr. Misaki Hashimoto to purchase up to 14,736,842 shares of the Compnay's common stock at $0.19 per share, for a total of up to $2,800,000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: February 14, 2001                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary