Form 10QSB
period 2001-03-31
CDKNET COM INC
filed 2001-05-21
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2001.

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


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: May 15, 2001           32,697,975
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

6.       Exhibits and Reports on Form 8-K ...........................    II-4

Signatures ..........................................................    II-5

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                                        Page
                                                                                        ----
Financial Statements

      Consolidated Balance Sheet at March 31, 2001 (unaudited)                            F-1

      Consolidated Statements of Operations for the three months and nine
         months ended March 31, 2001 and 2000 (unaudited)                                 F-2

      Consolidated Statements of Cash Flows for the nine months ended
         March 31, 2001 and 2000 (unaudited)                                              F-3

      Notes to Consolidated Financial Statements                                          F-5

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                                        March 31,
                                                                                             2001
                                                                                     ------------
                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                            $    242,000
  Accounts receivable                                                                     801,000
  Due From Related Party                                                                   10,000
  Prepaid expenses and other current assets                                                88,000
                                                                                     ------------
          Total current assets                                                          1,141,000

NOTES RECEIVABLE                                                                          255,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $447,000                            699,000

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED,
    less accumulated amortization of $3,972,000                                         3,169,000

INTANGIBLE ASSETS, less accumulated amortization of $933,000                              439,000

SOFTWARE DEVELOPMENT, less accumulated amortization of $202,000                           265,000

OTHER ASSETS                                                                              288,000

                                                                                     ------------
                                                                                     $  6,256,000
                                                                                     ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                               $  1,963,000
  Deferred revenue                                                                        200,000
  Due to related parties                                                                  124,000
  Current portion of long-term debt and capitalized lease obligations                     186,000
                                                                                     ------------
          Total current liabilities                                                     2,473,000

LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                                  472,000
SUBORDINATED CONVERTIBLE DEBENTURES                                                       165,000
MINORITY INTEREST                                                                          94,000
OTHER LIABILITIES                                                                          95,000
COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; $1,450,000 shares outstanding (stated value $1,500,000)           1,242,000
  Common stock - par value $.0001, per share; authorized
    40,000,000 shares; 32,697,975 shares issued and outstanding                             3,000
  Additional paid in capital                                                           23,471,000
  Common stock subscription receivable                                                   (150,000)
  Accumulated deficit                                                                 (20,208,000)
  Unearned compensation expense                                                        (1,401,000)
                                                                                     ------------
                                                                                        2,957,000
                                                                                     ------------
                                                                                     $  6,256,000
                                                                                     ============

The accompanying notes are an integral part of this statement.

                   CDKNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                             Three months ended March 31,             Nine months ended March 31,

                                                                   2001                2000                2001                2000
                                                           ------------        ------------        ------------        ------------
Net revenues                                               $    939,000        $     43,000        $  4,991,000        $     83,000
Cost of revenues                                                 36,000              41,000           2,380,000              79,000
                                                           ------------        ------------        ------------        ------------
          Gross profit                                          903,000               2,000           2,611,000               4,000

Selling, general and administrative expenses                  2,023,000           2,138,000           6,400,000           3,954,000
Depreciation and amortization                                   550,000             468,000           1,639,000           1,410,000
                                                           ------------        ------------        ------------        ------------
          Loss from operations                               (1,670,000)         (2,604,000)         (5,428,000)         (5,360,000)

Other expense
    Interest income                                               1,000              11,000               7,000              14,000
    Interest expense, including interest relating to            (92,000)             (9,000)           (167,000)            (73,000)
      beneficial conversion and debt discount
    Equity share of affiliated company's losses                (100,000)                               (400,000)
    Minority interest in loss of subsidiary                      31,000             197,000             241,000             197,000
                                                           ------------        ------------        ------------        ------------
          NET LOSS                                         ($ 1,830,000)       ($ 2,405,000)       ($ 5,747,000)       ($ 5,222,000)
                                                           ============        ============        ============        ============
Preferred dividend                                               21,000                                  70,000
                                                           ------------        ------------        ------------        ------------
Net Loss to common stockholders                            ($ 1,851,000)       ($ 2,405,000)       ($ 5,817,000)       ($ 5,222,000)
                                                           ============        ============        ============        ============
Basic and diluted earnings (loss) per share                ($      0.06)       ($      0.13)       ($      0.24)       ($      0.31)
                                                           ============        ============        ============        ============
Weighted-average shares outstanding-
    basic and diluted                                        28,996,410          19,214,875          24,389,448          16,821,909
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine months ended March 31,
                                                                                2001               2000
                                                                         -----------        -----------
Cash flows from operating activities
  Net loss                                                                (5,747,000)        (5,222,000)
  Adjustments to reconcile net loss to net
     cash used in operating activities
    Depreciation and amortization                                          1,639,000          1,410,000
    Compensation related to stock option plan and donated services            98,000            124,000
    Minority interest in loss of consolidated subsidary                     (241,000)          (197,000)
    Equity share of affiliated company's loss                                400,000
    Common stock and stock warrants issued for services                      891,000            778,000
    Common stock issued in lieu of cash interest                             127,000
    Changes in assets and liabilities
      Accounts receivable                                                   (395,000)           (45,000)
      Notes Receivable                                                                         (251,000)
      Due from officer                                                       (10,000)
      Inventory                                                              330,000
      Prepaid expenses and other current assets                              (18,000)           (31,000)
      Accounts payable and accrued expenses                                  800,000            333,000
      Due to related party                                                    18,000
      Deferred Revenue                                                      (687,000)
                                                                         -----------        -----------
          Net cash used in operating activities                           (2,795,000)        (3,101,000)
                                                                         -----------        -----------
Cash flows from investing activities
    Purchase of furniture and equipment                                     (184,000)          (303,000)
    Investment in affiliate                                                 (470,000)
    Software development                                                    (144,000)
    Other liabilities                                                         56,000
    Other assets                                                              (5,000)           (45,000)
                                                                         -----------        -----------
          Net cash used in investing activities                             (747,000)          (348,000)
                                                                         -----------        -----------
Cash flows from financing activities
    Proceeds from demand notes payable                                       700,000
    Repayment of demand notes payable                                       (700,000)
    Principal payments on capitalized lease of obligations                   (51,000)          (129,000)
    Proceeds from loans payable                                              500,000
    Proceeds from issuance of common stock                                 1,750,000          3,004,000
    Minority interest                                                        140,000            550,000
    Equity in ValueFlash                                                     410,000          2,201,000
    Preferred Dividends                                                                          (8,000)
                                                                         -----------        -----------
          Net cash provided by financing activities                        2,749,000          5,618,000
                                                                         -----------        -----------
          NET INCREASE (DECREASE) IN CASH                                   (793,000)         2,169,000
Cash at beginning of period                                                1,035,000            231,000
                                                                         -----------        -----------
Cash at end of period                                                    $   242,000        $ 2,400,000
                                                                         ===========        ===========

                     CDKNET.COM, INC. AND SUBSIDIARIES

                                                                           Nine months ended March 31,
                                                                                2001               2000
                                                                         -----------        -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for Interest                                  11,000             12,000
Noncash investing and financing transactions:
    Common stock and stock warrants issued for purchase
        of fixed assets                                                                         110,000
    Issuance of stock upon conversion of subordinated debentures             102,000
    Common stock and stock warrants issued for financing
       Costs and services                                                                       105,000
    Common stock issued upon conversion of preferred stock                    50,000
    Common stock issued pursuant to joint venture agreement                  125,000





The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations for the three month and nine month periods ended March 31, 2001 and 2000 and cash flows for the nine month periods ended March 31, 2001 and 2000 have been included. It is suggested that these interim statements be read in conjunction with the financial statements and related notes included in the Company's Form 10-KSB for the year ended June 30, 2000.

The operating results for the three months and nine months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3. SUBSCRIPTION AGREEMENT

On December 15, 2000 the Company entered into a Subscription Agreement ("Subscription Agreement") with a Japanese investor (the "Subscriber") who is the Chief Executive Officer of ValueFlash Japan, an international franchisee of ValueFlash. The Subscriber agreed to purchase 14,736,842 shares of the Company's common stock at the price of nineteen cents per share, the closing price of the Company's stock on December 15th, for an aggregate $2,800,000 investment. Payments were to be made as follows:

  o  $500,000 on or before December 20, 2000,
  o  $500,000 on or before January  10, 2001,
  o  $300,000 on or before January 30, 2001, and
  o  $150,000 on the 15th and last day of each month from February to June 2001.

In accordance with the Subscription Agreement all funds received by the Company have been invested in ValueFlash. ValueFlash has thus far used the funds to repay the Demand Notes and to fund working capital.

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

To date, Mr. Hashimoto has subscribed for 10,000,000 shares, valued at $1,900,000. He does not intend to subscribe for any additional shares.


NOTE 4.  LOAN

ValueFlash entered into a Loan Agreement on February 26, 2001 with Elbit Ltd. whereby Elbit will lend ValueFlash up to $2,000,000. ValueFlash received the first installment of $500,000 during March 2001 and an additional $250,000 was received during April 2001. Additional amounts will be loaned in such amounts as will meet ValueFlash's working capital requirements. The loan bears interest at the LIBOR rate plus 1% interest. The loan including all accrued interest is due in four equal quarterly installments commencing March 1, 2002.


NOTE 5.  STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2001 the Company executed the following summarized equity transactions:

     o The Company converted $90,000 of 6% convertible debentures plus interest, and $50,000 in preferred stock and dividends in arrears into 596,539 and 79,605 shares of common stock, respectively.

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

NOTE 6.  AGENCY AND MARKETING AGREEMENTS

In accordance with the agency agreement, ValueFlash acquired approximately 20% of ValueFlash Japan for $470,000 in July. Such ownership percentage may change due to other stock issuances by ValueFlash Japan.

In December, ValueFlash signed one new agency agreement ("Vflash Singapore") and terminated an existing agreement ("Vflash Hong Kong").

The agreement gave Vflash Singapore the exclusive right to provide V-flash services to all clients located in its respective area. As part of a Joint Venture Agreement, ValueFlash owns an approximate 29% interest in the Joint Venture Company. In consideration for 20% of such interest, ValueFlash issued 500,000 common shares at $.25 per share to ValueFlash Corporation Pte Ltd. The Company's 29% ownership interest may change due to other stock issuances by the Joint Venture Company.

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


NOTE 7.  SUBSEQUENT EVENTS

On April 27, 2001, Mr. Steven Horowitz, the Company's Chairman and Chief Executive Officer loaned ValueFlash $100,000 to fund working capital requirements. The loan bears interest at 8% and is due in 2 years.

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

The Company has had success at recent financing efforts although it has had a history of operating losses that raised doubts about its ability to continue operations. On April 27, 2001, Mr. Steven Horowitz, the Company's Chairman and Chief Executive Officer loaned ValueFlash $100,000 to fund working capital requirements. The loan bears interest at 8% and is due in 2 years. During the three months ended December 31, 2000 it was necessary for the Company to borrow money to fund working capital needs. In a series of loans (the "Demand Notes), the Company and ValueFlash borrowed $700,000 from Mr. Horowitz, and Dan Roc Limited Partnership, a Company stockholder. These loans were payable on demand, accrue interest at 10% and were secured by certain assets of the Company and ValueFlash. On December 15, 2000, the Company entered into a Subscription Agreement (the "Subscription Agreement") with a Japanese investor who agreed to purchase up to 14,736,842 shares of the Company's common stock at $0.19 per share, for a total of up to $2,800,000, in the following installments: (i) on or before December 20, 2000, $500,000; (ii) on or before January 10, 2001, $500,000; (iii) on or before January 30, 2001, $300,000; (iv) on or before February 15, 2001, $150,000; (v) on or before February 28, 2001, $150,000; (vi)
on or before March 15, 2001, $150,000; (vii) on or before March 30, 2001, $150,000; (viii) on or before April 15, 2001, $150,000; (ix) on or before April 30, $150,000; (x) on or before May 15, 2001, $150,000; (xi) on or before May 30,
2001, $150,000; (xii) on or before June 15, 2001, $150,000; and (xiii) on or before June 30, 2001, $150,000. The Japanese investor is the Chief Executive Officer of ValueFlash Japan, an international franchisee of the Company's subsidiary, ValueFlash.com, Inc.

The Company issued 9,210,525 shares of its common stock for $1,750,000 through March 31, 2001 to the Japanese investor pursuant to the Subscription Agreement dated December 15, 2000 between the parties, as described above. The proceeds have and will be used to repay the Demand Notes and fund working capital.

In April, an additional 789,475 shares were issued for $150,000 pursuant to the Subscription Agreement.

To date, Mr. Hashimoto has subscribed for 10,000,000 shares, valued at $1,900,000. The March 31st installment was the last payment received by the Company under the Subscription Agreement. Mr. Hashimoto does not intend to subscribe for additional shares.

In February 2001, ValueFlash entered into a loan agreement with Elbit Ltd., whereby Elbit will lend ValueFlash up to $2,000,000. ValueFlash received the first $500,000 during March 2001 and an additional $250,000 was received in April 2001. Additional amounts will be loaned in such amounts as will meet ValueFlash's working capital requirements.

The Company raised $550,000 in private financings through its subsidiary, ValueFlash, during the nine months ended March 31, 2001.

The Company will continue to explore various financings including private placements and debt financings. The Company will also consider restructuring its operations and selling some of its assets to reduce its losses.

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

As of May 15, 2001, the Company had 32,697,975 shares of common stock issued and outstanding.

Stock Dividend

The Company has not issued a dividend to date.

Results of Operations - Three months ended March 31, 2001 compared to three months ended March 31, 2000
------------------------------------------------------------------------------

During the quarter ended March 31, 2001, the Company incurred a net loss of $1.8 million on revenues of $939,000 compared to a net loss of $2.4 million on revenues of $43,000 in the quarter ended March 31, 2000. Revenues in the quarter ended March 31, 2001 included primarily ValueFlash international licensing fees, revenues from marketing data and hosting fees.

The cost of revenues for the quarter ended March 31, 2001 was negligable due to the Revenue mix during the Quarter.

For the quarter ended March 31, 2001, we expensed approximately $18,000 on research and development compared to $257,000 during the quarter ended March 31, 2000. Our research and development costs for the quarter ended March 31, 2000 reflect expenditures for the development of V-Flash, enhancements to our core technology and further product development.

For the quarter ended March 31, 2001, other operating expenses were $2.6 million, the same as during the quarter ended March 31, 2000. During the quarter ended March 31, 2001 as compared to the same period in 2000, increases in compensation expense were offset by lower professional and consulting fees. The number of employees have increased from 31 at March 31, 2000 to 37 at March 31, 2001.

Results of Operations - Nine months ended March 31, 2001 compared to nine months ended March 31, 2000
--------------------------------------------------------------------------------

During the nine months ended March 31, 2001, the Company incurred a net loss of $5.7 million on revenues of $5 million compared to a net loss of $5.2 million on revenues of $83,000 for the nine months ended March 31, 2000. Revenues for the nine months ended March 31, 2001 included primarily ValueFlash international licensing fees, advertising, revenues from marketing data and multimedia CD sales revenues.

The cost of revenues for the nine months ended March 31, 2001 was $2.4 million compared to $79,000 for the nine months ended March 31, 2000. The increased costs are directly related to the increase in revenues notes above.

For the nine months ended March 31, 2001, the Company expensed approximately $225,000 on research and development compared to $484,000 during the nine months ended March 31, 2000. Our research and development costs for the nine months ended March 31, 2000 and primarily during the six months ended December 31, 2000 reflect expenditures for the development of V-Flash, enhancements to our core technology and further product development.

For the nine months ended March 31, 2001, other operating expenses were $8 million compared to $5.4 million for the nine months ended March 31, 2000 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred. The largest increase in expenses was in compensation expense which increased $1.2 million or 109% in the nine months ended March 31, 2001 compared to the same period in 2000, as the number of employees have increased from 31 at March 31, 2000 to 37 at March 31, 2001. At December 31, 1999, the number of employees was 17. The buildup in the number of employees occurs primarily in the quarter ended March 31, 2000. Higher professional and consulting expenses in the nine months ended March 31, 2001 also contributed to the overall operating expense increase.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2001, we had $242,000 in cash and cash equivalents. Our principal commitments are $165,000 in Subordinated Convertible Debentures and $658,000 in long-term debt and operating and capital lease obligations, and $1,963,000 in Accounts Payable and accrued expenses. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources.

Our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the nine months ended March 31, 2001, $550,000 has been raised from the sale of ValueFlash common stock through private equity sales to outside investors, $1,750,000 from the sale of the Company's common stock related to the Subscription Agreement and $500,000 in financing from the Elbit Loan. We do not maintain credit facilities with any financial institutions. Future financings will be necessary to fund our operations in the form of additional debt and equity transactions. There can be no assurances that we will be able to secure sufficient funding to continue executing our operating plan.

Net cash used in operating activities equaled $2.8 million for the nine months ended March 31, 2001, compared to net cash used in operating activities of $3.1 million for the nine months ended March 31, 2000. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

Net cash used in investing activities was $747,000 for the nine months ended March 31, 2001, compared to $348,000 in the prior year's nine month period. Net cash used in investing activities in each of these periods was due to the purchases of furniture and equipment. Additionally, in the nine month period ended March 31, 2001, we spent $144,000 on software development, mostly on the VFlash product, and $470,000 on an investment in VFlash Japan.

Net cash provided by financing activities was $2.7 million for the nine months ended March 31, 2001, compared to $5.6 million for the nine months ended March 31, 2000. Cash provided by financing activities resulted from proceeds from the sale of the Company's and ValueFlash common stock and minority interest sale and proceeds from loans.

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

           None

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

           Recent Sales of Unregistered Securities
           ---------------------------------------

           The Company has incorporated by reference from its Form 10-QSB, dated November 14, 2000 (File No. 0-27587) and its 10-QSB, dated February 14, 2001 (File No. 0-27587), the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

     o 1,578,947 shares of the Company's common stock on March 14, 2001 and another 1,578,947 shares on April 14, 2001, representing the fourth, fifth, sixth and seventh of thirteen tranches to purchase its common stock pursuant to a Subscription Agreement dated December 20, 2000, with Mr. Misaki Hashimoto.

     o 141,332 shares of the Company's common stock to Spiga Limited on February 16, 2001 in connection with the conversion of $15,000 of 6% debentures. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------
              None

         (b)  Forms 8-K
              ---------
              On January 17, 2001, the Company filed a report on Form 8-K disclosing that the Company entered into a Subscription Agreement with Mr. Misaki Hashimoto to purchase up to 14,736,842 shares of the Compnay's common stock at $0.19 per share, for a total of up to $2,800,000. To date, Mr. Hashimoto has subscribed for 10,000,000 shares valued at $1,900,000. He does not intend to subscribe for any additional shares.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: May 21, 2001                      /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary