Form 10KSB
period 2001-06-30
CDKNET COM INC
filed 2001-10-09
CIK 1095130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the year ended June 30, 2001
                              -------------

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ________________ to ________________

Commission file number:  0-27587
                        --------

                                CDKNET.COM, INC.
                                ----------------
                 (Name of small business issuer in its charter)

             Delaware                                    22-3586087
             --------                                    ----------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

   250 West 57th Street, Suite 1101
          New York, New York                                  10019
          ------------------                                  -----
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (212) 547-6050
                            --------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                         ------------------------------

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

Issuer's revenues for its most recent fiscal year.  $5,874,000.
                                                    ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price of such common equity, as of October 5, 2001 is $0.185.

As of October 5, 2001, there were 31,071,075 shares of common stock, $.0001 par value, outstanding.

Portions of the Definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 11, 2001 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No
================================================================================

                                CDKNET.COM, INC.

                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I
------

Item 1       Description of Business                                          1

Item 2       Description of Property                                         15

Item 3       Legal Proceedings                                               15

Part II
-------

Item 5       Market for Common Equity and Related Stockholder Matters        15

Item 6       Management's Discussion and Analysis of Financial Condition
             and Results of  Operations                                      17

Item 7       Financial Statements                                            21

Item 8       Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                        21

Part III
--------

Item 9       Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act               21

Item 10      Executive Compensation                                          21

Item 11      Security Ownership of Certain Beneficial Owners and Management  21

Item 12      Certain Relationships and Related Transactions                  21

Item 13      Exhibits and Reports on Form 8-K                                22

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS.

Our Company
-----------

            CDKnet.com, Inc. is an Internet holding company incorporated in the State of Delaware. Prior to June 2001, our business was conducted through our two subsidiaries: CDKnet, LLC and ValueFlash.com Incorporated. CDKnet, LLC provides proprietary convergence technology that links audio, video and the worldwide web on standard CDs. ValueFlash provided proprietary, non-intrusive, highly targeted e-messaging (which we called "Vflash(TM)") that enabled our clients to communicate directly with their customers on a real-time basis. On June 13, 2001, we consummated the sale of substantially all of the assets of ValueFlash to Elbit Limited (NASDAQ: ELBT) and its subsidiaries (collectively, "Elbit")for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness.

            Since June 2001, we have revised our business plan and now pursue two lines of business: (1) custom compact discs (CDs) through our subsidiary, CDKnet, LLC, and (2) financial services through the creation of new subsidiaries and private equity investments. On August 2, 2001, we formed Azure Capital Holdings, LLC ("Azure"), a fund and money management subsidiary, that will serve as the initial stage of our financial services line of business.

            Our audited financial statements for the period July 1, 2000 to June 30, 2001, reflect a net loss of $7,377,000 to common stockholders on net revenues of $5,874,000 compared to a net loss of $7,118,000 on revenues of $345,000 in the fiscal year ended June 30, 2001. Revenue generated from ValueFlash in fiscal 2001 and 2000 was $5,419,000 and $153,000, respectively. Since the sale of our interest in ValueFlash, we expect to have lower production costs and low overhead that will provide us with the means to be profitable in our remaining technology business while developing the new financial services elements of our business.

            As a result of the sale of ValueFlash, we were left with cash of approximately $3.0 million in cash and escrow receivables, under $200,000 in liabilities and a royalty producing licensing based from our CDK technology platforms.

            Our common stock, $.0001 par value, is quoted on the Over-the-Counter Bulletin Board. As of October 5, 2001, we had 31,071,075 shares of common stock issued and outstanding. Of these shares, 2,016,009 shares are restricted stock owned by our directors and key employees. The remaining 29,305,066 shares are owned by approximately 117 shareholders, 2 of whom we believe hold more than five percent (5%) ownership of our common stock.

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

            The CDKnet, LLC business model has been revised and is now based on a single based on three revenue streams. The first revenue stream is from development and use fees for client-specific CDKs(TM). During most of fiscal year 2001, we leveraged the marketing opportunity offered by the Vflash technology by presenting CDK 2.0 client specific CDs (CDK's) as the logical distribution method for the Vflash messenger in the form of commercially sold or promotionally distributed CDs. On June 13, 2001, however, we sold substantially all of the business and assets of ValueFlash.com, Inc. to Elbit Limited, an Israeli corporation (NASDAQ: ELBT). Pursuant to the asset sale, we entered into a Technology and License Agreement with Elbit, whereby we agreed to provide CDKs to Elbit in return for royalty fees and per disc production fees.

            Of the three revenue streams, two are currently generating revenue -- development and use fees for client-specific CDKs and the sale of custom compact discs. We placed emphasis on research and development throughout fiscal 2001. The new version of our product, CDK 3.0. Since that time, we have generated revenue through client-specific CDK 3.0 discs for Maverick Records, WorldWest Communications, and Raval Media, Ford, IBM, Blockbuster, EMI and NBC. Custom compact disc sales, which were minimal in fiscal 2000, increase in fiscal 2001. The third revenue stream, sale of web links and web advertising, has not yet materialized.

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

            On January 13, 2000, we created ValueFlash.com Incorporated, a Delaware corporation. On June 13, 2001, we sold substantially all of the assets of ValueFlash to Elbit Limited (NASDAQ: ELBT), a corporation organized under the laws of Israel, and its subsidiaries (collectively, "Elbit") for $3.5 million plus the assumption of liabilities and forgiveness of indebtedness. Pursuant to the terms of the sale, on July 13, 2001, we changed the name of ValueFlash.com, Inc. to CDK Financial Corp. We continue to maintain a business relationship with Elbit (the owner of the VFlash technology) ValueFlash pursuant to a Technology and License Agreement between Elbit and us that provides for the distribution by Elbit of CDKnet, LLC's multimedia CDs. Currently, we own 8,500,000 shares, or 80.76% of the outstanding common stock and 2,500,000 options. The remaining shareholders of CDK Financial Corp. are: Alvin Pock, 75,000 shares; AMRO International, S.A., 425,000; Austost Anstalt Schaan, 100,000 shares; Balmore Funds, S.A., 100,000 shares; Mabcrown, Inc., 500,000 shares; Aizik Wolf, 50,000 shares; Incentive Management, Inc., 175,000 shares; David Wolf, 100,000 shares.

            On August 2, 2001, we formed a fund and money management subsidiary, Azure Capital Holdings, LLC ("Azure"), to perform financial services. Azure is a limited liability company organized under the laws of Delaware. We own 60% of Azure directly and indirectly with the remaining ownership distributed among fund managers.

            In addition to our interest in CDK Financial Corp. and Azure Capital Holdings, we currently have two wholly-owned subsidiaries: Creative Technology and CDKnet, LLC. We directly own 100% of Creative Technology and 48.5% of CDKnet, LLC. Creative Technology owns the remaining 51.5% ownership interest of CDKnet, LLC, giving us an indirect 100% ownership interest of CDKnet, LLC. We conduct our business through both CDKnet, LLC and Azure. Our executive office as well as our manufacturing, research and development are conducted out of our office located at 250 West 57th Street, Suite 1101, New York, New York 10019. CDKnet, LLC can be reached at our principal offices by telephone at 212-547-6050 or on our website at: WWW.CDKNET.COM.

Our Industry
------------

                 The Custom CD Market
                 --------------------

                 A.   Industry Overview
                      -----------------

                 Internet usage has increased dramatically in the last decade. As a result, many new personal and commercial applications have been developed for Internet users and, increasingly, consumers are conducting business through Internet applications. We believe that web-connected multimedia compact discs will be one of the next significant applications of the Internet. Web-connected, multimedia compact discs contain audio, video and HTML (or, HyperText Markup Language, the underlying "code" for web pages) all navigable by a standard web browser. our CDK(TM) technology forms the foundation multimedia for CD-ROM authoring, production, and custom online compilations. Further, our CDK(TM) technology provides an outstanding platform for the dissemination of Elbit's our Vflash messenger.

                 We believe there is strong market potential for CDK(TM) technology across various industries. Target industries include:

         o  Entertainment (music, movies, TV)   - Toys/Games

         o  Travel & Tourism                    - Fashion

         o  Professional Sports                 - Food/Cooking

         o  Financial Services                  - Automotive

         o  Education                           - HealthCare

                 We believe that the industry will become more competitive. Our inability to compete in the market could have a material effect on our business operations.

                 B.   Competition
                      -----------

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

Products and Services
---------------------

            We have developed and are marketing the following products and services:

                 (1)  CDK(TM) Technology

                 CDK(TM) technology combines the following products and services through a browser interface:

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

                 (2)  Financial Services
                      ------------------

            CDK is actively seeking opportunities to finance companies with well developed, comprehensive business plans that reflect high growth potential and low burn rates. CDK intends to build a portfolio of these types of companies and help them grow with strategic planning, assistance with the development of management, and the provisions of additional financing through their network of strategic financial partners (including investment banking and possible direct public offerings).



Research & Development
----------------------

            Through the fiscal year ending June 30, 2001, we expended $225,000 on research and development of our products and services. During the fiscal year ending June 30, 2000, we expended approximately $164,000 on research and development. We are continuing development of both the newly released CDK(TM)
3.0 technology.

            During the fiscal year ending June 30, 2001, we continued to enhance the value of our product/service offerings through ongoing research and development efforts. Specifically, we engaged in the following internal projects:

                o   Development of our financial services line of business; and

                o Development of CDK(TM) 2.0 version featuring Macintosh compatibility, a reduced installation set as well as improved video performance;

                o Development of CDK(TM) 3.0 version featuring video encryption, international language capabilities, and greater flexibility to alter the look, feel and function. We have also developed the "Game Installer" which allows browser-based installation of any software product from a CDK multimedia CD. This version is in its final testing stage; and

                o Efforts are underway to integrate the new Digtial Versatile Disc (commonly referred to as "DVD") manufacturing capability into the MixFactory(TM) system. This effort includes DVD-R writer to the robotic manufacturing system and the integration of DVD authoring tools into the MixFactory(TM) system.

Sales and Marketing
-------------------

        1.   CDKnet, LLC
             -----------

             A.   Strategy
                  --------

             The primary marketing objective for CDKnet, LLC is to establish CDK(TM) technology as the standard for integrating digital audio, full-screen/full-motion video and Web links on a standard compact disc. CDK(TM) technology provides clients with the ability to distribute information and multimedia content to their existing and potential customer base. Additionally, our client-specific CDKs(TM) are ideally suited to distribute Elbit's Vflash messenger.

             B.   Marketing
                  ---------

             CDKnet, LLC will continue to capitalize on the market opportunity presented by Elbit's VFlash Messenger by providing Elbit's clients with Web-connected multimedia CDs (CDKs) that serve as an efficient distribution mechanism for the Vflash application. Additionally, CDKnet, LLC will continue to provide multimedia CD production to clients who are interested in developing CD-based marketing programs but who may not be candidates for a full-fledged Vflash program.

Plan of Operation
-----------------

            Our operational plan for fiscal year 2001 included: (1) moving custom, multimedia compact disc operations (i.e., MixFactory(TM)) to a higher volume, lower rent production environment; (2) forming strategic alliances with a digital video services company to meet increasing demand for these services;
(3) signing up MixFactory(TM) partner sites across various industries; and (4) developing the Vflash technology and product and begin marketing. We achieved all of the goals.

            Our operational plan for fiscal 2002 anticipates that Elbit's Vflash Messenger will continue to be a major factor in our revenue and business growth. We expect revenue growth to be generated from the Technology and Licensing Agreement with Elbit. Also, we will continue to focus on generating revenue from the sale of client specific CDs, and development of our financial services division through our Azure Capital Holdings, LLC subsidiary.

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

Material Agreements
-------------------

            We consider the following agreements to be material to our ability to provide our customers with our products and services:

            o Technology and Licensing Agreement between CDKnet, LLC and ValueFlash dated June 13, 2001, under which the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees.

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

Intellectual Property Rights
----------------------------

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

            Additionally, on June 6, 2000, we filed a patent application (No. 09/588,768) for a system and method for disseminating information over a communication network according to predefined consumer profiles, for our Vflash product. On June 13, 2001, we assigned our intellectual property rights in VFlash to Elbit.

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

            We have the following issued and pending trademarks:

            o Issued Trademark Registrations TM: CDK Serial No. 75/426,937 - Filed February 2, 1998 Issued: 06-27-00 Reg. No. 2,361,144

            o    Pending: TM: MIX FACTORY Serial No. 75/757,751 Filed: 7/22/99
                 TM: VFLASH Serial No. 75/950,782 Filed: 3/2/00

Employees
---------

            As of October 9, 2001, we had the following number of employees: 2 full-time employees of CDKnet, LLC; and 2 full-time employees of Azure. While sourcing and recruiting appropriate technical personnel is often difficult and competitive, we expect that our need to recruit additional personnel in the future will not negatively affect our operations. As we implement our new business plan and expand our financial services business, we expect may need to hire additional employees to service our customers. Management believes that our employee relations are good, and none of our employees are represented by a collective bargaining unit.

ITEM 2.  DESCRIPTION OF PROPERTY.
         -----------------------

            Our executive office as well as our manufacturing, research and development are located at 250 57th Street, Suite 1101, New York, New York 10019. This office may be reached at (212) 547-6050.

            The office consists of approximately 6,690 square feet, leased under the terms of one lease. We have a 10-year lease for this office space through 2010. The lease calls for annual rent payments at: $207,000 from 2000 to 2002; $221,000 from 2002 to 2004; $227,000 from 2004 to 2006; and $234,000 from 2006 through 2010. All property is insured to industry standards.

            In June 2001, we closed our sales office in Los Angeles, California that previously serviced our ValueFlash customers.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

         NONE

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         --------------------------------------------------------

1.      Market Information

        Our stock is quoted on the Over-the-Counter Bulletin Board. As of October 5, 2001, we had 31,321,075 shares of common stock outstanding. Of this amount, 10,574,673 of those shares are nonrestricted and 22,502,219 of those shares are restricted. As of October 5, 2001, the number of holders of record of our common stock, $0.0001 par value, was 117. The following table sets forth the range of high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period covered by the financials. The sales represent prices between dealers, do not include retail markup, mark down or other fees or commissions, and do not necessarily represent actual transactions.

Calendar Quarter                  Bid Prices
----------------                  ----------

                                  Ended Low                  High
                                  ---------                  ----

FISCAL YEAR 2000
----------------

September 30, 1999                  $.968                   $1.843

December 31, 1999                   $.350                   $1.000

March 31, 2000                      $.375                   $8.200

June 30, 2000                      $1.312                   $5.950

FISCAL YEAR 2001
----------------

September 30, 2000                  $.687                   $3.937

December 31, 2000                   $.145                   $1.000

March 31, 2001                      $.1510                  $.2604

June 30, 2001                       $.086                   $.193

2.      Dividend Policy
        ---------------

        To date, we have not paid a cash dividend to our shareholders. We are also limited in our ability to do so under the terms of our 6% convertible subordinated debenture due September 1, 2003.

3.      Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered
        ------------------------------------------------------------------------
        Securities
        ----------

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

            We incorporate by reference from our quarterly report on Form 10-QSB, dated May 21, 2001 (File No. 0-27587), the list of securities that we have issued or sold during the last three years. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:

            o 500,000 shares of the Company's common stock to Steven E. Wilestein for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated September 10, 2001. The Company agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

            o 250,000 shares of the Company's common stock to Mike Muzio for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated September 10, 2001. The Company agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or
                 Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

            o 154,679 shares of the Company's common stock to Casa Di Cara on August 20, 2001 in connection with the conversion of $10,000 of the Company's Preferred Stock. Series A. The Company issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

            o 100,000 shares of the Company's common stock to Scott Eliasoph for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated effective the 2nd day of May 2001. The Company agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

            o 250,000 shares of the Company's common stock to Wavecount Advisory Services for services to be rendered on an on-going basis in connection with an Investment Advisory Agreement between the parties dated effective the 2nd day of May 2001. The Company agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or
                 Section 4(2) because the purchaser is an accredited investor who purchased the stock for investment purposes.

            o Effective May 10, 2001, the Company agreed with Masaki Hashimoto to rescind his initial purchase of 2,631,579 of the Company's common stock for $500,000, which the Company issued on January 4, 2001. The Company had agreed to issue the shares to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the purchaser was an accredited investor who purchased the stock for investment purposes.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
            -------------------------------------------------  -------------
            RESULTS OF OPERATIONS
            ---------------------

        The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive multimedia CD and financial services industries and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

Overview
--------

        We have developed a multimedia technology, called CDK(TM), which integrates audio, video and Internet connectivity on a standard compact disc. Our technology enables users to create their own personalized compact discs simply by visiting a Website. These custom CDs play audio and display videos on a full-screen, using high-quality videos and digital technology. The custom CDs also include software applications and targeted Web links.

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

        In June 2001, we sold the assets of our subsidiary, ValueFlash to Elbit Limited for $3.5 million. In connection with the sale of ValueFlash, we entered into a Technology and License Agreement with Elbit whereby the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees.

        We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific CD's and the sale of custom CD's, in fiscal 2001, most of our resources have been directed to developing and marketing the VFlash product in accordance with our fiscal 2001 operating plan. In light of the sale of ValueFlash and our new business strategy, we anticipate that our financial services business will be a major factor in our future revenue and business growth.

        In fiscal 2001, significant expenditures were incurred for marketing and advertising the product and to build the infrastructure to support it. With the sale of ValueFlash, we expect our expenses and overhead to substantially reduced in fiscal 2002.

        In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs and MixFactory custom CD services.

        Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

        We receive funds from product sales and services. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, and Gameplayer 2.0 and our new E-commerce facility MixFactory.com(TM).

        Following the sale of ValueFlash, we were left with cash reserves of approximately $3.0 million in cash and escrow receivables, under $200,000 in liabilities and a royalty producing licensing based from our CDK technology platforms.

        In fiscal 2001, we successfully raised $1.4 million from private sales of our common stock. We have not explored financings since June 2001, however, we will continue to explore various financings including private placements and debt financings during fiscal 2002.

        As of October 5, 2001, we had 31,321,075 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Recent Developments
-------------------

        On August 2, 2001, we formed a new subsidiary, Azure Capital Holdings, LLC, that will be the initial stage of our business strategy change to the financial services market. We anticipate that Azure will serve as the centerpiece of our financial services operations as we move from a technology company to a financial services company for the small and medium sized corporate markets.

        On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability corporation, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Our investment in Eascent was part of the implementation of our new business strategy.

        On October 4, 2001, we completed our second private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Our investment in Optical Systems was part of our continued implementation of our new business strategy to develop our financial services operations.

Stock Issuance
--------------

        In September 2001, we issued 500,000 shares of our common stock to Steve Wildstein and 250,000 shares to Mike Muzio pursuant to consulting contract with him.

Agreements
----------

        The following are highlights from our significant agreements:

        -- On May 31, 2001, we entered into a 3 year Technology and License Agreement with Elbit Vflash, Inc., a Delaware Corporation and Elbit Vflash Ltd, a company registered in the Isle of Man, (collectively the "Licenses") pursuant to which we granted the Licensees an irrevocable, non-exclusive world-wide license in our CDK technology. As consideration for granting the license, we will receive Mastering Fees, Media {layer Monthly Hosting Fees, specific fees for any Mixfactory custom CD's and fees related to the replication of CDK masters prepared for the Licensees.

        -- We entered into a Sales Agency Agreement with the Almont Group of Alexandria, Virginia, dated effective August 14, 2001, to represent our convergent multimedia technology, version CDK 3.0. Pursuant to the agreement, the Almont Group will market our CDK technology to help broaden our customer base and bring greater exposure to its unique presentational capabilities.

Results of Operations - Years ended June 30, 2001 and June 30, 2000
-------------------------------------------------------------------

        During the year ended June 30, 2001, we incurred a net loss of $7.3 million on revenues of $5,874,000 compared to a net loss of $7.1 million on revenues of $345,000 in the year ended June 30, 2000.

        The cost of revenues for the year ended June 30, 2001 was $2,234,000 compared to $80,000 for the year ended June 30, 2000. The decreasing costs are directly related to the decrease in revenues noted above.

        For the year ended fiscal 2001, we expensed approximately $225,000 on research and development compared to $164,000 during fiscal year end 2000. Our research and development costs were higher during the fiscal 2001 due to expenditures for the development of V-Flash, enhancements to our core technology and product development.

        For the year ended June 30, 2001, other operating expenses were $10.8 million compared to $6.0 million during the year ended June 30, 2000 as expenditures related to the marketing, advertising and infrastructure buildup to support ValueFlash were incurred.

        Interest expense was $129,000 for the fiscal 2001, compared to $84,000 in fiscal 2000.

Liquidity and Capital Resources
-------------------------------

        As of June 30, 2001, we had $750,000 in cash and cash equivalents. Our principal commitments are $165,000 in Subordinated Convertible Debentures and $91,000 in long-term debt and operating and capital lease obligations. We have no material commitments for capital expenditures, nor do we anticipate any. We do not anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future or that such expenses will be a material use of our cash resources.

        Through fiscal 2001, our cash requirements have historically been financed primarily through the sale of debentures and common stock. In the year ended June 2001, $1.4 million has been raised from the sale of our common stock and $491,000 from the sale of ValueFlash assets. We do not maintain credit facilities with any financial institutions.

        Net cash used by operating activities equaled $2.4 million for the year ended June 30, 2001, compared to net cash used in operating activities of $4.2 million for the year ended June 30, 2000. Cash used by operations resulted from net losses partly offset by non-cash depreciation and amortization charges, compensation charges related to stock options and services paid in common stock and warrants.

        Net cash used in investing activities was $1.3 million for the year ended June 30, 2001, compared to $627,000 in the prior year period. Net cash used in investing activities in each of these periods was primarily due to the purchases of furniture and equipment. Additionally, in fiscal year ended June 30, 2001, we spent $156,000 on software development, mostly on the VFlash product. We spent $470,000 in investments in joint ventures in fiscal year 2001.

        Net cash from financing activities was $4.9 million for the year ended June 30, 2001, compared to $5.6 million for the year ended June 30, 2001. Cash provided by financing activities resulted in proceeds of $1.4 million from the sale of our common stock, $606,000 in proceeds from the sale of ValueFlash assets and minority interest sale.

        The proceeds from these financing activities had been used in fiscal 2001 to (i) continue our ongoing operations, (ii) to further develop our CDK(TM), VFlash, Gameplayer, and MixFactory.com(TM) product lines, and (iii) repay our debt. With the exception of development of Vflash, we anticipate to use our funds in the same manner in fiscal year 2001.

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

ITEM 7.  FINANCIAL STATEMENTS.
         --------------------

        Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         --------------------

         NONE

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

          (a) The exhibits to this Form 10-KSB are listed in subsection (d) of this Item 13.

          (b) We filed two reports on Form 8-K during fiscal year 2000 as follows:

               1. On June 19, 2001, we filed a report on Form 8-K (File No. 0-27587) announcing the sale of substantially all of the business and assets of our subsidiary, ValueFlash, to Elbit.

               2. On December 15, 2000, we filed a report on Form 8-K (File No. 0-27587) announcing the completion of a financing transaction with Mr. Masaki Hashimoto for investment in ValueFlash of up to $2.8 million for subscription shares of ValueFlash common stock.

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

     10.36 Agreement between CDKnet, LLC and the globe.com, Inc. dated June 26, 2000. (Incorporated by reference from our Registration Statement on Form SB-2 dated August 1, 2000 (File No. 333-42696).)

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

     10.42 Agreement between ValueFlash (Asia) Limited, Sprouts Online Pte Ltd. and Prodigy Alliances Pte Ltd. dated September 15, 2000.

     10.43 Collateral Assignment of Patents and Trademarks and Security Agreement between CDKnet.com, Inc., CDKnet, LLC and Steven A. Horowitz dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.44 Collateral Assignment of Patents and Trademarks and Security Agreement between ValueFlash.com, Incorporated, CDKnet.com, Inc., Steven A. Horowitz and Dan Roc Limited Partnership dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.45 10% - $100,000 Secured Promissory Note between CDKnet.com, Inc. and Steven A. Horowitz October 31, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.46 10% - $100,000 Secured Promissory Note between ValueFlash.com, Incorporated and CDKnet.com, Inc. dated October 31, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.47 10% - $250,000 Secured Promissory Note between ValueFlash.com, Incorporated and Dan Roc Limited Partnership dated October 10, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.48 10% - $100,000 Secured Promissory Note between ValueFlash.com, Incorporated and Steven A. Horowitz dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.49 10% - $250,000 Secured Promissory Note between ValueFlash.com, Incorporated and Steven A. Horowitz dated December 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.50 Security Agreement between CDKnet.com, Inc. and Steven A. Horowitz dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.51 Security Agreement between CDKnet.com, Inc., Steven A. Horowitz and Dan Roc Limited Partnership dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.52 Assignment of ValueFlash.com, Incorporated options by CDKnet.com, Inc. to Steven A. Horowitz and Dan Roc Limited Partnership dated November 14, 2000. (Incorporated by reference from our Report on Form 8-K on January 17, 2001 (File No. 0-27587)).

     10.53 Asset Purchase Agreement between CDKnet.com, Inc., ValueFlash.com Incorporated, and Elbit Limited dated June 13, 2001.

     10.54 Technology License Agreement between CDKnet.com, Inc., ValueFlash.com Incorporated, and Elbit Limited dated June 13, 2001.

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

                                           CDKnet.com, Inc. (Registrant)

                                           By: /s/ Steven A. Horowitz
                                               ---------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and Secretary

                                           Date:  October 9, 2001

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Chairman, Chief Executive
                            Officer, Chief Financial
/s/ Steven A. Horowitz        Officer and Secretary            October 9, 2001
----------------------        ---------------------           -----------------
Steven A. Horowitz                   Title                           Date


/s/ Andrew J. Schenker              Director                   October 9, 2001
----------------------              --------                  -----------------
Steven A. Horowitz                   Title                           Date



/s/ Anthony J. Bonomo               Director                   October 9, 2001
---------------------               ---------                 -----------------
Steven A. Horowitz                   Title                           Date

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Page

Reports of Independent Certified Public Accountant                   F-1

Financial Statements

Consolidated Balance Sheet at June 30, 2001                          F-2

Consolidated Statements of Operations for the years ended
June 30, 2001 and June 30, 2000                                      F-3

Consolidated Statement of Stockholders' Equity for the years ended
June 30, 2001 and June 30, 2000                                      F-4 - F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2001 and June 30, 2000                                      F-6 - F-7

Notes to Consolidated Financial Statements                           F-8 - F-24

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries

            We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2001, and the results of its operations and cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.


                                                  /s/ RADIN, GLASS & CO, LLP


                                                  Certified Public Accountants

New York, New York
October 5, 2001

                        CDKNET.COM, INC. and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                                                                      June 30,
                                                                                       2001
                                                                                    ------------
                                     ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                                           $  2,257,000
  Cash escrow                                                                            750,000
  Prepaid expenses and other current assets                                               48,000

          Total current assets                                                         3,055,000

CASH ESCROW                                                                              500,000

FURNITURE AND EQUIPMENT - at cost, less accumulated
    depreciation and amortization of $373,000                                            224,000

OTHER ASSETS                                                                              21,000
                                                                                    ------------
                                                                                    $  3,800,000
                                                                                    ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                                              $    815,000
  Due to related party                                                                    38,000
  Current portion of long-term debt                                                       22,000
                                                                                    ------------
          Total current liabilities                                                      875,000

LONG-TERM DEBT,
  net of current portion                                                                  91,000

SUBORDINATED CONVERTIBLE DEBENTURES                                                      165,000

OTHER LIABILITIES                                                                         27,000

MINORITY INTEREST                                                                        179,000

COMMITMENTS and CONTINGENCIES                                                               --

STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,450,000 shares outstanding (stated value $1,450,000)           1,249,000
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 30,316,396; shares issued and outstanding                           3,000
  Additional paid in capital                                                          23,092,000
  Accumulated deficit                                                                (21,755,000)
  Unearned compensation expense                                                         (126,000)
                                                                                    ------------
                                                                                       2,463,000
                                                                                    ------------
                                                                                    $  3,800,000
                                                                                    ============

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year ended           Year ended
                                                            June 30,             June 30,
                                                              2001                 2000
                                                          ------------         ------------
Net revenues                                              $  5,874,000         $    345,000
Cost of revenues                                             2,234,000               80,000
                                                          ------------         ------------

          Gross profit                                       3,640,000              265,000

Selling, general and administrative expenses                 8,436,000            5,088,000
Equity based compensation                                    2,418,000              870,000
Depreciation and amortization                                1,748,000            1,868,000
                                                          ------------         ------------

          Loss from operations                              (8,962,000)          (7,561,000)

Other income (expense)
    Interest income                                             10,000               31,000
    Interest expense                                          (129,000)             (84,000)
    Impairment of long lived assets                         (3,610,000)                --
    Gain on  sale of Vflash assets                           5,411,000               80,000
    Minority interest in (gain) loss of subsidiary              (7,000)             479,000
                                                          ------------         ------------

          NET LOSS                                        ($ 7,287,000)        ($ 7,055,000)
                                                          ============         ============

Preferred dividend                                              85,000               63,000
                                                          ------------         ------------

Net Loss to Common Stockholders                           ($ 7,372,000)        ($ 7,118,000)
                                                          ============         ============

Basic and diluted (loss) per share                        ($      0.33)        ($      0.40)
                                                          ============         ============

Weighted-average shares outstanding-
    basic and diluted                                       22,255,847           17,704,924
                                                          ============         ============

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   For the years ended June 30, 2001 and 2000


                                                         Preferred                             Common
                                                           Shares            Amount            Shares            Amount
                                                        ------------      ------------      ------------      ------------
Balance, June 30, 1999                                          --        $       --          14,046,906      $      1,000
                                                        ------------      ------------      ------------      ------------

Common stock and common stock warrants
     sold for cash, net of expenses                             --                --           5,585,333             1,000
Conversion of 5.75% subordinated debentures to
    preferred shares, net                                  1,500,000         1,265,000              --                --
Conversion of 6% subordinated debentures to
    common shares, net                                          --                --              29,459              --
Exercise of stock options                                       --                --           1,254,623              --
Common shares issued for late registration penalty              --                --               5,665              --
Common stock and common stock warrants issued for
     services                                                   --                --             315,000              --
Equity in issuance of subsidiary stock - Valueflash        2,977,000              --            (715,000)        2,262,000
Preferred stock dividends paid                                  --                --                --                --
Net loss                                                        --                --                --                --

                                                        ------------      ------------      ------------      ------------
Balance, June 30, 2000                                     1,500,000         1,265,000        21,236,986             2,000
                                                        ------------      ------------      ------------      ------------

Common stock and common stock warrants
     sold for cash, net of expenses                             --                --           7,368,421             1,000
Conversion of preferred shares to
    common shares, net                                       (50,000)          (50,000)           79,605              --
Conversion of 6% subordinated debentures to
    common shares, net                                          --                --             681,384              --
Common stock and options issued for services                    --                --             950,000              --
Amortization of unearned compensation                           --                --                --                --
Equity in issuance of subsidiary stock - Valueflash             --                --                --                --
Preferred stock accretion                                       --              34,000              --                --
Net loss                                                        --                --                --                --

                                                        ------------      ------------      ------------      ------------
Balance, June 30, 2001                                     1,450,000      $  1,249,000        30,316,396      $      3,000
                                                        ============      ============      ============      ============

                        CDKNET.COM, INC. and Subsidiaries

                   For the years ended June 30, 2001 and 2000

                                                          Additional                           Unearned           Total
                                                           paid-in        Accumulated       Compensation     Stockholders'
                                                           capital           Deficit           Expense           Equity
                                                        ------------      ------------      ------------      ------------
Balance, June 30, 1999                                  $ 12,232,000      $ (7,379,000)     $       --        $  4,854,000
                                                        ------------      ------------      ------------      ------------

Common stock and common stock warrants
     sold for cash, net of expenses                        2,448,000              --                --           2,449,000
Conversion of 5.75% subordinated debentures to
    preferred shares, net                                       --                --           1,265,000
Conversion of 6% subordinated debentures to
    common shares, net                                        20,000              --                --              20,000
Exercise of stock options                                    575,000              --                --             575,000
Common shares issued for late registration penalty              --                --                --                --
Common stock and common stock warrants issued for
     services                                              1,014,000              --             (35,000)          979,000
Equity in issuance of subsidiary stock - Valueflash
Preferred stock dividends paid                                (8,000)             --                --              (8,000)
Net loss                                                        --          (7,055,000)             --          (7,055,000)

                                                        ------------      ------------      ------------      ------------
Balance, June 30, 2000                                    19,258,000       (14,434,000)         (750,000)        5,341,000
                                                        ------------      ------------      ------------      ------------

Common stock and common stock warrants
     sold for cash, net of expenses                        1,399,000              --                --           1,400,000
Conversion of preferred shares to
    common shares, net                                        50,000              --                --                   0
Conversion of 6% subordinated debentures to
    common shares, net                                       100,000              --                --             100,000
Common stock and options issued for services               1,794,000              --          (1,437,000)          357,000
Amortization of unearned compensation                           --                --           2,061,000         2,061,000
Equity in issuance of subsidiary stock - Valueflash          491,000              --                --             491,000
Preferred stock accretion                                       --             (34,000)             --                   0
Net loss                                                        --          (7,287,000)             --          (7,287,000)

                                                        ------------      ------------      ------------      ------------
Balance, June 30, 2001                                  $ 23,092,000      $(21,755,000)     $   (126,000)     $  2,463,000
                                                        ============      ============      ============      ============

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year ended          Year ended
                                                                  June 30,            June 30,
                                                                    2001                2000
                                                                -----------         -----------
Cash flows from operating activities
  Net loss                                                      ($7,287,000)        ($7,055,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                 1,748,000           1,868,000
    Bad debt expense                                                255,000                --
    Gain on net sale of ValueFlash assets and liabilities        (2,511,000)               --
    Amortization of debt discount                                     6,000              49,000
    Write off of goodwill and patent                              3,610,000                --
    Compensation related to stock option plan                          --               145,000
    Common stock and stock warrants issued for services           2,418,000             807,000
   Equity share of affiliate loss                                   400,000                --
    Minority interest in loss of consolidated subsidiary              7,000            (479,000)
    Changes in assets and liabilities
      Accounts receivable                                          (645,000)           (387,000)
      Inventory                                                     330,000            (330,000)
     Cash escrow - ValueFlash                                      (750,000)               --
      Due to / from related party                                    32,000              12,000
      Prepaid expenses and other current assets                      (4,000)            (61,000)
      Notes receivable                                                 --              (255,000)
      Accounts payable and accrued expense                          745,000             632,000
      Deferred Revenue                                             (747,000)            887,000
                                                                -----------         -----------
          Net cash used in operating activities                  (2,393,000)         (4,167,000)
                                                                -----------         -----------

Cash flows from investing activities
    Purchase of furniture and equipment                            (180,000)           (426,000)
    Proceeds from sale of equipment                                    --               154,000
    Software development                                           (156,000)           (323,000)
    Cash escrow - ValueFlash                                       (500,000)               --
    Security deposits                                                  --               (72,000)
    Other liabilities & assets                                      (23,000)             40,000
    Investment in joint ventures                                   (470,000)               --
                                                                -----------         -----------
          Net cash used in investing activities                  (1,329,000)           (627,000)
                                                                -----------         -----------

Cash flows from financing activities
    Proceeds from notes payable                                   3,834,000                --
    Repayment of notes payable                                     (860,000)               --
    Principal payments on capitalized lease obligations             (36,000)           (169,000)
    Proceeds from issuance of common stock                        1,400,000           3,024,000
    Minority interest                                               115,000             550,000
    Equity in ValueFlash                                            491,000           2,201,000
    Preferred Dividends Paid                                           --                (8,000)
                                                                -----------         -----------
          Net cash provided by financing activities               4,944,000           5,598,000
                                                                -----------         -----------

          NET INCREASE (DECREASE) IN CASH                         1,222,000             804,000
                                                                -----------         -----------

Cash at beginning of period                                       1,035,000             231,000
                                                                -----------         -----------

Cash at end of period                                           $ 2,257,000         $ 1,035,000
                                                                ===========         ===========

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Year ended          Year ended
                                                                  June 30,            June 30,
                                                                    2001                2000
                                                                -----------         -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                $    28,000         $    78,000
        Income taxes                                                   --

Noncash investing and financing transactions:
    Conversion of preferred stock to common stock                    50,000
    Common stock and stock warrants issued for purchase
        of fixed assets                                                --               110,000
    Common stock issued for purchase of investment                  125,000
    Stock issued upon conversion of subordinated debentures         100,000           1,285,000
    Stock and stock warrants issued for financing costs              47,000             250,000






















         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended June 30, 2001 and 2000

NOTE 1 - NATURE OF OPERATIONS

CDKNET.COM, INC. and Subsidiaries, (collectively the "Company"), is a New York-based company that provides products worldwide to customers utilizing internally developed technology. The Company has developed a multimedia technology, CDK(TM), and a software based communication module, VFlash(TM). The CDK(TM) technology integrates audio, video and Internet connectivity on a standard compact disc ("CDs"), enabling users to create personalized CDs simply by visiting a Website. The VFlash(TM) technology provides a real-time, direct communication vehicle for marketers to reach their customers using a personal computer desktop application. In June 2001, the Company sold its assets and certain liabilities related to the ValueFlash.com subsidiary and licensed its technology for resale purposes to the purchaser of the ValueFlash.com assets. The Company continues to promote audio and video technology via CD's through a subsidiary and with the purchaser of the ValueFlash.com assets.

The Company has operated limited revenues from development and use fees for client specific CDs, the sale of custom CDs and Vflash(TM) international licensing fees. Most resources had been directed to developing and marketing the Vflash(TM) product during fiscal 2000 and 2001.

The Company expects to utilize the funds received from the sale of ValueFlash.com assets to be a business development enterprise.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CDKNET.COM, INC. (the "Parent"), its wholly owned subsidiaries, Creative Technology, LLC ("Creative") and CDKnet,LLC ("CDK LLC"), both limited liability companies, and its majority owned subsidiary ValueFlash.com, Inc. ("ValueFlash"), up to June 13, 2001, after elimination of intercompany accounts and transactions. Certain amounts for prior years have been reclassified to conform to the current presentation.

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

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes revenue for development and use fees for client-specific CD's and custom CD's on the date the product is shipped to the customer. Revenues from licensing and agency fees have been recognized ratably over the term of such agreements. Barter transactions will be recorded at the fair market value of the goods or services provided or received, whichever is more readily determinable.

ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the year ended June 30, 2001, the Company recorded a write down of goodwill of $ 3,169,000 and a write down of capitalized patent costs of $ 441,000 in the fourth quarter. These write downs are a result of the sale of ValueFlash assets, which was the leading ability of the Company to develop meaningful cash flows to support such long lived assets.

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

COST IN EXCESS OF FAIR VALUE OF NET ASSETS ACQUIRED

Cost in excess of fair value of net assets acquired ("goodwill") is being amortized on a straight-line basis over five years. The remaining goodwill was written down in the fourth quarter of fiscal 2001.

INTANGIBLE ASSETS

Intangible assets, principally acquired intellectual property related to the acquisition, are being amortized over the estimated useful life of five years. On an ongoing basis, management reviews the valuation and amortization of goodwill and intangible assets to determine the possible impairment by considering current operating results and comparing the carrying value to the anticipated undiscounted cash flows of the related assets. The remaining patent costs capitalized were written down in the fourth quarter of fiscal 2001.

DEFERRED FINANCING COSTS

The costs associated with completed financings are being amortized ratably over the term of the financing.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include expenses incurred by the Company to develop new products and enhance the Company's existing products. Research and development costs are expensed as incurred. During the years ended June 30, 2001, and 2000 such costs aggregated $ 225,000 and $164,000, respectively.

SOFTWARE DEVELOPMENT COST

The Company capitalized software development costs in accordance with SFAS No. 86 and SOP 98-1. The Company had capitalized $343,000 of such software development costs during the year ended June 30, 2000 and will amortize such costs over 30 months on a straight line basis. These costs were sold as part of the ValueFlash asset sale.

STOCK BASED COMPENSATION

The Company accounts for employee stock options in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees" and has adopted the disclosure-only option under SFAS No. 123 for compensation to employees and directors. The Company accounts for non-employee stock transactions in accordance with SFAS NO. 123 and ETIF 96-18.

INCOME TAXES

The Company files consolidated income tax returns.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, accounts payable and accrued expenses approximate their fair values on the short-term maturity of these instruments.

CONCENTRATION OF CREDIT RISK

Included in cash escrow is a $1,250,000 installment due on the sale agreement of the ValueFlash assets, which is to be released periodically over the a eighteen month period. Occasionally, the Company has cash held in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.

NEW ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combination", SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 143, "Accounting for Asset Retirement Obligations",. SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. It also requires that the Company recognize acquired intangible assets apart from goodwill. SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost, which will be effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 141, SFAS No. 142 and SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

NOTE 3 - SALE OF VALUEFLASH ASSETS

On June 13, 2001, the Company sold predominately all of the assets of ValueFlash plus the assumption of certain liabilities for $3,500,000 in cash. Pursuant to the terms of the sale agreement, $1,250,000 was placed in escrow awaiting the resolution of certain contingencies. Should the respective contingencies be resolved timely, the escrow cash from closing is to be released as follows; $500,000 nine months from closing, $250,000 twelve months from closing and $500,000 eighteen months from closing. In addition to the sale of the ValueFlash assets, the Company licensed the patented technology of ValueFlash to the purchaser for a term of three years, which automatically renews unless terminated by either party within 90 days of the renewal date. The license agreement requires certain reseller fees to be paid for CD's replicated or shipped, hosting fees or a " mastering fee". The license agreement provides for a first right of refusal upon the sale of such patent for the technology.

The gross sales attributed to the ValueFlash assets sold for fiscal 2001 and 2000 was $5,419,000 and $153,000, respectively.

NOTE 4 - NOTE RECEIVABLE

The Company has provided for a consultant to the Company to exercise his right to purchase 350,000 shares of common stock in the Company at $.75 per share or $262,500. The Company has recorded two note receivables for total monies due on December 31, 2000 which bears interest at 6% per annum. A $7,500 payment has been received on account on the two notes due. The remaining balance of $255,000 was reserved against during the fiscal year ended June 30, 2001 due to the uncertainty of collecting such monies.

NOTE 5 -  ACQUISITION AND PURCHASE OF ASSETS

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

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at June 30, 2001:

       Furniture                                           $      5,000
       Equipment                                                584,000
       Leasehold improvements                                     8,000
                                                           ------------
                                                                597,000
       Less: accumulated depreciation and amortization          373,000
                                                           ------------
                                                           $    224,000
                                                           ============

Depreciation expense for the years ended June 30, 2001 and 2000 was $211,000 and $165,000, respectively.

NOTE 6 - LONG-TERM DEBT

In June 1999, the Company entered into a term loan with a lender. Borrowings aggregating $175,000 under the agreement, which are collateralized by the equipment and cash collateral provided by the Company's CEO, are repayable in monthly installments of approximately $3,500, including interest at 7.86% through March 2004. As of June 30, 2001 the loan balance and cash collateral are approximately $113,000.

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

In connection with the agreement, the Company recorded a discount on the Notes in the aggregate amount of $238,000 resulting from the allocation of proceeds of $203,000 to a beneficial conversion feature and the fair value of the underlying warrants of $35,000. Due to the immediate conversion rights under the agreement, the discount attributed to the beneficial conversion feature was expensed on the date of issuance. The carrying value of the Notes is being accreted to the face value of $600,000 using the interest method over the life of the Notes. The accretion in fiscal 2001 and 2000 was $9,000 and $3,000, respectively.

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

During fiscal 2001, $90,000 in debentures plus accrued interest was converted into 681,384 shares of the Company's common stock.

5.75% SUBORDINATED CONVERTIBLE DEBENTURE convert as to Preferred Stock

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

In fiscal June 30, 2001, 50,000 shares of preferred stock was converted into 79,605 shares of common stock.

NOTE 8 - INCOME TAXES

Temporary differences which give rise to deferred taxes are summarized as follows:
                                                       2001           2000
                                                  ------------   ------------
   Deferred tax assets:
     Net operating loss and other carryforwards   $  2,567,000   $  4,062,000
     Less valuation allowance                       (2,567,000)    (4,062,000)
   Net deferred tax asset                         $          -   $          -

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:
                                                       2001           2000
                                                   ------------   ------------
   Tax benefit at statutory rate                   $ (2,840,000)  $ (2,399,000)
   Nondeductible expense/nontaxable (income)-net      2,350,000        340,000
   State benefit, net of federal tax effect             (50,000)      (282,000)
   Valuation allowance on net operating loss            540,000      2,341,000
                                                   $          -   $          -

The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 2001, the Company had a net operating loss carry forward for Federal income tax reporting purposes amounting to approximately $6,580,000, expiring from 2018 through 2020. The Internal Revenue Code of 1986, as amended, limits the amount of taxable income the Company may offset with net operating loss carry forwards in any single year. No Federal taxes were paid in the years ended June 30, 2001 and 2000.

NOTE 9 -  STOCKHOLDERS' EQUITY

a. On October 1, 1999, the Company gave notice to the holders of the $1,500,000 5.75% Subordinated Convertible Debentures and exercised its right to call the outstanding Debentures in exchange for $1,500,000 of 5.75% Convertible Preferred Stock. Under the terms of the Debentures, the Convertible Preferred Stock shall have: (1) liquidation preferences equal to the principal amount of the Debenture, (2) a 5.75% cumulative annual dividend payable quarterly, (3) rights to convert into shares of Common Stock at the same conversion rate as the Debentures and (4) the same redemption rights at the option of the

      Company. The Company has paid dividends for these debenture holders in the amount of $8,000, during the year ended June 30, 2000. An amount of $140,000 of preferred dividends not declared has accumulated and is unpaid as of June 30, 2001.

b. During the year ended June 30, 2000, the Company executed the following summarized equity transactions;

      o The Company sold 5,585,000 shares of common stock and common stock warrants or options for $2,448,000, net of the costs to raise such equity.

      o In October 1999, the Company exercised their right to call the 5.75% convertible debentures and converted such debentures to Convertible Cumulative 5.75% Preferred Stock. See 9(a) above for further discussions.

      o During the year, $20,000 of 6% convertible debentures were converted into 29,000 shares of common stock.

      o The Company issued 1,254,000 shares of common stock for the exercise of stock options and common stock warrants, which resulted in $575,000 of net proceeds to the Company.

      o During the year, the Company issued 315,000 shares of common stock and certain stock options and warrants valued at $1,013,000, which $35,000 remains unearned as of June 30, 2000. The common stock issued was valued at the fair value of the common stock when the Company was obligated to issue the common stock. The common stock, options and warrants were valued utilizing the Black-Scholes option-pricing model.

      o There were 6,000 shares of common stock issued to certain shareholders for a late registration penalty. There is no effect on equity for such common shares issued, since a value attributed to the common stock would be a reduction to equity for the costs to register such common shares resulting in the penalty.

      o A newly formed majority-owed subsidiary (ValueFlash) sold 20% of its shares to unrelated individuals for $2,500,000 and issued stock options and warrants for services. The result was an equity gain on the sale of the subsidiary stock in the amount of $2,012,000. A value for the stock options and stock warrants issued was recorded at $965,000, which $715,000 remains unearned as of June 30, 2000. The common stock options and warrants were valued utilizing the minimum-value method, since such equity rights have no market. See
            Note 9(f) below for further discussions.

c. During the year ended June 30, 2001, the Company executed the following summarized equity transactions;

      o The Company sold 7,368,421 shares of common stock for $1,400,000, after several modifications to the existing sale agreement for a potential equity raise during the year of $2,800,000.

      o The ValueFlash subsidiary sold 275,000 shares of common stock during the year for $491,000 net of costs to raise such funds.

      o During the year 50,000 shares of preferred stock was converted into 79,605 shares of common stock.

      o Debenture holders converted $101,000 of debentures and accrued interest into 681,384 shares of common stock.

      o During the year the ValueFlash subsidiary issued 120,000 warrants for services and 2,500,000 performanced based options at an exercise price of $1.50 per warrant or option.

      o The Company assigned 800,000 and 200,000 options to the CEO of the Company and an unrelated entity in ValueFlash respectivley for loans made to Company. These options previously held by the Company have an exercise price of $1.50 for the purchase of each ValueFlash share of common stock.

      o The Company issued 950,000 shares of common stock and 5,000,000 options to employees and consultants at prices ranging from $.16 to $.50. The Company recorded $1,794,000 expense for the issuance of such shares and options to consultants.

d.    WARRANTS

Warrant activity for each of the two years ended June 30, 2001 and 2000 is summarized as follows:

                                                         Weighted-
                                                          Average
                                        Shares         Exercise Price
                                   ---------------    ---------------
   Outstanding at June 30, 1999          1,212,414    $           .99
        Granted                          1,195,056               1.04
        Exercised                          (58,916)               .66
        Expired or cancelled                     -
                                   ---------------    ---------------
   Outstanding at June 30, 2000          2,353,554               1.04
        Granted
        Exercised
        Expired or cancelled              (285,714)               .82
                                   ---------------    ---------------
   Outstanding at June 30, 2001          2,067,840    $          1.06
                                   ===============    ===============

Information, at date of issuance, regarding stock warrant grants during the two years ended June 30, 2001 and 2000.
                                                        Weighted-     Weighted-
                                                         Average       Average
                                                        Exercise        fair
                                             Shares      Price          value
                                          ------------ ------------ ------------
Year ended June 30, 2000
Exercise price exceeds market price           200,000   $    1.50    $    1.00
Exercise price equals market price            975,056   $     .97    $     .80
Exercise price is less than market price       20,000   $     .66    $     .56

Year ended June 30, 2001
Exercise price exceeds market price                 -   $       -    $       -
Exercise price equals market price                  -   $       -    $       -
Exercise price is less than market price            -   $       -    $       -

The following table summarizes information about warrants outstanding and exercisable at June 30, 2001:

                                                 Outstanding
                                -----------------------------------------------
                                                   Weighted-        Weighted-
                                                    Average          Average
                                                   Remaining        exercise
                                     Shares      life in years        price
                                --------------- --------------- ---------------
      Range of exercise prices
      $.60 to $.85                    682,840         1.51         $    .65
      $1.00 to $1.25                  995,000         1.95         $   1.01
      $1.50 to $1.75                  300,000         2.42         $   1.58
      $2.00 to $3.00                   90,000         2.17         $   3.00
                                ---------------
                                    2,067,840
                                ===============

All of the above warrants are exercisable, with the exception of 562,500 warrants exercisable at a $1.00 which vest ratably through July 2002.

Certain warrant agreements contain a cashless exercise provision whereby the warrants may be exercised solely by the surrender of the warrants, and without the payment of the exercise price in cash, for that number of warrant shares determined by dividing the difference of the market price of the shares of common stock issuable upon exercise of the warrants and the warrant exercise price by the market price of the common stock on the date of exercise. At June 30, 2001, 677,500 warrants were outstanding with cashless provisions.

e.    STOCK OPTION PLANS

In 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") for employees, officers, consultants and directors of the Company, pursuant to which the Company may grant incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock or deferred stock. The total number of shares of the Company's common stock available for distribution under the Plan is 3,000,000. The option period during which an option may be exercised shall not exceed ten years from the date of the grant and will be subject to such other terms and conditions of the Plan. The Plan will terminate automatically on June 30, 2008.

The Company accounts for its stock option plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees", under which no compensation expense is recognized. The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation', for disclosure purposes; accordingly, no compensation expense is recognized in the results of operations for options granted at fair market value as required by APB Opinion No. 25.

Stock option activity for each of the two years ended June 30, 2001 and 2000 is summarized as follows:
                                                                   Weighted
                                                                    Average
                                                    Shares      Exercise Price
                                                --------------  --------------
               Outstanding at June 30, 1999          1,612,500  $          .67
                    Granted                          7,708,000             .94
                    Exercised                       (3,650,000)            .59
                    Expired or cancelled               (32,500)           1.00
                                                --------------  --------------
               Outstanding at June 30, 2000          5,638,000            1.14
                    Granted                          6,400,000             .12
                    Exercised                                -               -
                    Expired or cancelled               (65,000)           1.16
                                                --------------  --------------
               Outstanding at June 30, 2001         11,973,000  $          .78
                                                ==============  ==============

Information, at date of issuance, regarding stock option grants during the two years ended June 30, 2001 and 2000.
                                                         Weighted-    Weighted-
                                                          Average      Average
                                                         Exercise       Fair
                                             Shares        Price       Value
                                          ------------ ------------ ------------
Year ended June 30, 2000:
Exercise price exceeds market price         3,398,000      $1.15        $ .95
Exercise price equals market price          1,710,000      $ .81        $ .80
Exercise price is less than market price    2,600,000      $ .84        $ .62

Year ended June 30, 2001
Exercise price exceeds market price         1,250,000      $ .60        $ .50
Exercise price equals market price          5,150,000      $ .25        $ .21
Exercise price is less than market price            -      $   -        $   -

The following table summarizes information about warrants outstanding and exercisable at June 30, 2001:

                                               Outstanding and exercisable
                             ---------------------------------------------------------------
                                                Weighted-       Weighted-
                                                 Average         Average
                                  Number        remaining       Exercise         Number
                               Outstanding    life in years      Price         Exercisable
                             --------------- --------------- --------------- ---------------
  Range of exercise prices:
  $.16 to $.75                     6,450,000       3.70         $     .30         6,450,000
  $1.00                            4,758,000       3.14         $    1.00         4,537,500
  $1.69                              500,000       3.83         $    1.69           500,000
  $2.25 to $3.00                     265,000       3.83         $    2.96           115,000
                             ---------------                                 ---------------
                                  11,973,000                                     11,602,500
                             ===============                                 ===============

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 2001 and 2000: annual dividends of $0.00, expected volatility of 97% for the Company's options and .1% volatility for the ValueFlash options for 2001 and 97% for 2000, risk-free interest rate of 4.3% in 2001 and 5.7% in 2000 and expected life of five years for all grants. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been as follows for the years ended June 30, 2001 and 2000:

                                       2001                2000
                                 ---------------     ---------------
   Net loss
      As reported                $    (7,372,000)    $    (7,118,000)
      Pro-forma                       (9,698,000)        (11,356,000)
   Net loss per common share
      As reported                $          (.33)    $          (.40)
      Pro-forma                             (.44)               (.66)


The compensation expense attributed to the issuance of the non-employee stock options will be recognized as they are earned. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years.

f.          STOCK OPTIONS - VALUEFLASH

The Company has also issued stock options in its majority owned subsidiary ValueFlash. The SFAS No. 123 disclosure for the pro-forma loss has been included in Note (c) above with the pro-forma loss for options issued by the Company.

The following tables summarize the changes in options outstanding and the related price ranges for shares in the subsidiary ValueFlash common stock:

            Employee Stock Option Plan:

                                                                Weighted
                                                                 Average
                                               Shares         Exercise Price
                                          ---------------    ---------------
      Outstanding at January 13, 2000                   -                  -
           Granted                              6,838,000    $          1.46
           Exercised                                    -                  -
           Expired or cancelled                         -                  -
                                          ---------------    ---------------
      Outstanding at June 30, 2000              6,838,000               1.46
           Granted                                250,000               1.50
           Exercised                                    -                  -
           Expired or cancelled                  (113,000)              1.50
                                          ---------------    ---------------
      Outstanding at June 30, 2001              6,975,000    $          1.47
                                          ===============    ===============

            Non-Employee Stock Option:

                                                                Weighted
                                                                 Average
                                               Shares         Exercise Price
                                          ---------------    ---------------
      Outstanding at January 13, 2000                   -    $             -
           Granted                             12,331,000               1.91
           Exercised                                    -                  -
           Expired or cancelled                         -                  -
                                          ---------------    ---------------
      Outstanding at June 30, 2000             12,331,000               1.91
           Granted                              3,120,000               1.58
           Exercised                                    -                  -
           Expired or cancelled                  (918,000)              2.00
                                          ---------------    ---------------
      Outstanding at June 30, 2001             14,533,000    $          1.85
                                          ===============    ===============

Information, at date of issuance, regarding stock option grants during the year ended June 30, 2001 and the period ended June 30, 2000.

                                                        Weighted-   Weighted-
                                                         Average     Average
                                                        exercise      fair
                                              Shares      price      value
                                           ----------- ----------- -----------
Period ended June 30, 2000
  Exercise price exceeds market price        1,250,000    $ 4.00      $   -
  Exercise price equals market price        10,301,000    $ 1.68      $ .40
  Exercise price is less than market price   7,618,000    $ 1.48      $ .88

Year ended June 30, 2001
  Exercise price exceeds market price                -         -      $   -
  Exercise price equals market price         3,370,000    $ 1.57      $ .80
  Exercise price is less than market price           -         -      $   -

The following table summarizes information about warrants outstanding and exercisable at June 30, 2001:

                                           Outstanding and exercisable
                             --------------------------------------------------------
                                              Weighted-      Weighted-
                                               average        average
                                 Number       remaining      exercise      Number
                              Outstanding   life in years     price      Exercisable
                             ------------- --------------- ------------ -------------
   Range of exercise prices:
   $1.00 to $1.50               16,475,000        3.80        $ 1.49       10,839,000
   $2.00                         3,783,000        2.38          2.00          783,000
   $4.00                         1,250,000        2.00        $ 4.00                -
                             -------------                              -------------
                                21,508,000                                 11,622,000
                             =============                              =============

The non-employee stock options outstanding of 5,243,000 are fully vested. An additional 40,000 of stock options will be fully vested by April 15, 2002. The remaining 8,000,000 of stock options are performance based and are unearned as of June 30, 2001. The compensation expense attributed to the issuance of these stock options will be recognized as they are earned. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years. As of June 30, 2001, 5,929,000 of these stock options were vested.


NOTE 10 - RELATED PARTY TRANSACTIONS

a. During the years ended June 30, 2001 and 2000 legal services of $170,000 and $289,000 respectively, were provided by firms (the "Firms") in which the Company's CEO and rincipal stockholder is the managing partner. Further, the Firm provided office space and accounting services for which no fees were paid. During the year ended June 30, 2000, the Company recorded an expense of $47,000 for such services. In fiscal 2000, the firm received $77,000 as finders fees for equity raised during fiscal 2000.

b. The Company's CEO exercised 750,000 stock options for $450,000 during fiscal 2000.

c. During the year ended June 30, 2001, the Company assigned 800,000 options held by the Company to purchase ValueFlash common stock for $1.50 per share as consideration for loaning the Company funds periodically during the year.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a.    FACILITIES

The Company leases office space pursuant to lease agreements, which expire on April 1, 2003 and April 30, 2010.


The future minimum leases commitments are as follows:


                     ----------------  ----------------
                       June 30, 2002          $ 60,000
                     ----------------  ----------------
                                2003            62,000
                     ----------------  ----------------
                                2004            62,000
                     ----------------  ----------------
                                2005            62,000
                     ----------------  ----------------
                                2006            63,000
                     ----------------  ----------------

Rent expense for the years ended June 30, 2001 and June 30, 2000 were $219,000 and $237,000 respectively.

b.    LITIGATION MATTERS

The Company is involved in claims and disputes which arise in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect of the Company's financial position or results of operations.

NOTE 12  FOURTH QUARTER EVENTS

During the fourth quarter of fiscal 2001, the Company sold prodominately all of its assets and liabilities which resulted some large transactions being recorded in the fourth quarter. These transactions are detailed as follows;

o The Company sold its predominately all of its assets in a subsidiary ValureFlash resulting in a $5,411,000 gain on such sale.

o The Company recorded the writeoff of goodwill and patent costs of $3,610,000 due to the lack of sufficient cash flow to support the recoverability of such assets, since the ValueFlash assets were sold. The business continues to utilize the patented technology, but does not generate sufficient cash flow to support the values recorded.

o Due to the sale of the ValueFlash assets, which included employee contracts and other business contracts, the unamortized compensation costs were accelerated and written off in the fourth quarter in the amount of $1,022,000.