Form 10KSB/A
period 2001-06-30
CDKNET COM INC
filed 2001-10-30
CIK 1095130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                 FORM 10-KSB/A-1


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year.  $5,874,000.
                                                    ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average high and low price of such common equity, as of October 5, 2001 is $0.185.

As of October 5, 2001, there were 31,321,075 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 on Form 10-KSB amends in its entirety the Annual Report on Form 10-KSB of the Registrant for fiscal year ended June 30, 2001, filed on October 9, 2001 (File No. 0-27587).

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

                                     PART I

                           FORWARD-LOOKING INFORMATION


            All statements in this annual report on Form 10-KSB that are not historical are forward-looking statements within the meaning of Section 21e of the Securities Exchange Act, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies," or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-KSB. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.


ITEM 1.  DESCRIPTION OF BUSINESS.

Our Company
-----------


            CDKnet.com, Inc. is a holding company incorporated in the State of Delaware. Prior to June 2001, our business was conducted through our two subsidiaries: CDKnet, LLC and ValueFlash.com Incorporated. CDKnet, LLC provides proprietary convergence technology that links audio, video and the worldwide web on standard compact discs. ValueFlash provided proprietary, non-intrusive, highly targeted e-messaging (which we called "Vflash(TM)") that enabled our clients to communicate directly with their customers on a real-time basis. On June 13, 2001, we consummated the sale of substantially all of the assets and business of ValueFlash to Elbit Limited (NASDAQ: ELBT) and its subsidiaries (collectively, "Elbit") for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness.

            Since June 2001, we have revised our business plan. We now pursue two lines of business: (1) custom compact discs through our subsidiary, CDKnet, LLC, and (2) financial services through the creation of new subsidiaries and private equity investments. On August 2, 2001, we formed Azure Capital Holdings, LLC ("Azure"), a fund and money management subsidiary, that will serve as the initial stage of our financial services line of business.

            Our audited financial statements for the period July 1, 2000 to June 30, 2001, reflect a net loss of $7,372,000 to common stockholders on net revenues of $5,874,000 compared to a net loss of $7,118,000 on revenues of $345,000 in the fiscal year ended June 30, 2001. Revenue generated from ValueFlash in fiscal 2001 and 2000 was $5,419,000 and $153,000, respectively. Since the sale of our interest in ValueFlash, we expect to have lower production costs and lower overhead that will provide us with the means to be profitable in our remaining technology business while developing the new financial services elements of our business.

            As a result of the sale of ValueFlash, we were left with approximately $3.5 million in cash and escrow receivables, under $1.4 million in liabilities and a royalty producing license based on our CDK(TM) technology platforms.

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


            The CDKnet, LLC business model has been revised and is now based on two revenue streams. The first revenue stream is from development and use fees for client-specific CDKs(TM). During most of fiscal year 2001, we leveraged the marketing opportunity offered by the Vflash(TM) technology by presenting CDK 2.0(TM) client specific compact discs (CDK's) as the logical distribution method for the Vflash messenger in the form of commercially sold or promotionally distributed compact discs. On June 13, 2001, however, we sold substantially all of the business and assets of ValueFlash to Elbit. Pursuant to the sale, we entered into a Technology and License Agreement with Elbit, whereby we agreed to provide CDKs(TM) to Elbit in return for royalty fees and per disc production fees.

            We placed emphasis on research and development throughout fiscal 2001. The new version of our product, CDK 3.0., was launched this year. Since that time, we have generated revenue through client-specific CDK 3.0 discs for Maverick Records, WorldWest Communications, and Raval Media, Ford, IBM, Blockbuster, EMI and NBC. Our second revenue stream is from the sale of custom compact discs. Custom compact disc sales, which were minimal in fiscal 2000, increase in fiscal 2001.

            Azure Capital Holdings, LLC
            ---------------------------

            Our subsidiary, Azure Capital Holdings, LLC, was established on August 2, 2001. It is in the development stage and has not had significant operations to date.


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


            On October 7, 1999, we were deleted from the Over-the-Counter Bulletin Board until our Registration Statement on Form 10-SB, as amended, completed the U.S. Securities and Exchange Commission's ("Commission") comment process. We were re-instated on the Bulletin Board in April 2000.

            On January 13, 2000, we created ValueFlash.com Incorporated, a Delaware corporation. On June 13, 2001, we sold substantially all of the assets and business of ValueFlash to Elbit Limited (NASDAQ: ELBT), a corporation organized under the laws of Israel, and its subsidiaries (collectively, "Elbit") for $3.5 million plus the assumption of liabilities and forgiveness of indebtedness. Pursuant to the terms of the sale, on July 13, 2001, we changed the name of ValueFlash.com Incorporated to CDK Financial Corp. We continue to maintain a business relationship with Elbit (the owner of the VFlash technology) pursuant to a Technology and License Agreement between Elbit and us that provides for the distribution by Elbit of CDKnet, LLC's multimedia compact discs. Currently, our ownership in ValueFlash consists of 8,500,000 shares, or 80.76%, of the outstanding common stock and 2,500,000 options. The remaining shareholders of CDK Financial Corp. are: Alvin Pock, 75,000 shares; AMRO International, S.A., 425,000; Austost Anstalt Schaan, 100,000 shares; Balmore Funds, S.A., 100,000 shares; Mabcrown, Inc., 500,000 shares; Aizik Wolf, 50,000 shares; Incentive Management, Inc., 175,000 shares; ValueFlash Corporation PTE Ltd., 500,000 shares; and David Wolf, 100,000 shares.

            On August 2, 2001, we formed a fund and money management subsidiary, Azure Capital Holdings, LLC ("Azure"), to perform financial services for other customers. Azure is a limited liability company organized under the laws of Delaware. We own 60% of Azure directly and indirectly with the remaining ownership distributed among fund managers.

            In addition to our interests in CDK Financial Corp. and Azure Capital Holdings, we currently have two wholly-owned subsidiaries: Creative Technology and CDKnet, LLC. We directly own 100% of Creative Technology and 48.5% of CDKnet, LLC. Creative Technology owns the remaining 51.5% ownership interest of CDKnet, LLC, giving us an indirect 100% ownership interest of CDKnet, LLC. We conduct our business through both CDKnet, LLC and Azure. Our executive office as well as our manufacturing, research and development are conducted out of our office located at 250 West 57th Street, Suite 1101, New York, New York 10019. We can be reached at our principal offices by telephone at 212-547-6050 or through our website at: WWW.CDKNET.COM.

Our Industry
------------

                 The Custom Compact Disc Market
                 ------------------------------

                 A.   Industry Overview
                      -----------------

                 Internet usage has increased dramatically in the last decade. As a result, many new personal and commercial applications have been developed for Internet users and, increasingly, consumers are conducting business through Internet applications. We believe that web-connected multimedia compact discs will be one of the next significant applications of the Internet. Web-connected, multimedia compact discs contain audio, video and HTML (or, HyperText Markup Language, the underlying "code" for web pages) all navigable by a standard web browser. Our CDK(TM) technology forms the foundation multimedia for CD-ROM authoring, production, and custom online compilations. Further, our CDK(TM) technology provides an outstanding platform for the dissemination of Elbit's Vflash(TM) messenger.


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

                 B.   Competition
                      -----------


                 While other companies have the potential to develop web-based, audio and video, custom compact discs, we believe that none offer the economic, development or quality advantages of our CDK(TM) technology. We believe that there are four main companies currently offering custom audio compact disc development. These companies are Customdisc.com, Amplified.com, and K-Tel.com. However, we believe that none of these companies offer custom audio and video compact disc development. In an effort to further secure a strong position in the marketplace, CDKnet, LLC has submitted patent requests for certain aspects of our technology. Finally, we believe that other companies, including established Internet companies, software companies and companies in the entertainment business could enter this business and become competitors.

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


            The CDK(TM) HTML authoring system -- the process for creating web pages -- is used by CDKnet, LLC to produce custom HTML interface pages for specific clients in about a day. We have proprietary techniques for creating full-motion, full-screen video playback from using a compact disc. Any user with a personal computer of at least 166MHZ or Macintosh G3 should be able to play our custom audio and video compact discs.


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

                 (2)  Financial Services
                      ------------------


            We are actively seeking opportunities to finance companies with well developed, comprehensive business plans that reflect high growth potential and low burn rates. We intend to build a portfolio of these types of companies and help them grow with strategic planning, assistance with the development of management, and the provisions of additional financing through their network of strategic financial partners (including investment banking and possible direct public offerings).


Research & Development
----------------------


            Through the fiscal year ending June 30, 2001, we expended $225,000 on research and development of our products and services. During the fiscal year ending June 30, 2000, we expended approximately $164,000 on research and development. We continue development of our newly released CDK(TM) 3.0 technology.


            During the fiscal year ending June 30, 2001, we continued to enhance the value of our product/service offerings through ongoing research and development efforts. Specifically, we engaged in the following internal projects:


                o   Development of our financial services line of business;

                o Development of CDK(TM) 2.0 version featuring Macintosh compatibility, a reduced installation set as well as improved video performance; and

                o Development of CDK(TM) 3.0 version featuring video encryption, international language capabilities, and greater flexibility to alter the look, feel and function. We have also developed the "Game Installer" which allows browser-based installation of any software product from a CDK multimedia CD. This version [was released on March 31, 2001] [is in its final testing stage].


Sales and Marketing
-------------------

        1.   CDKnet, LLC
             -----------

             The primary marketing objective for CDKnet, LLC is to establish CDK(TM) technology as the standard for integrating digital audio, full-screen/full-motion video and Web links on a standard compact disc. CDK(TM) technology provides clients with the ability to distribute information and multimedia content to their existing and potential customer base. Additionally, our client-specific CDKs(TM) are ideally suited to distribute Elbit's Vflash(TM) messenger.

             CDKnet, LLC will continue to capitalize on the market opportunity presented by Elbit's VFlash(TM) Messenger by providing Elbit's clients with Web-connected multimedia compact discs (CDKs) that serve as an efficient distribution mechanism for the Vflash(TM) application. Additionally, CDKnet, LLC will continue to provide multimedia compact disc production to clients who are interested in developing compact disc-based marketing programs but who may not be candidates for a full-fledged Vflash program.

        2.  Azure Capital Holdings, LLC
            ---------------------------

            Our subsidiary, Azure Capital Holdings, LLC, was established on August 2, 2001. It is in the development stage and has not had significant operations to date.


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


            Our operational plan for fiscal 2002 anticipates that Elbit's Vflash Messenger will continue to be a major factor in our revenue and business growth. We expect such revenue growth to be generated from the Technology and Licensing Agreement with Elbit. Also, we will continue to focus on generating revenue from the sale of client specific compact discs, and development of our financial services division through our subsidiary, Azure.


            Costs are projected to increase to support the growing operations, clients, and subscribers and continuing development.

            For more information, see "Management's Discussion and Analysis or Plan of Operation."

Material Agreements
-------------------

            We consider the following agreements to be material in our ability to provide our customers with our products and services:

            o Technology and Licensing Agreement between CDKnet.com, Inc., Elbit Limited and Elbit VFlash Inc. dated June 13, 2001, under which the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees. Pursuant to the Agreement, the Licensees are entitled to make such improvements, derivatives and applications from our CDK(TM) technology as they may provided that they are used solely in the developing, marketing and selling of mechanisms for desk-top messaging. The Licensees shall also have the right to protect such improvements to, derivatives from, or applications to, our CDK(TM) technology by registering the same through patent, copyright, trademark applications or the like. Should we decide to sell all or portions of our ownership of the CDK(TM) technology, the Licensees shall have the option, for seven days from receipt of notice of the terms of the sale, to purchase such ownership interest on identical terms and conditions.

            o Agreement dated November 16, 1999 with Asia Pioneer, Ltd., a Hong Kong-based Internet technology company serving the Chinese-speaking world population. The agreement grants Asia Pioneer the right to our web-connected multimedia compact disc technology as well as MixFactory(TM) technology to offer customized multimedia compact discs through Asia Pioneer's new web site beatasia.com. Beatasia.com is a comprehensive music entertainment web site and is known as "the heartbeat of Asia." Rights extended in the agreement cover the worldwide Chinese speaking community. In exchange for these rights, we received a 4.89% ownership interest in Asia Pioneer at the completion of the underlying services. The parties also entered into a Subscription Agreement under which Asia Pioneer purchased 500,000 shares of our common stock at $.50 per share in two allotments. In accordance with the terms of the Agreement, Asia Pioneer assigned its rights, duties and obligations under the Agreement to Leadway Technology Limited.

            o Agreement between ValueFlash, CDKnet, LLC, Track Marketing Partners, Inc., and Arcadia Marketing, Inc. dated May 4, 2000 for the marketing of CDKnet technology. Track will have exclusive rights to market and/or sell the products to an established client list. From CDKnet, Track will receive (1) a percentage of the net revenues from the sale to a Track Client,
                 (2) CDKnet.com options based on gross revenues generated by Track Clients, and (3) if Track identifies or introduces investors to CDKnet, then Track will receive 2.5 percent of the investment made by that investor. This agreement is for 24 months except as to specific provisions identified as existing longer.

            o Agreement between ValueFlash, CDKnet, LLC, and Arcadia Marketing, Inc.(AMI) dated May 4, 2000 for the marketing of CDKnet technologies. AMI will receive compensation as follows:


                 >> From CDKnet.com: (1) options based on gross revenue created by AMI efforts or clients, and (2) 5 percent of the investment if AMI identifies or introduces investors to CDKnet.

                 >> AMI will also receive compensation in the form of: (1) 20 percent of CDKnet net revenue when sales are related to a Track client (2) CDKnet.com options based on revenues generated, (3) CDKnet.com options for every 1,000,000 compact disc units produced and (4) 2.5 percent of any investment in CDKnet identified by Track for CDKnet.

                 >> When JMC clients are involved, AMI will also receive compensation of (1) options to purchase CDKnet.com common stock based on gross revenue from AMI clients, (2) options to purchase CDKnet.com common stock for every 1,000,000 compact disc units produced with CDK(TM) technology if AMI clients were cause of production, and (3) 2.5 percent of investments made to CDKnet by an investor identified by JMC.

            o Agreement between ValueFlash, CDKnet, LLC, JMC Investments, LLC, and Arcadia Marketing, Inc. dated May 4, 2000 for the marketing of CDKnet technology. JMC will have exclusive rights to market and/or sell the products to an established client list. JMC will receive:


                 >> From CDKnet.com: (1) options to purchase CDKnet.com common stock based on gross revenues generated by JMC clients,
                      (2) options to purchase CDKnet.com common stock for the use of the CDK(TM) technology, and (3) if JMC identifies or introduces investors to CDKnet then JMC will receive
                      2.5 percent of the investment made by that investor.

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

            On June 13, 2001, we entered into a 3-year Technology and License Agreement along with Elbit Limited and Elbit Vflash Inc. Pursuant to the Agreement, the Licensees are entitled to make such improvements, derivatives and applications from our CDK(TM) technology as they may provided that they are used solely in the developing, manufacturing and selling of merchandise for desk-top messaging. The Licensees shall also have the right to protect such improvements to, derivatives from, or applications to, our CDK(TM) technology by registering the same through patent, copyright, trademark applications or the like. Should we decide to sell all or portions of our ownership of the CDK(TM) technology, the Licensees shall have the option, for seven days from receipt of notice of the terms of the sale, to purchase such ownership interest on identical terms and conditions.

            Additionally, on June 6, 2000, we filed a patent application (No. 09/588,768) for a system and method for disseminating information over a communication network according to predefined consumer profiles, for our Vflash(TM) product. On June 13, 2001, we assigned our patent application and intellectual property rights in VFlash(TM) to Elbit.

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

            o    Pending:
                 -------
                 TM: MIX FACTORY Serial No. 75/757,751 Filed: 7/22/99


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

            The future minimum lease commitments are as follows:

                        June 30, 2002                       $60,000
                        June 30, 2003                       $62,000
                        June 30, 2004                       $62,000
                        June 30, 2005                       $62,000
                        June 30, 2006                       $63,000

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

1.      Market Information
        ------------------

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


Calendar Quarter                          Ended Bid Prices
----------------                          ----------------

                                     Low                     High
                                     ---                     ----


FISCAL YEAR 2000
----------------

September 30, 1999                  $.968                   $1.843

December 31, 1999                   $.350                   $1.000

March 31, 2000                      $.375                   $8.200

June 30, 2000                       $1.312                  $5.950

FISCAL YEAR 2001
----------------

September 30, 2000                  $.687                   $3.937

December 31, 2000                   $.145                   $1.000

March 31, 2001                      $.1510                  $.2604

June 30, 2001                       $.086                   $.193


FISCAL YEAR 2002
----------------

September 30, 2001                  $.06                    $.11



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

3.      Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered
        ------------------------------------------------------------------------
        Securities
        ----------

        We have filed three registration statements, as amended, with the Commission registering certain shares of our common stock as follows:


            o On December 22, 1999, we filed a Registration Statement on Form SB-2 (File No. 333-93277), as amended, which became effective on March 27, 2000. Pursuant to Rule 429 of the Securities Act, we filed a post-effective amendment to this registration statement in our August 1, 2000 registration statement which is not yet effective.

            o On August 1, 2000, we filed a Registration Statement on Form SB-2 (File No. 333-42696), which also amended our prior SB-2 (File No. 333-93277). This registration statement is not yet effective.

            o On October 11, 2001, we filed a Registration Statement on Form S-8 (File No. 333-71356) to register 500,000 shares of our common stock pursuant to a Consulting Agreement between Mr. Steve Wildstein and us dated September 10, 2001.

            We incorporate by reference from our quarterly report on Form 10-QSB, dated May 21, 2001 (File No. 0-27587), the list of securities that we have issued or sold during the last three years. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemptions from registration provided by the Securities Act as follows:


            o 500,000 shares of our common stock to Steven E. Wilestein for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated September 10, 2001. We agreed to issue the shares to Mr. Wildstein in reliance upon the exemption provided by Regulation D and/or
                 Section 4(2) because he is an accredited investor who purchased the stock for investment purposes.

            o 250,000 shares of our common stock to Mike Muzio for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated September 10, 2001. We agreed to issue the shares to Mr. Muzio in reliance upon the exemption provided by Regulation D and/or Section 4(2) because he is an accredited investor who purchased the stock for investment purposes.

            o 154,679 shares of our common stock to Casa Di Cara on August 20, 2001 in connection with the conversion of $10,000 of our Preferred Stock Series A. We issued the stock to Casa DiCara in reliance upon the exemption provided by Regulation D and/or Section 4(2) because it is an accredited investor who purchased the stock for investment purposes.

            o 100,000 shares of our common stock to Scott Eliasoph for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated effective the 2nd day of May 2001. We agreed to issue the shares to Mr. Eliasoph in reliance upon the exemption provided by Regulation D and/or Section 4(2) because he is an accredited investor who purchased the stock for investment purposes.

            o 250,000 shares of our common stock to Wavecount Advisory Services for services to be rendered on an on-going basis in connection with an Investment Advisory Agreement between the parties dated effective the 2nd day of May 2001. We agreed to issue the shares to Wavecount in reliance upon the exemption provided by Regulation D and/or Section 4(2) because it is an accredited investor who purchased the stock for investment purposes.

            o Effective May 10, 2001, we agreed with Masaki Hashimoto to rescind his initial purchase of 2,631,579 of our common stock for $500,000, which we issued on January 4, 2001. We had agreed to issue the shares to Mr. Hashimoto in reliance upon the exemption provided by Regulation D and/or Section 4(2) because he was an accredited investor who purchased the stock for investment purposes.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

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

Overview
--------


        We are a holding company incorporated in the State of Delaware. We have two subsidiaries through which we conduct our business: (1) CDKnet, LLC, a New York limited liability company, and (2) Azure Capital Holdings, LLC, a Delaware limited liability company.

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


        In June 2001, we sold the assets of our subsidiary, ValueFlash to Elbit Limited for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness. In connection with the sale of ValueFlash, we entered into a Technology and License Agreement with Elbit whereby the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees.

        We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific compact discs and the sale of custom compact discs, in fiscal 2001, most of our resources were directed to developing and marketing the VFlash(TM) product in accordance with our fiscal 2001 operating plan. In light of the sale of ValueFlash and our new business strategy, we anticipate that our financial services business will be a major factor in our future revenue and business growth. We expect our future growth to be generated from (1) revenues from our technology and license agreement with Elbit and (2) from our financial services line of business once it develops.

        In fiscal 2001, significant expenditures were incurred for marketing and advertising the VFlash(TM) product and to build the infrastructure to support it. With the sale of ValueFlash, we expect our expenses and overhead to substantially reduced in fiscal 2002.

        In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs and custom compact disc services.


        Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.


        We receive funds from product sales and services. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 2.0, CDK(TM) 3.0, and Gameplayer 2.0.

        Following the sale of ValueFlash, we were left with cash reserves of approximately $3.5 million in cash and escrow receivables, under $1.4 million in liabilities and a royalty producing licensing based from our CDK(TM) technology platforms.

        In fiscal 2001, we successfully raised $1.4 million from private sales of our common stock. We have not explored financings since June 2001. However, if necessary, we will explore various financings including private placements and debt financings during fiscal 2002.


        As of October 5, 2001, we had 31,321,075 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."


Stock Dividend
--------------

        We have not issued a dividend to date.

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

        On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability corporation, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Our investment in Eascent was part of the implementation of our new business strategy. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Eascent.

        On October 4, 2001, we completed our second private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems LLC merged with Optical Systems Inc., a Delaware corporation formed for such purpose. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Our investment in Optical Systems was part of our continued implementation of our new business strategy to develop our financial services operations. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

Stock Issuance
--------------

        In September 2001, we issued 500,000 shares of our common stock to Steve Wildstein and 250,000 shares to Mike Muzio pursuant to consulting contracts with them.

Agreements
----------

        The following are highlights from our significant agreements:


        -- On May 31, 2001, we entered into a 3-year Technology and License Agreement with Elbit Vflash, Inc., a Delaware Corporation and Elbit Vflash Ltd, a company registered in the Isle of Man, (collectively the "Licenses") pursuant to which we granted the Licensees an irrevocable, non-exclusive world-wide license in our CDK(TM) technology. As consideration for granting the license, we will receive Mastering Fees, Media player Monthly Hosting Fees, specific fees for any Mixfactory custom compact discs and fees related to the replication of CDK(TM) masters prepared for the Licensees. Pursuant to the Agreement, the Licensees are entitled to make such improvements, derivatives and applications from our CDK(TM) technology as they many provided that they are used solely in the developing, manufacturing and selling of merchandise for desk-top messaging. The Licensees shall also have the right to protect such improvements to, derivatives from, or applications to, our CDK(TM) technology by registering the same through patent, copyright, trademark applications or the like. Should we decide to sell all or portions of our ownership of the CDK(TM) technology, the Licensees shall have the option, for seven days from receipt of notice of the terms of the sale, to purchase such ownership interest on identical terms and conditions.

        -- We entered into a Sales Agency Agreement with the Almont Group of Alexandria, Virginia, dated effective August 14, 2001, to represent our convergent multimedia technology, version CDK 3.0. Pursuant to the agreement, the Almont Group will market our CDK(TM) technology to help broaden our customer base and bring greater exposure to its unique presentational capabilities.


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


        For the year ended fiscal 2001, we expensed approximately $225,000 on research and development compared to $164,000 during fiscal year end 2000. Our research and development costs were higher during the fiscal 2001 due to expenditures for the development of VFlash(TM), enhancements to our core technology and product development.


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


        Net cash used in investing activities was $1.3 million for the year ended June 30, 2001, compared to $627,000 in the prior year period. Net cash used in investing activities in fiscal 2000 was primarily due to the purchases of furniture and equipment. Additionally, in fiscal year ended June 30, 2001, we spent $156,000 on software development, mostly on the VFlash(TM) product. We spent $470,000 in investments in joint ventures in fiscal year 2001.

        Net cash from financing activities was $4.9 million for the year ended June 30, 2001, compared to $5.6 million for the year ended June 30, 2000. Cash provided by financing activities resulted in proceeds of $1.4 million from the sale of our common stock, $606,000 in proceeds from the sale of ValueFlash assets and minority interest sale.

        The proceeds from these financing activities were used in fiscal
2001 to (i) continue our ongoing operations, (ii) to further develop our CDK(TM), VFlash(TM), Gameplayer, and MixFactory.com(TM) product lines, and (iii) repay our debt. With the exception of development of VFlash(TM), we anticipate to use our funds in the same manner in fiscal year 2002.


Factors Affecting Future Results
--------------------------------


        We do not provide forward-looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this annual report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of our internal estimate of revenue and operating expense levels. We face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.


ITEM 7. FINANCIAL STATEMENTS.
        --------------------

        Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        --------------------

        NONE.

                                    PART III
                                    --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH SECTION 16(a) OF THE EXCHANGE ACT
        --------------------------------------

        The following sets forth our directors and executive officers and key employees as of October 30, 2001, their respective ages, the year in which each was first elected or appointed a director, and any other office held by each director:

CDKnet.com, Inc.
----------------

NAME OF DIRECTOR/       AGE         POSITION HELD               DATE ELECTED
OFFICER                                                         OR APPOINTED
--------------------------------------------------------------------------------

Steven A. Horowitz      42          Chairman, Chief Executive   May 1998
                                    Officer, Chief Financial
                                    Officer and Secretary

Andrew J. Schenker      41          Director                    May 1998
Anthony J. Bonomo       42          Director                    May 1998


CDKnet, LLC
-----------------

NAME OF DIRECTOR/       AGE         POSITION HELD               DATE ELECTED
OFFICER                                                         OR APPOINTED
--------------------------------------------------------------------------------
Steven A. Horowitz      42          Chairman, Chief Financial   May 1998
                                    Officer, and Secretary

Don Hegarty             32          Chief Technical Officer     July 2000

FAMILY RELATIONSHIPS
--------------------

No family relationship exists between or among any of our directors, executive officers, and significant employees, as defined below, or any person contemplated to become such.

BUSINESS EXPERIENCE
-------------------

STEVEN A. HOROWITZ - Chairman, Chief Executive Officer, Chief Financial Officer and Secretary, CDKnet.com, Inc.; and Chairman, Chief Financial Officer and Secretary of CDKnet, LLC.

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

ANTHONY J. BONOMO - Director, CDKnet.com, Inc.

Mr. Bonomo has served as a director of CDKnet.com since June, 1998. He has, since 1986, served in various executive capacities at Administrators for the Professions, Inc., the Physicians' Reciprocal Insurers, one of the largest medical malpractice carriers in New York State, including Executive Vice President and Chief Operating Officer from 1993 to 1995 and President from 1995 to the present. Mr. Bonomo is a member of the New York State Bar and serves as a board member of several charitable associations and foundations.

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

DON HEGARTY - Chief Technical Officer, CDKnet, LLC

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

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
             -------------------------------------------------------

            Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during the fiscal year ended June 30, 2000, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.

ITEM 10.    EXECUTIVE COMPENSATION
            ----------------------

The following sets forth all compensation paid by us of fiscal year ended June 30, 2001, to all of the executive officers of our subsidiaries, CDKnet, LLC and Valueflash.com Incorporated.

1. EXECUTIVE OFFICER COMPENSATION

CDKnet, LLC
----------------

The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2000, to all of our executive officers:

                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------
                                           Annual Compensation(1)(2)                      Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                Other                  Securities              All Other
                                                               Annual     Restricted   Underlying               Compen-
         Name And                                             Compen-        Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus       sation    Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz(3)       FY00               0       --        78,000         --               0       --          --
                            FY01               0       --             0         --       1,550,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi(4)            FY00          75,000       --        29,000         --       1,500,000       --          --
                            FY01               0       --             0         --       1,500,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Israel Hersh(5)             FY00          45,000       --         2,100         --         100,000       --          --
                            FY01               0       --             0         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur(6)              FY00               0       --        23,000         --         500,000       --          --
                            FY01               0       --             0         --         500,000       --          --

--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly            FY00          50,673       --            --         --         280,000       --          --
                            FY01               0       --            --         --         100,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern             FY00          47,692       --            --         --         280,000       --          --
                            FY01               0       --            --         --         100,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Keith A. Fredericks         FY00          63,766       --            --         --              --       --          --
                            FY01               0       --            --         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00          50,000       --            --         --       1,000,000       --          --
                            FY01               0       --            --         --         200,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Don Hegarty                 FY00          69,160       --            --         --          50,000       --          --
                            FY01               0       --            --         --          50,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

1 We discontinued compensation to Messrs. Bar-Lavi, Shur, Jolly, Kern and Ross in February 2000 upon their transition to consultants for CDKnet, LLC and to officers of ValueFlash.com.
2 In fiscal 2001, each of the named officers are to receive salary compensation as follows:

         Steven A. Horowitz              $ 0
         Donald Hegarty                  $ 90,000

3 Mr. Horowitz is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. In fiscal 2000, Mr. Horowitz was considered a consultant because he did not keep regular hours, decided his own schedule and otherwise fit the characteristics of a consultant as promulgated under the relevant sections of the Internal Revenue Code and Regulations and case law. During fiscal 2000, we accrued $78,000 for such consulting services for Mr. Horowitz, none of which has been paid. Commencing July 1, 2000, Mr. Horowitz became an employee of CDKnet.com, Inc.
4 Mr. Bar-Lavi received $25,000 in consulting fees from CDKnet, LLC in fiscal 2000 prior to becoming an employee. Additionally, Mr. Bar-Lavi received $4,000 in local transportation allowance reimbursements as an employee. Effective June 13, 2001, Mr. Bar-Lavi resigned his position with CDK, LLC as a result of the sale of substantially all of the assets and business of ValueFlash.
5 Mr. Hersh received $2,000 in local transportation allowance reimbursements. Mr. Hersh resigned his position on January 1, 2001.

6 Mr. Shur was a consultant to CDKnet, LLC prior to becoming an employee. His firm received $23,000 in consulting fees and expense reimbursements in fiscal 2000. Effective June 13, 2001, Mr. Shur resigned his position with CDK, LLC as a result of the sale of substantially all of the assets and business of ValueFlash.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
                               -------------------

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                     Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                             Options/SARs           In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz                750,000                 0%                 $.20                1/8/03
                                  800,000                 0%                 $.50               1/31/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shai Bar-Lavi                     500,000                 0%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur                       500,000                 0%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly                  100,000                 0%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern                   100,000                 0%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross                          200,000                 0%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves                     500,000                 0%                 $.16                2/8/03
-------------------------- ------------------ --------------------- -------------------- -------------------

-------------------

(1) Mr. Hersh resigned as President of CDKNET, LLC effective January 1, 2001. At the time of his resignation, he had 100,000 options which had been granted on February 1, 2000, which options were cancelled upon his resignation.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
                                -----------------

-------------------------- -------------- -------------- ------------------- -------------------
                                                              Number Of
                                                             Securities           Value Of
                                                             Underlying          Unexercised
                              Shares                         Unexercised        In-The-Money
                            Acquired                        Options/SARs        Options/SARs
                                 On            Value        At FY-End (#)       At FY-End ($)
                             Exercise        Realized       Exercisable/        Exercisable/
    Name                         (#)             ($)        Unexercisable       Unexercisable
      (a)                        (b)             (c)             (d)                 (e)
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------
Steven A. Horowitz         FY00   750,000      4,050,000                 0/0                  $0
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0         1,578,571/0                   0
                           -------------- -------------- ------------------- -------------------

Shai Bar-Lavi(1)           FY00         0              0         1,500,000/0          $1,125,000
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0                   0                   0
                           -------------- -------------- ------------------- -------------------

Israel Hersh(1)            FY00         0              0           0/100,000                   0
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0                   0                   0
                           -------------- -------------- ------------------- -------------------

Shlomo Shur(1)             FY00         0              0           500,000/0            $375,000
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0                   0                   0
                           -------------- -------------- ------------------- -------------------

Michael W. Jolly(1)        FY00         0              0     143,334/146,666            $107,501
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0           100,000/0                   0
                           -------------- -------------- ------------------- -------------------

Russell A. Kern(1)         FY00         0              0     143,334/146,666            $107,501
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0           100,000/0                   0
                           -------------- -------------- ------------------- -------------------

Keith Fredericks(1)        FY00         0              0              10,000                   0
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0                   0                   0
                           -------------- -------------- ------------------- -------------------

Bob Reeves(1)              FY00         0              0           0/250,000                   0
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0           500,000/0                   0
                           -------------- -------------- ------------------- -------------------

Tom Ross(1)                FY00         0              0     700,000/300,000            $525,000
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0             200,000                   0
                           -------------- -------------- ------------------- -------------------

Don Hegarty                FY00         0              0       12,500/37,500              $9,375
                           -------------- -------------- ------------------- -------------------
                           FY01         0              0              50,000                   0
-------------------------- -------------- -------------- ------------------- -------------------

-------------------

(1) Messrs. Bar Lavi, Shur, Reeves, Ross, Kern and Jolly resigned their respective positions effective June 13, 2001. Each of their Plan options were automatically canceled upon the termination of their employment. Messrs. Fredericks and Hersh resigned their positions effective December 17, 1999 and January 1, 2001, respectively. Each of their options were automatically canceled upon termination of their employment.

2.   COMPENSATION OF DIRECTORS

Effective January 9, 2001, our directors agreed to be compensated for their services at the rate of $2,000 per year, retroactive to their respective dates of engagement.

3.   EMPLOYMENT AGREEMENTS

In August 1999, we entered into an employment agreement with Shai Bar Lavi to serve as President of CDKnet, LLC. The agreement provides that Mr. Lavi shall receive: (A) an annual salary of $150,000, (B) an annual bonus determined by the Management Committee's sole discretion, provided that Mr. Lavi's combined salary and bonus is not exceeded by that of any of our full time employees (to a maximum of $500,000 combined salary and bonus) and (C) a stock option to purchase 750,000 shares of our common stock, with an exercise price of $1.00 per share. The options will vest 25% every six months from the Commencement Date and may be exercised in multiples of five thousand shares. Mr. Lavi may exercise up to 50% of the options outstanding (up to an aggregate of 375,000) at any time by converting such options into common stock. The agreement provides for a two year term and may be terminated upon notice with or without "cause" (as defined). If terminated without cause, Mr. Bar-Lavi is entitled to six months salary as severance. If he resigns or is terminated for cause, our obligations under the contract will cease (options terminate 90 days from such resignation or termination). The Agreement terminated upon his resignation on June 13, 2001.

In June 1999, we entered into a finders agreement with Shai Bar Lavi and Frederick E. Smithline (together referred to as "Finders"). In return for the Finders' efforts to introduce to us one or more parties who may be interested in
(a) the potential financing of CDKnet.com, (b) the purchase or merger with us or
(c) establishment of a joint venture with us (collectively referred to as a "Transaction"). Under the Agreement, Mr. Smithline shall receive a five year warrant to acquire 100,000 shares of our common stock at an exercise price of $1.00 per share. Additionally, we will pay Finders' Success Fees (50% to Shai Bar Lavi and 50% to Frederick E. Smithline) as follows: (i) upon completion of a financing transaction ((a) above) arising out of finder's introduction that results in at least $2 million, we will issue to finder five year warrants to purchase the greater of 500,000 shares of our common stock at $1.00 per share, or 2.5% of our common stock outstanding at an exercise price of $1.00 per share. If the financing is less than $2 million, the fee shall be reduced proportionately; (ii) upon completion of a purchase or merger ((b) above), we shall pay finder 5% of the total consideration paid to us or 5% of the total consideration paid by us to a third party; or (iii) upon the completion of a joint venture ((c) above), we shall pay finder an amount equal to 5% of that portion of the venture contributed by the party. Under the agreement, we agree to reimburse finder for reasonable out of pocket expenses incurred during its activities effectuating this agreement. We have the right, without any liability to the finder, to terminate discussions for the financing, purchasing or venture involving us for any reason. The agreement has a term of twelve months, subject to early termination by us (providing there is thirty days notice). The Agreement terminated upon his resignation on June 13, 2001.

In August 1999, we entered into an employment agreement with Tom Ross, Executive Vice President and Entertainment Division Chief CDKnet, LLC. The agreement provides that Mr. Ross shall receive: (A) an annual salary of $100,000, (B) a right to a bonus determined annually by the Management Committee, in its sole discretion and (C) a stock option to purchase up to 1,000,000 shares of common stock in CDKnet.com with an exercise price per share of $1.00. The options may be exercised in multiples of five thousand shares and will vest as follows:
150,000 upon execution of the agreement, and 150,000 shares every six months from the Commencement Date of the agreement; and 62,500 shares during the term when our revenues reach $5 million, $10 million, $20 million and $30 million. All of the options will vest immediately if: (1) this agreement is terminated without cause; (2) upon the sale of all or substantially all of the assets of the Company or 50% or more of the equity interests in us; or (3) if any third party obtains the right to control our Management Committee. Mr. Ross may exercise up to 50% of the options outstanding (up to an aggregate of 500,000) at any time by converting such options into common stock. The Agreement terminated upon his resignation on June 13, 2001.

The agreement provides for a two year term and may be terminated upon notice by us, with or without "cause." Mr. Ross is given the right to terminate the agreement for "good reason." If the agreement is terminated by us without cause or by Mr. Ross for good cause, we must pay Mr. Ross his monthly salary multiplied by the number of months remaining until the end of the agreement's two year term, plus all of the outstanding but not vested options shall vest. If he resigns or is terminated for cause, our obligations under the contract will cease (options terminate 90 days from such resignation or termination).

ValueFlash.com Incorporated
---------------------------

The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2001, to the executive officers of our subsidiary, CDK Financial Corp. (F/K/A ValueFlash.com). On June 13, 2001, we completed the sale of substantially all of the assets and business of ValueFlash to Elbit Limited and Messrs. Bar-Lavi, Shur, Reeves, Jolly, Ross and Kern each resigned their positions effective on that date.



                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------

                                           Annual Compensation(1)                         Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                                       Securities
                                                                Other                    Under-                All Other
                                                               Annual     Restricted     lying                 Compen-
         Name And                                              Compen-       Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus      sation     Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi(2)            FY00             75,000         0       8,400            0    1,500,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur(2)              FY00             50,000         0       9,100            0    1,000,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Robert Reeves(2)            FY00             36,474         0       1,500            0      250,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly(2)(3)      FY00             41,667         0      33,950            0      300,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00             62,500         0       --               0    1,000,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz          FY00              --            0       --               0      750,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern(3)          FY00             41,667         0      10,000            0      300,000          0           0
                            FY01
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

---------------

1 In fiscal 2002, no salary compensation is due to any former ValueFlash officer.

2 Messrs. Bar-Lavi, Shur, Reeves and Jolly received local transportation allowance and reimbursements of $8,400, $9,100, $1,500 and $1,950, respectively.
3 Messrs. Jolly and Kern received sales commissions of $32,000 and $10,000, respectively.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                     Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                            Options/SARs             In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------
Shai Bar-Lavi(1)           FY00  1,250,000(3)          18.29%               $1.50               1/27/05
                           FY01    250,000              3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur(1)             FY00    750,000(3)          10.98%               $1.50               1/27/05
                           FY01    250,000              3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves(1)           FY00    250,000(3)           3.66%               $1.50                4/9/05
                           FY01
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz         FY00    750,000             10.98%               $1.50               1/27/05
                           FY01
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly(1)        FY00    300,000(3)           4.39%               $1.35               1/13/05
                           FY01
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross(1)                FY00  1,000,000(3)          14.63%               $1.35               1/13/05
                           FY01
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern(1)         FY00    300,000(3)           4.39%               $1.35               1/13/05
                           FY01
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael Vasinkevich(2)     FY00  1,250,000(3)          18.29%               $1.50               1/27/05
                           FY01
-------------------------- ------------------ --------------------- -------------------- -------------------

--------------------------
(1) Effective June 13, 2001, Messrs. Bar-Lavi, Shur, Reeves, Jolly, Ross and Kern each resigned their positions with ValueFlash.com Incorporated.

(2) Effective October 16, 2000, Mr. Vasinkevich resigned as a director of ValueFlash.

(3) The options indicated were cancelled as of their owner's respective resignations from ValueFlash.com Incorporated.


         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES

-------------------------- -------------- -------------- ------------------- -------------------

                                                             Number Of
                                                              Securities           Value Of
                                                             Underlying          Unexercised
                              Shares                        Unexercised        In-The-Money
                             Acquired                      Options/SARs         Options/SARs
                                 On            Value      At FY-End (#)       At FY-End ($)
                             Exercise        Realized       Exercisable/        Exercisable/
    Name                         (#)             ($)      Unexercisable        Unexercisable
      (a)                        (b)             (c)               (d)              (e)
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------
Shai Bar-Lavi              FY00   0              0               0/250,000                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Shlomo Shur                FY00   0              0               0/250,000                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Robert Reeves              FY00   0              0                     0/0                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Steven A. Horowitz         FY00   0              0               750,000/0                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Michael W. Jolly           FY00   0              0                     0/0                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Russell A. Kern            FY00   0              0                     0/0                0
                           FY01
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Tom Ross                   FY00   0              0                     0/0                0
                           FY01
-------------------------- -------------- -------------- ------------------- -------------------

-------------------

2.    COMPENSATION OF DIRECTORS

None of our directors were compensated in fiscal year 2000 for their services.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

         SECURITY OWNERSHIP OF CERTAIN NON-MANAGEMENT BENEFICIAL OWNERS

The following are our non-management, beneficial owners of more than 5 percent of the outstanding shares amount of our common stock, $.001 par value, as of October 5, 2001:

Name and Address of                 Amount and Nature               Percent of
Beneficial Stockholder              of Beneficial Ownership         Class (1)(2)
----------------------              -----------------------         ------------

Masaki Hashimoto                           7,368,421                    23.53%
2-3-35 Nighizaka Tsushima
Okayama City, Okayama Japan

Erno and Rachel Bodek                      3,000,000                    9.58%
c/o Victoria Sales Corporation
541 West 21st Street
New York, New York 10011

Beneficial Owners as a group (3)
--------------------------------------
Notes to table of non-management beneficial shareholders

(1) There were 31,321,075 shares of common stock outstanding as of October 5, 2001.

(2) Except as described in footnote (5) below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes.

(3) As set forth in this table, there are 2 individuals or entities who are not members of our management each of whom individually owns 5% or more of our common stock. In addition to these individuals, there is a large group of individuals who may constitute beneficial owners of our common stock pursuant to the terms of a Stockholders Agreement dated May 7, 1998. Under the Stockholder's Agreement, its 35 signatories are required to vote their respective shares of stock identified in the Agreement as a class under certain circumstances. The names of the 35 signatories and their respective ownership interests are incorporated by reference in Exhibit 99.1 of this document. As a result, the signatories as a group may constitute beneficial owners of our common stock although only a few individually owns more than 5% of our common stock. The voting and certain other provisions of the Stockholders Agreement have been rescinded by 16 of the signatories to the Shareholders Agreement. We believe it is the position of the signatories to the Stockholders Agreement that they do not constitute a "group" as such term is defined under Rule 13(d)(3) promulgated under the Securities Exchange Act of 1934, as amended. The rescindment will not become effective until all 35 shareholders execute the Stockholders' Agreement. Further, under the terms of the Agreement, it will terminate upon our filing an effective initial public offering with the Commission. We consider our Form 10-SB, as amended, filed on October 7, 1999 (File No. 0-27587) which became effective on December 7, 1999, to be an initial public offering. Therefore, we believe that the Agreement terminated on its own terms on December 7, 1999.

                        SECURITY OWNERSHIP OF MANAGEMENT
                        --------------------------------

The following table sets forth information with respect to the share ownership of our common stock, $.001 par value, by our officers and directors, both individually and as a group, and by the record and/or beneficial owners of more than 5 percent of the outstanding amount of such stock as of October 30, 2001:

                SHARES OF COMMON STOCK OWNED BENEFICIALLY AND OF
                              RECORD BY MANAGEMENT

Name and Address                    Amount and Nature               Percent of
of Beneficial Owner                 of Beneficial Ownership         Class(1)(2)
------------------                  -----------------------         -----------
Steven A. Horowitz                         3,332,496(3)                9.55%
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

Andrew J. Schenker                           313,306(4)                 *
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

Anthony J. Bonomo                            250,000(5)                 *
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

Shai Bar-Lavi                              1,500,000(6)                4.57%
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

Shlomo Shur                                  500,000(7)                1.57%
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

Don Hegarty                                   50,000(8)                 *
c/o 250 West 57th Street
Suite 1101
New York, NY 10019

All officers and directors                 5,945,802(9)               16.87%
as a group (10 persons)
---------------------------------------
Notes to table of beneficial shareholders
*Denotes less than 1%

(1) There were 31,321,075 shares of common stock outstanding as of October 5, 2001.

This table also does not include options to purchase shares of our common stock under the Plan held by Mr. Israel Hersh, the former President of CDKnet, LLC. Mr. Hersh resigned effective January 1, 2001. This table does not include options of Messrs Bar-Lavi and Shur who resigned effective June 13, 2001. All of the plan options held by Messrs. Frederick and Hersh expired upon their resignation.

(2) Except for the limitations set forth in the Stockholders Agreement dated May 7, 1998, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes. See Exhibit 4.2.

(3) This table includes 28,571 two-year Warrants to purchase common stock. Mr. Horowitz is our Chairman of the Board of Directors, Chief Executive Officer, Chief Financial Officer and Secretary. This figure does not include 150,000 warrants issued to Horowitz, Mencher, Klosowski & Nestler P.C., a law firm formerly controlled by Mr. Horowitz, in connection with a loan and loan extension. Of the 3,332,496 shares attributed to Mr. Horowitz in the table, 30,000 shares are owned by his wife, Katherine Horowitz, 10,000 are held by Mr. Horowitz c/f Daniel Horowitz UGMA NY and 10,000 are held by Mr. Horowitz c/f Joshua D. Horowitz UGMA NY. This table also includes 750,000 two-year warrants to purchase common stock at the exercise price of $0.20 per share and 800,000 two-year options to purchase common stock at the exercise price of $0.50 per share.

(4) This table includes options to purchase 50,000 shares of our common stock under the Plan and options to purchase 100,000 shares of common at $0.20 per share outside of the plan. Mr. Schenker is one of our directors.

(5) This table includes options to purchase 50,000 shares of our common stock under the Plan and options to purchase 100,000 shares of common at $0.20 per share outside of the plan. Mr. Bonomo is one of our directors.

(6) This table includes 750,000 warrants to purchase common stock at $1.000 per share, 350,000 options to purchase common stock at $1.00 outside of the Plan and 500,000 options to purchase common stock outside of the Plan at $.16 per share.

(7) This table includes 500,000 options to purchase common stock at $.16 per share outside of the Plan.

(8) This table includes 50,000 options to purchase common stock at $1.00 per share under the Plan.

(9) Includes all stock options to purchase shares of common stock and Warrants owned by officers and directors.

2. INDEBTEDNESS OF MANAGEMENT

No member of our management is or has been indebted to us. No director or executive officer is personally liable for repayment of amounts advanced any financing received by us.

3. PROMOTERS

   None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

1. TRANSACTIONS WITH MANAGEMENT AND OTHERS; CERTAIN BUSINESS RELATIONSHIPS; PROMOTERS

We have incorporated by reference the list of our transactions with management and others from our:

     o annual report on Form 10-KSB (File No. 27587), dated October 14, 2000, as amended;

     o quaterly reports on our Form 10-QSB dated November 14, 2000 (File No. 0-27587) and dated February 14, 2001 (File No. 0-27587)

     o   Form 8-K (File No. 0-27587) dated July 5, 2001

In addition to these transactions, the following transactions have been with our management:

On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability corporation, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Our investment in Eascent was part of the implementation of our new business strategy. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Eascent.

On October 4, 2001, we completed our second private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems LLC merged with Optical Systems Inc., a Delaware corporation formed for such purpose. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and
(2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Our investment in Optical Systems was part of our continued implementation of our new business strategy to develop our financial services operations. Steven
A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

2. INDEBTEDNESS OF MANAGEMENT

No member of our management is or has been indebted to us. No director or executive officer is personally liable for repayment of amounts advanced from any financing received by us.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

          (a) The exhibits to this Form 10-KSB are listed in subsection (d) of this Item 13.

          (b) We filed two reports on Form 8-K during fiscal year 2000 as follows:

               1. On July 5, 2001, we filed a report on Form 8-K (File No. 0-27587) announcing the sale of substantially all of the business and assets of our subsidiary, ValueFlash, to Elbit.

               2. On January 17, 2001, we filed a report on Form 8-K (File No. 0-27587) announcing the completion of a financing transaction with Mr. Masaki Hashimoto for investment in ValueFlash of up to $2.8 million for subscription shares of ValueFlash common stock.

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

     4.3 Subscription Agreement, between CDKnet.com, Inc. and Mr. Masaki Hashimoto dated December 15, 2000. (Incorporated by reference from our Report on Form 8-K filed on January 17, 2001 (File No. 0-27587)).

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

                                   SIGNATURES


            In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report on form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CDKnet.com, Inc. (Registrant)

                                           By: /s/ Steven A. Horowitz
                                               ---------------------------------
                                           Chairman, Chief Executive Officer,
                                           Chief Financial Officer and Secretary

                                           Date:  October 30, 2001

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Chairman, Chief Executive
                            Officer, Chief Financial
/s/ Steven A. Horowitz        Officer and Secretary            October 30, 2001
----------------------        ---------------------            ----------------
Steven A. Horowitz                  Title                            Date


/s/ Andrew J. Schenker              Director                   October 30, 2001
----------------------              --------                   ----------------
Andrew J. Schenker                  Title                            Date



/s/ Anthony J. Bonomo               Director                   October 30, 2001
---------------------               ---------                  ----------------
Anthony J. Bonomo                   Title                            Date

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