Form 10QSB
period 2001-09-30
CDKNET COM INC
filed 2001-11-19
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2001.

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



                              250 West 57th Street
                                   Suite 1101
                            New York, New York 10019
                                 (212) 547-6050
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

                                      N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: November 16, 2001            32,321,075
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

6.       Exhibits and Reports on Form 8-K ...........................    II-4

Signatures ..........................................................    II-5

                         PART I-- FINANCIAL INFORMATION

Item 1.           Financial Statements.
                  --------------------

                                 C O N T E N T S


                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at September 30, 2001 (unaudited)         F-1

      Consolidated Statements of Operations for the three months
         ended September 30, 2001 and 2000 (unaudited)                     F-2

      Consolidated Statements of Cash Flows for the three months
         ended September 30, 2001 and 2000 (unaudited)                     F-3

      Notes to Consolidated Financial Statements                           F-5

                        CDKNET.COM, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                September 30,
                                                                                   2001
                                                                                ------------
                                       ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                       $  1,467,656
  Cash escrow                                                                        750,000
  Prepaid expenses and other current assets                                           41,173
                                                                                ------------
          Total current assets                                                     2,258,829

NOTES RECEIVABLE                                                                     600,000

CASH ESCROW                                                                          500,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $395,483                       201,772


OTHER ASSETS                                                                          19,739
                                                                                ------------

                                                                                $  3,580,340
                                                                                ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                          $    717,699
  Due to related parties                                                              38,000
  Current portion of long-term debt and capitalized lease obligations                 21,939
                                                                                ------------
          Total current liabilities                                                  777,638
LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                             107,537
SUBORDINATED CONVERTIBLE DEBENTURES                                                  165,000
MINORITY INTEREST                                                                    179,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,390,000 shares outstanding                                 1,204,893
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 31,921,075; shares issued and outstanding                       3,115
  Additional paid in capital                                                      23,155,307
  Accumulated deficit                                                            (22,012,150)
  Unearned compensation expense
                                                                                ------------
                                                                                   2,351,165
                                                                                ------------

                                                                                $  3,580,340
                                                                                ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                          Three months          Three months
                                                             ended                  ended
                                                          September 30,          September 30,
                                                              2001                   2000
                                                          ------------           ------------
Net revenues                                                                     $  1,848,000
Cost of revenues                                                                    1,085,000
                                                          ------------           ------------

          Gross profit (loss)                                  763,000

Selling, general and administrative expenses                   268,741              2,357,000
Depreciation and amortization                                   22,375                541,000
                                                          ------------           ------------

          Loss from operations                                (291,116)            (2,135,000)

Other income and (expense)
    Interest income                                             16,157                  4,000
    Interest expense,                                           (3,108)                (8,000)
    Equity share of affiliated companies' losses              (200,000)
    Minority interest in loss of subsidiary                    211,000
                                                          ------------           ------------

          NET LOSS                                        ($   278,067)          ($ 2,128,000)
                                                          ============           ============

Preferred Dividend                                              27,268                  7,000
                                                          ------------           ------------
Net Loss to common Stockholders'                          ($   305,335)          ($ 2,135,000)
                                                          ============           ============

Basic and diluted earnings (loss) per share               ($      0.01)          ($      0.10)
                                                          ============           ============

Weighted-average shares outstanding-
    basic and diluted                                       30,569,769             21,228,120
                                                          ============           ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three months ended   Three months ended
                                                                    September 30,       September 30,
                                                                        2001                 2000
                                                                     ----------           ----------
Cash flows from operating activities
  Net loss                                                             (278,067)          (2,135,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                        22,375              541,000
    Stock based compensation                                            166,500
    Compensation related to stock option plan                                                 33,000
    Common stock and stock warrants issued for services                                       82,000
    Minority interest in loss of consolidated subsidiary                                    (211,000)
    Equity share of affiliated company's loss                                                200,000
    Changes in assets and liabilities
      Accounts receivable                                                                    (74,000)
      Inventory                                                                              166,000
      Prepaid expenses and
          other current assets                                            6,827               16,000
      Accounts payable and accrued expense                              (97,716)             386,000
      Due to related party                                                                   (20,000)
      Deferred Revenue                                                                       418,000
                                                                     ----------           ----------
          Net cash used in operating activities                        (180,081)            (598,000)
                                                                     ----------           ----------

Cash flows from investing activities
    Purchase of furniture and equipment                                                     (148,000)
    Investment in affiliate                                                                 (470,000)
    Software development                                                                    (114,000)
    Other liabilities                                                                         38,000
    Investment in notes receivable                                     (600,000)
    Other assets                                                          1,261               34,000
                                                                     ----------           ----------
          Net cash used in investing activities                        (598,739)            (660,000)
                                                                     ----------           ----------

Cash flows from financing activities
    Principal payments on capitalized lease of obligations              (10,524)              16,567
    Minority interest                                                                        140,000
    Equity in ValueFlash                                                                     410,000
    Preferred Dividends                                                                        7,000
                                                                     ----------           ----------

          Net cash provided by financing activities                     (10,524)             573,567
                                                                     ----------           ----------

          NET INCREASE (DECREASE) IN CASH                              (789,344)            (684,433)
Cash at beginning of period                                           2,257,000            1,035,000
                                                                     ----------           ----------

Cash at end of period                                                 1,467,656              286,000

The accompanying notes are an integral part of this statement.

                     CDKNET.COM, INC. AND SUBSIDIARIES

                                                                Three months ended   Three months ended
                                                                    September 30,       September 30,
                                                                        2001                 2000
                                                                     ----------           ----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                          3,108                8,000
Noncash investing and financing transactions:
    Stock issued upon conversion of subordinated debentures                                   17,000
    Stock issued upon conversion of preferred stock                      50,598               50,000
    Preferred stock dividends                                                                 28,000


















The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended September 30, 2001 and 2000 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2001 Form 10-KSB.

The operating results for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2001, the Company executed the following summarized equity transactions:

     o The Company converted 60,000 of preferred stock into 1,154,679 shares of common stock.

     o In September 2001, we issued 500,000 shares of our common stock to Steve Wildstein and 250,000 shares to Mike Muzio pursuant to consulting contracts with them. The Company valued these shares at the closing market price on the date of issuance. Accordingly, $40,500 was expensed in the quarter ended September 30, 2001.

NOTE 3.  RECENT DEVELOPMENTS

On August 2, 2001, we formed a new subsidiary, Azure Capital Holdings, LLC that will be the initial stage of our business strategy change to the financial services market. We anticipate that Azure will serve as the centerpiece of our financial services operations as we move towards being a financial services company for the small to medium sized corporate markets.

On August 14, 2001, we completed a private equity investment in Eascent, LLC, a New York limited liability company, engaged in the import, export and distribution of new products and technologies between the United States and Eastern and Central Europe. This investment consists of convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan investment into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Eascent.

In September 2001, we loaned $500,000 to DBS Industries under a convertible note receivable. This note bears interest at 6% per annum and is convertible at the lower of $0.98 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. However, the conversion price shall in no event be lower than $0.21 per share (the Minimum Conversion Price).

NOTE 4.  SUBSEQUENT EVENTS

In October 2001, the Company loaned $200,000 to a former affiliate sold as part of the sale of the VFlash assets on June 13, 2001. Such loan was to be used to fund a receivable sold as part of the VFlash assets. This loan will be recorded against a reserve established at June 30, 2001 for the receipt of the full amount of escrowed cash funds due to various contingencies that remain to be resolved.

In October 2001, we completed a private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems, LLC merged with Optical Systems, Inc, a Delaware company formed for such purpose. The investment consists of convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan investment into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

NOTE 5.  NEW ACCOUNTING DEVELOPMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairment or disposals.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

RESULTS OF OPERATIONS
---------------------

The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, the competitive multimedia compact discs and financial services industries and the risks associated with capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

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

As of November 16, 2001, we had 32,321,075 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

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

On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability company, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years.

Our investment in Eascent was part of the implementation of our new business strategy. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Eascent.

In September 2001, we loaned $500,000. to DBS Industries under a convertible note receivable. This note bears interest at 6% per annum and is convertible at the lower of $0.98 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. However, the conversion price shall in no event be lower than $0.21 per share (the Minimum Conversion Price).

In October 2001, we loaned $200,000 to a former affiliate sold as part of the sale of the VFlash assets on June 13, 2001. Such loan was to be used to fund a receivable sold as part of the VFlash assets. This loan will be recorded against a reserve established at June 30, 2001 for the receipt of the full amount of escrowed cash funds due to various contingencies that remain to be resolved.

In October 2001, we completed a private equity investment in Optical Systems, LLC, a New York limited liability company, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems, LLC merged with Optical Systems, Inc, a Delaware company formed for such purpose. The investment consists of convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan investment into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

Stock Issuance
--------------

In September 2001, we issued 500,000 shares of our common stock to Steve Wildstein and 250,000 shares to Mike Muzio pursuant to consulting contracts with them.

Agreements
----------

The following are highlights from our significant agreements:

     -- On May 31, 2001, we entered into a 3-year Technology and License Agreement with Elbit Vflash, Inc., a Delaware Corporation and Elbit Vflash Ltd, a company registered in the Isle of Man, (collectively the "Licenses") pursuant to which we granted the Licensees an irrevocable, non-exclusive world-wide license in our CDK(TM) technology. As consideration for granting the license, we will receive mastering fees, Media player Monthly Hosting Fees, specific fees for any Mixfactory(TM) custom compact discs and fees related to the replication of CDK(TM) masters prepared for the Licensees. Pursuant to the Agreement, the Licensees are entitled to make such improvements, derivatives and applications from our CDK(TM) technology as they may provided that they are used solely in the developing, manufacturing and selling of merchandise for desk-top messaging. The Licensees shall also have the right to protect such improvements to, derivatives from, or applications to, our CDK(TM) technology by registering the same through patent, copyright, trademark applications or the like. Should we decide to sell all or portions of our ownership of the CDK(TM) technology, the Licensees shall have the option, for seven days from receipt of notice of the terms of the sale, to purchase such ownership interest on identical terms and conditions.

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

Results of Operations - Three months ended September 30, 2001 compared to three months ended September 30, 2000
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business. Accordingly, we did not have revenues or costs of goods sold for the three months ended September 30, 2001.

During the three months ended September 30, 2001, we incurred a net loss of $278,067 on revenues of $0 compared to a net loss of $2,128,000 on revenues of $1,848,000 for the three months ended September 30, 2000. The decline in revenues is directly attributable to sale of the assets of our Valueflash subsidiary in June 2001. While we did not generate any revenues from our CDK operations during the three months ended September 30, 2001, we continue to operate this subsidiary and believe that revenues will be forthcoming. We anticipate that revenues will be generated in subsequent quarters as management develops the financial services business.

The cost of revenues for the three months ended September 30, 2001 was $0 compared to $1,085,000 for the three months ended September 30, 2000. This decrease was directly attributable to the sale of the assets of the Valueflash subsidiary in June 2001.

For the three months ended September 30, 2001, other operating expenses were $291,116 compared to $2,898,000 for the three months ended September 30, 2000. This decrease reflects the sale of the assets of our Valueflash subsidiary in June 2001 and the shift in the our operations to the development of financial services. Included in operating expenses for the three months ended September 30, 2001 is $166,500 of stock based compensation representing the amortization of amounts previousily deferred as well as costs incurred for two consulting contracts.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, we had $1,467,656 in cash and cash equivalents. Our principal commitments are $165,00 in subordinated convertible debentures and $129,476 in long-term debt and capitalized lease obligations. And $717,699 in accounts payable and accrued expenses. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources. We anticipate that we will also use our cash resources to make private equity investments.

Net cash used in operating activities was $180,081 for the three months ended September 30, 2001 compared to net cash used in operating activities of $598,000 for the three months ended September 30, 2000. Cash used by operations resulted from net losses offset by non-cash depreciation and amortization and stock based compensation.

Net cash used in investing activities was $598,739 for the three months ended September 30, 2001 compared to $660,000 for the three months ended September 30, 2000. For the three months ended September 30, 2001, our principal use of cash in investing activities was for a private equity investment and a note receivable.

Net cash used by financing activities was $10,524 for the three months ended September 30, 2001 compared to cash provided of $573,567 for the three months ended September 30, 2000. We used cash for the three months ended September 30, 2001 to make payments on long term debt and lease obligations. For the three months ended September 30, 2000, cash was provided primarily from the sale of stock.

We anticipate using cash in the future to (1) continue our current operations,
(2) further develop our financial services line of business, (3) develop our CDK(TM) and Gameplayer product lines, and (4) repay debt.

Factors Affecting Future Results
--------------------------------

We do not provide forward looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this quarterly report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this registration statement, as well as the accuracy of its internal estimate of revenue and operating expense levels. We will face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.

                           PART II-- OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------

           None.

Item 2.    Changes in Securities
           ---------------------

           None.

           Registration Statements
           -----------------------

           On March 17, 2000, we filed an Amendment to our Registration Statement on Form SB-2 (File No. 333-93277) with the Commission under the Securities Act of 1933 registering 7,610,578 shares of our common stock: (1) for sale by investors who purchased 1,505,522 shares of our common stock in private placements, (2) issuable upon the exercise of options to purchase 1,250,000 shares of our common stock, (3) issuable upon exercise of warrants to purchase 1,855,056 shares of our common stock, and (4) 2,500,000 shares of our common stock issuable upon the conversion of preferred stock. On March 27, 2000, that registration statement was declared effective. It was amended on August 1, 2000, pursuant to rule 429, by our SB-2 (File No. 333-42696).

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

           Recent Sales of Unregistered Securities
           ---------------------------------------

           We incorporate by reference from our Annual Report on Form 10KSB/A-1, dated October 30, 2001 (File No. 0-27587), the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

     o We issued 1,000,00 shares of our common stock to Spiga Limited on October 24, 2001 in connection with the conversion of $50,000 of our Preferred Stock, Series A. We issued the stock to the purchaser in reliance upon the exemption provided by Regulation D and/or Section 4(2) because the pruchaser is an accredited investor who purchased the stock for investment purposes.

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------
              None.

         (b)  Forms 8-K
              ---------
              We filed one report on Form 8-K during the three months ended September 30, 2001 as follows:

              On July 5, 2001, we filed a report on Form 8-K (File No. 0-27587) announcing the sale of substantially all of the business and assets of our subsidiary, ValueFlash, to Elbit Limited, an Israeli corporation (NASDAQ:ELBT).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: November 19, 2001                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary