Form 10KSB/A
period 2001-06-30
CDKNET COM INC
filed 2001-12-07
CIK 1095130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                 FORM 10-KSB/A-2



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

Transitional Small Business Disclosure Format (check one):  [ ] Yes    [X] No

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 2 on Form 10-KSB amends in its entirety the Annual Report on Form 10-KSB of the Registrant for fiscal year ended June 30, 2001, filed on October 9, 2001, and amended on October 30, 2001 (File No. 0-27587)
================================================================================

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

            On January 13, 2000, we created ValueFlash.com Incorporated, a Delaware corporation. On June 13, 2001, we sold substantially all of the assets and business of ValueFlash to Elbit Limited (NASDAQ: ELBT), a corporation organized under the laws of Israel, and its subsidiaries (collectively, "Elbit") for $3.5 million plus the assumption of liabilities and forgiveness of indebtedness. Pursuant to the terms of the sale, on July 13, 2001, we changed the name of ValueFlash.com Incorporated to CDK Financial Corp. We continue to maintain a business relationship with Elbit (the owner of the VFlash technology) pursuant to a Technology and License Agreement between Elbit and us that provides for the distribution by Elbit of CDKnet, LLC's multimedia compact discs. Currently, our ownership in ValueFlash consists of 8,500,000 shares, or 80.76%, of the outstanding common stock and 2,500,000 options. The remaining shareholders of CDK Financial Corp. are: Alvin Pock, 75,000 shares; AMRO International, S.A., 425,000; Austost Anstalt Schaan, 100,000 shares; Balmore Funds, S.A., 100,000 shares; Mabcrown, Inc., 500,000 shares; Aizik Wolf, 50,000 shares; Incentive Management, Inc., 175,000 shares; ValueFlash Corporation PTE Ltd., 500,000 shares; David Wolf, 100,000 shares; and Steven A. Horowitz, 800,000 options

            On August 2, 2001, we formed a fund and money management subsidiary, Azure Capital Holdings, LLC ("Azure"), to perform financial services for other customers. Azure is a limited liability company organized under the laws of Delaware. We own 60% of Azure directly and indirectly with the remaining ownership distributed among fund managers.

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



         In June 2001, we sold substantially all of the assets of our subsidiary, ValueFlash to Elbit Limited for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness. In connection with the sale of ValueFlash, we entered into a Technology and License Agreement with Elbit whereby the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees.

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

ANDREW J. SCHENKER - Director, CDKnet.com, Inc.

Mr. Schenker became a director of CDKnet.com in May, 1998. He recently stepped down from his position as the Director of Finance for North America Sales and Services Division at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York to concentrate on entreprenuerial opportunities. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.

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

1. EXECUTIVE OFFICER COMPENSATION

CDKnet, LLC
----------------

The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2000, to all of our executive officers:








                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------
                                           Annual Compensation(1)(2)                      Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                Other                  Securities              All Other
                                                               Annual     Restricted   Underlying               Compen-
         Name And                                             Compen-        Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus       sation    Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz(3)       FY00               0       --        78,000         --          28,571       --          --
                            FY01               0       --             0         --       1,550,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi(4)            FY00          75,000       --        29,000         --       1,500,000       --          --
                            FY01               0       --       100,000         --         500,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Israel Hersh(5)             FY00          45,000       --         2,100         --         100,000       --          --
                            FY01          60,000       --         2,000         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur(6)              FY00               0       --        23,000         --         500,000       --          --
                            FY01               0       --             0         --         500,000       --          --

--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly            FY00          50,673       --            --         --         280,000       --          --
                            FY01               0       --            --         --         100,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern             FY00          47,692       --            --         --         280,000       --          --
                            FY01               0       --            --         --         100,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Keith A. Fredericks         FY00          63,766       --            --         --              --       --          --
                            FY01               0       --            --         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00          50,000       --            --         --       1,000,000       --          --
                            FY01               0       --            --         --         200,000       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Don Hegarty                 FY00          69,160       --            --         --          50,000       --          --
                            FY01               0       --            --         --               0       --          --
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

3 Mr. Horowitz is our Chairman, Chief Executive Officer, Chief Financial Officer, and Secretary. In fiscal 2000, Mr. Horowitz was considered a consultant because he did not keep regular hours, decided his own schedule and otherwise fit the characteristics of a consultant as promulgated under the relevant sections of the Internal Revenue Code and Regulations and case law. During fiscal 2000, we accrued $78,000 for such consulting services for Mr. Horowitz, none of which has been paid. Commencing July 1, 2000, Mr. Horowitz became an employee of CDKnet.com, Inc.
4 Mr. Bar-Lavi received $25,000 in consulting fees from CDKnet, LLC in fiscal 2000 prior to becoming an employee. Additionally, Mr. Bar-Lavi received $4,000 in local transportation allowance reimbursements as an employee. Effective June 13, 2001, Mr. Bar-Lavi resigned his position with CDK, LLC as a result of the sale of substantially all of the assets and business of ValueFlash. The table reflects a payment of $100,000 which was paid to Damiga Corp., a Delaware corporation, that is controlled by Mr. Bar-Lavi.
5 Mr. Hersh received $2,000 in local transportation allowance reimbursements. Mr. Hersh resigned his position on January 1, 2001.

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
                               -------------------

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                     Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                             Options/SARs           In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz         FY01   750,000             15.79%                 $.20                1/9/01
                                  800,000             16.84%                 $.50               1/31/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shai Bar-Lavi              FY01   500,000             10.53%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur                FY01   500,000             10.53%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly           FY01   100,000              2.11%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern            FY01   100,000              2.11%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross                   FY01   200,000              4.22%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves              FY01   500,000             10.53%                 $.16                2/8/03
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Israel Hersh (1)           FY01         0                 0                     0                   --
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Dan Hagerty                FY01         0                 0                     0                   --
-------------------------- ------------------ --------------------- -------------------- -------------------

-------------------
(1) Mr. Hersh resigned as President of CDKNET, LLC effective January 1, 2001. At the time of his resignation, he had 100,000 options which had been granted in fiscal 2000 on February 1, 2000, which options were cancelled upon his resignation.

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
      (a)                        (b)             (c)             (d)                 (e)
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------


Steven A. Horowitz         FY01         0              0         1,578,571/0                  $0
                           -------------- -------------- ------------------- -------------------

Shai Bar-Lavi(1)           FY01         0              0         1,250,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Israel Hersh(1)            FY01         0              0                   0                  $0
                           -------------- -------------- ------------------- -------------------

Shlomo Shur(1)             FY01         0              0           500,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Michael W. Jolly(1)        FY01         0              0           100,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Russell A. Kern(1)         FY01         0              0           100,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Bob Reeves(1)              FY01         0              0           500,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Tom Ross(1)                FY01         0              0           200,000/0                  $0
                           -------------- -------------- ------------------- -------------------

Don Hegarty                FY01         0              0            50,000/0                  $0
-------------------------- -------------- -------------- ------------------- -------------------

-------------------

(1) Messrs. Bar Lavi, Shur, Reeves, Ross, Kern and Jolly resigned their respective positions effective June 13, 2001. Each of their Plan options were automatically canceled upon the termination of their employment. Mr. Hersh resigned his position effective January 1, 2001. His options were automatically canceled upon termination of his employment.

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


                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------

                                           Annual Compensation(1)                         Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                                       Securities
                                                                Other                    Under-                All Other
                                                               Annual     Restricted     lying                 Compen-
         Name And                                              Compen-       Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus      sation     Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shai Bar-Lavi(2)            FY00             75,000         0       8,400            0    1,500,000          0           0
                            FY01            172,500   100,000     100,000            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Shlomo Shur(2)              FY00             50,000         0       9,100            0    1,000,000          0           0
                            FY01            115,000   100,000           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Robert Reeves(2)            FY00             36,474         0       1,500            0      250,000          0           0
                            FY01            153,333    55,000           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Michael W. Jolly(2)(3)      FY00             41,667         0      33,950            0      300,000          0           0
                            FY01            101,746         0           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Tom Ross                    FY00             62,500         0           0            0    1,000,000          0           0
                            FY01             50,000         0           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz          FY00                  0         0           0            0      750,000          0           0
                            FY01                  0         0           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Russell A. Kern(3)          FY00             41,667         0      10,000            0      300,000          0           0
                            FY01            125,686         0           0            0            0          0           0
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

---------------
1 In fiscal 2002, no salary compensation is due to any former ValueFlash officer.
2 Messrs. Bar-Lavi, Shur, Reeves and Jolly received local transportation allowance and reimbursements of $8,400, $9,100, $1,500 and $1,950, respectively. Messrs. Bar-Lavi, Shur and Reeves received bonuses of $100,000, $100,000 and $ 55,000, respectively. Additionally, $100,000 was paid to Damiga Corp., a Delaware corporation, that is controlled by Mr. Bar-Lavi.
3 Messrs. Jolly and Kern received sales commissions of $32,000 and $10,000, respectively.

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
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
-------------------------- ------------------ --------------------- -------------------- -------------------

Shai Bar-Lavi(1)           FY01    250,000(3)           3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Shlomo Shur(1)             FY01    250,000(3)           3.66%               $1.50              12/31/04
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Robert Reeves(1)           FY01     0                   0                    0                    0
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz         FY01     0                   0                    0                    0
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael W. Jolly(1)        FY01     0                   0                    0                    0
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Tom Ross(1)                FY01     0                   0                    0                    0
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Russell A. Kern(1)         FY01     0                   0                    0                    0
                           ------------------ --------------------- -------------------- -------------------
                           ------------------ --------------------- -------------------- -------------------
Michael Vasinkevich(2)     FY01     0                   0                    0                    0
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

Shai Bar-Lavi (1)          FY01   0              0               250,000/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Shlomo Shur (1)            FY01   0              0               250,000/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Robert Reeves (1)          FY01   0              0                     0/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Steven A. Horowitz         FY01   0              0             1,550,000/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Michael W. Jolly (1)       FY01   0              0                     0/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Russell A. Kern (1)        FY01   0              0                     0/0                0/0
                           -------------- -------------- ------------------- -------------------
                           -------------- -------------- ------------------- -------------------
Tom Ross (2)               FY01   0              0             1,000,000/0                0/0
-------------------------- -------------- -------------- ------------------- -------------------

-------------------
(1) Options previously held by Messrs. Bar-Lavi, Shur, Reeves Jolly and Kern terminated upon their resignations, effective June 13, 2001.
(2) The table includes 1,000,000 options that expired by the terms of the option agreement on August 12, 2001, 60 days after the termination of Mr. Ross's employment, effective June 13, 2001.

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

(2) Except as described in footnote (3) below, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to the information contained in this table and these notes.

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

This table does not include options to purchase shares of our common stock under the Plan held by Mr. Israel Hersh, the former President of CDKnet, LLC. Mr. Hersh resigned effective January 1, 2001. This table also does not include options of Messrs Bar-Lavi and Shur who resigned effective June 13, 2001. All of the plan options held by Messrs. Hersh, Bar-Lavi and Shur expired upon their resignation.

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

(6) This table includes 750,000 warrants to purchase common stock at $1.000 per share, 250,000 options to purchase common stock at $1.00 outside of the Plan and 500,000 options to purchase common stock outside of the Plan at $.16 per share.

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

In June 2001, we entered into a consulting agreement with Damiga Corp., a Delaware corporation that is controlled by Shai Bar-Lavi, the former Chairman and CEO of ValueFlash.com, Inc., which called for an initial distribution of $100,000 and $10,000 per month for 10 months. Additionally, we distributed another $100,000 to Damiga Corp.

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

                                           Date: December 7, 2001

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Chairman, Chief Executive
                            Officer, Chief Financial
/s/ Steven A. Horowitz        Officer and Secretary            December 7, 2001
----------------------        ---------------------            ----------------
Steven A. Horowitz                  Title                            Date


/s/ Andrew J. Schenker              Director                   December 7, 2001
----------------------              --------                   ----------------
Andrew J. Schenker                  Title                            Date



/s/ Anthony J. Bonomo               Director                   December 7, 2001
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

                        CDKNET.COM, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (continued)

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

The following tables summarize the changes in options outstanding and the related price ranges for shares in the subsidiary ValueFlash common stock:

            Employee Stock Option Plan:

                                                                Weighted
                                                                 Average
                                               Shares         Exercise Price
                                          ---------------    ---------------
      Outstanding at January 13, 2000                   -                  -
           Granted                              6,838,000    $          1.46
           Exercised                                    -                  -
           Expired or cancelled                         -                  -
                                          ---------------    ---------------
      Outstanding at June 30, 2000              6,838,000               1.46
           Granted                                250,000               1.50
           Exercised                                    -                  -
           Expired or cancelled                (5,063,000)              1.50
                                          ---------------    ---------------
      Outstanding at June 30, 2001              2,025,000    $          1.43
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
                              Outstanding   life in years     price      Exercisable
                             ------------- --------------- ------------ -------------
   Range of exercise prices:
   $1.00 to $1.50               11,525,000        3.80        $ 1.49        6,289,000
   $2.00                         3,783,000        2.38          2.00          783,000
   $4.00                         1,250,000        2.00        $ 4.00                -
                             -------------                              -------------
                                16,558,000                                  7,072,000
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

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years. Approximately, 5,000,000 employee stock options were cancelled as a result of the sale of substantially all of the assets and business of Vflash on June 13, 2001. As of June 30, 2001, 1,829,000 of these stock options were vested.

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