Form 10QSB
period 2001-12-31
CDKNET COM INC
filed 2002-02-14
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 2001.

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



                                595 Stewart Ave.
                                    Suite 710
                           Garden City, New York 11530
                                 (516) 222-2345
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

           250 West 57th Street, Suite 1101, New York, New York 10019
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: February 12, 2002            35,796,267
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

3.         Defaults Upon Senior Securities ............................    II-2

4.         Submission of Matters to a Vote of Security Holders ........    II-2

5.         Other Information ..........................................    II-2

6.         Exhibits and Reports on Form 8-K ...........................    II-2

Signatures ............................................................    II-3

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

                                 C O N T E N T S


                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at December 31, 2001 (unaudited)          F-1

      Consolidated Statements of Operations the three months ended
         December 31, 2001 and 2000 and for the six months
         ended December 31, 2001 and 2000 (unaudited)                      F-2

      Consolidated Statements of Cash Flows for the six months
         ended December 31, 2001 and 2000 (unaudited)                      F-3

      Notes to Consolidated Financial Statements                           F-5

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                December 31,
                                                                                    2001
                                                                                ------------
                                       ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                       $    703,769
  Cash escrow                                                                        750,000
  Prepaid expenses and other current assets                                           39,353
                                                                                ------------
          Total current assets                                                     1,493,122

NOTES RECEIVABLE                                                                   1,025,000

CASH ESCROW                                                                          500,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $417,858                       184,134


OTHER ASSETS                                                                          18,146
                                                                                ------------

                                                                                $  3,220,402
                                                                                ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                          $    556,447
  Due to related parties                                                              38,000
  Current portion of long-term debt and capitalized lease obligations                 21,939
                                                                                ------------
          Total current liabilities                                                  616,386
LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                             131,927
SUBORDINATED CONVERTIBLE DEBENTURES                                                  165,000
MINORITY INTEREST                                                                    179,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,390,000 shares outstanding                                 1,211,451
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 35,796,267; shares issued and outstanding                       3,501
  Additional paid in capital                                                      23,176,362
  Accumulated deficit                                                            (22,263,225)
  Unearned compensation expense
                                                                                ------------
                                                                                   2,128,089
                                                                                ------------

                                                                                $  3,220,402
                                                                                ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months      Three months       Six months        Six months
                                                         ended             ended             ended             ended
                                                      December 31       December 31       December 31       December 31
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------
Net revenues                                         $    170,813      $  2,204,000      $    170,813      $  4,052,000
Cost of revenues                                          139,560         1,259,000           139,560         2,344,000
                                                     ------------      ------------      ------------      ------------

          Gross profit (loss)                              31,253           945,000            31,253         1,708,000

Selling, general and administrative expenses              262,161         2,021,000           530,902         4,378,000
Depreciation and amortization                              25,561           548,000            47,936         1,089,000
                                                     ------------      ------------      ------------      ------------

          Loss from operations                           (256,469)       (1,624,000)         (547,585)       (3,759,000)

Other income and (expense)
    Interest income                                         7,996             2,000            24,153             6,000
    Interest expense,                                      (2,600)          (67,000)           (5,708)          (75,000)
    Equity share of affiliated companies' losses                           (100,000)                           (300,000)
    Minority interest in loss of subsidiary                                                                     211,000
                                                     ------------      ------------      ------------      ------------

          NET LOSS                                   ($   251,073)     ($ 1,789,000)     ($   529,140)     ($ 3,917,000)
                                                     ============      ============      ============      ============

Preferred Dividend                                         26,539            21,000            53,807            49,000
                                                     ------------      ------------      ------------      ------------
Net Loss to common Stockholders'                     ($   277,612)     ($ 1,810,000)     ($   582,947)     ($ 3,966,000)
                                                     ============      ============      ============      ============

Basic and diluted earnings (loss) per share          ($      0.01)     ($      0.08)     ($      0.02)     ($      0.18)
                                                     ============      ============      ============      ============

Weighted-average shares outstanding-
    basic and diluted                                  32,848,036        22,085,678        31,718,236        21,709,743
                                                     ============      ============      ============      ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six months ended      Six months ended
                                                                    December 31,          December 31,
                                                                        2001                  2000
                                                                    -----------           -----------
Cash flows from operating activities
  Net loss                                                          ($  529,140)          ($3,917,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                        47,936             1,089,000
    Stock based compensation                                            166,500
    Compensation related to stock option plan                                                  65,000
    Common stock issued in lieu of cash interest                                               47,000
    Common stock and stock warrants issued for services                  28,000               389,000
    Minority interest in loss of consolidated subsidiary                                     (211,000)
    Equity share of affiliated company's loss                                                 300,000
    Changes in assets and liabilities
      Accounts receivable                                                                    (183,000)
      Inventory                                                                               330,000
      Prepaid expenses and
          other current assets                                            8,647                57,000
      Accounts payable and accrued expense                             (259,303)              882,000
      Due to related party                                                                     18,000
      Deferred Revenue                                                                       (291,000)
                                                                    -----------           -----------
          Net cash used in operating activities                        (537,360)           (1,425,000)
                                                                    -----------           -----------

Cash flows from investing activities
    Purchase of furniture and equipment                                  (4,738)             (175,000)
    Investment in affiliate                                                                  (470,000)
    Software development                                                                     (144,000)
    Other liabilities                                                                          53,000
    Investment in notes receivable                                   (1,025,000)
    Other assets                                                                             (145,000)
                                                                    -----------           -----------
          Net cash used in investing activities                      (1,029,738)             (881,000)
                                                                    -----------           -----------

Cash flows from financing activities
    Principal payments on capitalized lease of obligations              (21,133)              (34,000)
    Proceeds from notes payable                                          50,000               700,000
    Repayment of notes payable                                          (15,000)             (250,000)
    Proceeds from issuance of common stock                                                    500,000
    Minority interest                                                                         140,000
    Equity in ValueFlash                                                                      410,000
    Preferred Dividends
                                                                    -----------           -----------

          Net cash provided by financing activities                      13,867             1,466,000
                                                                    -----------           -----------

          NET INCREASE (DECREASE) IN CASH                            (1,553,231)             (840,000)
Cash at beginning of period                                           2,257,000             1,035,000
                                                                    -----------           -----------

Cash at end of period                                                   703,769               195,000
                                                                    ===========           ===========

The accompanying notes are an integral part of this statement.

                     CDKNET.COM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                 Six months ended      Six months ended
                                                                    December 31,          December 31,
                                                                        2001                  2000
                                                                    -----------           -----------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                          5,708                 8,000
Noncash investing and financing transactions:
    Stock issued upon conversion of subordinated debentures                                    17,000
    Stock issued upon conversion of preferred stock                      50,598                50,000
    Preferred stock dividends                                           276,767















The accompanying notes are an integral part of this statement.

NOTE 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reversals) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended December 31, 2001 and 2000 have been included. The interim statements should be read in conjunction with the audited financial statements and related notes included in the Company's June 30, 2001 Form 10-KSB.

The operating results for the three and six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.    Stockholders' Equity

During the six months ended December 31, 2001, the Company executed the following summarized equity transactions:

     o The Company converted $60,000 of preferred stock into 1,154,679 shares of common stock

     o In September 2001, we issued 500,000 shares of our common stock to Steve Wildstein and 250,000 shares to Mike Muzio pursuant to consulting contracts with them. The Company valued these shares at the closing market price on the date of issuance. Accordingly, $40,500 was expensed in the six months ended December 31, 2001.

     o In November 2001, we issued 600,000 shares of our common stock in connection with a six month consulting agreement. The Company valued these shares at the closing market price of the date of issuance and expensing the value of this contract over the six month term.

     o In December 2001, we issued 3,075,192 shares of our common stock in connection with the conversion of accrued dividends on the Company's Series A Preferred Stock.

     o In December 2001, we issued 100,000 shares of our common stock each to Andrew Schenker, a director of the Company, and Anthony Bonomo, a director of the Company, in recognition of their service on behalf of the Company. The Company valued these shares at the closing market price on the date of issuance and, accordingly, expensed $16,000 for the three months ended December 31, 2001.

Note 3.    Recent Developments

On August 2, 2001, we formed a new subsidiary, Diversified Capital Holdings, LLC (formerly known as Azure Capital Holdings, LLC) that will be the initial stage of our business strategy change to the financial services market. We anticipate that this Company will serve as the centerpiece of our financial services operations as we move towards being a financial services company for the small to medium sized corporate markets.

On August 14, 2001, we completed a private equity investment in Eascent, LLC, a New York limited liability company, engaged in the import, export and distribution of new products and technologies between the United States and Eastern and Central Europe. This investment consists of convertible financing of $100,000 and provides us with (1) the opportunity to convert our loan investment into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Eascent.

In September 2001, we loaned $500,000 to DBS Industries under a convertible note receivable. This note bears interest at 6% per annum and is convertible at the lower of $0.98 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. However, the conversion price shall in no event be lower than $0.21 per share (the Minimum Conversion Price).

In October 2001, the Company loaned $200,000 to a former affiliate sold as part of the sale of VFlash assets in June 2001. Such loan was to be used to fund a receivable sold as part of the VFlash assets. This loan has been recorded against a reserve established at June 30, 2001 for the receipts of the full amount of the escrowed cash funds due to various contingencies that remain to be resolved.

In October 2001, we completed a private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems, LLC merged with Optical Systems, Inc, a Delaware company formed for such purpose. The investment consists of convertible bridge financing of $100,000 and provides the Company with (1) the opportunity to convert our loan investment into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

Note 4.    Subsequent Event

On January 31, 2002, the Company announced that it had reached an agreement with the remaining shareholders of Eascent Holdings, Inc ("Eascent") to acquire a 100% interest in Eascent and its subsidiary and affiliate companies.

Note 5.    New Accounting Pronouncement

In August 2001, the FASB issued SFAS NO. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which basically further clarifies SFAS No. 121 and methods of quantifying potential impairments or disposal of assets as well as the related reporting of such impairments or disposals.

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

Overview
--------
We are a holding company incorporated in the State of Delaware. We have two subsidiaries through which we conduct our business: (1) CDKnet, LLC, a New York limited liability company, and (2) Diversified Capital Holdings, LLC (F/K/A Azure Capital Holdings, LLC), a Delaware limited liability company.

Through CDKnet, LLC we have developed a multimedia technology, called CDK(TM), which integrates audio, video and Internet connectivity on a standard compact disc. Our technology enables users to create their own personalized compact discs simply by visiting a Website. These custom compact discs play audio and display videos on a full-screen, using high-quality videos and digital technology. The custom compact discs also include software applications and targeted Web links.

The CDK(TM) product is targeted at the following industries: (1) entertainment (music, movies, and TV); (2) travel and tourism; (3) professional sports; (4) financial services; (5) education; (6) toys/games; (7) fashion; (8) food/cooking; (9) automotive; and (10) healthcare. CDKnet, LLC's primary customers and/or strategic partners include Central Park Media, CollegeMusic.com, Megaforce Records, HappyPuppy.com, theglobe.com and SugarBeats.com.

In June 2001, we sold substantially all of the business and the assets of our subsidiary, ValueFlash to Elbit Limited for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness. In connection with the sale of ValueFlash, we entered into a Technology and License Agreement with Elbit whereby the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees. We subsequently changed the name of ValueFlash to CDK Financial Corp.

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

We receive funds from product sales and services. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 3.0, CDK(TM) 3.0, and Gameplayer 2.0.

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

As of February 12, 2002, we had 3,579,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Stock Dividends
---------------
We have not issued a common stock dividend to date.

We did issue a Series A Preferred Stock dividend on December 14, 2001.

Recent Developments
-------------------

On August 2, 2001, we formed a new subsidiary, Azure Capital Holdings LLC, that will be the initial stage of our business strategy change to include the financial services market. On December 19, 2001, we changed the name of Azure to Diversified Capital Holdings LLC. We anticipate that Diversified Capital will serve as the centerpiece of our financial services operations as we move from a solely technology company to also provide financial services for the small and medium sized corporate markets. We initially owned 60% of the outstanding membership units of Diversified Capital. However, on December 14, 2001, we purchased the remaining 40% of Diversified Capital from George Sandhu and now own 100% of Diversified Capital.

On October 4, 2001, we made a private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Our investment in Optical Systems was part of our continued implementation of our new business strategy to develop our financial services operations. Steven A. Horowitz, our Chairman, Chief Executive Officer, Chief Financial Officer and Secretary is a principal owner and officer of Optical Systems, Inc.

On November 30, 2001, Diversified Capital (formerly "Azure") loaned $100,000 to eClubsworldwide, Inc., a Delaware corporation (formerly Dominion), under a convertible debenture. This debenture bears interest at 6% per annum and is convertible at the lower of $0.0345 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. Pursuant to this transaction, we also received 2,000,000 2-year warrants to purchase the common stock of eClubsworldwide at $0.0375 per share. Steven A. Horowitz personally provided a portion of the $100,000 investment pursuant to an agreement with Diversified Capital.

On January 3, 2002, we appointed Andrew J. Schenker as the new President of CDKnet.com, Inc. Since May 1998, Mr. Schenker has, and will continue to, serve as a member of our board of directors.

On January 31, 2002, we reached an agreement with the remaining shareholders of Eascent Holdings, Inc. to acquire all of the outstanding shares of Eascent This acquisition remains subject to the completion of definitive documents and is expected to be completed by the end of the current fiscal year. Steven A. Horowitz, our Chairman, Chief Executive Officer and Secretary, is a principal shareholder and a director of Eascent.

On February 12, 2002, Diversified Capital (formerly "Azure") loaned $30,000 to Augrid of Nevada, Inc., a Nevada corporation, under a convertible debenture. This debenture bears interest at 6% per annum and is convertible at the lower of $0.015 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. Pursuant to this transaction, we also received 600,000 2-year warrants to purchase the common stock of Aurgid of Nevada, Inc. at $0.015 per share.

In August of 2001, Steven A. Horowitz made a personal loan in the amount of $250,000 to an investment fund which was the owner of shares of the Company's Series A Preferred Stock in exchange for a promissory note. On February 12, 2002, Mr. Horowitz received $25,000 and approximately 300,000 shares of the Company's Series A Convertible Preferred Stock from that investment fund in complete satisfaction of the Note.

Stock Issuance
--------------
See note 2 to the accompanying unaudited financial statements.


Agreements
----------
See notes 3 and 4 to the accomanying unaudited financial statements.

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

Results of Operations - Three months ended December 31,2001 compared to three months ended December 31, 2000.
--------------------------------------------------------------------------------

As a result of the sale of substantially all of the business and the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.

During the three months ended December 31, 2001, we incurred a net loss of ($251,073) on revenues of $170,813 compared to a net loss of ($1,789,000) on revenues of $2,204,000 for the three months ended December 31, 2000. The decline in revenues is directly attributable to the sale of the assets of our Valueflash subsidiary in June 2001. The revenues generated for the three months ended December 31, 2001 were primarily from our CDK operations. We anticipate that additional revenues will be generated in subsequent periods as management develops the financial services business.

The cost of revenues for the three months ended December 31, 2001 was $139,560 compared to $1,259,000 for the three months ended December 31, 2000. This decrease was directly attrituble to the sale of the assets of the Valueflash subsidiary in June 2001.

For the three months ended December 31, 2001, other operating expenses were $287,722 compared to $2,569,000 for the three months ended December 31, 2000. This decrease reflects the sale of the assets of our Valueflash subsidiary in June 2001 and the shift in our operations to the development of financial services.

Results of Operations - Six months ended December 31, 2001 compared to six months ended December 31, 2000
------------------------------------------------------------------------------
As a result of the sale of substantially all of the business and the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business. Accordingly, we [did not] have revenues or costs of goods sold for the six months ended December 31, 2001.

During the six months ended December 31, 2001, we incurred a net loss of ($529,140) on revenues of $170,813 compared to a net loss of ($3,917,000) on revenues of $4,052,000 for the six months ended December 31, 2000. The decline in revenues is directly attributable to sale of the assets of our Valueflash subsidiary in June 2001.The revenues generated for the six months ended December 31, 2001 were primarily from our CDK operations. We anticipate that additional revenues will be generated in subsequent periods as management develops the financial services business.

The cost of revenues for the six months ended December 31, 2001 was $139,560 compared to $2,344,000 for the six months ended December 31, 2000. This decrease was directly attributable to the sale of the assets of the Valueflash subsidiary in June 2001.

For the six months ended December 31, 2001, other operating expenses were $578,838 compared to $5,467,000 for the six months ended December 31, 2000. This decrease reflects the sale of the assets of our Valueflash subsidiary in June 2001 and the shift in the our operations to the development of financial services. Included in operating expenses for the six months ended December 31, 2001 is $166,500 of stock based compensation representing the amortization of amounts previousily deferred as well as costs incurred for two consulting contracts.

Liquidity and Capital Resources
-------------------------------
As of December 31, 2001, we had $703,769 in cash and cash equivalents. Our principal commitments are $165,000 in subordinated convertible debentures and $153,866 in long-term debt and capitalized lease obligations and $556,447 in accounts payable and accrued expenses. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources. We anticipate that we will also use our cash resources to make private equity investments.

Net cash used in operating activities was $537,360 for the six months ended December 31, 2001 compared to net cash used in operating activities of $1,425,000 for the six months ended December 31, 2000. Cash used by operations resulted from net losses offset by non-cash depreciation and amortization and stock based compensation.

Net cash used in investing activities was $1,029,738 for the six months ended December 31, 2001 compared to $881,080 for the six months ended December 31, 2000. For the six months ended December 31, 2001, our principal use of cash in investing activities was for private equity investments and notes receivable.

Net cash provided by financing activities was $13,867 for the six months ended December 31, 2001 compared to cash provided of $1,466,000 for the six months ended December 31, 2000. We used cash for the six months ended December 31, 2001 to make payments on debt and lease obligations. For the six months ended December 31, 2000, cash was provided primarily from the sale of stock.

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

                          PART II -- OTHER INFORMATION


Item 1.    Legal Proceedings
           -----------------
           None.

Item 2.    Changes in Securities
           ---------------------
           None.

           Registration Statements
           -----------------------
           On December 22, 1999, we filed a registration statement on Form SB-2 (File No. 333-93277) with the Commission under the Securities Act of 1933 registering 7,610,578 shares of our common stock: (1) for sale by investors who purchased 1,505,522 shares of our common stock in private placements, (2) issuable upon the exercise of options to purchase 1,250,000 shares of our common stock, (3) issuable upon exercise of warrants to purchase 1,855,056 shares of our common stock, and (4) 2,500,000 shares of our common stock issuable upon the conversion of preferred stock. We amended that registration statement on March 17, 2000. On March 27, 2000, that registration statement was declared effective. It was amended again on August 1, 2000, December 14, 2001 and on January 14, 2002 pursuant to Rule 429 by our registration statement on Form SB-2 (File No. 333-42696). That registration statement was declared effective on January 14, 2002.

           On August 1, 2000, we filed a registration statement on Form SB-2 (File No. 333-42696) with the Commission under the Securities Act of 1933 registering 1,540,000 shares of our common stock for sale by investors (1) who purchased 780,000 shares of common stock in private placements by us, and (2) issuable upon the exercise of options to purchase 760,000 shares of our common stock. This registration statement was declared effective on January 14, 2002.

           On October 10, 2001, we filed a registration statement on Form S-8 (File No. 333-71356) to register 500,000 shares of our common stock pursuant to a Consulting Agreement between Mr. Steve Wildstein and us dated September 10, 2001.

           On December 26, 2001, we filed a registration statement on Form SB-2 (File No. 333-75968) with the Commission under the Securities Act of 1933 registering up to 8,292,753 shares of our common stock for sale by investors:
(1) who own 3,342,753 shares of our common stock, (2) issuable upon the exercise of options to purchase 4,200,000 shares of our common stock, and (3) issuable upon the exercise of warrrants to purchase 750,000 shares of our common stock.

           Recent Sales of Unregistered Securities
           ---------------------------------------
           We incorporate by reference from our Quarterly Report on Form 10QSB, dated November 19, 2001 (File No. 0-27587), the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

      o 100,000 shares of our common stock to Andrew Schenker, who serves as our President and one of our Directors, on December 27, 2001, in recognition of his services on behalf of CDKnet. We agreed to issue the shares to Mr. Schenker in reliance upon the exemption provided by Regulation D and/or Section 4(2) because he is an accredited investor who obtained the stock for investment purposes.

      o 100,000 shares of our common stock to Anthony Bonomo, who serves as one of our Directors, on December 27, 2001, in recognition of his services on behalf of CDKnet. We agreed to issue the shares to Mr. Bonomo in reliance upon the exemption provided by Regulation D and/or
           Section 4(2) because he is an accredited investor who obtained the stock for investment purposes.

      o 600,000 shares of our common stock to Crossover Advisors, LLC, for services to be rendered on an on-going basis in connection with a Consulting Agreement between the parties dated effective the 14th day of November, 2001. We agreed to issue the shares to Crossover in reliance upon the exemption provided by Regulation D and/or Section 4(2) because it is an accredited investor who obtained the stock for investment purposes.

      o 1,549,897 shares of our common stock to Target Growth Fund Limited on December 14, 2001, in connection with the conversion of accrued dividends on our Series A Preferred Stock. We issued the stock to Target in reliance upon the exemption provided by Regulation D and/or
           Section 4(2) because Target is an accredited investor who obtained the stock for investment purposes. These shares were registered for sale by our registration statement on Form S-B2 (File No. 333-42696) which was declared effective on January 14, 2002.

      o 1,525,295 shares of our common stock to Spiga Limited on December 14, 2001, in connection with the conversion of accrued dividends on our Series A Preferred Stock. We issued the stock to Spiga in reliance upon the exemption provided by Regulation D and/or Section 4(2) because Spiga is an accredited investor who obtained the stock for investment purposes. These shares were registered for sale by our registration statement on Form S-B2 (File No. 333-42696) which was declared effective on January 14, 2002.


Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         Not applicable.


Item 5.  Other Information.
         -----------------
         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits
              --------
              None.

         (b)  Forms 8-K
              ---------
              We have not filed a report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: February 14, 2002                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer, Chief
                                        Financial Officer, and Secretary