Form 10QSB
period 2002-03-31
CDKNET COM INC
filed 2002-05-15
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2002.

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



                              150 Broadhollow Road
                                    Suite 103
                            Melville, New York 11747
                                 (631) 385-6200
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

           250 West 57th Street, Suite 1101, New York, New York 10019
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: May 15, 2002                 36,196,267
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

6.         Exhibits and Reports on Form 8-K ...........................    II-2

Signatures ............................................................    II-3

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

                                 C O N T E N T S


                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at March 31, 2002 (unaudited)             F-1

      Consolidated Statements of Operations the three months ended
         March 31, 2002 and 2001 and for the nine months
         ended March 31, 2002 and 2001 (unaudited)                         F-2

      Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2002 and 2001 (unaudited)                         F-3

      Notes to Consolidated Financial Statements                           F-5

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  MARCH 31,
                                                                                    2002
                                                                                ------------
                                       ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                       $    921,425
  Cash escrow                                                                        750,000
  Prepaid expenses and other current assets                                          140,561
                                                                                ------------
          Total current assets                                                     1,811,986

NOTES RECEIVABLE                                                                   1,110,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $441,061                       165,212

OTHER ASSETS                                                                          16,553
                                                                                ------------

                                                                                $  3,103,751
                                                                                ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                          $    612,576
  Due to related parties                                                              38,000
  Current portion of long-term debt and capitalized lease obligations                 35,700
                                                                                ------------
          Total current liabilities                                                  686,276
LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS,
  net of current portion                                                             114,911
SUBORDINATED CONVERTIBLE DEBENTURES                                                  165,000
MINORITY INTEREST                                                                    179,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,390,000 shares outstanding                                 1,218,009
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 36,196,267; shares issued and outstanding                       3,501
  Additional paid in capital                                                      23,169,804
  Accumulated deficit                                                            (22,432,750)
                                                                                ------------
                                                                                   1,958,564
                                                                                ------------

                                                                                $  3,103,751
                                                                                ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS      THREE MONTHS      NINE MONTHS       NINE MONTHS
                                                         ENDED             ENDED             ENDED             ENDED
                                                       MARCH 31          MARCH 31          MARCH 31          MARCH 31
                                                         2002              2001              2002              2001
                                                     ------------      ------------      ------------      ------------
Net revenues                                         $     19,704      $    939,000      $    190,517      $  4,991,000
Cost of revenues                                               --            36,000           139,560         2,380,000
                                                     ------------      ------------      ------------      ------------

          Gross profit                                     19,704           903,000            50,957         2,611,000

Selling, general and administrative expenses              182,509         2,023,000           713,411         6,400,000
Depreciation and amortization                              24,796           550,000            72,732         1,639,000
                                                     ------------      ------------      ------------      ------------

          Loss from operations                           (187,601)       (1,670,000)         (735,186)       (5,428,000)

Other income and (expense)
    Interest income                                        25,617             1,000            49,770             7,000
    Interest expense                                       (7,542)          (92,000)          (13,250)         (167,000)
    Equity share of affiliated companies' losses                           (100,000)                           (400,000)
    Minority interest in loss of subsidiary                                  31,000                             241,000
                                                     ------------      ------------      ------------      ------------

          NET LOSS                                   $   (169,526)     $ (1,830,000)     $   (698,666)     $ (5,747,000)
                                                     ============      ============      ============      ============

Preferred Dividend                                         26,539            21,000            80,346            70,000
                                                     ------------      ------------      ------------      ------------
Net Loss to common Stockholders'                     $   (196,065)     $  1,851,000)     $   (779,012)     $ (5,817,000)
                                                     ============      ============      ============      ============

Basic and diluted (loss) per share                   $      (0.01)     $      (0.06)     $      (0.02)     $      (0.24)
                                                     ============      ============      ============      ============

Weighted-average shares outstanding-
    basic and diluted                                  36,196,276        28,996,410        33,342,584        24,389,448
                                                     ============      ============      ============      ============




The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                   MARCH 31, 2002        MARCH 31, 2001
                                                                   --------------        --------------
Cash flows from operating activities
  Net loss                                                         $     (698,666)       $   (5,747,000)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                          72,400             1,639,000
    Stock based compensation                                              166,500
    Compensation related to stock option plan                                                    98,000
    Common stock issued in lieu of cash interest                                                127,000
    Common stock and stock warrants issued for services                    28,000               891,000
    Minority interest in loss of consolidated subsidiary                                       (241,000)
    Equity share of affiliated company's loss                                                   400,000
    Changes in assets and liabilities
      Accounts receivable                                                                      (395,000)
      Inventory                                                                                 330,000
      Cash escrow                                                         500,000
      Prepaid expenses and
          other current assets                                            (92,561)              (28,000)
      Accounts payable and accrued expense                               (202,694)              800,000
      Due to related party                                                                       18,000
      Deferred Revenue                                                                         (687,000)
                                                                   --------------        --------------
          Net cash used in operating activities                          (227,021)           (2,795,000)
                                                                   --------------        --------------
Cash flows from investing activities
    Purchase of furniture and equipment                                    (9,165)             (184,000)
    Investment in affiliate                                                                    (470,000)
    Software development                                                                       (144,000)
    Other liabilities                                                                            56,000
    Investment in notes receivable                                     (1,110,000)
    Other assets                                                                                 (5,000)
                                                                   --------------        --------------
          Net cash used in investing activities                        (1,119,165)             (747,000)
                                                                   --------------        --------------
Cash flows from financing activities
    Principal payments on capitalized lease of obligations                (30,389)              (51,000)
    Proceeds from notes payable                                            56,000               700,000
    Repayment of notes payable                                             15,000              (700,000)
    Proceeds from issuance of common stock                                                    1,750,000
    Minority interest                                                                           140,000
    Equity in ValueFlash                                                                        410,000
    Preferred Dividends                                                                         500,000
                                                                   --------------        --------------
          Net cash provided by financing activities                        10,611             2,749,000
                                                                   --------------        --------------

          NET (DECREASE) IN CASH                                       (1,335,575)             (793,000)
Cash at beginning of period                                             2,257,000             1,035,000
                                                                   --------------        --------------
Cash at end of period                                              $      921,425        $      242,000
                                                                   ==============        ==============

The accompanying notes are an integral part of this statement.

                     CDKNET.COM, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                 NINE MONTHS ENDED     NINE MONTHS ENDED
                                                                   MARCH 31, 2002        MARCH 31, 2001
                                                                   --------------        --------------
Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                           13,250                11,000
Noncash investing and financing transactions:
    Stock issued upon conversion of subordinated debentures                                     102,000
    Stock issued upon conversion of preferred stock                        50,598                50,000
    Preferred stock dividends                                                                   125,000















The accompanying notes are an integral part of this statement.

NOTE 1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. (the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reversals) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended March 31, 2002 and 2001 have been included. The interim statements should be read in conjunction with the audited financial statements and related notes included in the Company's June 30, 2001 Form 10-KSB.

The operating results for the three and nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.    Stockholders' Equity

During the nine months ended March 31, 2002, the Company executed the following summarized equity transactions:

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

On January 31, 2002, we reached an agreement with the remaining members of Eascent, LLC. to acquire all of the outstanding ownership interests of Eascent. This proposed acquisition remains subject to the completion of definitive documents. Steven A. Horowitz is a principal member of Eascent.

On December 14, 2001 we loaned $50,000 to International Fuel, Inc., under a note.

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

In August of 2001, Steven A. Horowitz made a personal loan in the amount of $250,000 to [Spiga or Target] in exchange for a promissory note . On February 12, 2002, Mr. Horowitz received $25,000 and approximately 300,000 shares of the Company's Series A Convertible Preferred Stock in complete satisfaction of the Note.

On February 19, 2002, we made a one year loan in the principal amount of $17,000, at 7% interest to Panama Industries, Inc., a Delaware corporation, which loan was secured by Panama's assets. As part of the transaction, we also received two year warrants to purchase up to 100,000 shares of common stock of Panama Industries, Inc., which warrants were granted certain registration rights. On March 8, 2002, we made an additional one year loan in the principal amount of $18,000, at 7% interest to Panama Industries, Inc., a Delaware corporation. As part of the transaction, the security agreement we previously entered into with Panama regarding our initial loan was amended to include the second loan.

In March 2002, the Company received $500,000 of previously escrowed cash.

On March 1, 2002, Diversified entered into a Letter of Intent, with a termination date of May 15, 2002, to acquire all of the ownership interests of Crossover Advisors, LLC, in consideration for the issuance of 139,000 shares of our Series A Preferred Stock and an aggregate of $30,000 in six month notes payable. Pursuant to the terms of the proposed acquisition, we agreed to enter into a two year employment agreement with James W. Zimbler and Diversified agreed to enter into a one year renewable consulting agreement with Adelphia Holdings, LLC. Mr. Zimbler is the principal shareholder in JWZ Holdings, Inc. which holds a one-half ownership interest in Crossover Advisors, LLC. Adelphia Holdings, LLC holds the remaining one-half interest in Crossover.

On March 1, 2002, Diversified entered into a Letter of Intent, with a termination date of May 15, 2002, to acquire all of the ownership interests of Comprehensive Resource Advisors, Inc. and NBM Information Technology, Inc., in consideration for the issuance of 69,500 shares of our Series A Preferred Stock. The parties thereto have subsequently agreed to allow the Letter of Intent to expire without fulfilling the proposed acquisition.In March 2002, the Company received $500,000 of escrowed cash. On March 5, 2002, Diversified Capital Holdings, LLC loaned $10,000 to Universal Media Holdings, Inc., a Delaware corporation, under a six month convertible note. This note bears interest at 12% per annum and the outstanding principal and interest is convertible at 30% of the closing price of the common stock of Universal Media Holdings, Inc. on the day of conversion.

On March 5, 2002, Diversified Capital Holdings, LLC loaned $10,000 to Transventures Industries, Inc. (a/k/a Humana Trans Services Group, Ltd.), a New York corporation, under a six month convertible note. This note bears interest at 12% per annum. James W. Zimbler is a principal shareholder, officer and a director of Humana.

On March 15, 2002, we appointed James W. Zimbler as our Secretary and Executive Vice President. We also appointed Mr. Zimbler to be the President of our wholly owned subsidiary, Diversified Capital Holdings, LLC.

NOTE 4.    Subsequent Events

On April 11, 2002, our wholly owned subsidiary, Diversified Capital Holdings, LLC, entered into a 12 month, renewable Management Consulting Agreement with Panama Industries, Inc., a Delaware corporation. Pursuant to the agreement, Diversified will receive a monthly fee of $2,500 in return for consulting services beginning June 1, 2002 and a 22% equity interest, on a fully diluted basis, in Panama and James W. Zimbler, Diversified's President, was appointed to Panama's Board of Directors. As an inducement for Panama to enter into the agreement, we agreed to (i) forgive the outstanding principal and interest of the $17,000 February 19, 2002 Note; (ii) forgive the outstanding principal and interest of the $18,000 March 8, 2002 Note; (iii) pay Panama Industries an addi tional $20,000; and (iv) surrender our two year warrants to purchase up to 100,000 shares of common stock of Panama.

On April 16, 2002, the Letter of Intent regarding the proposed acquisition of Crossover Administration, LLC was revised. The parties agreed to lower the consideration from 139,000 shares of our Series A. Preferred Stock to 69,500 shares together with the previously agreed upon aggregate of $30,000 dollars in 6 months notes payable. The partied anticipate closing the acquisition on or about May 15, 2002.

On April 18, 2002, Optical Systems, Inc. repaid the outstanding principal and interest due under the October 30, 2001 Note.

On April 26, 2002, Diversified entered into a settlement agreement with Dominix, Inc., regarding the failure of Domminix to timely file and cause to be effective a certain registration statement which was to have registered the shares of common stock of Dominix issuable upon the conversion of Diversified's $100,000 6% debenture as well as the 2 year warrants to purchase up to 2,000,000 shares of common stock of Dominix. In settlement of said default, Dominix granted Diversified the right to convert up to the entire $100,000 principal balance the 6% debentures into up to 1,333,333 shares of Dominix's Series A Preferred Stock, which the Board of Dominix authorized and designated, each share of which is convertible, in the sole discretion of the Holder, into 100 shares of common stock of Dominix. Additionally, as part of the settlement agreement, the officers and directors of Dominix resigned their positions with Dominix and appointed Andrew J. Schenker as Dominix's new Chairman and Chief Executive Officer and James W. Zimbler as a Director and the President of Dominix.

In April 2002, the Company converted $150,000 principal amount and $4,700 of accrued interest of the $500,000 6% Convertible Debenture with DBS Industries (dated August 31, 2002) into 736,667 shares of common stock of DBS Industries.

In April 2002, we transferred $500,000 to a money manager.

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

Overview
--------
We are a holding company incorporated in the State of Delaware. We have two subsidiaries through which we conduct our business: (1) Diversified Capital Holdings, LLC (F/K/A Azure Capital Holdings, LLC), a Delaware limited liability company, and (2) CDKnet, LLC, a New York limited liability company.

Through CDKnet, LLC we developed a multimedia technology, called CDK(TM), which integrates audio, video and Internet connectivity on a standard compact disc. These custom compact discs play audio and display videos on a full-screen, using high-quality videos and digital technology. The custom compact discs also include software applications and targeted Web links.

The CDK(TM) product is targeted at the following industries: (1) entertainment (music, movies, and TV); (2) travel and tourism; (3) professional sports; (4) financial services; (5) education; (6) toys/games; (7) fashion; (8) food/cooking; (9) automotive; and (10) healthcare. CDKnet, LLC's primary disc production is through our technology and license agreement with Elbit, detailed below.

Through Diversified Capital Holdings, LLC, we are developing our management advisory consulting services business. Our target clients include both privately held and micro-capitalized publicly held development stage companies in need of focused, coherent management strategies. We are assembling a team of personnel which will facilitate our ability to provide our clients with cogent management consulting services and assist in the coordination of their day to day administration requirements. In addition to day to day management and administrative services, our range of consulting services will also include advice regarding the identification and evaluation of equity financing through the purchase or sale of equity, debt and or convertible securities.

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

In the near term, we will continue to focus on generating revenue from the sale of client-specific CDKs and custom compact disc services as well as our devloping. Our current business development efforts include both full-time employees as well as outside consultants. Consultants are compensated on a performance basis.

We receive funds from product sales and services. To date, we have focused our funds on the development of CDK(TM) products (including CDK(TM)) 1.0, CDK(TM) 3.0, CDK(TM) 3.0, and Gameplayer 2.0 and the distribution of our managment consulting services.

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

As of May 13, 2002, we had 36,196,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Stock Dividends
---------------
We have not issued a common stock dividend to date.

We did issue a Series A Preferred Stock dividend on December 14, 2001.

Recent Developments
-------------------
See notes 3 and 4 to the accompanying unaudited financial statements.

Stock Issuance
--------------
See note 2 to the accompanying unaudited financial statements.


Agreements
----------
See notes 3 and 4 to the accomanying unaudited financial statements.

Results of Operations - Three months ended March 31, 2002 compared to three months ended March 31, 2001.
--------------------------------------------------------------------------------

As a result of the sale of substantially all of the business and the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.

During the three months ended March 31, 2002, we incurred a net loss of ($169,526) on revenues of $19,704 compared to a net loss of ($1,830,000) on revenues of $939,000 for the three months ended March 31, 2001. The decline in revenues is directly attributable to the sale of the assets of our Valueflash subsidiary in June 2001. The revenues generated for the three months ended March 31, 2002 were primarily from our CDK operations. We anticipate that additional revenues will be generated in subsequent periods as management develops the management consulting and financial services business.

The cost of revenues for the three months ended March 31, 2002 was $0 compared to $36,000 for the three months ended March 31, 2001. This decrease was directly attrituble to the sale of the assets of the Valueflash subsidiary in June 2001.

For the three months ended March 31, 2002, other operating expenses were $207,305 compared to $2,573,000 for the three months ended March 31, 2001. This decrease reflects the sale of the assets of our Valueflash subsidiary in June 2001 and the shift in our operations to the development of financial services.

Results of Operations - Nine months ended March 31, 2002 compared to nine months ended March 31, 2001
------------------------------------------------------------------------------
As a result of the sale of substantially all of the business and the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business. Accordingly, we did not have revenues or costs of goods sold for the nine months ended March 31, 2002.

During the nine months ended March 31, 2002, we incurred a net loss of ($698,666) on revenues of $190,517 compared to a net loss of ($5,747,000) on revenues of 4,991,000 for the nine months ended March 31, 2001. The decline in revenues is directly attributable to sale of the assets of our Valueflash subsidiary in June 2001.The revenues generated for the nine months ended March 31, 2002 were primarily from our CDK operations. We anticipate that additional revenues will be generated in subsequent periods as management develops the management consulting and financial services business.

The cost of revenues for the nine months ended March 31, 2002 was $139,560 compared to $2,380,000 for the nine months ended March 31, 2001. This decrease was directly attributable to the sale of the assets of the Valueflash subsidiary in June 2001.

For the nine months ended March 31, 2002, other operating expenses were $786,143 compared to $8,039,000 for the nine months ended March 31, 2001. This decrease reflects the sale of the assets of our Valueflash subsidiary in June 2001 and the shift in the our operations to the development of management consulting and financial services. Included in operating expenses for the nine months ended March 31, 2002 is $126,000 of stock based compensation representing the amortization of amounts previousily deferred as well as costs incurred for $40,500 consulting contracts.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2002, we had $921,425 in cash and cash equivalents. Our principal commitments are $165,000 in subordinated convertible debentures and $114,911 in long-term debt and capitalized lease obligations and $612,576 in accounts payable and accrued expenses. We have no material commitments for capital expenditures, nor do we anticipate any. We anticipate that we will experience growth in operating, marketing and advertising expenses for the foreseeable future and that such expenses will be a material use of our cash resources. We anticipate that we will also use our cash resources to make private equity investments.

Net cash used in operating activities was ($227,021) for the nine months ended March 31, 2002 compared to net cash used in operating activities of ($2,795,000) for the nine months ended March 31, 2001. Cash used by operations resulted from net losses offset by non-cash depreciation and amortization and stock based compensation.

Net cash used in investing activities was ($1,119,165) for the nine months ended March 31, 2002 compared to ($747,000) for the nine months ended March 31, 2001. For the nine months ended March 31, 2002, our principal use of cash in investing activities was for private equity investments and notes receivable.

Net cash provided by financing activities was $10,611 for the nine months ended March 31, 2002 compared to cash provided of $2,749,000 for the nine months ended March 31, 2001. We used cash for the nine months ended March 31, 2002 to make payments on debt and lease obligations. For the nine months ended March 31, 2001, cash was provided primarily from the sale of stock.

We anticipate using cash in the future to (1) continue our current operations,
(2) further develop our management consulting and financial services line of business, (3) develop our CDK(TM) and Gameplayer product lines, and (4) repay debt.

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

           On December 26, 2001, we filed a registration statement on Form SB-2 (File No. 333-75968) with the Commission under the Securities Act of 1933 registering up to 8,292,753 shares of our common stock for sale by investors:
(1) who own 3,342,753 shares of our common stock, (2) issuable upon the exercise of options to purchase 4,200,000 shares of our common stock, and (3) issuable upon the exercise of warrrants to purchase 750,000 shares of our common stock. That Registration Statement was declared effective on January 14, 2002.

           Recent Sales of Unregistered Securities
           ---------------------------------------
           We incorporate by reference from our Quarterly Report on Form 10QSB, dated February 14, 2002 (File No. 0-27587), the list of recent sales of unregistered securities. The following additional securities were issued or sold without registering them under the Securities Act of 1933 in reliance upon the exemption(s) from registration provided by the Securities Act as follows:

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
         Not applicable.


Item 5.  Other Information.
         -----------------
         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits
              --------
              None.

         (b)  Forms 8-K
              ---------
              We did not file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: May 15, 2002                      /s/  Andrew J. Schenker
                                        -------------------------------------
                                        President and Chief Operating Officer



Date: May 15, 2002                      /s/  Timothy J. Mayette
                                        -------------------------------------
                                        Chief Financial Officer (Principal
                                        Accounting Officer)