Form 10QSB
period 2002-09-30
CDKNET COM INC
filed 2002-11-19
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2002.

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



                              150 Broadhollow Road
                                    Suite 103
                            Melville, New York 11747
                                 (631) 385-6200
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

                                      N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: November 19, 2002            36,186,267
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


================================================================================

                         PART I-- FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at September 30, 2002 (unaudited)         F-1

      Consolidated Statements of Operations for the three months
         ended September 30, 2002 and 2001 (unaudited)                     F-2

      Consolidated Statements of Cash Flows for the three months
         ended September 30, 2002 and 2001 (unaudited)                     F-3

      Notes to Consolidated Financial Statements                           F-4


      Management's Discussion and Analysis                                  1


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                II-1

Item 2.  Changes in Securities                                            II-1

Item 3.  Defaults Upon Senior Securities                                  II-1

Item 4.  Submission of Matters to a Vote of Security Holders              II-1

Item 5.  Other Information                                                II-1

Item 6.  Exhibits and Reports on Form 8-K                                 II-1

                        CDKNET.COM, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           September 30,
                                                                                               2002
                                                                                           ------------
                                                 ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                                  $     97,064
  Cash escrow                                                                                   500,000
  Assets held for sale, net                                                                     282,585
  Investments available for sale                                                                500,000
  Prepaid expenses and other current assets                                                      95,839
                                                                                           ------------
          Total current assets                                                                1,475,488

NOTES RECEIVABLE                                                                                577,000

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $481,808                                   14,183


OTHER ASSETS                                                                                     13,366

                                                                                           ------------

                                                                                           $  2,080,037
                                                                                           ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                                     $    242,386
  Due to related parties                                                                         38,000
  Other notes payable                                                                            94,128
                                                                                           ------------
          Total current liabilities                                                             374,514


SUBORDINATED CONVERTIBLE DEBENTURES                                                             165,000
MINORITY INTEREST                                                                                94,391

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A 5.75% Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,390,000 shares outstanding , liquidation value $1,529,000             1,370,125
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 36,196,267; shares issued and outstanding                                  3,620
  Additional paid in capital                                                                 23,213,279
  Accumulated deficit                                                                       (23,124,892)
  Trerasury stock (400,000 shares), at cost                                                     (16,000)
                                                                                           ------------
                                                                                              1,446,132
                                                                                           ------------
                                                                                           $  2,080,037
                                                                                           ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months           Three months
                                                         ended                  ended
                                                      September 30,          September 30,
                                                          2002                   2001
                                                      ------------           ------------
Net revenues
Cost of revenues
                                                      ------------           ------------
          Gross profit (loss)                                    0                      0

Selling, general and administrative expenses          $    214,436           $    268,741
Depreciation and amortization                               26,593                 22,375
                                                      ------------           ------------

          Loss from operations                            (241,029)              (291,116)

Other income and (expense)
    Interest income                                          8,223                 16,157
    Interest expense,                                       (3,962)                (3,108)
    Impairment of long lived assets
    Loss on sale of assets                                 (68,933)
    Minority interest in loss of subsidiary                 39,273
                                                      ------------           ------------

          NET LOSS                                    $   (266,428)          $   (278,067)
                                                      ============           ============

Preferred Dividend                                          28,537                 27,268
                                                      ------------           ------------
Net Loss to common Stockholders'                      $   (294,965)          $   (305,335)
                                                      ============           ============

Basic and diluted earnings (loss) per share           $      (0.01)          $      (0.01)
                                                      ============           ============

Weighted-average shares outstanding-
    basic and diluted                                   36,196,267             30,569,769
                                                      ============           ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three months ended    Three months ended
                                                                  September 30,        September 30,
                                                                      2002                  2001
                                                                  -----------           -----------
Cash flows from operating activities
  Net loss                                                        $  (266,428)          $  (278,067)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                      26,593                22,375
    Stock based compensation                                                                166,500
    Loss on sale of assets                                             68,933
    Minority interest in loss of consolidated subsidiary              (39,273)
    Changes in assets and liabilities
      Prepaid expenses and
          other current assets                                        (10,255)                6,827
      Accounts payable and accrued expense                            (62,344)              (97,716)
      Due to related party
      Deferred revenue
                                                                  -----------           -----------
          Net cash used in operating activities                      (282,774)             (180,081)
                                                                  -----------           -----------

Cash flows from investing activities
    Investment in notes receivable                                    (47,033)             (600,000)
    Other assets                                                                              1,261

                                                                  -----------           -----------
          Net cash used in investing activities                       (47,033)             (598,739)
                                                                  -----------           -----------

Cash flows from financing activities
    Repayment of  notes payable                                        (9,123)              (10,524)
    Proceeds from issuance of common stock

                                                                  -----------           -----------

          Net cash provided by financing activities                    (9,123)              (10,524)
                                                                  -----------           -----------

          NET INCREASE (DECREASE) IN CASH                            (338,930)             (789,344)
Cash at beginning of period                                           435,994             2,257,000
                                                                  -----------           -----------

Cash at end of period                                                  97,064             1,467,656
                                                                  ===========           ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                        1,487                 3,108
Noncash investing and financing transactions:
    Stock issued upon conversion of preferred stock                                          50,598

The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended September 30, 2002 and 2001 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2002 Form 10-KSB.

The operating results for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 3.  RECENT DEVELOPMENTS

In July 2002, we sold an investment in common stock to Target Growth Fund Ltd. subject to a one year note receivable in the amount of $450,000. With interest at 8% annually. The Company's carrying value in this investment was $518,933. Accordingly, the Company recorded a loss of $68,933 on the sale of this investment during the three months ended September 30, 2002. Target Growth Fund Ltd. is a preferred stockholder of the Company.

NOTE 4.  SUBSEQUENT EVENTS

On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified Capital Holdings, LLC, CDK Financial Corp. and CDKNet, LLC to Universal Media Holdings, Inc. ("Universal"). At the time of the transaction, James W. Zimbler served as President and a Director of Universal and also served as Secretary and Executive Vice President of CDKNet.com. On the same day, Steven A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of Universal. Certain of the assets comprising the consulting business of Diversified Capital Holdings, LLC and investments we made were transferred to Universal. CDKNet, LLC has not been transferred to Universal pending receipt of requisite approvals. As a result, we remain in the business of producing custom compact disks.

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

Overview
--------

We are a holding company incorporated in the State of Delaware. We have two subsidiaries through which we conduct our business: (1) CDKnet, LLC, a New York limited liability company, and (2) Diversified Capital Holdings, LLC, a Delaware limited liability company. On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial Corp. and CDKNet, LLC to Universal Media Holdings, Inc. ("Universal"). Certain of the assets comprising the consulting business of Diversified and investments we made were transferred to Universal. CDKNet, LLC has not been transferred to Universal. As a result, we remain in the business of producing custom compact disks.

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

We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific compact discs and the sale of custom compact discs, in fiscal 2002, most of our resources were directed to developing our corporate management consulting services in accordance with our fiscal 2002 operating plan, which we abandoned in October, 2002.

As of November 19, 2002, we had 36,196,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Stock Dividend
--------------

We have not issued a common stock dividend to date.

Recent Developments
-------------------

In July 2002, we sold an investment in common stock to Target Growth Fund Ltd. subject to a one year note receivable in the amount of $450,000. With interest at 8% annually the Company's carrying value in this investment was $518,937. Accordingly, the Company recorded a loss of $68,933 on the sale of this investment during the three months ended September 30, 2002. Target Growth Fund Ltd. is a preferred stockholder of the Company.

On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial and CDKNet, LLC to Universal Media Holdings, Inc. ("Universal"). At the time of the transaction, James W. Zimbler served as President and a Director of Universal and also served as Secretary and Executive Vice President of CDKNet.com. On the same day, Steven
A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of Universal. Certain of the assets comprising the consulting business of Diversified and investments we made were transferred to Universal. CDKNet, LLC has not been transferred to Universal. As a result, we remain in the business of producing custom compact disks.


Results of Operations - Three months ended September 30, 2002 compared to three months ended September 30, 2001
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.
We did not have revenues or costs of goods sold for the three months ended September 30, 2002 or 2001.

During the three months ended September 30, 2002, we incurred a net loss of $268,425 on revenues of $0 compared to a net loss of $278,067 on revenues of $0 for the three months ended September 30, 2001. We did not generate any revenues from our CDK operations during the three months ended September 30, 2002 or from the financial services consulting business.

For the three months ended September 30, 2002, other operating expenses were $241,029 compared to $291,116 for the three months ended September 30, 2001. Operating expenses consist of primarily consulting and other professional fees including $50,000 in consulting fees paid to George Sandhu, a representative of the preferred stockholders.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2002, we had $97,064 in cash and cash equivalents. Our principal commitments are $165,00 in subordinated convertible debentures and $94,128 in notes payable and $242,386 in accounts payable and accrued expenses. In October and November 2002, $400,000 cash was returned from one of the Company's investments.

Net cash used in operating activities was $282,774 for the three months ended September 30, 2002 compared to net cash used in operating activities of $180,081 for the three months ended September 30, 2001. Cash used by operations primarily resulted from net losses offset by non-cash depreciation and amortization.

Net cash used in investing activities was $47,033 for the three months ended September 30, 2002 compared to $598,739 for the three months ended September 30, 2001. For the three months ended September 30, 2002, our principal use of cash in investing activities was for several small notes receivable.

Net cash used by financing activities was $9,123 for the three months ended September 30, 2002 compared to cash provided of $10,524 for the three months ended September 30, 2001. We used cash for the three months ended September 30, 2002 to make principle payments on a note payable.

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

ITEM 3.   CONTROLS AND PROCEDURES.
          -----------------------

Within the 90 days prior to the date of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) required to be included in the company's periodic SEC filings.

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


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              99.1   Certification pursuant to 18 U.S.C. 1350.

              99.2   Certification pursuant to 18 U.S.C. 1350.

         (b)  Forms 8-K
              ---------

              None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: November 19, 2002                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer and
                                        Secretary


Date: November 19, 2002                 /s/  Timothy J. Mayette
                                        -----------------------
                                        Chief Financial Officer

                                  CERTIFICATION

     I, Steven A. Horowitz, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CDKNet.Com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

                                         /s/ Steven A. Horowitz
                                         ------------------------------------
                                         Steven A. Horowitz, Chairman and CEO

                                  CERTIFICATION

     I, Timothy J. Mayette, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of CDKNet.Com, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002

                                         /s/ Timothy J. Mayette
                                         --------------------------
                                         Timothy J. Mayette, CFO