Form 10QSB
period 2002-12-31
CDKNET COM INC
filed 2003-02-14
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 2002.

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


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: February 14, 2013            36,196,267
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


================================================================================

                         PART I-- FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at December 31, 2002 (unaudited)          F-1

      Consolidated Statements of Operations for the three and six
         months ended December 31, 2002 and 2001 (unaudited)               F-2

      Consolidated Statements of Cash Flows for the six months
         ended December 31, 2002 and 2001 (unaudited)                      F-3

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


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                II-1

Item 2.  Changes in Securities                                            II-1

Item 3.  Defaults Upon Senior Securities                                  II-1

Item 4.  Submission of Matters to a Vote of Security Holders              II-2

Item 5.  Other Information                                                II-2

Item 6.  Exhibits and Reports on Form 8-K                                 II-2

                        CDKNET.COM, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                           December 31,
                                                                                               2002
                                                                                           ------------
                                                 ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                                  $    761,017
  Assets held for sale, net                                                                     147,085
  Investments available for sale                                                                100,000
  Prepaid expenses and other current assets                                                      70,839
                                                                                           ------------
          Total current assets                                                                1,078,941

NOTES RECEIVABLE                                                                                559,500

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $506,808                                  107,183


OTHER ASSETS                                                                                     11,774

                                                                                           ------------

                                                                                           $  1,757,398
                                                                                           ============
                                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                                     $    252,183
  Due to related parties                                                                         38,000
  Other notes payable                                                                            28,500
                                                                                           ------------
          Total current liabilities                                                             318,683


SUBORDINATED CONVERTIBLE DEBENTURES                                                             165,000
MINORITY INTEREST                                                                                91,448

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A 5.75% Convertible Preferred stock - par value $.0001 per share; authorized
    2,250,000 shares; 1,632,459 shares outstanding , liquidation value $1,632,459             1,480,142
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 36,196,267; shares issued and outstanding                                  3,620
  Additional paid in capital                                                                 23,069,762
  Accumulated deficit                                                                       (23,355,257)
  Trerasury stock (400,000 shares), at cost                                                     (16,000)
                                                                                           ------------
                                                                                              1,182,267
                                                                                           ------------
                                                                                           $  1,757,398
                                                                                           ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three months        Three months         Six months          Six months
                                                          ended               ended               ended               ended
                                                       December 31         December 31         December 31         December 31
                                                          2002                2001                2002                2001
                                                      ------------        ------------        ------------        ------------
Net revenues                                                              $    170,813                            $    170,813
Cost of revenues                                                               139,560                                 139,560
                                                      ------------        ------------        ------------        ------------
          Gross profit (loss)                                                   31,253                                  31,253

Selling, general and administrative expenses          $    218,633             262,161        $    433,069             530,902
Depreciation and amortization                               26,593              25,561              53,186              47,936
                                                      ------------        ------------        ------------        ------------

          Loss from operations                            (245,226)           (256,469)           (486,255)           (547,585)

Other income and (expense)
    Interest income                                         12,217               7,996              20,440              24,153
    Interest expense,                                       (5,340)             (2,600)             (9,302)             (5,708)
    Loss on sale of assets                                                                         (68,933)
    Other income                                             2,500                                   2,500
    Minority interest in loss of subsidiary                  2,943                                  42,216
                                                      ------------        ------------        ------------        ------------

          NET LOSS                                    $   (232,906)       $   (251,073)       $   (499,334)       $   (529,140)
                                                      ============        ============        ============        ============

Preferred Dividend                                          28,538              26,539              57,075              53,807
                                                      ------------        ------------        ------------        ------------
Net Loss to common Stockholders'                      $   (261,444)       $   (277,612)       $   (556,409)       $   (582,947)
                                                      ============        ============        ============        ============

Basic and diluted earnings (loss) per share           $      (0.01)       $      (0.01)       $      (0.02)       $      (0.02)
                                                      ============        ============        ============        ============

Weighted-average shares outstanding-
    basic and diluted                                   36,196,267          32,848,036          36,196,267          31,718,267
                                                      ============        ============        ============        ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six months ended      Six months ended
                                                                  December 31,          December 31,
                                                                      2002                  2001
                                                                  -----------           -----------
Cash flows from operating activities
  Net loss                                                        $  (499,334)          $  (529,140)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                      53,186                47,936
    Stock based compensation                                                                166,500
    Common stock and stock warrants issued for services                                      28,000
    Loss on sale of assets                                             68,933
    Minority interest in loss of consolidated subsidiary              (42,216)
    Changes in assets and liabilities
      Prepaid expenses and
          other current assets                                        (34,100)                8,647
      Accounts payable and accrued expense                            (52,547)             (259,303)
      Due to related party
      Deferred revenue
                                                                  -----------           -----------
          Net cash used in operating activities                      (437,878)             (537,360)
                                                                  -----------           -----------

Cash flows from investing activities
    Investment in notes receivable                                    (53,848)           (1,025,000)
    Purchase of equipment                                                                    (4,738)
    Cash escrow                                                       500,000
    Investments held for sale                                         400,000
                                                                  -----------           -----------
          Net cash used in investing activities                       846,152            (1,029,738)
                                                                  -----------           -----------

Cash flows from financing activities
    Repayment of notes payable                                        (83,251)              (15,000)
    Proceeds from notes payable                                                              50,000
    Principal payments on capital lease obligations                                         (21,133)
                                                                  -----------           -----------

          Net cash provided by financing activities                   (83,251)               13,867
                                                                  -----------           -----------

          NET INCREASE (DECREASE) IN CASH                             325,023            (1,553,231)
Cash at beginning of period                                           435,994             2,257,000
                                                                  -----------           -----------

Cash at end of period                                             $   761,017           $   703,769
                                                                  ===========           ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                        4,352                 5,708
Noncash investing and financing transactions:
    Stock issued upon conversion of preferred stock                                          50,598

The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended December 31, 2002 and 2001 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2002 Form 10-KSB.

The operating results for the three and six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  REVERSE STOCK SPLIT APPROVAL

On November 22, 2002, the Board of Directors and a majority of common shareholders (67%) approved a one for fifty reverse stock split and, also, increased the amount of authorized common shares to 100 million. Both the reverse stock split and increase in authorized shares may be effected at the discretion of the Board up to November 21, 2003. See Item 4.

NOTE 3.  SALES OF ASSETS

In July 2002, we sold an investment in common stock to Target Growth Fund Ltd. subject to a one year note receivable in the amount of $450,000. With interest at 8% annually. The Company's carrying value in this investment was $518,933. Accordingly, the Company recorded a loss of $68,933 on the sale of this investment during the six months ended September 30, 2002. Target Growth Fund Ltd. is a preferred stockholder of the Company.

On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified Capital Holdings, LLC (Diversified), CDK Financial Corp. and CDKNet, LLC to National Management Consultants, Inc. (National), formerly Universal Media Holdings, Inc. At the time of the transaction, James W. Zimbler served as President and a Director of National and also served as Secretary and Executive Vice President of CDKNet.com. On the same day, Steven A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of National. Certain of the assets comprising the consulting business of Diversified Capital Holdings, LLC and investments we made were transferred to National. CDKNet, LLC has not been transferred to National pending receipt of requisite approvals.

It was subsequently determined that certain intangible assets of CDKNet, LLC will not be transferred and therefore the transaction sale of assets to National has been modified. On January 5, 2003, we entered into a Revised Asset Purchase Agreement pursuant to which we will sell certain assets of Diversified to National. The revised sale price of the assets is a revised promissory note in the amount of $339,000. plus interest at the rate of five percent (5%), payable monthly until February 2006. The note will be secured by a security agreement on all the assets of National.

NOTE 4.  SUBSEQUENT EVENTS

In January 2003, the Board of Directors of the Company authorized the issuance of an aggregate of 72,000 Series A preferred shares to the minority shareholders of our Valueflash subsidiary in exchange for their common shares of Valueflash. After this transaction is completed, Valueflash will be a wholly-owned subsidiary.

In Janaury 2003, the Board of Directors approved an adjustment in the conversion rate of the $165,000 of subordinated convertible debentures. The new conversion rate will be $.01 per common share.

In January 2003, the Board of Directors authorized the issuance of 17,500 shares of series A preferred stock to Andrew Schenker for services rendered to the Company.

In January 2003, the Board of Directors authorized the issuance of 470,000 shares of Series B preferred stock to Robert M. Rubin and C. Dean McLain pursuant to a consulting agreement.

On February 7, 2003, we announced that we entered into an agreement with Western Power & Equipment Corp. (Western) to acquire a portion of Western's business in California and Nevada. Western sells, leases, rents and services construction and industrial equipment for Case Corporation and 30 other manufacturers. CDK will acquire approximately $15 million of tangible assets and operations, which reported nearly $50 million of total revenue for the year ended July 31, 2002, in exchange for the assumption or replacement of existing debt, a cash payment of $500,000. and a five-year promissory note of $500,000. Certain members of Western's management will receive approximately 60% of the post transaction combined entity. The completion of the transaction remains subject to several conditions including the approval of both companies board's, financing transactions including an institutional revolving credit facility and other financing for the purchase, receipt of other third party approvals, delivery of audited financial statements of the business to be acquired, additional due diligence and compliance with applicable regulatory requirements.

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

Overview
--------

We are a holding company incorporated in the State of Delaware. We have two subsidiaries through which we conduct our business: (1) CDKnet, LLC, a New York limited liability company, and (2) Diversified Capital Holdings, LLC, a Delaware limited liability company. On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial Corp. and CDKNet, LLC to National Management Consultants, Inc. (National), formerly Universal Media Holdings, Inc. Certain of the assets comprising the consulting business of Diversified and investments we made were transferred to National. CDKNet, LLC has not been transferred to National. As a result, we remain in the business of producing custom compact disks.

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

As of February 14, 2003, we had 36,196,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Stock Dividend
--------------

We have not issued a common stock dividend to date.

Recent Developments
-------------------

In July 2002, we sold an investment in common stock to Target Growth Fund Ltd. subject to a one year note receivable in the amount of $450,000. With interest at 8% annually the Company's carrying value in this investment was $518,937. Accordingly, the Company recorded a loss of $68,933 on the sale of this investment during the six months ended September 30, 2002. Target Growth Fund Ltd. is a preferred stockholder of the Company.

On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial and CDKNet, LLC to National Management Consultants, Inc. (National), formerly Universal Media Holdings, Inc. At the time of the transaction, James W. Zimbler served as President and a Director of National and also served as Secretary and Executive Vice President of CDKNet.com. On the same day, Steven A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of National. Certain of the assets comprising the consulting business of Diversified and investments we made were transferred to National. CDKNet, LLC has not been transferred to National. As a result, we remain in the business of producing custom compact disks.

It was subsequently determined that certain intangible assets of CDKNet, LLC will not be transferred and therefore the transaction sale of assets to National, Inc has been modified. On January 5, 2003, we entered into a Revised Asset Purchase Agreement pursuant to which we will sell certain assets of Diversified to National. The revised sale price of the assets is a revised promissory note in the amount of $339,000. plus interest at the rate of five percent (5%), payable monthly until February 2006. The note will be secured by a security agreement on all the assets of National.

In January 2003, the Board of Directors of the Company authorized the issuance of an aggregate of 72,000 Series A preferred shares to the minority shareholders of our Valueflash subsidiary in exchange for their common shares of Valueflash. After this transaction is completed, Valueflash will be a wholly-owned subsidiary.

In Janaury 2003, the Board of Directors approved an adjustment in the conversion rate of the $165,000 of subordinated convertible debentures. The new conversion rate will be $.01 per common share.

In January 2003, the Board of Directors authorized the issuance of 17,500 shares of series A preferred stock to Andrew Schenker for services rendered to the Company.

In January 2003, the Board of Directors authorized the issuance of 470,000 shares of Series B preferred sstock to Robert M. Rubin and C. Dean McLain pursuant to a consulting agreement.

On February 7, 2003, we announced that we entered into an agreement with Western Power & Equipment Corp. (Western) to acquire a portion of Western's business in California and Nevada. Western sells, leases, rents and services construction and industrial equipment for Case Corporation and 30 other manufacturers. CDK will acquire approximately $15 million of tangible assets and operations, which reported nearly $50 million of total revenue for the year ended July 31, 2002, in exchange for the assumption or replacement of existing debt, a cash payment of $500,000. and a five-year promissory note of $500,000. Certain members of Western's management will receive approximately 60% of the post transaction combined entity. The completion of the transaction remains subject to several conditions including the approval of both companies board's, financing transactions including an institutional revolving credit facility and other financing for the purchase, receipt of other third party approvals, delivery of audited financial statements of the business to be acquired, additional due diligence and compliance with applicable regulatory requirements.

Results of Operations - Three months ended December 31, 2002 compared to three months ended December 31, 2001
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.
We did not have revenues or costs of goods sold for the three or six months ended December 31, 2002.

During the three months ended December 31, 2002, we incurred a net loss of $232,906 on revenues of $0 compared to a net loss of $251,073 on revenues of $170,813 for the three months ended December 31, 2001. We did not generate any revenues from our CDK operations during the three months ended December 31, 2002 or from the financial services consulting business.

For the three months ended December 31, 2002, other operating expenses were $245,226 compared to $287,722 for the three months ended December 31, 2001. Operating expenses consist of primarily consulting and other professional fees including $50,000 in consulting fees paid to George Sandhu, a representative of the preferred stockholders.

Results of Operations - Six months ended December 31, 2002 compared to six months ended December 31, 2001
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.
We did not have revenues or costs of goods sold for the three or six months ended December 31, 2002.

During the six months ended December 31, 2002, we incurred a net loss of $499,334 on revenues of $0 compared to a net loss of $529,140 on revenues of $170,813 for the six months ended December 31, 2001. We did not generate any revenues from our CDK operations during the six months ended December 31, 2002 or from the financial services consulting business.

For the six months ended December 31, 2002, other operating expenses were $486,225 compared to $578,838 for the six months ended December 31, 2001. Operating expenses consist of primarily consulting and other professional fees including $50,000 in consulting fees paid to George Sandhu, a representative of the preferred stockholders.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, we had $761,017 in cash and cash equivalents. Our principal commitments are $165,00 in subordinated convertible debentures and $28,500 in notes payable and $252,183 in accounts payable and accrued expenses. In October and November 2002, $400,000 cash was returned from one of the Company's investments. In December 2002, the Company received $500,000 of previously escrowed cash.

Net cash used in operating activities was $437,878 for the six months ended December 31, 2002 compared to net cash used in operating activities of $537,360 for the six months ended December 31, 2001. Cash used by operations primarily resulted from net losses offset by non-cash depreciation and amortization.

Net cash provided in investing activities was $846,152 for the six months ended December 31, 2002 compared to cash used of $1,029,738 for the three months ended December 31, 2001. For the six months ended December 31, 2002, we received $400,000 cash from the maturity of certain investments and $500,000 of previously escrowed cash. In December 2002, we entered into a series of settlement agreements related to our purchase of certain companies during fiscal 2002. Certain aspects of the related stock purchase agreements had not been fully performed and the parties desired to settle their respective obligations. Accordingly, the Company has adjusted the purchase price and consideration issued downward to reflect the terms of the settlement agreements. The Company has reduced the amount of series A preferred stock issued and reduced the amount of goodwill initially recorded for these acquisitions.

Net cash used by financing activities was $83,251 for the six months ended December 31, 2002 compared to cash provided of $13,867 for the six months ended December 31, 2001. We used cash for the six months ended December 31, 2002 to make principle payments on a note payable.

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

                           PART II-- OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
         None.

Item 2.  Changes in Securities
         ---------------------
         (a) Not applicable

         (b) On November 18, 2002, the Company's Board of Directors, with Mr. Steven Horowitz abstaining due to his previously disclosed interest in the transaction, adopted an amendment to the designation setting forth the rights of holders of Series A Preferred Stock. The amendment, and related agreement with the holders of Series A shares, eliminated the variable rate at which Series A shares could be converted into shares of the Company's Common Stock, fixed the conversion rate at $.01 per share (subject to adjustment in the event one or more stock splits or combinations), gave the Series A holders the right to vote on an "as converted basis," cured the existing accumulated and unpaid dividend arrearage by the issuance of 136,959 additional shares of Series A Preferred, and eliminated the cumulative dividend going forward. The changes were made, in part, to release the Company from any claims on the part of the Series A holders for the Company's failure to maintain a sufficient number of shares of common stock issuable upon conversion of the Series A shares.

             In January 2003, the Board authorized the designation of 470,000 Series B Convertible Shares of Preferred Stock each having a liquidation preference of $2.50 per share. The Series B shares are convertible into shares of the Company's common stock at $.0025 per share (subject to adjustment in the event of one or more common stock splits or combinations), do not have any dividend rights, or voting rights (except as provided by law), and are redeemable at the Company's option for $.0001 per share, if certain conditions relating to a consulting agreement have not been achieved. The Series B Shares are to be issued as compensation for certain consulting services.

         (c) On November 21, 2002, the Company issued 136,959 shares of Series A Preferred Stock as a dividend. The issuance of the shares is claimed to be exempt from registration under the Securities Act of 1933, pursuant to the interpretation of the General Counsel of the SEC (Sec. Act Release 929, 1936) that the issuance of a stock dividend does not involve a sale.

             On January 14, 2003, the Company issued 95,500 shares of Series A Preferred Stock to three person, in satisfaction of various claims made by such persons in connection with acquisitions made by the Company in May 2002. Of the shares issued, 35,500 may be cancelled in certain events. The shares were issued in reliance on Section 4(2) or 4(6) of the Securities Act, for private offerings not involving a public offering or for offers solely to accredited investors.

             On January 29, 2003, the Company set aside 72,000 Series A Shares to acquire the remaining interests of CDK Financial Corp., a more than 90% owned subsidiary. The shares will be issued in reliance upon an exemption from registration set forth in Section 4(2) or 4(6) of the Securities Act for offerings not involving a public offering or solely to accredited investors.

             On January 29, 2003, the company issued 17,500 shares of Series A Preferred Stock to Andrew Schenker, a director and Chief Operating Officer of the Company, relying upon Section 4(2) or 4(6) of the Securities Act for offerings not involving a public offering or solely to accredited investors.

             See Item 4, below.

         (d) Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
             On November 22, 2002, holders of 67% of the Company's voting stock, consisting of common stock and Series A Preferred Stock consented to the an amendment to the Company's certificate of incorporation to reverse split the common stock 50-for-one and increasing the number of authorized common shares from 40,000,000 to 100,000,000, after the reverse split. Both the reverse split and increase in authorizes shares may be effected by the board of directors any time until November 21, 2003. In addition the consenting stockholders re-elected Steven A. Horowitz, Anthony J. Bonomo and Andrew J. Schenker directors. An information statement concerning these actions was mailed to holders of common stock on December 6, 2002.

Item 5.  Other Information.
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits
              --------
              2.1 Asset and Business Purchase Agreement between CDKnet.com, Inc., GCS Western Power & Equipment Corp., and Western Power & Equipment Corp.

              2.2 Letter Amendment to Asset and Business Purchase Agreement between CDKnet.com, Inc., GCS Western Power & Equipment Corp., and Western Power & Equipment Corp.

              3.1    Amended and Restated Series A Designation

              3.2    Series B Designation

              4.1 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and International Investment Group Equities Fund N.V.

              4.2 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and New Millennium FSG Ltd.

              10.1 Revised Asset Purchase Agreement between CDKnet.com, Inc. and National Management Consultants, Inc. (formerly Universal Media Holdings, Inc.) dated January 2003

              10.2 Consulting Agreement between CDKnet.com, Inc., Robert M. Rubin and C. Dean McClain dated January 22, 2003

              10.3 Settlement Agreement between CDKnet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Adelphia Holdings LLC dated December 31, 2002

              10.4 Settlement Agreement between CDKnet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Lee Rubinstein dated December 31, 2002

              10.5 Settlement Agreement between CDKnet.com, Inc., Diversified Capital Holdings, LLC and Adelphia Holdings, LLC dated December 31, 2002

              10.6 Settlement Agreement between CDKnet.com, Inc., Diversified Capital Holdings, LLC and Lee Rubinstein dated December 31, 2002

              10.7 Separation and Release Agreement between CDKnet.com, Inc. and James W. Zimbler dated January 13, 2003, effective October 22, 2002

              10.8 Letter agreement dated October 15, 2002 between CDKnet.com, Inc. and the holders of Series A Preferred Stock

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


                                        CDKNET.COM, INC.

Date: February 14, 2003                 /s/ Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer and
                                        Secretary


Date: February 14, 2003                 /s/ Timothy J. Mayette
                                        -----------------------
                                        Chief Financial Officer

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

February 14, 2003

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

February 14, 2002

                                         /s/ Timothy J. Mayette
                                         --------------------------
                                         Timothy J. Mayette, CFO