Form 10QSB
period 2003-03-31
CDKNET COM INC
filed 2003-05-20
CIK 1095130

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2003.

[_] Transition Report under Section 13 or 15(d) of the Exchange Act for the transition period from _________________ to _________________.

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




                               40 Marquette Drive
                            Smithtown, New York 11787
                                 (631) 724-1643
                                 WWW.CDKNET.COM
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)


                              150 Broadhollow Road
                                    Suite 103
                            Melville, New York 11747
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: May 12, 2003                 36,196,267
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]


================================================================================

                         PART I-- FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at March 31, 2003 (unaudited)             F-1

      Consolidated Statements of Operations for the three and nine
         months ended March 31, 2003 and 2002 (unaudited)                  F-2

      Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2003 and 2002 (unaudited)                         F-3

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

Item 4.  Submission of Matters to a Vote of Security Holders              II-2

Item 5.  Other Information                                                II-2

Item 6.  Exhibits and Reports on Form 8-K                                 II-2

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)




                                                                          March 31
                                                                              2003
                                                                      ------------

                                     ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                             $    719,561
  Prepaid expenses and other current assets                                 65,667
  Notes receivable, current                                                397,972
                                                                      ------------
          Total current assets                                           1,183,200

NOTES RECEIVABLE                                                           211,613

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $531,407              82,583


OTHER ASSETS                                                                10,181
                                                                      ------------
                                                                      $  1,487,577
                                                                      ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                                $    270,059
  Due to related parties                                                    38,000
                                                                      ------------
          Total current liabilities                                        308,059


SUBORDINATED CONVERTIBLE DEBENTURES                                        165,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A Convertible Preferred stock - par value $.0001 per share;
     authorized 5,000,000 shares; 1,731,959 shares outstanding,
     liquidation value $1,731,959                                        1,586,200
  Series B Convertible Preferred Stock - authorized 470,000 shares;
     0 shares outstanding, liquidation preference 1,175,000
  Common stock - par value $.0001, per share; authorized,
     40,000,000 shares; 36,196,267; shares issued and outstanding            3,620
  Additional paid in capital                                            23,477,085
  Accumulated deficit                                                  (24,036,387)
  Treasury stock (400,000 shares), at cost                                 (16,000)
                                                                      ------------
                                                                         1,014,518
                                                                      ------------
                                                                      $  1,487,577
                                                                      ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                 Three months      Three months       Nine months       Nine months
                                                        ended             ended             ended             ended
                                                     March 31          March 31          March 31          March 31
                                                         2003              2002              2003              2002
                                                 ------------      ------------      ------------      ------------
Net revenues                                                       $     19,704                        $    190,517
Cost of revenues                                                                                            139,560
                                                 ------------      ------------      ------------      ------------

          Gross profit (loss)                               0            19,704                 0            50,957

Selling, general and administrative expenses     $    141,371           182,509      $    574,440           713,411
Depreciation and amortization                          26,193            24,796            79,379            72,732
                                                 ------------      ------------      ------------      ------------

          Loss from operations                       (167,564)         (187,601)         (653,819)         (735,186)

Other income and (expense)
  Interest income                                         502            25,617            20,942            49,770
  Interest expense,                                    (2,475)           (7,542)          (11,777)          (13,250)
  Other income                                                                              2,500
  Debenture conversion feature                       (394,433)                           (394,433)
  Loss on sale of assets                                                                  (68,933)
  Minority interest in loss of subsidiary                                                  42,216
                                                 ------------      ------------      ------------      ------------

          NET LOSS                               $   (563,970)     $   (169,526)     $ (1,063,304)     $   (698,666)
                                                 ============      ============      ============      ============

Preferred Dividend                                     30,025            26,539            87,100            80,346
Deemed Dividend                                       202,959                           1,731,959
                                                 ------------      ------------      ------------      ------------
Net Loss to Common Stockholders'                 $   (796,954)     $   (196,065)     $ (2,882,363)     $   (779,012)
                                                 ============      ============      ============      ============

Basic and diluted earnings (loss) per share      $      (0.02)     $      (0.01)     $      (0.08)     $      (0.02)
                                                 ============      ============      ============      ============

Weighted-average shares outstanding-
  basic and diluted                                36,196,276        36,196,276        36,196,267        33,342,584
                                                 ============      ============      ============      ============


The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              Nine Months       Nine Months
                                                                    Ended             Ended
                                                                 March 31          March 31
                                                                     2003              2002
                                                             ------------      ------------
Cash flows from operating activities
  Net loss                                                   $ (1,063,304)     $   (698,666)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                  79,379            72,400
    Stock based compensation                                       17,500           166,500
    Stock and stock warrants issued for services                   10,000            28,000
    Debenture conversion feature                                  394,433
    Loss on sale of assets                                         68,933
    Minority interest in loss of consolidated subsidiary          (42,216)
    Changes in assets and liabilities
      Prepaid expenses and
        other current assets                                       39,672           (92,561)
      Cash escrow                                                                   500,000
      Accounts payable and accrued expense                        (39,171)
      Due to related party                                                        (202,694)
      Deferred revenue
                                                             ------------      ------------
        Net cash used in operating activities                    (534,774)         (227,021)
                                                             ------------      ------------

Cash flows from investing activities
    Purchase of furniture and equipment                                              (9,165)
    Cash escrow                                                   500,000
    Investment in notes receivable                                (82,908)       (1,110,000)
    Investments held for sale                                     500,000
                                                             ------------      ------------
        Net cash provided (used) in investing activities          917,092        (1,119,165)
                                                             ------------      ------------

Cash flows from financing activities
    Repayment of  notes payable                                   (98,751)          (15,000)
    Proceeds from note payable                                                       56,000
    Principal payments on capital lease obligations                                 (30,389)
                                                             ------------      ------------

        Net cash (used in) provided by financing activities       (98,751)           10,611
                                                             ------------      ------------

        NET INCREASE (DECREASE) IN CASH                           283,567        (1,335,575)
Cash at beginning of period                                       435,994         2,257,000
                                                             ------------      ------------

Cash at end of period                                             719,561           921,425
                                                             ============      ============

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                     --               5,708
Noncash investing and financing transactions:
    Stock issued upon conversion of preferred stock                  --              50,598


The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended March 31, 2003 and 2002 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2002 Form 10-KSB.

The operating results for the three and nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  REVERSE STOCK SPLIT APPROVAL

On November 22, 2002, the Board of Directors and a majority of common shareholders (67%) approved a one for fifty reverse stock split and, also, increased the amount of authorized common shares to 100 million. Both the reverse stock split and increase in authorized shares may be effected at the discretion of the Board up to November 21, 2003. See Item 4.

NOTE 3.

On November 18, 2002, the Company's Board of Directors, with Mr. Steven Horowitz abstaining due to his previously disclosed interest in the transaction, adopted an amendment to the designation setting forth the rights of holders of Series A Preferred Stock. The amendment, and related agreement with the holders of Series A shares, eliminated the variable rate at which Series A shares could be converted into shares of the Company's Common Stock, fixed the conversion rate at $.01 per share (subject to adjustment in the event one or more stock splits or combinations), gave the Series A holders the right to vote on an "as converted basis," cured the existing accumulated and unpaid dividend arrearage by the issuance of 136,959 additional shares of Series A Preferred, and eliminated the cumulative dividend going forward. The changes were made, in part, to release the Company from any claims on the part of the Series A holders for the Company's failure to maintain a sufficient number of shares of common stock issuable upon conversion of the Series A shares. The conversion feature of the Series A Convertible Preferred Stock, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,731,959 which has been limited to the recorded value of this preferred stock pursuant to EITF 98-5. The conversion feature has been presented as a non-cash deemed dividend for the periods ended March 31, 2003, resulting in a loss applicable to common shareholders. Additional paid in capital was increased as a result of this adjustment and decreased by the deemed dividend in equal amounts.

NOTE 4.  SALES OF ASSETS

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

On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified Capital Holdings, LLC (Diversified), CDK Financial Corp. and CDKNet, LLC to National Management Consultants, Inc. (National), formerly Universal Media Holdings, Inc. At the time of the transaction, James W. Zimbler served as President and a Director of National and also served as Secretary and Executive Vice President of CDKNet.com. On the same day, Steven A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of National. Certain of the assets comprising the consulting business of Diversified Capital Holdings, LLC and investments we made were transferred to National. CDKNet, LLC has not been transferred to National pending receipt of requisite approvals. Such approvals were received during the quarter ended March 31, 2003.

It was subsequently determined that certain intangible assets of CDKNet, LLC would not be transferred and therefore the sale of assets to National was modified. On January 5, 2003, we entered into a Revised Asset Purchase Agreement pursuant to which we sold certain assets of Diversified to National. The revised sale price of the assets is a revised promissory note in the amount of $339,000. plus interest at the rate of five percent (5%), payable monthly until February 2006. The note is secured by a security agreement on all the assets of National.

NOTE 5.  OTHER INFORMATION

In January 2003, the Board of Directors of the Company authorized the issuance of an aggregate of 72,000 Series A preferred shares to the minority shareholders of our CDK Financial Corp. (formerly Valueflash) subsidiary in exchange for their common shares of CDK Financial Corp. After this transaction is completed, CDK Financial Corp. will be a wholly-owned subsidiary.

In Janaury 2003, the Board of Directors approved an adjustment in the conversion rate of the $165,000 of subordinated convertible debentures. The new conversion rate will be $.01 per common share. Accordingly, the Company recorded an expense of $394,433 representing the change in this conversion feature.

In January 2003, the Board of Directors authorized the issuance of 17,500 shares of series A preferred stock to Andrew Schenker for services rendered to the Company.

In January 2003, the Board of Directors authorized the issuance of 470,000 shares of Series B preferred stock to Robert M. Rubin and C. Dean McLain pursuant to a consulting agreement. On March 28, 2003, the Company redeemed all Series B Shares for $.0001 per share in accordance with the terms of the designation creating the series.

On January 29, 2003, the Company entered into an agreement with Western Power & Equipment Corp. (Western) to acquire a portion of Western's business in California and Nevada. Western sells, leases, rents and services construction and industrial equipment for Case Corporation and 30 other manufacturers. The transaction was abandonded due to the failure of several conditions including, obtaining financing for the purchase, receipt of other third party approvals and, delivery of audited financial statements of the business to be acquired.

On February 27, 2003, the Board of Directors authorized the issuance of 10,000 shares of Series A Preferred Stock in partial settlement of legal fees due to an unaffiliated law firm.

Note 6.  Subsequent Events.

On May 5, 2003 the Company entered into an agreement with Western to acquire all of the capital stock of Western's operating subsidiary in exchange for 9.4 million shares of the Company's Common Stock (after giving effect to the reverse split described in Note 2, above). Up to 1,000,000 of such shares will be subject to forfeiture if the operating subsidiary does not report certain levels of earnings for its fiscal years ending July 31, 2003 and 2004. The closing of the transaction is subject to several conditions including approval of the transaction by the stockholders of Western, receipt of third party approvals, additional due diligence, compliance with applicable regulatory requirements and other conditions.

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

RESULTS OF OPERATIONS
---------------------

The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, among others, those set forth below. Particular attention should be paid to the cautionary statements involving our limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, and the risks associated with acquisitions, capacity constraints, systems development, management of growth and business expansion, as well as other risk factors.

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

As of May 12, 2003, we had 36,196,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

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

It was subsequently determined that certain intangible assets of CDKNet, LLC will not be transferred and therefore the transaction sale of assets to National, Inc has been modified. On January 5, 2003, we entered into a Revised Asset Purchase Agreement pursuant to which we will sell certain assets of Diversified to National. The revised sale price of the assets is a revised promissory note in the amount of $339,000. plus interest at the rate of five percent (5%), payable monthly until February 2006. The note is secured by a security agreement on all the assets of National.

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

On January 29, 2003, we entered into an agreement with Western Power & Equipment Corp. (Western) to acquire a portion of Western's business in California and Nevada. Western sells, leases, rents and services construction and industrial equipment for Case Corporation and 30 other manufacturers.

The transaction did not close because of the failure of certain conditions including, obtaining financing for the purchase, receipt of other third party approvals and delivery of audited financial statements of the business to be acquired.

On May 5, 2003 the Company entered into an agreement with Western to acquire all of the capital stock of Western's operating subsidiary in exchange for 9.4 million shares of the Company's Common Stock (after giving effect to the reverse split described in Note 2, above). Up to 1,000,000 of such shares will be subject to forfeiture as the operating subsidiary does not report certain levels of earnings for its fiscal years ending July 31, 2003 and 2004. The closing of the transaction is subject to several conditions including approval of the transaction by the stockholders of Western, receipt of third party approvals, additional due diligence, compliance with applicable regulatory requirements and other conditions.

Results of Operations - Three months ended March 31, 2003 compared to three months ended March 31, 2002
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business. We did not have revenues or costs of goods sold for the three months ended March 31, 2003.

During the three months ended March 31, 2003, we incurred a net loss of $563,970 on revenues of $0 compared to a net loss of $169,526 on revenues of $19,704 for the three months ended March 31, 2002. We did not generate any revenues from our CDK operations during the three months ended March 31, 2003 or from the financial services consulting business. Included in the net loss for the three months ended March 31, 2003, is an expense of $394,433 representing the change in the conversion feature of subordinated convertible debentures.

For the three months ended March 31, 2003, other operating expenses were $167,564 compared to $207,305 for the three months ended March 31, 2002. Operating expenses consist of primarily consulting and other professional fees including $50,000 in consulting fees paid to George Sandhu, a representative of the preferred stockholders.

Results of Operations - Nine months ended March 31, 2003 compared to nine months ended March 31, 2002
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business. We did not have revenues or costs of goods sold for the nine months ended March 31, 2003.

During the nine months ended March 31, 2003, we incurred a net loss of $668,871 on revenues of $0 compared to a net loss of $1,063,304 on revenues of $190,517 for the nine months ended March 31, 2002. We did not generate any revenues from our CDK operations during the nine months ended March 31, 2003 or from the financial services consulting business. Included in the net loss for the nine months ended March 31, 2003, is an expense of $394,433 representing the change in the conversion feature of the subordinated convertible debentures.

For the nine months ended March 31, 2003, other operating expenses were $653,819 compared to $786,143 for the nine months ended March 31, 2002. Operating expenses consist of primarily consulting and other professional fees including $50,000 in consulting fees paid to George Sandhu, a representative of the preferred stockholders.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, we had $719,561 in cash and cash equivalents. Our principal commitments are $165,000 in subordinated convertible debentures and $270,059 in accounts payable and accrued expenses. In October 2002, November 2002 and January 2003, a total of $500,000 cash was returned from one of the Company's investments. In December 2002, the Company received $500,000 of previously escrowed cash.

Net cash used in operating activities was $534,774 for the nine months ended March 31, 2003 compared to net cash used in operating activities of $227,021 for the nine months ended March 31, 2002. Cash used by operations primarily resulted from net losses offset by non-cash items including depreciation, amortization, stock issued for compensation and services and the debenture conversion feature.

Net cash provided in investing activities was $917,092 for the nine months ended March 31, 2003 compared to cash used of $1,119,168 for the nine months ended March 31, 2002. For the nine months ended March 31, 2003, we received $500,000 cash from the maturity of certain investments and $500,000 of previously escrowed cash. In December 2002, we entered into a series of settlement agreements related to our purchase of certain companies during fiscal 2002. Certain aspects of the related stock purchase agreements had not been fully performed and the parties desired to settle their respective obligations. Accordingly, the Company has adjusted the purchase price and consideration issued downward to reflect the terms of the settlement agreements. The Company has reduced the amount of series A preferred stock issued and reduced the amount of goodwill initially recorded for these acquisitions.

Net cash used by financing activities was $98,751 for the nine months ended March 31, 2003 compared to cash provided of $10,611 for the nine months ended March 31, 2002. We used cash for the nine months ended March 31, 2003 to make principle payments on notes payable.

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

             In January 2003, the Board authorized the designation of 470,000 Series B Convertible Shares of Preferred Stock each having a liquidation preference of $2.50 per share. The Series B shares are convertible into shares of the Company's common stock at $.0025 per share (subject to adjustment in the event of one or more common stock splits or combinations), do not have any dividend rights, or voting rights (except as provided by law), and were redeemed in accordance with the terms of the designation creating the class for $.0001 per share, because certain conditions relating to a consulting agreement have not been achieved. The Series B Shares are to be issued as compensation for certain consulting services.

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

             On February 27, 2003, the Company issued 10,000 shares of Series A Preferred Stock to a unaffiliated lawfirm in partial satisfaction of outstanding invoices for legal services, relying on Section 4(2) or 4(6) of the Securities Act of 1933 for offerings not involving a public offering or solely to accredited investors.

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

Item 5.  Other Information.
         -----------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a)  Exhibits
              --------
              2.1 Stock Purchase and Exchange Agreement between CDKnet.com, Inc., Western Power & Equipment Corp.(Delaware), and Western Power & Equipment Corp., (Oregon), dated May 5, 2003

              2.2 Letter Amendment to Asset and Business Purchase Agreement between CDKnet.com, Inc., Western Power & Equipment
                     Corp. (Delaware), and Western Power & Equipment Corp., (Oregon), dated May 5, 2003

             99.1    Certification pursuant to 18 USC 1350

             99.2    Certification pursuant to 18 USC 1350


         (b)  Forms 8-K
              ---------
              None.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CDKNET.COM, INC.

Date: May 20, 2003                      /s/ Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer and
                                        Secretary


Date: May 20, 2003                      /s/ Timothy J. Mayette
                                        -----------------------
                                        Chief Financial Officer

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

May 20, 2003
                                         /s/ Steven A. Horowitz
                                         ------------------------------------
                                         Steven A. Horowitz, Chairman and CEO

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

May 20, 2002
                                         /s/ Timothy J. Mayette
                                         --------------------------
                                         Timothy J. Mayette, CFO