Form 10KSB
period 2003-06-30
CDKNET COM INC
filed 2003-10-14
CIK 1095130

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the year ended June 30, 2003
                              -------------
   [_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ______________ to ______________

Commission file number:  0-27587
                         -------

                                CDKNET.COM, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    22-3586087
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

         40 Marquette Drive
         Smithtown, New York                                   11787
----------------------------------------                    ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (631) 724-1643
                            --------------
         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                      ----
         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value
                         ------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Issuer's revenues for its most recent fiscal year.  $  -0-
                                                    --------
The aggregate market value of the Company's common stock held by non-affiliates of the Company as of October 9, 2003 was approximately $2,106,000 based upon the closing price of the Company's common stock on October 9, 2003 (see footnote (1) below).

As of October 9, 2003, there were 36,196,267 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one):  [_] Yes    [X] No
------------
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.
================================================================================

         NOTE RE: FORWARD LOOKING INFORMATION
         ------------------------------------
     All statements in this annual report on Form 10-KSB that are not historical are forward-looking statements, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies," or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-KSB. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

                                     PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

Our Company
-----------
     CDKnet.com, Inc. is a holding company incorporated in the State of Delaware. Prior to June 2001, our business was conducted through our subsidiaries: CDKnet, LLC and CDK Financial Corp. (formerly Valueflash Incorporated). CDKnet, LLC provides propietary convergence technology that links audio, video and the worldwide web on standard compact disks. CDK Financial Corp., developed and marketed a non-intrusive, highly targeting e-messaging service. In June, 2001 we completed the sale of substantially all of the assets and business of CDK Financial Corp. to Elbit Limited for $3.5 million, the forgiveness of indebtedness and the assumption of liabilities.

     On August 2, 2001, we formed Diversified Capital Holdings, LLC (f/k/a Azure Capital Holdings LLC)("Diversified"). We initially owned 60% of the outstanding ownership interest of Diversified. On December 14, 2001 we purchased the remaining 40% of Diversified from George Sandhu and own 100% of Diversified. On December 19, 2001, we changed the name from Azure Capital Holdings, LLC to Diversified Capital Holdings, LLC. George Sandhu advises Spiga Limited and Target Growth Ltd., investment funds that own, the majority of the outstanding shares of our Series A Preferred Stock.

     On October 22, 2002, the Company entered into an Asset Purchase Agreement which was amended January 5, 2003. Under the agreement we sold certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as CDKNet, LLC to Genio Group, Inc. ("Genio"). Genio was known as National Management Consultants, Inc. from December 2002 until September 2003 and Universal Media Holdings from December 1999 to December 2002. Certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of National. The purchase price was $339,000 for the assets in the form of a secured promissory note (the "Note") that bore interest at the rate of five percent (5%), payable monthly until February 2006. The assets sold included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, we reached an agreement to settle the Note with Genio which was amended on July 21, 2003, (the "Settlement"). The Note has been settled in full without any cash payment by Genio in exchange for (i) Genio returning 34,750 shares of Series A preferred stock of CDKNet.com, Inc. held by an escrow agent; (ii) cancellation of license of technology held by Genio from CDKNet, LLC; and (iii) Genio assigning of its right, title, and interest in certain promissory notes held by the Company and certain marketable securities.

     In addition to our interests in CDK Financial Corp. and Diversified Capital Holdings, we currently have two wholly-owned subsidiaries: Creative Technology and CDKnet, LLC. We directly own 100% of Creative Technology and 48.5% of CDKnet, LLC. Creative Technology owns the remaining 51.5% ownership interest of CDKnet, LLC, giving us an indirect 100% ownership interest of CDKnet, LLC. We conduct our business through CDKnet, LLC.

     Our executive office is located at 40 Marquette Drive, Smithtown, NY 11787. We can be reached at our principal offices by telephone at (631) 724-1643.

     Our audited financial statements for the period ended June 30, 2003, reflect a net loss of $3,752,935 to common stockholders on net revenues of $0 compared to a net loss of $1,325,013 on revenues of $209,767 in the fiscal year ended June 30, 2002. Since the sale of the assets of ValueFlash, we have had nominal revenue in our remaining business while seeking a prospective business acquisition.

     CDKnet, LLC
     -----------
     Our subsidiary CDKnet, LLC, a New York limited liability company, formed in October 1997, developed a unique multimedia technology, CDK(TM), integrating audio, video and Internet connectivity on a standard compact disc. These custom compact discs include full-screen, full-motion video, Red Book (digital standard) audio and targeted web links. The media components are presented through CDKnet, LLC's proprietary media players that have been developed for ease of use and functionality.

     While other companies have the potential to develop web-based, audio and video, custom compact discs, we believe that none offer the economic, development or quality advantages of our CDK(TM) technology. We believe that there are three main companies currently offering custom audio compact disc development. These companies are Customdisc.com, Amplified.com, and K-Tel.com. However, we believe that none of these companies offer custom audio and video compact disc development. In an effort to further secure a strong position in the marketplace, CDKnet, LLC has submitted patent requests for certain aspects of our technology. Finally, we believe that other companies, including established Internet companies, software companies and companies in the entertainment business could enter this business and become competitors.

     Internet usage has increased dramatically in the last decade. As a result, many new personal and commercial applications have been developed for Internet users and, increasingly, consumers are conducting business through Internet applications. We believe that web-connected multimedia compact discs can be one of the significant means available to businesses to provide information and content to consumers via the Internet. Web-connected, multimedia compact discs contain audio, video and HTML (or, HyperText Markup Language, the underlying "code" for web pages) all navigable by a standard web browser. Our CDK(TM) technology forms the foundation multimedia for CD-ROM authoring, production, and custom online compilations. Further, our CDK(TM) technology provides an outstanding platform for the dissemination of Elbit's Vflash(TM) messenger.

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

     The CDKnet, LLC business model has been revised and is now based on single revenue stream from development and use fees for client-specific CDKs(TM). During most of fiscal year 2002, we leveraged the marketing opportunity offered by the Vflash(TM) technology by presenting CDK 2.0(TM) client specific compact discs (CDK's) as the logical distribution method for the Vflash messenger in the form of commercially sold or promotionally distributed compact discs. On June 13, 2001, however, we sold substantially all of the business and assets of ValueFlash to Elbit. Pursuant to the sale, we entered into a Technology and License Agreement with Elbit, whereby we agreed to provide CDKs(TM) to Elbit in return for royalty fees and per disc production fees. We continue to attempt to market the technology but the technology did not generate revenue in Fiscal 2003.

     CDK Financial Corp. and Diversified Capital Holdings, LLC
     ---------------------------------------------------------
     The following discussion of the history of CDK Financial Corp. and Diversified Capital Holdings, LLC is for historical purposes. In October 2002, we agreed to sell certain assets of these entities to the Genio Group, Inc. In January 2013, we recovered certain of these assets in settlement of a secured note.

     On January 13, 2000, we organized ValueFlash.com Incorporated, a Delaware corporation. On June 13, 2001, we sold substantially all of the assets and business of ValueFlash to Elbit Limited (NASDAQ: ELBT), a corporation organized under the laws of Israel, and its subsidiaries (collectively, "Elbit") for $3.5 million plus the assumption of liabilities and forgiveness of indebtedness. Pursuant to the terms of the sale, on July 13, 2001, we changed the name of ValueFlash.com Incorporated to CDK Financial Corp. We continue to maintain a business relationship with Elbit (the owner of the VFlash technology) pursuant to a Technology and License Agreement between Elbit and us that provides for the distribution by Elbit of CDKnet, LLC's multimedia compact discs. Through December 2002, our ownership in CDK Financial Corp. consists of 8,500,000 shares, or 80.76%, of the outstanding common stock and 2,500,000 options. In January 2003, the Board of Directors of the Company authorized the issuance of an aggregate of 72,000 Series A preferred shares to the minority shareholders of our Valueflash subsidiary in exchange for their common shares of Valueflash.

     On August 2, 2001, we formed a subsidiary, Diversified Capital Holdings, LLC, (f/k/a Azure Capital Holdings, LLC) ("Diversifed Capital"), to perform corporate management consulting services. Diversified Capital is a limited liability company organized under the laws of Delaware. We initially owned 60% of the outstanding membership units of Diversified Capital. On December 14, 2001, we purchased the remaining 40% of Diversified Capital from George Sandhu. We now own 100% of Diversified Capital. On December 19, 2001, we changed the name of Azure to Diversified Capital Holdings LLC.

     Through Diversified and CDK Financial, we endeavored to develop a management advisory consulting line of business for the small and micro-capitalized sized corporate markets. Our target clients included both privately held and micro-capitalized publicly held development stage companies. In addition to day to day management and administrative consulting services, our services included advice regarding the identification and evaluation of equity financing through the purchase or sale of equity, debt and or convertible securities. As noted above, we agreed to sell this business and many of its investments to Genio on October 22, 2002.

     On May 22, 2002, Diversified acquired a 100% ownership interest in Crossover Advisors LLC, a New York limited liability company. Additionally, on June 11, 2002, Diversified acquired 100% ownership interests in Comprehensive Resource Advisors, Inc. and NBM Information Technology, Inc, each New York corporations. The ownership of each of these companies was transferred to Diversified, however a portion of the consideration due to their respective selling shareholders, shares of our Series A Preferred Stock, has not been delivered. We agreed to cure arrears in the payment of accrued cumulative dividends on outstanding shares of Series A Preferred Stock which prevented us from issuing additional common shares. Under the agreement we issued additional shares of Series A Preferred Stock to the holders in lieu of accrued and unpaid dividends and agreed to modify the conversion terms thereof the Series A Preferred Stock.

Research & Development
----------------------

     With the sale of our Vflash technology to Elbit, our technology research and development requirements have been curtailed considerably. During the fiscal year ending June 30, 2003, we have not engaged in significant technological research or development.

Sales and Marketing
-------------------

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

     CDKnet, LLC will seek to capitalize on market opportunities presented by Elbit's VFlash(TM) messenger by providing Elbit's clients with Web-connected multimedia compact discs (CDKs) that serve as an efficient distribution mechanism for the Vflash(TM) application. Following the sale of substantially all of the assets of Valueflash.com, Inc. to Elbit Ltd. in June, 2001, we have depended upon Elbit's marketing efforts for their Vflash messenger to provide indirect marketing for our CDK(TM)technology. Additionally, CDKnet, LLC will continue to provide multimedia compact disc production to clients who are interested in developing compact disc-based marketing programs but who may not be candidates for a full-fledged Vflash program.


Intellectual Property Rights
----------------------------

     We rely on copyrights, trademarks, patents, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our CDK related services and products. We were issued U.S. Patent No. 6,047,292 on April 4, 2000, relating to the basic CDK(TM) technology. The patent is directed to a multi-session, digitally encoded recording medium navigable by an Internet web browser. Our intellectual property counsel has filed a continuation application to separate the previously rejected claims from the issued patent into a new application, which intellectual property counsel will continue to prosecute in the U.S. Patent and Trademark Office.

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

     o    Pending:
          -------
          TM: MIX FACTORY Serial No. 75/757,751 Filed: 7/22/99

Regulation
----------

     Through Diversified and CDK Financial we have made minority investments in several entities. See Part II, Item 6 Managements Discussion and Analysis of Financial Condition and Results of Operations. We continue to operate our custom compact disk business, but there is a risk that the Investment Company Act of 1940 (Investment Act) may apply to our operations. The Investment Act defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. We did not and do not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. We could be expected to incur significant registration and compliance costs if we are required to register under the Investment Act, and the regulations promulgated thereunder.

     Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in investment securities. We intend to implement our business plan in a manner which will result in the availability of this exception from the definition of investment company. Accordingly, we will continue to review our activities from time to time with a view toward reducing the likelihood that we could be classified as an investment company.

     Our plan to acquire a business may involve changes in our capital structure, management, control, and business. Each of these areas are regulated by the Investment Act, which regulations have the purported purpose of protecting purchasers of investment company securities. Since we do not plan to register as an investment company, our shareholders will not be afforded these protections.

     Even if we restrict our activities as described above, it is possible that we may be classified as an inadvertent investment company. This would be most likely to occur if significant delays are experienced in locating a business opportunity.

     We intend to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive.

     The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Employees
---------

     As of September 30, 2003, we had three part-time employees.


ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

          Our executive offices are located at 40 Marquette Drive, Smithtown, New York 11787. This office may be reached at (631) 724-1643. This office is adequate for our current activities. If we acquire one or more operating companies, we may require additional facilities.



ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

          NONE

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
          --------------------------------------------------------

          1.   Market Information
               ------------------
               Our stock is quoted on the Over-the-Counter Bulletin Board under the symbol "CDKX." As of September 30, 2003, we had 36,196,267 shares of common stock outstanding. Of this amount, 21,341,615 of those shares are nonrestricted and 14,854,652 of those shares are restricted. As of September 30, 2003, the number of holders of record of our common stock, $0.0001 par value, was 125. The following table sets forth the range of high and low sales prices for the stock for each full quarterly period within the two most recent fiscal years and any subsequent interim period covered by the financials. The sales represent prices between dealers, do not include retail markup, mark down or other fees or commissions, and do not necessarily represent actual transactions.

Calendar Quarter                          Ended Bid Prices
----------------                    ------------------------------
                                     Low                     High
                                    -----                   ------
FISCAL YEAR 2001
----------------
September 30, 2000                  $.687                   $3.937

December 31, 2000                   $.145                   $1.000

March 31, 2001                      $.1510                  $.2604

June 30, 2001                       $.086                   $.193

FISCAL YEAR 2002
----------------
September 30, 2001                  $.06                    $.11

December 31, 2001                   $.20                    $.06

March 31, 2002                      $.16                    $.06

June 30, 2002                       $.09                    $.03

FISCAL YEAR 2003
----------------
September 30, 2002                  $.03                    $.07

December 31, 2002                   $.02                    $.05

March 31, 2003                      $.01                    $.05

June 30, 2003                       $.01                    $.06

FISCAL YEAR 2004
----------------
September 30, 2003                  $.03                    $.06


          2.   Dividend Policy
               ---------------
               To date, we have not paid a cash dividend to our common shareholders. We are also limited in our ability to do so under the terms of our 6% convertible subordinated debentures due September 1, 2003, as well as the terms of designation creating our Series Series A Preferred Stock.

          3.   Recent Sales Of Unregistered Securities; Use Of Proceeds From
               -------------------------------------------------------------
               Registered Securities
               ---------------------
               NONE


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

Overview
--------
          We are a holding company incorporated in the State of Delaware. We conduct our business through a subsidiary, CDKnet, LLC, a New York limited liability company.

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

          As described below, the CDK(TM) product is used by Elbit Ltd. as a distribution platform for their Vflash messenger in accordance with a technology and licensing agreement which we have with them. Potential target industries include: (1) entertainment (music, movies, and TV); (2) travel and tourism; (3) professional sports; (4) financial services; (5) education; (6) toys/games; (7) fashion; (8) food/cooking; (9) automotive; and (10) healthcare.

          In June 2001, we sold substantially all of the assets of our subsidiary (consisting of the Valueflash messenger), CDK Financial Corp. to Elbit Limited for $3.5 million in cash plus the assumption of liabilities and forgiveness of indebtedness. In connection with the sale of ValueFlash, we entered into a Technology and License Agreement with Elbit whereby the parties agreed that for an initial 3-year period, we shall provide CDKs(TM) for Elbit in return for disc mastering fees and per disc production fees.

          We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific CD's and the sale of custom CD's, we have generated nominal revenues from our CDK LLC business since fiscal 2002.

          In fiscal 2003, our most significant expenditures were incurred through our efforts in evaluating and negotiating with several merger or acquisition candidates, due, in part, to the expense of retaining appropriate executive management and consultants to engage in this activity. On October 22, 2002, we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial and CDKNet LLC to National. The consulting business and investments of Diversified, CDK Financial and CDKNet LLC were transferred to National. The total consideration for the sale of assets, as amended, was $339,000 in the form of a secured note due in equal monthly installments with interest at the rate of 5% per annum for a period of three years.

          We are actively seeking appropriate candidates for merger or acquisition.

          While we have not raised money from private sales of our common stock since June 2001, however, we may continue to explore various financings including private placements and debt financings during fiscal 2003.

Activities Related to Diversified
---------------------------------
          On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability corporation, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Our investment in Eascent was part of the implementation of our new business strategy. Steven A. Horowitz, our Chairman, Chief Executive Officer and Secretary is a principal owner and officer of Eascent.

          In September 2001, we loaned $500,000 to DBS Industries under a convertible note receivable. This note bears interest at 6% per annum and is convertible at the lower of $0.98 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. However, the conversion price shall in no event be lower than $0.21 per share (the Minimum Conversion Price). By June 30, 2002, we had converted the note into 2,354,205 shares of DBS Industries common stock. In July 2002, we sold the DBS shares to Target Growth Fund Ltd. for a $450,000 8% note due July 18, 2003.

     On October 4, 2001, we completed our second private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems LLC merged with Optical Systems Inc., a Delaware corporation formed for such purpose. The investment, which was repaid by Optical in April, 2002, consisted of a convertible bridge financing of $100,000 and provided us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer and Secretary is a principal owner of Optical Systems, Inc. The note was repaid April 11, 2002.

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

          In August of 2001, Steven A. Horowitz made a personal loan in the amount of $250,000 to Spiga Limited, a shareholder of our Series A Preferred Stock, in exchange for a promissory note. On February 12, 2002, Mr. Horowitz received $25,000 and approximately 250,000 shares of the Company's Series A Convertible Preferred Stock in complete satisfaction of the Note.

          On February 19, 2002, we made a one year loan in the principal amount of $17,000, at 7% interest to Panama Industries, Inc., a Delaware corporation, which loan was secured by Panama's assets. As part of the transaction, we also received two year warrants to purchase up to 100,000 shares of common stock of Panama Industries, Inc., which warrants were granted certain registration rights. On March 8, 2002, we made an additional one year loan in the principal amount of $18,000, at 7% interest to Panama Industries, Inc. As part of the transaction, the security agreement we previously entered into with Panama regarding our initial loan was amended to include the second loan.

          On March 5, 2002, Diversified Capital Holdings, LLC loaned $10,000 to Genio Group, Inc., a Delaware corporation, under a six month convertible note. This note bears interest at 12% per annum and the outstanding principal and interest is convertible at 30% of the closing price of the common stock of Universal Media Holdings, Inc. on the day of conversion.

          On March 5, 2002, Diversified Capital Holdings, LLC loaned $10,000 to Transventures Industries, Inc. (a/k/a Humana Trans Services Group, Ltd.), a New York corporation, under a six month convertible note. This note bears interest at 12% per annum. James W. Zimbler, our former Secretary and Executive Vice-President and former President of Diversified is also a principal shareholder, officer and director of Humana.

          On March 15, 2002, we appointed James W. Zimbler as our Secretary and Executive Vice President. We also appointed Mr. Zimbler to be the President of our wholly owned subsidiary, Diversified Capital Holdings, LLC. He resigned effective October 22, 2002.

          On April 11, 2002, our wholly owned subsidiary, Diversified Capital Holdings, LLC, entered into a 12 month, renewable Management Consulting Agreement with Panama Industries, Inc., a Delaware corporation. Pursuant to the agreement, Diversified will receive a monthly fee of $2,500 in return for consulting services beginning June 1, 2002 and a 22% equity interest, on a fully diluted basis, in Panama and James W. Zimbler, our former Secretary and Executive Vice-President as well as Diversified's former President, was appointed to Panama's Board of Directors. As an inducement for Panama to enter into the agreement, we agreed to (i) forgive the outstanding principal and interest of the $17,000 February 19, 2002 Note; (ii) forgive the outstanding principal and interest of the $18,000 March 8, 2002 Note; (iii) pay Panama Industries an additional $20,000; and (iv) surrender our two year warrants to purchase up to 100,000 shares of common stock of Panama.

          On April 26, 2002, Diversified entered into a settlement agreement with Dominix, Inc., regarding the failure of Domminix to timely file and cause to be effective a certain registration statement which was to have registered the shares of common stock of Dominix issuable upon the conversion of Diversified's $100,000 6% debenture as well as the 2 year warrants to purchase up to 2,000,000 shares of common stock of Dominix. In settlement of said default, Dominix granted Diversified the right to convert up to the entire $100,000 principal balance the 6% debentures into up to 1,333,333 shares of Dominix's Series A Preferred Stock, which the Board of Dominix authorized and designated, each share of which is convertible, in the sole discretion of the Holder, into 100 shares of common stock of Dominix. Additionally, as part of the settlement agreement, the officers and directors of Dominix resigned their positions with Dominix and appointed Andrew J. Schenker our President and Chief Operating Officer as well as a one of our Directors as Dominix's new Chairman and Chief Executive Officer.

          In April 2002, we transferred $500,000 to Euroba Management Limited. Euroba is an affiliate of Spiga Limited, an investment fund that owns shares of our Series A Preferred Stock. As of November 12, 2002, $400,000 of these funds have been returned to us.

          On May 22, 2002, Diversified acquired a 100% ownership interest in Crossover Advisors, Inc., a Delaware corporation, for an aggregate purchase price of $99,500, consisting of 69,500 shares of our Series A Preferred Stock valued at $1.00 per share and two non-interest bearing notes payable in the aggregate principal amount $30,000. Pursuant to the Stock Purchase Agreement (i) we retained James W. Zimbler, a principal of JWZ Holdings, Inc., one of the Sellers, as our Executive Vice President and Secretary and (ii) Diversified entered into a renewable 12 month management consulting agreement with Adelphia Holdings, LLC, one of the Sellers, providing Adelphia with a monthly $3,000 consulting fee as well as a 1/7 interest in a revenue sharing plan, the terms and conditions of which have not been determined. Pursuant to the terms of the proposed acquisition, we entered into a two year employment agreement with James
W. Zimbler and Diversified entered into a one year renewable consulting agreement with Adelphia Holdings, LLC. Mr. Zimbler is the principal shareholder in JWZ Holdings, Inc. which holds a one-half ownership interest in Crossover Advisors, LLC. Adelphia Holdings, LLC holds the remaining one-half interest in Crossover. Mr. Zimbler resigned effective October 22, 2002 and the employment agreement terminated.

          On June 11, 2002, Diversified acquired 100% ownership interests in Comprehensive Resource Advisors, Inc. ("Comprehensive") and NBM Information Technology, Inc. ("NBM"), both New York corporations for an aggregate purchase price of $99,500, consisting of 69,500 shares of our Series A Preferred Stock valued at $1.00 per share. Pursuant to the Stock Purchase Agreement Diversified entered into a renewable 12 month management consulting agreement with Lee Rubinstein, a principal of both NBM and Comprehensive, providing Mr. Rubinstein with a monthly $5,000 consulting fee as well as a 1/7 interest in a revenue sharing plan, the terms and conditions of which have not been determined.

Results of Operations - Year ended June 30, 2003 compared to year ended
-----------------------------------------------------------------------
June 30, 2002
-------------
          As a result of the sale of substantially all of the business and the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our CDK operations and financial services business.

          During the year ended June 30, 2003, we incurred a net loss of $1,898,054 on revenues of $0 compared to a net loss of $1,218,128 on revenues of $209,767 for the year ended June 30, 2002. The revenues generated for the year ended June 30, 2002 were substantially from our CDK operations. We did not generate any revenues for the year ended June 30, 2003.

          The cost of revenues for the year ended June 30, 2003 was $0 compared to $139,560 for the year ended June 30, 2002. This decrease was directly attrituble to limited revenues from our CDK operation.

          For the year ended June 30, 2003, other operating expenses were $1,513,591 compared to $1,841,857 for the year ended June 30, 2002. Operating expenses for the year ended June 30, 2003 primarily consisted of professional fees, depreciation, compensation and impairment of long-lived assets.

          On October 22, 2002, the Company entered into an Asset Purchase Agreement which was amended January 5, 2003. Under the agreement we sold certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as CDKNet, LLC to Genio Group, Inc. ("Genio"). Genio was known as National Management Consultants, Inc. from December 2002 until September 2003 and Universal Media Holdings from December 1999 to December 2002. Certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of National. The purchase price was $339,000 for the assets in the form of a secured promissory note (the "Note") that bore interest at the rate of five percent (5%), payable monthly until February 2006. The assets sold included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, we reached an agreement to settle the Note with Genio which was amended on July 21, 2003, (the "Settlement"). The Note has been settled in full without any cash payment by Genio in exchange for (i) Genio returning 34,750 shares of Series A preferred stock of CDKNet.com, Inc. held by an escrow agent; (ii) cancellation of license of technology held by Genio from CDKNet, LLC; and (iii) Genio assigning of its right, title, and interest in certain promissory notes held by the Company and certain marketable securities.

          In addition to our interests in CDK Financial Corp. and Diversified Capital Holdings, we currently have two wholly-owned subsidiaries: Creative Technology and CDKnet, LLC. We directly own 100% of Creative Technology and 48.5% of CDKnet, LLC. Creative Technology owns the remaining 51.5% ownership interest of CDKnet, LLC, giving us an indirect 100% ownership interest of CDKnet, LLC. We conduct our business through CDKnet, LLC.

Liquidity and Capital Resources
-------------------------------
          As of June 30, 2003, we had $355,274 in cash and cash equivalents. Our principal commitments are $165,000 in Subordinated Convertible Debentures, and $266,534 in accounts payable and accrued expenses. We do not have any material commitments for capital expenditures nor do we anticipate any. In addition, we do not anticipate any material use of our cash resources for marketing and advertising expenses. We anticipate that our existing cash resources will be used to fund operating expenses and for investments in debt and equity instruments.

          To date, as a result of losses from operations, our cash requirements have historically been financed primarily through the sale of debentures and common stock, although we have not sold our common stock in a private placement since June 2001, as well as from the sale of substantially all of the assets of Valueflash.com, Inc. to Elbit, Ltd. in June 2002.

          Net cash used by operating activities was $792,332 for the year ended June 30, 2003, compared to net cash used in operating activities of $1,443,047 for the year ended June 30, 2002. Cash used by operations resulted from net losses and reductions in accounts payable and accrued expenses partly offset by depreciation, amortization and impairment charges, services paid in common stock and receipt of cash escrow.

          Net cash provided in investing activities was $778,262 for the year ended June 30, 2003 compared to net cash used in financing activities of $368,503 for the year ended June 30, 2002. Cash provided in investing activities during the year ended June 30, 2003 resulted primarily from cash receipts of $780,000 from several investments. Cash used in financing activities during the year ended June 30, 2002 resulted primarily from investments and debt/equity offerings offset, in part, by the receipt of $750,000 of previousily escrowed cash related to the sale of Valueflash assets.

          Net cash used by financing activities was $66,650 for the year ended June 30, 2003 compared to net cash used by financing activities of $9,456 for the year ended June 30, 2002. Net cash used by financing activities during the years ended June 30, 2003 and 2002 resulted from payments on notes payable.

          We anticipate using funds in fiscal year 2004 to (i) continue ongoing operations and (ii) seek an appropriate acquisition.

CRITICAL ACCOUNTING POLICIES

          The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of our financial at the date of our financial statements. Actual results may differ from these estimates under different assumptions and conditions.

          Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies see our note 2 to our consolidated financial statements.

Long-Lived Assets (including Tangible and Intangible Assets)
------------------------------------------------------------
          We acquired businesses in recent years, which resulted in intangible assets being recorded. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We assess potential impairment to the intangible and tangible assets on a quarterly basis or when evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgements regarding the existence of impairment indicators and future cash flows related to these assets are based on operational performance of our business, market conditions and other factors. Future events could cause us conclude that impairment indicators exist and that other tangible or intangible assets is impaired. In fiscal 2002, the Company recorded a $577,000 write down of goodwill due to such impairment evaluation.

Beneficial conversion features of debt issuances and equity issuances
---------------------------------------------------------------------
          The Company has issued convertible debt with conversion terms into common stock. The conversion terms are subject to valuations pursuant to EITF 98-5 and EITF 00-27, whereby the intrinsic value of such conversion terms into common stock is to be recorded as a form of interest expense over the term of the debt, while considering the conversion terms themselves or presented as a deemed dividend on the statement of operations for preferred equity conversion features. The calculated intrinsic value of the conversion terms are limited to the total proceeds obtained in the financing.

Accounting for Income Taxes
---------------------------
          As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes. Management judgment is required in determining our provision of our deferred tax asset. We recorded a valuation for the full deferred tax asset from our net operating losses carried forward due to the Company not demonstrating any consistent profitable operations. In the event that the actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust such valuation recorded.

Factors Affecting Future Results
--------------------------------
          We do not provide forward-looking financial information. However, from time to time statements are made by employees that may contain forward looking information that involve risks and uncertainties. In particular, statements contained in this annual report that do not historically contain predictions are made under the Safe Harbor Corporate Private Sector Litigation Reform Act of 1995. Our actual result of operations and financial condition have varied and may in the future vary significantly from those stated in any predictions. Factors that may cause these differences include without limitation the risk, uncertainties and other information discussed within this report, as well as the accuracy of our internal estimate of revenue and operating expense levels. We face a number of risk factors which may create circumstances beyond the control of management and adversely impact the ability to achieve our business plan.

ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

          Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          NONE.

ITEM 8A.  CONTROLS AND PROCEDURES
          -----------------------

          Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Annual Report on Form 10-KSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

                                    PART III
                                    --------
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
          -------------------------------------------------
          The following sets forth our directors and executive officers and key employees as of September 30, 2003, their respective ages, the year in which each was first elected or appointed a director, and any other office held by each director:

CDKnet.com, Inc.
----------------
NAME OF DIRECTOR/       AGE         POSITION HELD               DATE ELECTED
OFFICER                                                         OR APPOINTED
--------------------------------------------------------------------------------
Steven A. Horowitz      44          Chairman, Chief             May 1998
                                    Executive Officer,
                                    and Secretary

Andrew J. Schenker      43          Director, President         May 1998,
                                    and Chief Operating         January 2002,
                                    Officer                     and March 2002

Anthony J. Bonomo       44          Director                    May 1998


Timothy J. Mayette      43          Chief Financial             September 2001
                                    Officer

CDKnet, LLC
-----------------
NAME OF DIRECTOR/       AGE         POSITION HELD               DATE ELECTED
OFFICER                                                         OR APPOINTED
--------------------------------------------------------------------------------
Steven A. Horowitz      44          Chairman, Chief Financial   May 1998
                                    Officer, and Secretary


FAMILY RELATIONSHIPS
--------------------

No family relationship exists between or among any of our directors, executive officers, and significant employees, as defined below, or any person contemplated to become such.

BUSINESS EXPERIENCE
-------------------
STEVEN A. HOROWITZ - Chairman, Chief Executive Officer and Secretary of CDKnet.com, Inc.; and Chairman, Chief Financial Officer and Secretary of CDKnet, LLC.

Mr. Horowitz has served as Chairman of the Board of Directors and Chief Executive Officer since May 1998. Mr. Horowitz served as our Secretary from May 1998 to May, 2002 and became Secretary in October, 2002. He served as our Chief Financial Officer from October 1999 until 2001. Additionally, Mr. Horowitz has served as the managing member of Creative Technology and CDKnet, LLC since October, 1998 and November, 1998, respectively. Mr. Horowitz holds various titles in companies in which Diversified has invested in including, CEO of Eascent and CEO of Optical. On October 22, 2002 he became President, CEO and Chairman of the Board of National Management Consulting, Inc (formerly Universal Media Holdings, Inc.). Since April 1, 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in Accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of Law at Hofstra University School of Law. In 1986 and 1987, Mr. Horowitz was Director of Taxes for Symbol Technologies, Inc., a New York Stock Exchange corporation. Mr. Horowitz is a member of the American Bar Association and the New York State Bar Association.

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

TIMOTHY J. MAYETTE - Chief Financial Officer of CDKnet.com, Inc.

Mr. Mayette has served as Chief Financial Officer on a part time basis since September 2001. In June 2003, Mr. Mayette became CFO of Genio Group, Inc. (formerly National Management Consulting, Inc.). From July 1999 through December 2001, he was Chief Financial Officer of the northeast division of USI Administrators, a third party administrator of health insurance claims. From October 1997 through June 2001, he was Chief Financial Officer of PMCC Financial Corp., a mortgage banking company.

ANDREW J. SCHENKER - Director, President and Chief Operating Officer,
                     CDKnet.com, Inc., Chief Executive Officer, Diversified

Mr. Schenker became has served as a director of CDKnet.com since May, 1998. He became our President on January, 2002 and was appointed as our Chief Operating Officer in April 2002. Mr. Schenker recently stepped down from his position as the Director of Finance for North America Sales and Services Division at Symbol Technologies, Inc. a manufacturer and world leader in bar-code based data transaction systems based in Holbrook, New York to concentrate on entreprenuerial opportunities. Since November 1986, he has held several financial management positions at Symbol Technologies, Inc., most recently at the position described above. He is also the trustee for several trusts and a public foundation, as well as an executive committee member of the Smithtown School District Industry Advisory Board.

Mr. Schenker also holds the following positions in entities in which we have invested:

Company                                     Title                    Since
-------                                     -----                    -----
Dominix, Inc.                            Chairman, CEO           April 30, 2002

Humana Trans Services Group, Ltd.        Director                     May, 2002

Genio Group, Inc. (Formerly National
Management Consulting, Inc.)             Director              October 22, 2002




          SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
          -------------------------------------------------------
          Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during the fiscal year ended June 30, 2003, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.



ITEM 10.  EXECUTIVE COMPENSATION
          ----------------------

          The following sets forth all compensation paid by us of fiscal year ended June 30, 2003, to all of the executive officers of our subsidiaries, CDKnet, LLC and CDK Financial Corp.

1.   EXECUTIVE OFFICER COMPENSATION

CDKnet, LLC
----------------
The following table sets forth all compensation paid by us as of fiscal year ended June 30, 2003, to all of our executive officers:

                           SUMMARY COMPENSATION TABLE

--------------------------- --------- ----------------------------------- ------------------------------------------------
                                           Annual Compensation(1)(2)                      Long-Term Compensation
                                      ----------------------------------- ------------------------------------------------
                                                                                    Awards                 Payouts
                                                                          ------------------------- ----------------------
                                                                Other                  Securities              All Other
                                                               Annual     Restricted   Underlying               Compen-
         Name And                                             Compen-        Stock      Options/      LTIP      sation
     Principal Position     Year         Salary     Bonus       sation    Award(s)        SARs      Payouts        ($)
                                            ($)        ($)         ($)         ($)          (#)         ($)        (i)
                (a)            (b)          (c)        (d)         (e)         (f)          (g)         (h)
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Steven A. Horowitz(1)(2)    FY02               0       --             0         --               0       --          --
                            FY03               0       --     $ 228,500         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
Andrew J. Schenker          FY02               0       --             0         --               0       --          --
                            FY03               0       --             0         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------
James W. Zimbler(3)         FY02         122,000       --             0         --               0       --          --
                            FY03               0       --             0         --               0       --          --
--------------------------- --------- ------------- --------- ----------- ------------ ------------ ---------- -----------

 (1) Mr. Horowitz is our Chairman, Chief Executive Officer and Secretary. In fiscal 2002, Mr. Horowitz was considered a consultant because he did not keep regular hours, decided his own schedule and otherwise fit the characteristics of a consultant as promulgated under the relevant sections of the Internal Revenue Code and Regulations and case law.
 (2) During fiscal 2003, Mr. Horowitz received payment for his services in connection with the identification, negotiation and structure of a number of acquisition candidates as well as for other corporate development efforts including the capital structure of the Company.
 (3) Resigned effective October 22, 2002.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)
                               -------------------

-------------------------- ------------------ --------------------- -------------------- -------------------
                                                    Percent Of
                               Number Of          Total Options/
                                Securities        SARs Granted
                               Underlying         To Employees            Exercise Or
                             Options/SARs           In Fiscal            Base Price
       Name                   Granted (#)              Year                 ($/Sh)         Expiration Date
       (a)                        (b)                  (c)                   (d)                   (e)
-------------------------- ------------------ --------------------- -------------------- -------------------
Steven A. Horowitz         FY02         0                 0%                   $0
                           FY03         0                 0%                   $0
                           ------------------ --------------------- -------------------- -------------------
Andrew J. Schenker         FY02         0                 0%                   $0
                           FY03         0                 0%                   $0
-------------------------- ------------------ --------------------- -------------------- -------------------

-------------------

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
-------------------------- -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------


Steven A. Horowitz         FY02                              750,000/750,000
                           FY03         0              0                 0/0                  $0
                           -------------- -------------- ------------------- -------------------

Andrew J. Schenker         FY02                              250,000/250,000
                           FY03         0              0     250,000/250,000                  $0
                           -------------- -------------- ------------------- -------------------
-------------------------- -------------- -------------- ------------------- -------------------

-------------------

2.   COMPENSATION OF DIRECTORS

Effective January 9, 2001, our directors agreed to be compensated for their services at the rate of $2,000 per year, retroactive to their respective dates of engagement.


3.   EMPLOYMENT AGREEMENTS

On March 15, 2002, we entered into an employment agreement with James W. Zimbler to serve as our Executive Vice President and Secretary. The agreement provided that Mr. Zimbler shall receive: (A) an annual salary of $132,000; (B) up to $500 per month paid to an auto leasing company on his behalf; and (C) a 1/7 interest in a revenue sharing plan of Diversified, the terms of which were never established. The agreement provided for a two year term and may be terminated upon notice with or without "cause" (as defined). If terminated without cause, Mr. Zimbler is entitled to six months salary as severance. Mr. Zimbler resigned effective October 22, 2002 and accordingly, our obligations under the contract ceased.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

          The following table shows the number and percentage of CDKnet.com common stock ("CS") and CDKnet Series A Preferred Stock ("PS") owned of record and beneficially as of September 30, 2003 by each of our directors and executive officers. The table also shows the name, address and number and percentage of shares owned by persons owning five percent of any class.

                                                                                   Percent of         Percent of
                                                               Amount of           Beneficial          Combined
                                                              Beneficial          Ownership and         Voting
Name and Address                                 Class       Ownership (1)       Voting Power(2)      Power (3)
----------------                                 -----       -------------       ---------------      ---------
Steven A. Horowitz                                 CS        10,861,308(4)            26%                21%
c/o CDKnet.com, Inc.                               PS           475,000               24%
40 Marquette Drive
Smithtown, NY  11787

Andrew J. Schenker                                 CS         393,122(5)               1%                 *
c/o CDKnet.com, Inc.                               PS              0                   0%
40 Marquette Drive
Smithtown, NY  11787

Anthony J. Bonomo                                  CS         350,000(6)               1%                 *
c/o CDKnet.com, Inc.                               PS              0                   0%
40 Marquette Drive
Smithtown, NY  11787

Timonty J. Mayette                                 CS              0                   0%                 0%
c/o CDKnet.com, Inc.                               PS              0                   0%
40 Marquette Drive
Smithtown, NY  11787

Incentive Management, Inc.                         CS          3,000,000                8%               11%
541 W. 21st Street                                 PS           200,000                12%
New York, NY  10011

Target Growth Fund Ltd.                            CS              0                    0%               16%
Chancery Hall                                      PS           350,000                19%
52 Reid Street
Hamilton HM 12 Bermuda

Spiga Limited                                      CS           745,000                 2%               12%
c/o Euroba Management Limited                      PS           244,459                14%
73 Front Street, 4th Floor
Hamlton HM12 Bermuda

Scarborough Limited                                CS              0                    0%                9%
c/o Euroba Management Limited                      PS           175,000                10%
73 Front Street, 4th Floor
Hamlton HM12 Bermuda

Euroba Management Limited                          CS         745,000(7)                2%               19%
73 Front Street, 4th Floor                         PS         419,459(7)               22%
Hamlton HM12 Bermuda

Officers and directors as a
   group (4 persons)                               CS        4,236,009(8)              11%               22%
                                                   PS         475,000(9)               24%

*Denotes less than 1%

(1) Beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to the security through any contract, arrangement, understanding, relationship or otherwise. Unless indicated, beneficial ownership disclosed consists of sole voting and investment power. Beneficial ownership of common stock is exclusive of the shares of common stock that will be issuable upon conversion of shares of Series A Preferred Stock upon the filing of the amendment to our certificate of incorporation discussed in this Information Statement.

(2) There were 36,196,267 shares of common stock and 1,731,959 shares of Series A Preferred Stock outstanding as of June 30, 2003.

(3) Each share of Series A Preferred Stock is convertible into shares of common stock at the rate of 100 shares of common stock and has 100 votes per share at a meeting of stockholders.

(4) Mr. Horowitz is our Chairman of the Board of Directors, Chief Executive Officer and Secretary. This figure does not include 150,000 warrants issued to Horowitz, Mencher, Klosowski & Nestler P.C., a law firm formerly controlled by Mr. Horowitz, in connection with a loan and loan extension. Of the 3,342,887 shares attributed to Mr. Horowitz in the table, 30,000 shares are owned by his wife, Katherine Horowitz, 10,000 are held by Mr. Horowitz c/f Daniel Horowitz UGMA NY and 10,000 are held by Mr. Horowitz c/f Joshua D. Horowitz UGMA NY. This table also includes 750,000 two-year warrants to purchase common stock at the exercise price of $0.20 per share and 800,000 two-year options to purchase common stock at the exercise price of $0.50 per share.

(5) Includes options to purchase 50,000 shares of our common stock under the Plan and options to purchase 100,000 shares of common at $0.20 per share outside of the plan. Mr. Schenker is one of our directors and serves as our President and Chief Operating Officer as well as the Chief Executive Officer of our Diversified subsidiary.

(6) Includes options to purchase 50,000 shares of our common stock under the Plan and options to purchase 100,000 shares of common at $0.20 per share outside of the plan. Mr. Bonomo is one of our directors.

(7) Consists of the shares of common stock and Series A Preferred Stock beneficially owned by Spiga Limited and Scarborough Limited, two investor funds which are managed by Euroba Management Limited.

(8) Includes all stock options to purchase 1,100,000 shares of common stock and 750,000 warrants owned by officers and directors. See Notes (3), (4) and (5) above.

(9)    Consists of shares of Series A Preferred Stock owned by Steven a.
       Horowitz.

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

3.   PROMOTERS

     None.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

          1. TRANSACTIONS WITH MANAGEMENT AND OTHERS; CERTAIN BUSINESS RELATIONSHIPS; PROMOTERS

          On August 14, 2001, we completed our first private equity investment in Eascent, LLC, a New York limited liability corporation, engaged in the import, export, and distribution of new products and technologies between the United States and Eastern and Central Europe. The investment consists of a convertible bridge financing of $100,000 and provides us with (1) the opportunity to convert our loan into a 10% equity stake in Eascent and (2) warrants to purchase up to an additional 5% of the equity of Eascent at current funding value for a period of two years. Our investment in Eascent was part of the implementation of our new business strategy. Steven A. Horowitz, our Chairman and Chief Executive Officer is a principal owner and officer of Eascent.

          In September 2001, we loaned $500,000 to DBS Industries under a convertible note receivable. This note bears interest at 6% per annum and is convertible at the lower of $0.98 (the Fixed Conversion Price) or a variable conversion price depending upon certain events. However, the conversion price shall in no event be lower than $0.21 per share (the Minimum Conversion Price). By June 30, 2002, we had converted the note into 2,354,205 shares of DBS Industries common stock. In July 2002, we sold the DBS shares to Target Growth Fund Ltd. for a $450,000 8% note due July 18, 2003. Target Growth is the holder of shares of our Series A Preferred Stock.

          On October 4, 2001, we completed our second private equity investment in Optical Systems, LLC, a New York limited liability corporation, engaged in the design and development of optoelectronic devices for the marine safety marketplace. Effective October 19, 2001, Optical Systems LLC merged with Optical Systems Inc., a Delaware corporation formed for such purpose. The investment, which was repaid by Optical in April, 2002, consisted of a convertible bridge financing of $100,000 and provided us with (1) the opportunity to convert our loan into a 10% equity stake in Optical Systems and (2) warrants to purchase up to an additional 5% of the equity of Optical Systems at a fifty percent premium to current funding value for a period of two years. Steven A. Horowitz, our Chairman, Chief Executive Officer and Secretary is a principal owner of Optical Systems, Inc. The note was repaid April 11, 2002.

          In August of 2001, Steven A. Horowitz made a personal loan in the amount of $250,000 to Spiga Limited, a shareholder of our Series A Preferred Stock, in exchange for a promissory note. On February 12, 2002, Mr. Horowitz received $25,000 and approximately 250,000 shares of the Company's Series A Convertible Preferred Stock in complete satisfaction of the Note.

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

          On March 5, 2002, Diversified Capital Holdings, LLC loaned $10,000 to Transventures Industries, Inc. (a/k/a Humana Trans Services Group, Ltd.), a New York corporation, under a six month convertible note. This note bears interest at 12% per annum. James W. Zimbler, our former Secretary and Executive Vice-President and the former President of Diversified is also a principal shareholder, officer and director of Humana.

          On March 15, 2002, we appointed James W. Zimbler as our Secretary and Executive Vice President. We also appointed Mr. Zimbler to be the President of our wholly owned subsidiary, Diversified Capital Holdings, LLC. He resigned effective October 22, 2002.

          On April 11, 2002, our wholly owned subsidiary, Diversified Capital Holdings, LLC, entered into a 12 month, renewable Management Consulting Agreement with Panama Industries, Inc., a Delaware corporation. Pursuant to the agreement, Diversified will receive a monthly fee of $2,500 in return for consulting services beginning June 1, 2002 and a 22% equity interest, on a fully diluted basis, in Panama and James W. Zimbler, our former Secretary and Executive Vice-President as well as Diversified's President, was appointed to Panama's Board of Directors. As an inducement for Panama to enter into the agreement, we agreed to (i) forgive the outstanding principal and interest of the $17,000 February 19, 2002 Note; (ii) forgive the outstanding principal and interest of the $18,000 March 8, 2002 Note; (iii) pay Panama Industries an additional $20,000; and (iv) surrender our two year warrants to purchase up to 100,000 shares of common stock of Panama.

          On April 26, 2002, Diversified entered into a settlement agreement with Dominix, Inc., regarding the failure of Domminix to timely file and cause to be effective a certain registration statement which was to have registered the shares of common stock of Dominix issuable upon the conversion of Diversified's $100,000 6% debenture as well as the 2 year warrants to purchase up to 2,000,000 shares of common stock of Dominix. In settlement of said default, Dominix granted Diversified the right to convert up to the entire $100,000 principal balance the 6% debentures into up to 1,333,333 shares of Dominix's Series A Preferred Stock, which the Board of Dominix authorized and designated, each share of which is convertible, in the sole discretion of the Holder, into 100 shares of common stock of Dominix. Additionally, as part of the settlement agreement, the officers and directors of Dominix resigned their positions with Dominix and appointed Andrew J. Schenker our President and Chief Operating Officer as well as a one of our Directors as Dominix's new Chairman and Chief Executive Officer and James W. Zimbler our former Secretary and Executive Vice-President as a Director and the President of Dominix.

          In April 2002, we transferred $500,000 to Euroba Management Limited. Euroba is an affiliate of Spiga Limited, an investment fund that owns shares of our Series A Preferred Stock. As of January 31, 2003, all of these funds have been returned to us.

          On May 22, 2002, Diversified acquired a 100% ownership interest in Crossover Advisors, Inc., a Delaware corporation, for an aggregate purchase price of $99,500, consisting of 69,500 shares of our Series A Preferred Stock valued at $1.00 per share and two non-interest bearing notes payable in the aggregate principal amount $30,000. Pursuant to the Stock Purchase Agreement (i) we retained James W. Zimbler, a principal of JWZ Holdings, Inc., one of the Sellers, as our Executive Vice President and Secretary and (ii) Diversified entered into a renewable 12 month management consulting agreement with Adelphia Holdings, LLC, one of the Sellers, providing Adelphia with a monthly $3,000 consulting fee as well as a 1/7 interest in a revenue sharing plan, the terms and conditions of which have not been determined. Pursuant to the terms of the proposed acquisition, we agreed to enter into a two year employment agreement with James W. Zimbler and Diversified agreed to enter into a one year renewable consulting agreement with Adelphia Holdings, LLC. Mr. Zimbler is the principal shareholder in JWZ Holdings, Inc. which holds a one-half ownership interest in Crossover Advisors, LLC. Adelphia Holdings, LLC holds the remaining one-half interest in Crossover. Mr. Zimbler resigned effective October 22, 2002 and the employment agreement terminated.

          On June 11, 2002, Diversified acquired 100% ownership interests in Comprehensive Resource Advisors, Inc. ("Comprehensive") and NBM Information Technology, Inc. ("NBM"), both New York corporations for an aggregate purchase price of $99,500, consisting of 69,500 shares of our Series A Preferred Stock valued at $1.00 per share. Pursuant to the Stock Purchase Agreement Diversified entered into a renewable 12 month management consulting agreement with Lee Rubinstein, a principal of both NBM and Comprehensive, providing Mr. Rubinstein with a monthly $5,000 consulting fee as well as a 1/7 interest in a revenue sharing plan, the terms and conditions of which have not been determined.

          On October 15, 2002, we entered into an agreement with the holders of our Series A Preferred Stock to settle claims related to our failure to reserve an adequate number of shares of common stock to cover our obligation to convert shares of Series A into shares of common stock at a floating rate. The agreement also calls for the settlement of $139,959 of accrued cumulative dividend by our issuance of 139,959 Series A shares, pro rata to the holders, amending the Series A designation to fix the conversion rate at 100 shares of common stock per Series A share, give the holders voting rights on an "as if converted" basis and eliminating any contractual restrictions on the amount of shares of common stock the holders of Series A shares may obtain upon conversion. These changes will be effective upon the filing of an amendment to the Series A designation.

          On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial and CDKNet, LLC to Universal Media Holdings, Inc. ("Universal") at the time of the transaction, James W. Zimbler served as President and a Director of Universal and also served as Secretary and Executive Vice President of CDKNet.Com. On the same day, Steven
A. Horowitz, our CEO and Andrew Schenker, our COO were appointed President, CEO and CFO respectively, of Universal. Certain of the assets comprising the consulting business of Diversified and investments we made were transferred to Universal. CDKNet, LLC has not been transferred to Universal pending our obtaining requisite consents.

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

          In January 2003, the Board authorized the designation of 470,000 Series B Convertible Shares of Preferred Stock each having a liquidation preference of $2.50 per share. The Series B shares are convertible into shares of the Company's common stock at $.0025 per share (subject to adjustment in the event of one or more common stock splits or combinations), do not have any dividend rights, or voting rights (except as provided by law), and were redeemed in accordance with the terms of the designation creating the class for $.0001 per share, because certain conditions relating to a consulting agreement were not achieved.

          On November 21, 2002, the Company issued 136,959 shares of Series A Preferred Stock as a dividend. The issuance of the shares is claimed to be exempt from registration under the Securities Act of 1933, pursuant to the interpretation of the General Counsel of the SEC (Sec. Act Release 929, 1936) that the issuance of a stock dividend does not involve a sale.

          On January 14, 2003, the Company resolved various issues and claims in connection with acquisitions made by the Company in May 2002. The Company released 105,500 shares of deemed issued Series A Preferred Stock and canceled 33,500 shares of deemed issued Series A Preferred Stock. Of the shares issued, 35,500 may be cancelled in certain events. The shares were issued in reliance on
Section 4(2) or 4 (6) of the Securities Act, for private offerings not involving a public offering or for offers solely to accredited investors.

               During the years ended June 30, 2003 and 2002 legal services of $75,000 and $27,000, respectively, were provided by firms (the "Firms") in which Steven Horowitz, our CEO and principal stockholder, is a partner.

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

          (b) We did not file any Form 8-K reports in the last quarter of the fiscal year ended June 30, 2003.

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

     3.7 Amended and Restated Series A Designation (Incorporated by reference to Exhibit 3.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     3.8 Series B Designation (Incorporated by reference to Exhibit 3.2 to our Form 10-QSB Report for the period ended December 31, 2002).

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

     4.4 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and International Investment Group Equities Fund N.V. (Incorporated by reference to
               Exhibit 4.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     4.5 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and New Millennium FSG Ltd. (Incorporated by reference to Exhibit 4.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     4.6 Second Amendment and waiver to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and International Investment Group Equities Fund N.V.

     4.7 Second Amendment and waiver to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and New Millennium FSG Ltd.

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

     10.53 Asset Purchase Agreement between CDKnet.com, Inc., ValueFlash.com Incorporated, and Elbit Limited dated June 13, 2001. (Incorporated by reference to our Report on Form 10-KSB for the year ended June 30, 2001.)

     10.54 Technology License Agreement between CDKnet.com, Inc., ValueFlash.com Incorporated, and Elbit Limited dated June 13, 2001. (Incorporated by reference to our Report on Form 10-KSB for the year ended June 30, 2001.)

     10.55 Letter Agreement between CDKNet.Com, Inc. and the holders of shares of Series A Preferred Stock dated October 15, 2002

     10.56 Agreement of Sale dated October 22, 2002 between CDKNet.Com, Inc. and Universal Media Holdings, Inc. relating to the sale of certain assets.

     10.57 Form of 3 year, 5% Note payable from Universal Media Holdings, Inc. to CDKNet.Com, Inc. dated October 22, 2002

     10.58 Security Agreement dated October 22, 2002 between Universal Media Holdings, Inc. and CDKNet.Com, Inc.

     10.59 Revised Asset Purchase Agreement between CDKNet.com, Inc. and National Management Consultants, Inc. (formerly Universal Media Holdings, Inc.) dated January 2003 (Incorporated by reference to
               Exhibit 10.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.60 Consulting Agreement between CDKNet.com, Inc. and Robert M. Rubin and C. Dean McClain dated January 22, 2003 (Incorporated by reference to Exhibit 10.2 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.61 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Adelphia Holdings LLC dated December 31, 2002 (Incorporated by reference to Exhibit
               10.3 to our Form 10-QSB Report for the period ended December 31,
               2002).

     10.62 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Lee Rubinstein dated December 31, 2002 (Incorporated by reference to Exhibit
               10.4 to our Form 10-QSB Report for the period ended December 31,
               2002).

     10.63 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC and Adelphia Holdings LLC dated December 31, 2002 (Incorporated by reference to Exhibit 10.5 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.64 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC and Lee Rubinstein dated December 31, 2002 (Incorporated by reference to Exhibit 10.6 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.65 Separation and Release Agreement between CDKNet.com, Inc. and James W. Zimbler dated January 13, 2003, effective October 22, 2002. (Incorporated by reference to Exhibit 10.7 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.66 Letter agreement dated October 15, 2002 between CDKnet.com, Inc. and the holders of Series A Preferred Stock (Incorporated by reference to Exhibit 10.8 to our Form 10-QSB Report for the period ended December 31, 2002).

     16 Letter from former accountant Grant Thornton LLP. (Incorporated by reference from our report on Form 10-QSB Amendment No. 1, filed on February 25, 2000.)

     16.1 Letter from former Accountant, Wagner, Zwerman & Steinberg LLP. (Incorporated by reference from our Registration Statement on Form 10-SB Amendment No. 3 filed on December 28, 1999 (File No. 000-27587).)

     21        Subsidiaries of the Registrant.

     31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

     31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

     32.1      Certification of Chief Executive Officer of pursuant to 18 U.S.C.
               - Section 1350.

     32.2      Certification of Chief Financial Officer of pursuant to 18 U.S.C.
               - Section 1350.

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


                                      CDKnet.com, Inc. (Registrant)


                                      By: /s/ Steven A. Horowitz
                                          -------------------------------------
                                          Chairman, Chief Executive Officer,
                                          and Secretary


                                      By: /s/ Timothy J. Mayette
                                          -------------------------------------
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer



                                      Date: October 14, 2003


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                            Chairman, Chief Executive
/s/ Steven A. Horowitz        Officer, and Secretary           October 14, 2003
----------------------        ----------------------           ----------------
Steven A. Horowitz                  Title                            Date



/s/ Andrew J. Schenker              Director                   October 14, 2003
----------------------              --------                   ----------------
Andrew J. Schenker                  Title                            Date



                                    Director                   October 14, 2003
----------------------              --------                   ----------------
Anthony J. Bonomo                   Title                            Date

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



                                                                     Page
                                                                     ----

Report of Independent Certified Public Accountant                    F-1

Financial Statements:

Consolidated Balance Sheet at June 30, 2003                          F-2

Consolidated Statements of Operations for the years ended
June 30, 2003 and June 30, 2002                                      F-3

Consolidated Statement of Stockholders' Equity for the
years ended June 30, 2003 and June 30, 2002                          F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 2003 and June 30, 2002                                      F-5 - F-6

Notes to Consolidated Financial Statements                           F-7 - F-22

                          INDEPENDENT AUDITOR'S REPORT




Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries


     We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. as of June 30, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the each of the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2003, and the results of its operations and cash flows for each of the years then ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.





                                               /s/ RADIN, GLASS & CO, LLP


                                               Certified Public Accountants



New York, New York

October 3, 2003

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                     JUNE 30,
                                                                       2003
                                                                   ------------

                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                          $    355,274
  Investments available for sale                                        170,000
  Prepaid expenses and other current assets                             110,478
                                                                   ------------
          Total current assets                                          635,752
                                                                   ------------

FURNITURE AND EQUIPMENT  - at cost, less accumulated depreciation
  and amortization of $602,008                                           11,983
                                                                   ------------
                                                                   $    647,735
                                                                   ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable and accrued expense                             $    266,534
  Due to related parties                                                 38,000
                                                                   ------------
          Total current liabilities                                     304,534


SUBORDINATED CONVERTIBLE DEBENTURES                                     165,000

COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Series A 5.75% Convertible Preferred stock - par value $.0001 per share; authorized 5,000,000 shares; 1,731,959 shares
    outstanding (liquidation value $1,731,959)                        1,592,758
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 36,196,267; shares issued and outstanding          3,620
  Additional paid in capital                                         23,470,537
  Accumulated deficit                                               (24,870,976)
  Trerasury stock (434,750 shares)                                      (17,738)
                                                                   ------------
                                                                        178,201
                                                                   ------------
                                                                   $    647,735
                                                                   ============

The accompanying notes are an integral part of this statement

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                  YEAR ENDED        YEAR ENDED
                                                   JUNE 30,          JUNE 30,
                                                     2003              2002
                                                 ------------      ------------

Net revenues                                     $        --       $    209,767
Cost of revenues                                          --            139,560
                                                 ------------      ------------

          Gross profit (loss)                             --             70,207

Selling, general and administrative expenses        1,176,558           944,556
Equity based compensation                                 --            230,230
Depreciation and amortization                         160,160            90,071
Impairment of long-lived assets                       176,873           577,000
                                                 ------------      ------------

          Loss from operations                     (1,513,591)       (1,771,650)

Other income and (expense):
  Interest income                                      48,450            71,393
  Interest expense,                                   (14,253)          (23,207)
  Reversal of accruals                                      0           460,000
  Loss on sale of assets                              (68,933)              --
  Other                                                 2,500               --
  Minority interest in loss of subsidiary              42,216            45,336
  Preferred conversion feature                       (394,443)              --
                                                 ------------      ------------

          NET LOSS                                ($1,898,054)      ($1,218,128)
                                                 ============      ============

Deemed dividend                                     1,731,959               --
Preferred Dividend                                    122,922           106,888
                                                 ------------      ------------
Net Loss to common Stockholders'                  ($3,752,935)      ($1,325,013)
                                                 ============      ============

Basic and diluted earnings (loss) per share            ($0.10)           ($0.04)
                                                 ============      ============

Weighted-average shares outstanding-
  basic and diluted                                36,196,267        36,004,618
                                                 ============      ============


The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended June 30, 2003 and 2002

                     SERIES A 5.75%
                      CONVERTIBLE
                       PREFERRED                                   ADDITIONAL                   UNEARNED                  TOTAL
                        STOCK                   COMMON               PAID-IN     ACCUMULATED  COMPENSATION  TREASURY   STOCKHOLDERS'
                        SHARES      AMOUNT      SHARES     AMOUNT    CAPITAL       DEFICIT      EXPENSE       STOCK       EQUITY
                      ----------  ----------  ----------  -------  -----------  ------------  ------------  ---------  -----------
Balance June 30, 2001  1,450,000   1,249,000  30,316,396    3,000   23,092,000   (21,755,000)     (126,000)         0    2,463,000

Conversion of
 preferred shares to
 common shares, net      (60,000)    (50,598)  1,154,679      115       50,483                                                   0
Rounding                                 (67)                  32         (407)          206                                  (236)
Amortization of
 unearned
 compensation                                                                                      126,000                 126,000
Common stock issued
 for services                                  1,650,000      165      103,995                                             104,160
Preferred stock
 dividend                                      3,075,192      308                                                              308
Preferred stock
 accretion                            26,232                           (26,232)                                                  0
Issued preferred
 shares                  139,000     139,000                                                                               139,000
Acquire treasury
 stock                                                                                                        (16,000)     (16,000)
Net loss                                                                          (1,218,128)                           (1,218,128)
                      ----------  ----------  ----------  -------  -----------  ------------  ------------  ---------  -----------
Balance June 30, 2002  1,529,000   1,363,567  36,196,267    3,620   23,219,839   (22,972,922)            0    (16,000)   1,598,104

Preferred stock
 issued                   66,000      66,000                            19,446                                              85,446
Preferred stock
 accretion                            26,232                           (26,232)
Net loss                                                                          (1,898,054)                           (1,898,054)
Preferred dividend       136,959     136,959                          (136,959)                                                  0
Preferred conversion                                                   394,443                                             394,443
Acquire treasury
 stock                                                                                                         (1,738)      (1,738)
                      ----------  ----------  ----------  -------  -----------  ------------  ------------  ---------  -----------
Balance June 30, 2003  1,731,959  $1,592,758  36,196,267  $ 3,620  $23,470,537  ($24,870,976) $          0  ($ 17,738) $   178,201
                      ==========  ==========  ==========  =======  ===========  ============  ============  =========  ===========

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED        YEAR ENDED
                                                                  30-JUN            30-JUN
                                                                   2003              2002
                                                               ------------      ------------
Cash flows from operating activities
  Net loss                                                      ($1,898,054)     ($ 1,218,128)
  Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                   160,160            90,071
    Preferred conversion feature                                    394,443
    Reversal of accruals                                                             (460,000)
    Impairment of long lived assets                                 176,873           577,000
    Common stock issued for services                                                  230,230
    Minority interest in loss of consolidated subsidiary            (42,216)          (45,336)
    Changes in assets and liabilities
      Cash Escrow                                                   500,000
      Prepaid expenses and other current assets                      (5,139)          (56,614)
      Accounts payable and accrued expense                          (78,399)         (560,270)
                                                               ------------      ------------
          Net cash used in operating activities                    (792,332)       (1,443,047)
                                                               ------------      ------------
Cash flows from investing activities
    Purchase of furniture and equipment                                               (16,882)
    Cash escrow                                                                       750,000
    Preferred stock issued for acquisitions                                           139,000
    Assets held for sale, net                                                        (183,688)
    Treasury stock acquired                                          (1,738)          (16,000)
    Investment in notes receivable                                                    (22,000)
    Investments available for sale                                  780,000        (1,018,933)
                                                               ------------      ------------
          Net cash provided (used in) investing activities          778,262          (368,503)
                                                               ------------      ------------
Cash flows from financing activities
    Repayment of  notes payable                                     (66,650)          (39,456)
    Debt issued in acquisiton                                                          30,000
                                                               ------------      ------------

          Net cash used by financing activities                     (66,650)           (9,456)
                                                               ------------      ------------

          NET DECREASE IN CASH                                      (80,720)       (1,821,006)

Cash at beginning of period                                         435,994         2,257,000
                                                               ------------      ------------
Cash at end of period                                          $    355,274      $    435,994
                                                               ============      ============

                        CDKNET.COM, INC. AND SUBSIDIARIES

                                                                YEAR ENDED        YEAR ENDED
                                                                  30-JUN            30-JUN
                                                                   2003              2002
                                                               ------------      ------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for Interest                         14,252            23,206
Noncash investing and financing transactions:
    Stock issued upon conversion of subordinated debentures                                 0
    Conversion of preferred stock to common stock                                      50,598
    Common stock issued for purchase of investment
    Stock and stock warrants issued for financing costs




The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   For the years ended June 30, 2003 and 2002



NOTE 1 - NATURE OF OPERATIONS

CDKNET.COM, INC. and Subsidiaries, (collectively the "Company"), is a New York-based company that during the year ended June 30, 2003, was engaged in corporate management advisory consulting services and client specific compact discs (CDK'S) and certain related licensing fees. In June 2001, the Company sold its assets and certain liabilities related its ValueFlash.com subsidiary and licensed its technology for resale purposes to the purchaser of the ValueFlash.com assets. ValueFlash.com provided proprietary, non-intrusive, highly targeted e-messaging that enabled customers to communicate on a real time basis.

The Company has generated limited revenues from the sale of custom CDs and from management advisory fees during the year ended June 30, 2003.

In October 2002, the Company sold substantially all of the assets of its corporate management advisory service business and certain debt and equity investments.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CDKNET.COM, INC. (the "Parent") and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain amounts for prior years have been reclassified to conform to the current presentation.


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

REVENUE RECOGNITION AND DEFERRED REVENUE

The Company recognizes revenue for custom CD's on the date the product is shipped to the customer. Revenues from corporate management advisory are recognized pursuant to the underlying consulting agreement.


ACCOUNTING FOR LONG-LIVED ASSETS

The Company reviews long-lived assets, certain identifiable assets and any goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. For the years ended June 30, 2003 and 2002, the company recorded a write down of $176,873 and $577,000, respectively related to the carrying values of certain investments and notes receivable.


CASH AND CASH EQUIVALENTS

All liquid investments having an original maturity not exceeding three months are treated as cash equivalents.


INVESTMENTS

The Company determines the appropriate classifications of investments at the time of acquisition and re-evaluates the classifications at each balance sheet date. Investments may be classified as held-for-trading, held-to-maturity, or, when neither of those classifications is appropriate, as available-for-sale. The Company's investments in fixed maturity and equity securities are primarily classified as held-to-maturity. Held-to-maturity investments are carried at amortized cost, reflecting the Company's intent and ability to hold the securities to maturity. Available-for-sale securities are stated at fair value with net unrealized gains or losses reported as a separate component in shareholders' equity. Realized gains and losses, which arise when available for sale securities are sold (as determined on a specific identification basis) or other-than-temporarily impaired are included in the consolidated statements of earnings.


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

RESEARCH AND DEVELOPMENT COSTS

Research and development costs include expenses incurred by the Company to develop new products and enhance the Company's existing products. Research and development costs are expensed as incurred. During the years ended June 30, 2003, and 2002 such costs aggregated $0 and $0, respectively.


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

The Company follows the asset and liability method of accounting for income taxes by applying statutory tax rates in effect at the balance sheet date to differences among the book and tax basis of assets and liabilities. The resulting deferred tax liabilities or assets are adjusted to reflect changes in tax laws or rates by means of charges or credits to income tax expense. A valuation allowance is recognized to the extent a portion or all of a deferred tax asset may not be realizable.


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


CONCENTRATION OF CREDIT RISK

Periodically, the Company holds cash in the bank in excess of $100,000, which exceeds the FDIC insurance limits and is therefore uninsured.


NEW ACCOUNTING DEVELOPMENTS

In November 2002, the FASB issued FIN No. 45, "Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others," an interpretation of SFAS Nos. 5, 57 and 107, and rescission of FIN No. 34,"Disclosure of Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after March 31, 2002; while, the provisions of the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of such interpretation on January 1, 2003 did not have a material impact on the Corporation's results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This SFAS applies to costs associated with an "exit activity" that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS No. 144. These costs include, but are not limited to the following: termination benefits associated with involuntary terminations, terminating contracts that are not capital leases and costs to consolidate facilities or relocate employees. SFAS No. 146 will be effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

During 2002, the FASB issued SFAS No. 145, 147 and 148, which were merely amendments to existing SFAS's or other accounting pronouncements.

The adoption of SFAS No. 141, SFAS No. 142, SFAS No. 143, SFAS No. 144 and SFAS No. 146 is not expected to have a material effect on the Company's financial position, results of operations and cash flows.

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Entities", (FIN No. 46) an interpretation of Accounting Research Bulletin No. 51. FIN No. 46 requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk and loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. FIN No. 46 requires disclosures about variable interest entities that companies are not required to consolidate but which the company has a significant variable interest. The consolidation requirements will apply immediately for newly formed variable interest entities created after January 31, 2003 and entities established prior to January 31, 2003, in the first fiscal year or interim period beginning after June 30, 2003. The adoption of FIN No. 46 is not expected to have a material impact on our consolidated results of operations and financial position.

In Apirl 2003, the FASB issued Statements of Financial Accounting Standards No. 149 ("SFAS No. 149"), an amendment to SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with initial investments meets the characteristics of a derivative and when a derivative contains a financing component. This SFAS is effective for contracts entered into or modified after June 30, 2003.


In May 2003, the FASB issued Statements of Financial Accounting Standards No. 150 ("SFAS No. 150"), SFAS No. 150 established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. This SFAS is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of SFAS No. 150 will not have a material effect on the financial statements. We will adopt SFAS No. 150 in the first quarter of fiscal 2004.

NOTE 3 -  ACQUISITIONS, PURCHASE OF ASSETS AND SALE OF ASSETS

On May 22, 2002, a subsidiary of the Company acquired 100% of Crossover Advisors for $99,500 consisting of 69,500 shares of Series A 5.75% Convertible Preferred Stock and the issuance of notes in the amount of $30,000. These notes bear interest at 6% and are due November 22, 2002. Crosover is engaged in the management advisory business. The Company acquired assets, consisting primarily of investments in common stock, valued at $73,056. In October 2002, the Company sold this business.

On June 11, 2002, a subsidiary of the Company acquired 100% of Comprehensive Resource Advisors, Inc and NBM Information Technology, Inc. for $69,500 consisting of 69,500 shares of Series A 5.75% Convertible Preferred Stock. The Company acquired net assets of $7,349. In October 2002, the Company sold this business.

On October 22, 2002, as amended on January 5, 2003, the Company entered into an Asset Purchase Agreement wherein the Company sold to National Management Consulting, Inc. (National) (formerly Universal Media Holdings, Inc.), certain assets, namely the entity known as Diversified Capital Holdings, LLC and certain assets of the entity known as CDKNet, LLC. Certain stockholders and officers of CDKNet.com, Inc. were also stockholders and officers of National. The purchase price was $339,000 for the assets in the form of a secured promissory note (the "Note") that bears interest at the rate of five percent (5%), payable monthly until February 2006. The assets sold included stock positions in small public companies, and certain debt instruments. Effective June 30, 2003, the Company reached an agreement to fully settle its rights under the Note with National. On July 21, 2003, the Company and National executed a settlement agreement (the "Settlement"), pursuant to which the Note has been settled in full without any cash payment by National in exchange for (i) National's releasing any right, title and interest to 34,750 shares of Series A preferred stock of CDKNet.com, Inc. held by an escrow agent; (ii) cancellation of license of technology held by National from CDKNet, LLC; and (iii) assignment by National of its right, title, and interest in certain promissory notes held by the Company and certain marketable securities.


NOTE 4 - INVESTMENTS

Data with respect to investments in securities with fixed maturities are as follows at June 30, 2003:

                           Amortized      Unrealized     Unrealized     Fair
                           Cost           Gains          Losses         Value
                           ----           -----          ------         -----
     Notes receivable      $170,000       0              0              $170,000

NOTE 5 - FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at June 30, 2003:

     Furniture                                              $    17,293
     Equipment                                                  588,240
     Leasehold improvements                                       8,458
                                                            -----------
                                                                613,991
     Less: accumulated depreciation and amortization            602,008
                                                            -----------
                                                            $    11,983
                                                            ===========

Depreciation expense for the years ended June 30, 2003 and 2002 was $145,200 and $83,699 respectively.



NOTE 6 - LONG-TERM DEBT

TERM LOAN

In June 1999, the Company entered into a term loan with a lender. Borrowings aggregating $175,000 under the agreement, which are collateralized by the equipment and cash collateral provided by the Company's CEO, are repayable in monthly installments of approximately $3,500, including interest at 7.86% through March 2004. The term loan was repaid in December 2002.


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

There were no conversions of debentures into Company common stock during the year ended June 30, 2003 and 2002. At June 30, 2003 there was $165,000 outstanding and unconverted.

In January 2003, the Board of Directors approved an adjustment in the conversion rate of the $165,000 of subordinated convertible debentures. The new conversion rate will be $.01 per common share. Accordingly, the Company recorded an expense of $394,433 representing the change in this conversion feature.


NOTE 8 - INCOME TAXES

Temporary differences which give rise to deferred taxes are summarized as follows:

                                                          2003          2002
                                                      -----------   -----------
     Deferred tax assets:
       Net operating loss and other carryforwards     $ 4,247,000   $ 3,895,000
       Less valuation allowance                       $(4,247,000    (3,895,000)
     Net deferred tax asset                           $        --   $        --

The Company has recorded a full valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized.

The Company's effective income tax rate differs from the statutory Federal income tax rate as a result of the following:

                                                          2003          2002
                                                      -----------   -----------
     Tax benefit at statutory rate                    $  (701,000)  $  (475,000)
     Nondeductible expense/nontaxable (income)-net        154,000        49,000
     Temporary timing differences                         195,000       440,000
     Utilization of net operating loss                                  (14,000)
                                                      $        --   $        --


The provision for Federal income taxes has been determined on the basis of a consolidated tax return. At June 30, 2003, the Company had a net operating loss carry forward for Federal income tax reporting purposes amounting to approximately $10,889,000, expiring from 2019 through 2021. The Internal Revenue Code of 1986, as amended, limits the amount of taxable income the Company may offset with net operating loss carry forwards in any single year. No Federal taxes were paid in the years ended June 30, 2003 and 2002.

NOTE 9 -  STOCKHOLDERS' EQUITY

SERIES A 5.75% CONVERTIBLE PREFERRED STOCK

On October 1, 1999, the Company gave notice to the holders of the $1,500,000 5.75% Subordinated Convertible Debentures and exercised its right to call the outstanding Debentures in exchange for $1,500,000 of Series A 5.75% Convertible Preferred Stock. Under the terms of the Debentures, the Convertible Preferred Stock shall have: (1) liquidation preferences equal to the principal amount of the Debenture, (2) a 5.75% cumulative annual dividend payable quarterly, (3) rights to convert into shares of Common Stock at the same conversion rate as the Debentures and (4) the same redemption rights at the option of the Company.

During the year ended June 30, 2002, 60,000 shares of preferred stock was converted into 1,154,679 shares of common stock. There were no conversions during the year ended June 30, 2003.

In December 2002, the Company issued 3,075,192 shares of common stock in connection with the conversion of accrued dividends on the Company's preferred stock.

In the fourth quarter of fiscal 2002, the Company issued 139,500 shares of preferred stock in connection with the acquisition of two companies. See Note 4.

During the year ended June 30, 2003, the Company issued 66,000 shares of preferred stock.

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

COMMON STOCK

On November 18, 2002, the Company's Board of Directors, with Mr. Steven Horowitz abstaining due to his previously disclosed interest in the transaction, adopted an amendment to the designation setting forth the rights of holders of Series A Preferred Stock. The amendment, and related agreement with the holders of Series A shares, eliminated the variable rate at which Series A shares could be converted into shares of the Company's Common Stock, fixed the conversion rate at $.01 per share (subject to adjustment in the event one or more stock splits or combinations), gave the Series A holders the right to vote on an "as converted basis," cured the existing accumulated and unpaid dividend arrearage by the issuance of 136,959 additional shares of Series A Preferred, and eliminated the cumulative dividend going forward. The changes were made, in part, to release the Company from any claims on the part of the Series A holders for the Company's failure to maintain a sufficient number of shares of common stock issuable upon conversion of the Series A shares. The conversion feature of the Series A Convertible Preferred Stock, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,731,959 which has been limited to the recorded value of this preferred stock pursuant to EITF 98-5. The conversion feature has been presented as a non-cash deemed dividend for the period ended June 30, 2003, resulting in an additional loss applicable to common shareholders. Additional paid in capital was increased as a result of this adjustment and decreased by the deemed dividend in equal amounts.

On November 22, 2002, the Board of Directors and a majority of common shareholders (67%) approved a one for fifty reverse stock split and, also, increased the amount of authorized common shares to 100 million. Both the reverse stock split and increase in authorized shares may be effected at the discretion of the Board up to November 21, 2003.

During the fiscal year ended June 30, 2003, the Board of Directors authorized the designation of Series B preferred stock to be issued in connection with a business combination. The Board authorized the issuance of 470,000 shares of Series B preferred stock to be issued if the business combination was consummated. In March 2003, the Company and the parties involved abandoned the plans for the business combination. Accordingly, the authorized Series B shares were not issued and the designation for the separate Class B preferred shares was revoked.

During the year ended June 30, 2002, the Company executed the following summarized equity transactions:

     o In September 2001, the Company issued 500,000 and 250,000 shares of common stock to Steve WIldstein and Mike Muzio, respectively, pursuant to consulting contracts. The Company valued these shares at the closing market price on the date of issuance and accordingly, expensed $40,500 in the second quarter.

     o In November 2001, the Company issued 600,000 shares of common stock in connection with a six month consulting agreement. The Company valued these shares at the closing market price on the date of issuance and expensed the value of this contract over its term.

     o In December 2001, we issued 100,000 shares of common stock each to Andrew Schenker, President, Chief Operating Officer and a Director of the Company, and Anthony Bonomo, a director of the Company, in recognition of their service on behalf of the Company. These shares were valued at the closing market price on the date of issuance and accordingly, $16,000 was expensed in the second quarter.

During the year ended June 30, 2003, the Company did not issue any common shares.

WARRANTS

Warrant activity for each of the two years ended June 30, 2003 and 2002 is summarized as follows:
                                                                Weighted
                                                                 Average
                                               Shares        Exercise Price
                                           --------------    --------------
     Outstanding at June 30, 2001              2,067,840       $    1.06
          Granted
          Exercised
          Expired or cancelled                  (159,342)            .85
                                           --------------    --------------

     Outstanding at June 30, 2002              1,908,498            1.07
          Granted
          Exercised
          Expired or cancelled                  (100,000)           1.75
                                           --------------    --------------
     Outstanding at June 30, 2003              1,808,498       $    1.04
                                           ==============    ==============

The Company did not issue any stock warrants during the years ended June 30, 2003 and 2002.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2003

                                                  Outstanding
                                  ------------ ----------------- ---------------
                                                   Weighted-        Weighted-
                                                    Average          average
                                                   Remaining         exercise
                                     Shares      life in years        price
                                  ------------ ----------------- ---------------
     Range of exercise prices
     $.60 to $.85                     568,498          .56            $0.63
     $1.00 to $1.25                   950,000         1.00             1.00
     $1.50 to $1.75                   200,000         1.17             1.50
     $2.00 to $3.00                    90,000          .17             3.00
                                  ------------
                                    1,808,498
                                  ============

All of the above warrants are exercisable.

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

Stock option activity for each of the two years ended June 30, 2003 and 2002 for both qualified and unqualified options is summarized as follows:

                                                              Weighted
                                                              Average
                                              Shares       Exercise Price
                                          -------------    --------------
     Outstanding at June 30, 2001            11,973,000    $        .78
          Granted                                    --              --
          Exercised                                  --              --
          Expired or cancelled               (5,623,000)            .70
                                          -------------    --------------
     Outstanding at June 30, 2002             6,350,000             .85
          Granted                                    --              --
          Exercised                                  --              --
          Expired or cancelled               (2,350,000)            .32
                                          -------------    --------------
     Outstanding at June 30, 2003             4,000,000    $       1.17
                                          =============    ==============

The Company did note issue any stock option grants during the year ended June 30, 2003. No options were exercised during the year ended June 30, 2003.



The following table summarizes information about options outstanding and exercisable at June 30, 2003:

                                               Outstanding and exercisable
                                 -------------------------------------------------------
                                                 Weighted-      Weighted-
                                                  Average        Average
                                   Number        remaining      Exercise       Number
                                 Outstanding   life in years     Price       Exercisable
                                 -----------   -------------   -----------   -----------
     Range of exercise prices:
     $.16 to $.99                  1,450,000        1.86         $0.54         1,450,000
     $1.00 to $1.49                2,050,000        1.64          1.00         2,050,000
     $1.50 to $1.99                  500,000        1.84          1.69           500,000
                                 -----------                                 -----------
                                   4,000,000                                   4,000,000
                                 ===========                                 ===========

For disclosure purposes in accordance with SFAS No. 123, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 2003 and 2002 annual dividends of $0.00, expected volatility of 97% for the Company's options and .1% volatility for the ValueFlash options for 2001 and 97% for 2000, risk-free interest rate of 4.3% in 2001and expected life of five years for all grants. If the Company recognized compensation cost for the vested portion of the employee stock option plan in accordance with SFAS No. 123, the Company's pro-forma net loss and loss per share would have been as follows for the years ended June 30, 2003 and 2002:
                                             2003            2002
                                         ------------    ------------
     Net loss
       As reported                       $ (3,752,935)   $ (1,325,013)
       Pro-forma                           (3,752,935)     (1,325,013)
     Net loss per common share
       As reported                       $       (.10)   $      (0.04)
       Pro-forma                                 (.10)          (0.04)


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

The following tables summarize the changes in options outstanding and the related price ranges for shares in the subsidiary ValueFlash common stock:

     Employee Stock Option Plan:
                                                                   Weighted
                                                                    Average
                                                  Shares        Exercise Price
                                               ------------     --------------
          Outstanding at June 30, 2001            6,975,000     $       1.43
               Granted                                   --               --
               Exercised                                 --               --
               Expired or cancelled                (625,000)            1.50
                                               ------------     ------------
          Outstanding at June 30, 2002            6,350,000             1.46
               Granted                                   --               --
               Exercised                                 --               --
               Expired or cancelled                      --               --
                                               ------------     ------------
          Outstanding at June 30, 2003            6,350,000     $       1.46
                                               ============     ============
     Non-Employee Stock Option:
                                                                  Weighted
                                                                   Average
                                                  Shares        Exercise Price
                                               ------------     --------------
          Outstanding at June 30, 2001           14,533,000     $       1.85
               Granted                                   --               --
               Exercised                                 --               --
               Expired or cancelled              (3,000,000)            2.83
                                               ------------     ------------
          Outstanding at June 30, 2002           11,533,000     $       1.57
               Granted                                   --               --
               Exercised                                 --               --
               Expired or cancelled                      --               --
                                               ------------     ------------
          Outstanding at June 30, 2003           11,533,000     $       1.57
                                               ============     ============

The Company did not issue and options pursuant to this plan during the years ended June 30, 2003 and 2002.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2003

                                              Outstanding and exercisable
                                -------------------------------------------------------
                                                Weighted-      Weighted-
                                                 Average        Average
                                  Number        remaining      Exercise       Number
                                Outstanding   life in years     Price       Exercisable
                                -----------   -------------   -----------   -----------
     Range of exercise prices:
     $1.00 to $1.50              15,840,000        1.65           1.48       11,340,000
     $2.00                        2,043,000        1.08           2.00        2,043,000
                                -----------                                 -----------
                                 17,883,000                                  13,383,000
                                ===========                                 ===========

The non-employee stock options outstanding of 11,533,000 are fully vested. The remaining 4,500,000 of stock options are performance based and are unearned as of June 30, 2003. The compensation expense attributed to the issuance of these stock options will be recognized as they are earned. These stock options are exercisable for five years from the grant date.

The employee stock option plan stock options are exercisable for five years from the grant date and vest over various terms from the grant date to five years. Approximately 5,000,000 employee stock options were cancelled as result of the sale of Vflash assets on June 13, 2001. As of June 30, 2001, 1,829,000 of these stock options were vested.


NOTE 10 - RELATED PARTY TRANSACTIONS

a. During the years ended June 30, 2003 and 2002 legal services of $75,000 and $27,000 respectively, were provided by firms (the "Firms") in which the Company's CEO and principal stockholder is the managing partner

b. During the year ended June 30, 2002, the Company invested $500,000. with a fund manager. The investment advisor for this fund manager is a representative certain of the 5.75% Preferred Stockholders of the Company.

c. In July 2002, the Company sold an investment to Target Growth Fund Ltd., a preferred stockholder of the Company,

d. In December 2001 we acquired the 40% of Diversified Capital Holdings, LLC (f/k/a/ Azure Capital Holdings, LLC) that we did not originally own from George Sandhu, who advises certain of our 5.75% Preferred Stockholders.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

FACILITIES

Rent expense for the years ended June 30, 2003 and 2002 was $4,500 and $60,174, respectively.


LITIGATION MATTERS

The Company is involved in claims and disputes which arise in the normal course of business. Management believes that the resolution of these matters will not have a material adverse effect of the Company's financial position or results of operations.