Form 10QSB
period 2003-09-30
CDKNET COM INC
filed 2003-11-14
CIK 1095130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended September 30, 2003.

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



                               40 Marquette Drive
                            Smithtown, New York 11787
                                 (631) 724-1643
       ------------------------------------------------------------------
                 (Address, including zip code, telephone number,
              including area code, and web address of the principal
                      executive offices of the registrant)

                                       N/A
       ------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date: November 10, 2003            36,196,267
                                   ----------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                         PART I-- FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                                                                          Page
                                                                          ----

FINANCIAL STATEMENTS

      Consolidated Balance Sheet at September 30, 2003 (unaudited)         F-1

      Consolidated Statements of Operations for the three months
         ended September 30, 2003 and 2002 (unaudited)                     F-2

      Consolidated Statements of Cash Flows for the three months
         ended September 30, 2003 and 2002 (unaudited)                     F-3

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

Item 3.  Defaults Upon Senior Securities                                  II-1

Item 4.  Submission of Matters to a Vote of Security Holders              II-1

Item 5.  Other Information                                                II-1

Item 6.  Exhibits and Reports on Form 8-K                                 II-1

                        CDKNET.COM, INC. and Subsidiaries

                        CDKNET.COM, INC. and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                         September 30,
                                                                                             2003
                                                                                         ------------
                                     ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                                $    269,793
  Notes receivable, current                                                                   170,000
  Prepaid expenses and other current assets                                                    85,478
                                                                                         ------------
          Total current assets                                                                525,271

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $603,208                                 10,783
                                                                                         ------------
                                                                                         $    536,054
                                                                                         ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expense                                                   $    237,825
  Due to related parties                                                                       38,000
                                                                                         ------------
          Total current liabilities                                                           275,825


SUBORDINATED CONVERTIBLE DEBENTURES                                                           165,000


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares; 1,731,959 shares outstanding , liquidation value $1,731,959           1,599,316
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 36,196,267; shares issued and outstanding                                3,620
  Additional paid in capital                                                               23,463,979
  Accumulated deficit                                                                     (24,953,948)
  Treasury stock (434,750 shares), at cost                                                    (17,738)
                                                                                         ------------
                                                                                               95,229
                                                                                         ------------

                                                                                         $    536,054
                                                                                         ============

The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three               Three
                                                    Months Ended         Months Ended
                                                    September 30         September 30
                                                        2003                 2002
                                                    ------------         ------------
Net revenues
Cost of revenues
                                                    ------------         ------------

          Gross profit (loss)

Selling, general and administrative expenses        $     80,170         $    214,436
Depreciation and amortization                              1,200               26,593
                                                    ------------         ------------

          Loss from operations                           (81,370)            (241,029)

Other income and (expense)
    Interest income                                          873                8,223
    Interest expense,                                     (2,475)              (3,962)
   Loss on sale of assets                                (68,933)
   Minority interest in loss of subsidiary                39,273
                                                    ------------         ------------

          NET LOSS                                  $    (82,972)        $   (266,428)
                                                    ============         ============

Preferred Dividend                                        31,445               28,537
                                                    ------------         ------------
Net Loss to common Stockholders'                    $   (114,417)        $   (294,965)
                                                    ============         ============

Basic and diluted earnings (loss) per share         $      (0.00)        $      (0.01)
                                                    ============         ============

Weighted-average shares outstanding-
    basic and diluted                                 36,196,267           36,196,267
                                                    ============         ============


The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three             Three
                                                              Months Ended      Months Ended
                                                              September 30,     September 30,
                                                                   2003              2002
                                                                ---------         ---------
Cash flows from operating activities
  Net loss                                                      ($ 82,972)        ($266,428)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                   1,200            26,593
    Loss on sale of assets                                                           68,933
    Minority interest in loss of consolidated subsidiary                            (39,273)
    Changes in assets and liabilities
      Prepaid expenses and
          other current assets                                     25,000           (10,255)
      Accounts payable and accrued expense                        (28,709)          (62,344)
                                                                ---------         ---------
          Net cash used in operating activities                   (85,481)         (282,774)
                                                                ---------         ---------

Cash flows from investing activities
    Investment in notes receivable                                                  (47,033)
                                                                ---------         ---------
          Net cash used in investing activities                         0           (47,033)
                                                                ---------         ---------

Cash flows from financing activities
    Repayment of  notes payable                                                      (9,123)
                                                                ---------         ---------

          Net cash provided by financing activities                     0            (9,123)
                                                                ---------         ---------

          NET INCREASE (DECREASE) IN CASH                         (85,481)         (338,930)
Cash at beginning of period                                       355,274           435,994
                                                                ---------         ---------

Cash at end of period                                           $ 269,793         $  97,064
                                                                =========         =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                                      1,487
Noncash investing and financing transactions:


The accompanying notes are an integral part of this statement.

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended September 30, 2003 and 2002 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2003 Form 10-KSB.

The operating results for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2.  SUBSEQUENT EVENTS


On October 24, 2003, the Company announced that it has entered into a non-binding letter of intent to acquire a privately held company for a combination of cash, CDK stock and notes. The target sells a variety of personal care and other consumer products directly to customers and retailers and reported revenue of more than $75 million for its most recent fiscal year.

The transaction is scheduled to close in the fourth calendar quarter but is subject to several conditions including the execution of definitive agreements, the approval of both companies' boards, financing transactions including an institutional revolving credit facility, the receipt of other required third party approvals, completion of due diligence and compliance with applicable regulatory requirements.

In October 2003, the Company received $170,000 in cash from collection of the current note receivable.

On November 10, 2003, the Board of Directors of the Company approved, subject to shareholder approval, a one-for-fifty-five reverse split of the Company's common stock effective as of the close of business on November 20, 2003. Cash in lieu of fractional shares shall be issued. On the same date, a majority of the outstanding stock entitled to vote thereon, consented to the reserve split.

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

Overview
--------

We are a holding company incorporated in the State of Delaware. We conduct our business through a subsidiary, CDKnet, LLC, a New York limited liability company. CDKnet, LLC has had nominal revenues since fiscal 2002.

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

We have a limited operating history. While historically we have generated revenues primarily from development and use fees for client specific compact discs and the sale of custom compact discs, we have generated nominal revenues since fiscal 2002.

We are actively seeking appropriate candidates for merger or acquisition.

As of November 14, 2003, we had 36,196,267 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKX."

Stock Dividend
--------------

We have not issued a common stock dividend to date.

Recent Developments
-------------------

Results of Operations - Three months ended September 30, 2003 compared to three months ended September 30, 2002
------------------------------------------------------------------------------

As a result of the sale of the assets of our Valueflash subsidiary in June 2001, we concentrated our resources on developing our financial services business.
We did not have revenues or costs of goods sold for the three months ended September 30, 2003 or 2002.

During the three months ended September 30, 2003, we incurred a net loss of $82,972 on revenues of $0 compared to a net loss of $266,428 on revenues of $0 for the three months ended September 30, 2002. We did not generate any revenues from our CDK operations during the three months ended September 30, 2003 or 2002.

For the three months ended September 30, 2003, other operating expenses were $81,370 compared to $241,029 for the three months ended September 30, 2002. Operating expenses consist of primarily consulting and other professional fees.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, we had $269,793 in cash and cash equivalents. Our principal commitments are $165,00 in subordinated convertible debentures and $237,825 in accounts payable and accrued expenses.

Net cash used in operating activities was $85,481 for the three months ended September 30, 2003 compared to net cash used in operating activities of $282,774 for the three months ended September 30, 2002. Cash used by operations primarily resulted from net losses offset by non-cash depreciation and amortization.

Net cash used in investing activities was $0 for the three months ended September 30, 2003 compared to $47,033 for the three months ended September 30, 2002. For the three months ended September 30, 2002, our principal use of cash in investing activities was for several small notes receivable.

Net cash used by financing activities was $0 for the three months ended September 30, 2003 compared to $9,123 for the three months ended September 30, 2002. We used cash for the three months ended September 30, 2002 to make principle payments on a note payable.

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


                                        CDKNET.COM, INC.

Date: November 14, 2003                 /s/  Steven A. Horowitz
                                        -----------------------
                                        Chairman, Chief Executive Officer and
                                        Secretary


Date: November 14, 2003                 /s/  Timothy J. Mayette
                                        -----------------------
                                        Chief Financial Officer