Form 10QSB
period 2003-12-31
CDKNET COM INC
filed 2004-02-17
CIK 1095130

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended December 31, 2003.

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


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 9, 2004: 4,488,525
                         ---------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

============================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

         Consolidated Balance Sheet at December 31, 2003 (unaudited)         F-1

         Consolidated Statements of Operations for the three and six
            months ended December 31, 2003 and 2002 (unaudited)              F-2

         Consolidated Statements of Cash Flows for the six months
            ended December 31, 2003 and 2002 (unaudited)                     F-3

         Notes to Consolidated Financial Statements                          F-4


Item 2.  Management's Discussion and Analysis                                  1

Item 3.  Controls and Procedures                                               3



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

Item 3.  Defaults Upon Senior Securities                                    II-1

Item 4.  Submission of Matters to a Vote of Security Holders                II-2

Item 5.  Other Information                                                  II-2

Item 6.  Exhibits and Reports on Form 8-K                                   II-2

                     CDKNET.COM, INC. and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   December 31,
                                                                       2003
                                                                   ------------
                                   ASSETS

CURRENT ASSETS
  Cash & cash equivalents                                          $    295,473
  Prepaid expenses and other current assets                             118,000
                                                                   ------------
          Total current assets                                          413,473

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $603,408            9,583
                                                                   ------------
                                                                   $    423,056
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expense                             $    228,721
  Due to related parties                                                 38,000
                                                                   ------------
          Total current liabilities                                     266,721


SUBORDINATED CONVERTIBLE DEBENTURES                                     165,000


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' EQUITY
  Convertible Preferred stock - par value $.0001 per share;
    authorized 5,000,000 shares; 0 shares outstanding
  Common stock - par value $.0001, per share; authorized,
    40,000,000 shares; 4,488,525; shares issued and outstanding             449
  Additional paid in capital                                         25,064,729
  Accumulated deficit                                               (25,057,843)
  Treasury stock (8,000 shares), at cost                                (16,000)
                                                                   ------------
                                                                         (8,665)
                                                                   ------------
                                                                   $    423,056
                                                                   ============


         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three months  Three months  Six months    Six months
                                                 ended         ended         ended         ended
                                              December 31   December 31   December 31   December 31
                                                  2003          2002          2003          2002
                                               ----------    ----------    ----------    ----------
Net revenues
Cost of revenues
                                               ----------    ----------    ----------    ----------

          Gross profit                                  0             0             0             0

Selling, general and administrative expenses   $  100,785    $  218,633    $  180,955    $  433,069
Depreciation and amortization                       1,200        26,593         2,400        53,186
                                               ----------    ----------    ----------    ----------

          Loss from operations                   (101,985)     (245,226)     (183,355)     (486,255)

Other income and (expense)
    Interest income                                   564        12,217         1,437        20,440
    Interest expense,                              (2,475)       (5,340)       (4,950)       (9,302)
   Other income                                                                               2,500
   Loss on sale of assets                                                                   (68,933)
   Minority interest in loss of subsidiary                                                   42,216
                                               ----------    ----------    ----------    ----------
          NET LOSS                             ($ 103,896)   ($ 238,349)   ($ 186,868)   ($ 499,334)
                                               ==========    ==========    ==========    ==========

Preferred Dividend                                 16,531        28,538        47,976        57,075
                                               ----------    ----------    ----------    ----------
Net Loss to common Stockholders'               ($ 120,427)   ($ 266,887)   ($ 234,844)   ($ 556,409)
                                               ==========    ==========    ==========    ==========

Basic and diluted earnings (loss) per share    ($    0.05)   ($    0.34)   ($    0.15)   ($    0.72)
                                               ==========    ==========    ==========    ==========

Weighted-average shares outstanding-
    basic and diluted                           2,443,546       776,665     1,608,284       776,665
                                               ==========    ==========    ==========    ==========

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Six Months    Six Months
                                                                   Ended         Ended
                                                                December 31,  December 31,
                                                                    2003          2002
                                                                 ----------    ----------
Cash flows from operating activities
  Net loss                                                       ($ 186,868)   ($ 499,334)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                     2,400        53,186
    Loss on sale of assets                                                         68,933
    Minority interest in loss of consolidated subsidiary                          (42,216)
    Changes in assets and liabilities
      Prepaid expenses and
          other current assets                                       (7,522)       34,100
      Accounts payable and accrued expense                          (37,812)      (52,547)
                                                                 ----------    ----------
          Net cash used in operating activities                    (229,801)     (437,878)
                                                                 ----------    ----------

Cash flows from investing activities
    Purchase of furniture and equipment
    Investment in notes receivable                                  170,000       (53,848)
    Cash escrow                                                                   500,000
    Investments held for sale                                                     400,000
                                                                 ----------    ----------
          Net cash used in investing activities                     170,000       846,152
                                                                 ----------    ----------

Cash flows from financing activities
    Repayment of notes payable                                                    (83,521)
                                                                 ----------    ----------


          Net cash provided by financing activities                       0       (83,521)
                                                                 ----------    ----------

          NET INCREASE (DECREASE) IN CASH                           (59,801)      324,753
Cash at beginning of period                                         355,274       435,994
                                                                 ----------    ----------

Cash at end of period                                            $  295,473    $  760,747
                                                                 ==========    ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for
        Interest                                                 $       --    $    4,352
                                                                 ==========    ==========

Noncash financing activity
    Preferred Stock Conversion                                   $1,605,874            --
                                                                 ==========    ==========

          The accompanying notes are an integral part of this statement

CDKNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and six month periods ended December 31, 2003 and 2002 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2003 Form 10-KSB.

The operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE 2. REVERSE STOCK SPLIT

On November 22, 2002, the Board of Directors and a majority of the shares of stock entitled to vote approved a one-for-fifty reverse split of the Company's common stock to be effective as directed by the Company's officers. The reverse split became effective November 21, 2003. Fractional shares were rounded up. Accordingly, per share amounts for all period presented have been adjusted to give effect to the reverse stock split effective to the beginning of the periods presented.

On November 21, 2003, all of the then outstanding shares of Series A Convertible Preferred stock were converted into 3,711,860 shares of Company common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

RESULTS OF OPERATIONS
---------------------

The following contains forward-looking statements based on current expectations, estimates and projections about our industry, management's beliefs, and assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in our financial condition and liquidity, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "intend," "expect," "predict," and other similar expressions constitute those statements. These statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in the statements. Potential risks and uncertainties include, limited operating history, the unpredictability of our future revenues, the unpredictable and evolving nature of our business model, acquiring or financing the acquisition of a business, as well as other risk factors.

Overview
--------

We are a holding company incorporated in the State of Delaware. We conduct our business through a subsidiary, CDKnet, LLC, a New York limited liability company. CDKnet, LLC has had no revenues since fiscal 2002.

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

We have a limited operating history with no revenues since fiscal 2002.

As of February 14, 2004, we had 4,488,525 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKN."

Stock Dividend
--------------

We have not issued a common stock dividend to date.

Recent Developments
-------------------

Results of Operations - Three months ended December 31, 2003 compared to three
------------------------------------------------------------------------------
months ended December 31, 2002
------------------------------

We did not have revenues or cost of goods sold for the three month periods ended December 31, 2003 and 2002.

During the three months ended December 31, 2003, we incurred a net loss of $103,986 on revenues of $0 compared to a net loss of $238,349 on revenues of $0 for the three months ended December 31, 2002. We did not generate any revenues from our CDK operations the three months ended December 31, 2003 or 2002.

For the three months ended December 31, 2003, other operating expenses were $100,785 compared to $218,633 for the three months ended December 31, 2002. Operating expenses consist of primarily consulting and other professional fees.


Results of Operations - Six months ended December 31, 2003 compared to six
--------------------------------------------------------------------------
months ended December 31, 2002
------------------------------

We did not have revenues or cost of goods sold for the six month periods ended December 31, 2003 and 2002.

During the six months ended December 31, 2003, we incurred a net loss of $186,868 on revenues of $0 compared to a net loss of $499,334 on revenues of $0 for the six months ended December 31, 2002. We did not generate any revenues from our CDK operations the three months ended December 31, 2003 or 2002.

For the six months ended December 31, 2003, other operating expenses were $180,955 compared to $433,069 for the six months ended December 31, 2002. Operating expenses consist of primarily consulting and other professional fees.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, we had $295,473 in cash and cash equivalents. Our principal commitments are $165,000 in subordinated convertible debentures and $228,722 in accounts payable and accrued expenses. In October 2003, the Company received $170,000 in cash from collection of the current note receivable.

Net cash used in operating activities was $229,801 for the six months ended December 31, 2003 compared to net cash used in operating activities of $437,878 for the six months ended December 31, 2002. Cash used by operations primarily resulted from net losses offset by non-cash depreciation and amortization.


Net cash provided in investing activities was $170,000 for the six months ended December 31, 2003 compared to cash provided of $846,152 for the six months ended

December 31, 2002. For the six months ended December 31, 2003, we received $170,000 in cash from collection of the current note receivable. For the six months ended December 31, 2002, we received $400,000 cash from the maturity of certain investments and $500,000 of previously escrowed cash.

Net cash used by financing activities was $83,251 for the six months ended December 31, 2002 compared to no cash provided or used for the six months ended December 31, 2003. We used cash during the six months ended December 31, 2002 to make principle payments on a note payable.


ITEM 3. CONTROLS AND PROCEDURES.
        -----------------------

Our management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the "1934 Act"), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         On or about February 3, 2004, CDKnet LLC, received a copy of a summons and complaint served on the NY Secretary of State relating to an action commenced by Fisk Building Associates, LLC in the Supreme Court of the State of New York, New York County captioned Fisk Building Associates, LLC v. Kelly Music & Entertainment Corp., Elbit Vflash, Inc. CDKNET.COM, Inc., CDKNET LLC and VALUEFLASH.COM, INCORPORATED (Index No. 100528/04). The complaint alleges damages of at least $166,807.91, plus interest from September 1, 2003 and, as to CDKNET, LLC and alleges sums due for the use and occupancy of office space. We have retained counsel to investigate and defend this action and believe that all claims and expenses, if any, of the action are indemnified under the agreement between ValueFlash.com Incorporated and Elbit under which the lease was assigned to Elbit Vflash, Inc.


Item 2.  Changes in Securities
         ---------------------

         (a) On November 21, 2003, we reverse split our outstanding shares one for fifty pursuant to director and shareholder approval given November 22, 2002. The details of such a reverse split was set forth in an information statement mailed to shareholders in December, 2002 and filed in definitive form with the Securities and Exchange Commission pursuant to Schedule 14C on December 6, 2002.

         (b) On November 18, 2003, the Company's Board of Directors, with Mr. Steven Horowitz abstaining due to his previously disclosed interest as a holder of Series A shares, adopted a second amendment to the designation setting forth the rights of holders of Series A Preferred Stock. The amendment, and related agreement with the holders of Series A shares, changed the conversion rate from $.01 per share to $.009091 in exchange for the holders of a majority of the Series A shares consenting to the automatic conversion of the Series A shares into common stock on the effective date of the reverse split described in (a), above. The issuance of 10% more common shares on the effective date of the reverse split, eliminated all preferential rights of the Series A shares as of the effective date.

         (c)  None.



Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.


(a)      Exhibits

           3.1 Amendment to Certificate of Incorporation (Reverse Split) filed November 21, 2003.

           3.2 Certificate of Amendment to Certificate of Incorporation (increasing authorized common shares) filed November 21, 2003.

           3.3 Certificate of Amendment to Series A Designation filed November 21, 2003.

           10.1 Letter agreement dated November 19, 2003 between CDKnet.Com, Inc. and certain holders of Series A Preferred Stock.

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


                                   CDKNET.COM, INC.



Date: February 17, 2004                     /s/ Steven A. Horowitz
                                            ----------------------------
                                            Steven A. Horowitz
                                            Chairman, Chief Executive
                                            Officer and Secretary


Date: February 17, 2004                     /s/ Timothy J. Mayette
                                            ----------------------------
                                            Timothy J. Mayette
                                            Chief Financial Officer