Form 10QSB
period 2004-03-31
CDKNET COM INC
filed 2004-05-25
CIK 1095130

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 for the quarterly period ended March 31, 2004.

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


Applicable Only to Corporate Issuers: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2004: 4,488,525

                                    ---------

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]
================================================================================

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

                                                                            Page
                                                                            ----

FINANCIAL STATEMENTS

         Consolidated Balance Sheet at March 31, 2004 (unaudited)           F-1

         Consolidated Statements of Operations for the three and nine
            months ended March 31, 2004 and 2003 (unaudited)                F-2

         Consolidated Statements of Cash Flows for the nine months
            ended March 31, 2004 and 2003 (unaudited)                       F-3

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

Item 4.  Submission of Matters to a Vote of Security Holders                II-1

Item 5.  Other Information                                                  II-1

Item 6.  Exhibits and Reports on Form 8-K                                   II-2

                        CDKNET.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               March 31,
                                                                                 2004
                                                                             ------------
                                   ASSETS
CURRENT ASSETS
  Cash & cash equivalents                                                       $257,494
  Prepaid expenses and other current assets                                      107,000
                                                                             ------------
          Total current assets                                                   364,494

FURNITURE AND EQUIPMENT  - at cost,
    less accumulated depreciation and amortization of $605,607                     8,383
                                                                             ------------

                                                                                $372,877
                                                                             ============
                   LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expense                                          $234,896
  Due to related parties                                                          38,000
                                                                             ------------
          Total current liabilities                                              272,896


SUBORDINATED CONVERTIBLE DEBENTURES                                              165,000


COMMITMENTS and CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Convertible Preferred stock - par value $.0001 per share; authorized
    5,000,000 shares;  0 shares outstanding
  Common stock - par value $.0001, per share; authorized,
    100,000,000 shares; 4,488,525; shares issued and outstanding                     449
  Additional paid in capital                                                  25,064,729
  Accumulated deficit                                                        (25,114,197)
  Treasury stock (8,000 shares), at cost                                         (16,000)
                                                                             ------------
                                                                                 (65,019)
                                                                             ------------

                                                                                $372,877
                                                                             ============

         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months   Three months   Nine months    Nine months
                                                  ended          ended          ended          ended
                                                 March 31,      March 31,      March 31,      March 31,
                                                   2004           2003           2004           2003
                                               -----------    -----------    -----------    -----------
Net revenues
Cost of revenues
                                               -----------    -----------    -----------    -----------
          Gross profit                                   0              0              0              0

Selling, general and administrative expenses   $    42,047    $   141,371    $   223,002    $   574,440
Depreciation and amortization                        1,200         26,193          3,600         79,379
                                               -----------    -----------    -----------    -----------

          Loss from operations                     (43,247)      (167,564)      (226,602)      (653,819)

Other income and (expense)
    Interest income                                    281            502          1,718         20,942
    Interest expense,                               (2,475)        (2,475)        (7,425)       (11,777)
   Other income                                                                                   2,500
   Debenture conversion feature                                  (394,433)                     (394,433)
   Loss on sale of assets                                                                       (68,933)
   Minority interest in loss of subsidiary                                                       42,216
                                               -----------    -----------    -----------    -----------

          NET LOSS                             ($   45,441)   ($  563,970)   ($  232,309)   ($1,063,304)
                                               ===========    ===========    ===========    ===========

Preferred Dividend                                                 30,025         47,976         87,100
Deemed Dividend                                                   202,959                     1,731,959
                                               -----------    -----------    -----------    -----------
Net Loss to common Stockholders'               ($   45,441)   ($  796,954)   ($  280,285)   ($2,882,363)
                                               ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per share    ($     0.01)   ($     1.10)   ($     0.11)   ($     3.98)
                                               ===========    ===========    ===========    ===========

Weighted-average shares outstanding-
    basic and diluted                            4,488,525        723,926      2,559,678        723,926
                                               ===========    ===========    ===========    ===========



         The accompanying notes are an integral part of this statement.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited

                                                           Nine Months    Nine Months
                                                              Ended          Ended
                                                             March 31,      March 31,
                                                               2004           2003
                                                           -----------    -----------
Cash flows from operating activities
  Net loss                                                 ($  232,309)   ($1,063,304)
  Adjustments to reconcile net loss to net
  cash used in operating activities
    Depreciation and amortization                                3,600         79,379
    Stock based compensation                                                   27,500
   Debenture conversion feature                                               394,433
    Loss on sale of assets                                                     68,933
    Minority interest in loss of consolidated subsidiary                      (42,216)
    Changes in assets and liabilities
      Prepaid expenses and
          other current assets                                   3,478         39,672
      Accounts payable and accrued expense                     (42,549)       (39,171)
                                                           -----------    -----------
          Net cash used in operating activities               (267,780)      (534,774)
                                                           -----------    -----------

Cash flows from investing activities
    Purchase of furniture and equipment
    Investment in notes receivable                             170,000        (82,908)
    Cash escrow                                                               500,000
    Investments held for sale                                                 500,000
                                                           -----------    -----------
          Net cash used in investing activities                170,000        917,092
                                                           -----------    -----------

Cash flows from financing activities
    Repayment of  notes payable                                               (98,751)

                                                           -----------    -----------

          Net cash provided by financing activities                  0        (98,751)
                                                           -----------    -----------

          NET INCREASE (DECREASE) IN CASH                      (97,780)       283,567
Cash at beginning of period                                    355,274        435,994
                                                           -----------    -----------

Cash at end of period                                      $   257,494    $   719,561
                                                           ===========    ===========

          The accompanying notes are an integral part of this statement

CDKNET.COM, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of CDKNET.com, Inc. ( the "Company") included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements, and are subject to year-end adjustments. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three and nine month periods ended March 31, 2004 and 2003 have been included. The interim statements should be read in conjunction with the financial statements and related notes included in the Company's June 30, 2003 Form 10-KSB.

The operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.


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


NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision is not expected to have a material impact on our results of operations, financial position or disclosures.


NOTE 4. SUBSEQUENT EVENTS

On May 7, 2004, the Company entered into an Agreement and Plan of Merger ("Merger Agreement") with CDK Merger Corp., a recently formed wholly owned subsidiary of the Company "Merger Sub"), Miletos, Inc., a Delaware corporation ("Miletos") and Andreas Typaldos, as representative for several afflicted shareholders of Miletos. Under the Merger Agreement, Miletos merged into Merger Sub on May 24, 2004, with Merger Sub as the surviving corporation and Merger Sub changed its name to "Arkados, Inc."

The consideration for the merger consists of 16,340,577 shares of the Company's restricted Common Stock (of which 250,000 shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty). In addition The Company will issue 2,299,998 options to new Arkados employees under a new option plan which will be exercisable for nominal consideration.

Simultaneously, the Company completed a private placement of 883,335 shares of its common stock. Changes to management of the Company, including the appointment of Oleg Logvinov as president and CEO and the possible change of CDK's corporate name to Arkados Group, Inc. are expected to follow in the near future, subject to compliance with applicable SEC rules.

On May 1, 2004, the Company entered into a settlement agreement with a law firm, of which the Company's CEO is a principal, for amounts due by the Company to the law firm by issuing 150,000 shares of common stock

On May 3, 2004, the Company entered into agreements with the holders of the Company's convertible subordinated debentures whereby the Company agreed to issue 549,866 shares of common stock in full settlement.

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

As of May 10, 2004, we had 4,488,525 shares of common stock issued and outstanding. Our stock is traded on the Over-the-Counter Bulletin Board under the symbol "CDKN."

Stock Dividend
--------------

We have not issued a common stock dividend to date.

Recent Developments
-------------------

Results of Operations - Three months ended March 31, 2004 compared to three
---------------------------------------------------------------------------
months ended March 31, 2003
---------------------------

We did not have revenues or cost of goods sold for the three month periods ended March 31, 2004 and 2003.

During the three months ended March 31, 2004, we incurred a net loss of $45,441 on revenues of $0 compared to a net loss of $563,970 on revenues of $0 for the three months ended March 31, 2003. We did not generate any revenues from our CDK operations the three months ended March 31, 2004 or 2003.

For the three months ended March 31, 2004, other operating expenses were $43,247 compared to $167,564 for the three months ended March 31, 2003. Operating expenses consist of primarily consulting and other professional fees.


Results of Operations - Nine months ended March 31, 2004 compared to nine
-------------------------------------------------------------------------
months ended March 31, 2003
---------------------------

We did not have revenues or cost of goods sold for the nine month periods ended March 31, 2004 and 2003.

During the nine months ended March 31, 2004, we incurred a net loss of $232,309 on revenues of $0 compared to a net loss of $1,063,304 on revenues of $0 for the nine months ended March 31, 2003. We did not generate any revenues from our CDK operations the nine months ended March 31, 2004 or 2003.

For the nine months ended March 31, 2004, other operating expenses were $226,602 compared to $653,819 for the nine months ended March 31, 2003. Operating expenses consist of primarily consulting and other professional fees.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, we had $257,494 in cash and cash equivalents. Our principal commitments are $165,000 in subordinated convertible debentures and $234,896 in accounts payable and accrued expenses.

Net cash used in operating activities was $267,780 for the nine months ended March 31, 2004 compared to net cash used in operating activities of $534,774 for the nine months ended March 31, 2003. Cash used by operations primarily resulted from net losses offset by non-cash depreciation and amortization.

Net cash provided in investing activities was $170,000 for the nine months ended March 31, 2004 compared to cash provided of $917,092 for the nine months ended

March 31, 2003. For the nine months ended March 31, 2004, we received $170,000 in cash from collection of the current note receivable. For the nine months ended March 31, 2003, we received $400,000 cash from the maturity of certain investments and $500,000 of previously escrowed cash.

Net cash used by financing activities was $98,751 for the nine months ended March 31, 2003 compared to no cash provided or used for the nine months ended March 31, 2004. We used cash during the nine months ended March 31, 2003 to make principle payments on a note payable.


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


Item 2.  Changes in Securities
         ---------------------

Item 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable.

Item 5.  Other Information
         -----------------
         On May 21, 2004, CDKnet.com, Inc (the "Company") entered into an Agreement and Plan of Merger ("Merger Agreement") with CDK Merger Corp., a recently formed wholly owned subsidiary of the Company "Merger Sub"), Miletos, Inc., a Delaware corporation ("Miletos") and Andreas Typaldos, as representative for several affiliated shareholders of Miletos. Under the Merger Agreement, Miletos merged into Merger Sub on May 24, 2004, with Merger Sub as the surviving corporation and Merger Sub changed its name to "Arkados, Inc."

         The consideration for the merger consists of 16,340,577 shares of the Company's restricted Common Stock (of which 250,000 shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty). In addition The Company will issue 2,299,998 options to new Arkados employees under a new option plan which will be exercisable for nominal consideration.

         Simultaneously, the Company completed a private placement of 883,335 shares of its common stock. Changes to management of the Company, including the appointment of Oleg Logvinov as president and CEO and the possible change of CDK's corporate name to Arkados Group, Inc. are expected to follow in the near future, subject to compliance with applicable SEC rules.

         Arkados' highly integrated powerline solutions enable high-speed digital transmission of voice, video, and data over the existing powerline infrastructure. Using advanced design methodologies, Arkados develops and supplies integrated circuits for the home networking and broadband communications markets, using both HomePlug-compliant and proprietary technologies. Arkados's reference designs for next-generation home-networking products incorporate full functionality in cost-effective solutions, and are intended to get products to market quickly. Many Arkados designs are patent pending Arkados's solutions support a rapid development environment through robust support of industry-standard Operating Systems and APIs, as well as comprehensive design documentation, software, training, and certification assistance.

         A Form 8-K report with more detailed information relating to the acquisition and merger will be filed in the near future.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

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


                                   CDKNET.COM, INC.



Date: May 14, 2004                      /s/ Steven A. Horowitz
                                            ----------------------------
                                            Steven A. Horowitz
                                            Chairman, Chief Executive
                                            Officer and Secretary


Date: May 14, 2004                      /s/ Timothy J. Mayette
                                            ----------------------------
                                            Timothy J. Mayette
                                            Chief Financial Officer