Form 10KSB
period 2004-05-31
CDKNET COM INC
filed 2004-09-17
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the year ended May 31, 2004

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

       For the transition period from ______________ to ______________

          Commission file number:           0-27587
                                  ----------------------------



                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                         22-3586087
             --------                                         ----------
  (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                          Identification No.)

948 US Highway 22, North Plainfield, NJ                         07060
-----------------------------------------              ------------------------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (908) 769-3232
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange
       Title of each class                            on which registered
------------------------------------        ------------------------------------

------------------------------------        ------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No
================================================================================

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         State issuer's revenues for its most recent fiscal year.  $ -0-
                                                                   ------

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the last price at which the common equity was sold on August 31, 2004 was $14,247,011.

         As of August 31, 2004, there were 23,012,266 shares of common stock, $.0001 par value, outstanding.

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

                      NOTE RE: FORWARD LOOKING INFORMATION

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

CDKNET.COM

         CDKnet.com, Inc. is a holding company incorporated in the State of Delaware in 1998. Since our merger in May 2004 (described in more detail below), we, through our wholly owned subsidiary, Arkados, Inc. ("Arkados"), are principally engaged in developing semiconductors for home networking and broadband powerline communication markets. Since we do not have any semiconductor fabrication facilities of our own, we are known as a "fabless" semiconductor company. Arkados' powerline solutions enable high-speed digital transmission of voice, video, and data over the existing powerline infrastructure. Arkados' highly integrated semiconductors are targeted for the home networking and broadband communications markets with a focus on application support.

         Arkados' designs are based upon advanced System-on-a-Chip ("SoC") methodologies. SoC technology has many advantages over the single-chip, single-function approach. Most important is its ability to support multiple applications with only minor board-level changes of hardware implementations. The re-configurability and software-based implementation of the vast majority of chip-level functions makes the adoption of SoC an extremely powerful tool, altering and expanding chip performance, agility, and functionality. Also, SoC provides customers with significant cost and time-to-market advantages, efficiency in integration, quality of service and reliability.

         Our executive offices and the offices of Arkados are located at 948 US Highway 22, North Plainfield, NJ 07060. We can be reached at our principal offices by telephone at (908) 769-3232. Arkados maintains a website at www.arkados.com.

         Except for the documents on our websites that are expressly incorporated by reference into this report, the information contained on our websites is not incorporated by reference into this report and should not be considered to be a part of this report. This includes the websites referred to in the table above, as well as other websites that we refer to elsewhere in this report. All of these website addresses are included in this document as inactive textual references only.

CORPORATE BACKGROUND

         On May 24, 2004, CDK Merger Corp., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation (the "Merger"). The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The Merger was completed according to the terms of a Agreement and Plan of Merger dated as of May 7, 2004 by and among CDKNet.Com, Inc., CDK Merger Corp., Miletos, and certain majority shareholders of Miletos. Under the Merger Agreement, we also issued an additional 250,000 shares of common stock to certain former holders of Miletos stock which are placed in escrow. If we have liability for a breach of representation or warranties under the Merger Agreement, the shares could be released to those holders, or, if at the end of one year we do not have any indemnification liabilities, the shares will be returned and cancelled. The same former Miletos shareholders also placed 1,155,000 of the 16,090,577 shares issued in the Merger in escrow to cover any indemnification liabilities they may have. As a result of the Merger, Miletos merged into CDK Merger Corp., which changed its name to Arkados, Inc.

         We also completed a private placement of 883,334 shares of our common stock for aggregate proceeds of $1,060,000, of which approximately $950,000 were subscriptions for cash, $50,000 (41,667 shares) was for outstanding debt of Arkados, and $59,800 (49,834) was in lieu of consulting fees. The sale was made to 10 accredited investors ("Investors") directly by us without any general solicitation or broker. The offering is claimed to be exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. In addition, we settled liabilities relating to outstanding convertible notes and payables for 700,000 common shares.

         Prior to the Merger, on March 23, 2004, Miletos acquired the assets and business of Enikia, LLC, a Delaware limited liability company at a public foreclosure sale, including the intellectual property upon which Arkados' development efforts are based. Miletos was formed in February 2004, by control affiliates of Enikia. These control affiliates were both secured creditors of Enikia and holders of the controlling equity interest in Enikia. They contributed a secured promissory note to Miletos in the initial principal amount of $9,221,000, dated June 1, 2002. The promissory note also represents obligations to the lender for additional advances to Enikia by the control group which brought the aggregate principal due at the time of foreclosure to approximately $11,100,000. At the foreclosure sale, Miletos forgave $4,000,000 of the secured obligation in exchange for substantially all of the assets of Enikia. Since CDK and Subsidiaries prior to the Merger had no meaningful operations, the Merger has been treated as a reorganization of Arkados via a revere merger with CDKNet.com, Inc. The assets acquired at the foreclosure sale and certain liabilities assumed by CDK have been recorded as historical cost.

         We, through Arkados, are a fabless semiconductor company developing integrated circuits for the home networking and a broadband communications market. We are designing, testing and working toward the production and sale of integrated circuits using standards based and proprietary technology to deliver high speed communications over standard home electric lines. We have developed a reconfigurable hardware and software platform for high speed transmission of multimedia, voice and data traffic over AC wires.

         We have entered into a development agreement with Leviton Manufacturing Co., Inc. to create powerline networking application for Leviton. Under the terms of the agreement, we will develop applications based on the HomePlug(r), Powerline Alliance's HomePlug 1.0 and upcoming HomePlug AV specifications. HomePlug AV technology will deliver the speeds, built-in security, and designed-in quality of service (QoS) features, to provide whole-house distribution of entertainment-focused applications such as high-quality audio and HDTV streaming. Our development efforts focus on integrated circuits that combine both networking blocks and blocks that are capable of supporting end-use applications. Our chips are designed to offer a high degree of programmability and thus are suited for a diverse range of home-networking products. We also expect to deliver integrated circuits that combine networking blocks and blocks that are capable of supporting communications applications in demand from service providers and utility companies. Downloadable firmware and management capabilities make this a potentially attractive solution for remote management and service applications.

INDUSTRY BACKGROUND

         It is possible to sub-divide integrated circuits produced by the semiconductor industry along three major product lines: analog, digital, and mixed-signal. Analog semiconductors take on a continuous range of values that can regulate functions like temperature, speed, sound and electrical current. Digital semiconductors process discrete values, for example, two values, like 0s and 1s, used by computers. Mixed-signal semiconductors combine the functions of the two aforementioned types into a single design. Progress made in high chip integration is bringing SoC to the forefront.

         Until recently, video clips and images, audio soundtracks were transmitted, edited and stored almost exclusively using analog formats. Given advances in technology, audio and video now can be stored in digital format. This format allows for the manipulation of audio and video signals so that they can be compressed, reducing storage size requirements, and the efficiency of the transmission can be improved. Transmission in digital format also improves security and reduces transmission loses typically associated with the transmission in the analog form.

         Two trends, networking and the digitization of music and video are beginning to converge. The newest digital video recording (DVR) device, such as TiVo, not only store and replay television programs, they also can transfer video from one DVR to another through a network.

         Powerline communication technology is emerging as a viable alternative to wired and wireless networking within the home and to the home. It is very attractive to be able to provide both power and connectivity through the same power cord.

         In addition, increasing advances in semiconductor technology are resulting in the convergence of consumer electronics products, which means cost savings and added convenience and functionality for consumers. The previously given example with a DVR could be easily extended to offer viewing of the family photos, as an example. As the digital home entertainment systems converge and become increasingly complex, makers of these systems will need sophisticated semiconductor chips that have many features and are cost-effective.

         Manufacturers of consumer electronics products also face expedited time-to-market demands. Integration of functions and networking function that support connected devices increase the demand for a built-in intelligence and therefore increase the amount of the development effort required.

         Members of the Arkados team participated in the organization of the HomePlug Powerline Alliance, an independent trade association. The Alliance's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Formed in 2000, the Alliance formed a specification that unified product vendors in support of a single powerline solution for home networking. Arkados' team holds leadership positions on the Board of Directors, and in several HomePlug working groups. At the present time, Oleg Logvinov, president and CEO, serves as the president of the HomePlug Alliance.

POTENTIAL MARKETS

         We view the market for powerline communication semiconductors as one comprised of three major components: In-Home Networking, Broadband Powerline, and MDU/MTU Networking.

         In-Home Networking
         ------------------

         Technology and solutions used to connect devices in a home through powerline or wireless means, for the purpose of sharing entertainment content or connectivity using HomePlug standard technology. This is a proven marketplace with consumer products available today.

         Broadband Powerline
         -------------------

         Technology and solutions used to deliver Internet access and broadband services to homes via power lines. This is an early stage market segment. Utilities and service operators are testing proprietary technologies and services. Standard development has begun, which will spur the market. Broadband Powerline (BPL) has a potential of becoming a significant player along with DSL, Cable, and other access technologies. Overseas and rural markets offer a substantial growth potential.

         MDU/MTU Networking
         ------------------

         Technology and solutions for the purpose of connecting individual rooms or units of a building (such as a hotel, apartment, or office complex) to an Internet connection or other services. It is a mature market with an ever-increasing need for products that offer non-invasive and cost-effective installation. Powerline communication technology has a potential of becoming a significant player in this market segment.

ARKADOS PRODUCTS

         Arkados designs and develops highly integrated SoC semiconductors that are designed to cater to the markets for powerline communications. Arkados' chip designs offer flexible solutions through programmability and remote firmware upgrades. Arkados' Programmable2 platform offers customers highly programmable system-on-chip solutions. Arkados' SoCs are designed to allow customers to literally program and run their applications directly on Arkados' chips. Arkados has modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions for each powerline market. This enables efficient reuse and repurposing of technology parts, which can be used like building blocks to create many specific solutions. Arkados' Intellectual Property licensing program offers numerous opportunities for near-term revenue. We have leveraged years of experience in characterizing the powerline for use as a communications medium to develop our technology and solutions. Additionally, we provide customer consulting, software, and applications support, thereby facilitating system integration and reducing our customers' time-to-market and our customers' development costs.

         In the home networking segment of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting end-use applications. Arkados' chips are designed to offer a high degree of programmability and may become an attractive solution for a diverse range of home-networking products.

         In the broadband powerline segment of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting communications applications in demand from service providers and utility companies. Downloadable firmware management capabilities would make this an attractive solution for remote management and service applications.

         In the MDU/MTU segment of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting communications applications in demand from service providers and utility companies. Downloadable firmware management capabilities make this an attractive solution for remote management and service applications.

         Some of the examples of the products that could be built based on the above-described semiconductors by original equipment manufacturers (OEM) are:

     o NETWORK BRIDGES - These are "market starters" which bridge between common connection types (such as Ethernet, USB, and WiFi) and the new powerline technology. Once the powerline technology is built in to computers, routers, and consumer electronic equipment, these devices will be used primarily to connect older devices that do not have the technology embedded (much like modems were separate devices, yet modems are now built in to nearly all new computers).

     o NETWORK GEAR - New types of routers, switches, gateways, network attached storage, and other devices that offer various types of services to the network. There are a few powerline-embedded routers and switches on the market now.

     o CONSUMER ELECTRONICS - A growing market that includes audio & video devices with embedded powerline technology. There are several "connected" audio players and powered speakers currently developed using both wired and wireless technologies (such as Turtle Beach's AudioTron and Linksys' Wireless-B Music System). We expect this market to grow over the next few years as more video and audio products are released with networking technologies built-in. Televisions, stereos, powered speakers, receivers, DVD and CD players, are targeted applications for powerline networking technology. With the upcoming HomePlug AV standard, TiVO-like DVRs can be networked and act as a whole-house media content storage device and media server that can send audio and video content to any networked device in the home through existing home electric wiring.

     o INTERNET TELEPHONY - As companies like Vonage, Comcast, Verizon and other service providers begin to roll-out new services to the home, an easy-to-use and reliable home network is needed. Internet Telephony is one such application. VoIP (Voice-over-IP) phones are currently produced by several vendors and we expect to see such products with HomePlug technology embedded into them.

     o HOME SECURITY - Many companies have created home security cameras that are networked through various means. Early market entrants ST&T & Asoka have already created powerline networked security cameras with embedded web servers that allow direct access to the camera's feed.

CUSTOMERS

         At present our only revenue has come from design and development agreements, such as our agreement with Leviton. We expect that such agreements will lead to volume orders. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics OEMs. Because our products are not in volume production, we have not yet derived significant product revenue from these OEMs. However, we have achieved a number of design wins and are working closely with many of the leading communications, digital entertainment and consumer electronics companies some of which have resulted in orders for our integrated circuits.

STRATEGIC RELATIONSHIPS

         We have entered into a number of strategic relationships with key customers and technology leaders in order to accelerate the development of our connectivity solutions. In June, 2004, Arkados entered into an agreement with Leviton Manufacturing Co. Inc., modifying terms of a Development Agreement that Enikia executed in July 2003. Under the agreement, Arkados will develop powerline products for Leviton for which Leviton will pay up to $1.194 million over the course of 12 months, based upon Arkados meeting technological milestones. Arkados has received $95,101 under the agreement during the period from July, 2004 to August 2004.

         In July 2004, Arkados entered into a five-year Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA will assist Arkados in translating Arkados chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados designed integrated circuits in a cost effective manner. Arkados is obligated to pay GDA $175,000 under the agreement over a period of seven months and will pay GDA 20% of production costs as compensation for production management services. In addition, CDK issued 150,000 shares of its restricted common stock to GDA for nominal consideration, of which 75,000 are subject to forfeiture if GDA does not make certain deliveries of designs under the collaboration agreement at least 30 days prior to the target date.

MANUFACTURING

         We will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. Our fabless manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. Our manufacturing process is designed to follow the following steps. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

PATENTS, LICENSES AND TRADEMARKS

         We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of September 10, 2004, Arkados has 32 U.S. patent applications pending, and various corresponding international patents and applications.

         To complement our own research and development efforts, we have also licensed, and expect to continue to license, a variety of intellectual property and technologies important to our business from third parties.

         Although we believe that our technology has been independently developed and that none of our technology infringes on the rights of others, third parties could assert infringement claims against us or seek an injunction on the sale of any of our products in the future. If such infringement were found to exist, we may attempt to acquire the requisite licenses or rights to use such technology or intellectual property. However, we cannot assure you that such licenses or rights could be obtained on favorable terms or at all.

RESEARCH AND DEVELOPMENT

         We concentrate our research and development efforts on the design and development of new products for each of our principal markets. We also fund certain research activities focused on other emerging product opportunities. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition, to maintain competitive features, and to have them selected for design into products of leading systems manufacturers. Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch, and production ramp. We believe that our focus on application related features and software may contribute to our success. Research and development expenditures in the years ended May 31, 2004 and 2003 were $52,108 and $97,501, respectively.

COMPETITION

         Markets for our products are highly competitive, and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, including embedded software, chip, and board-level products. Our competitive strategy has been to provide cost-effective integrated products bundled with software that is designed to support a variety of applications.

         We face significant competition in each of our product lines. We face competition both from established players that are beginning to focus on powerline networking technology as well as recent entrants in the field. Some of these competitors already have products in the market place that are compliant with HomePlug Alliance specification while other competitors' products are based on proprietary technologies. Immediate key competitors in the powerline networking segment include Conexant (CNXT), Maxim Integrated Products (MXIM), Intellon, DS2, Cogency, Spidcom, and Itran, some of them have substantially greater resources than we do. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international integrated circuit manufacturers and smaller, emerging companies.

         In addition, there are other organizations worldwide that seek to foster the development of powerline connectivity technology solutions and may attempt to create technology standards that compete with the standard established by HomePlug. These include the R7.3 subcommittee of the Consumer Electronics Alliance, or CEA, and PLCForum. The R7.3 subcommittee of the CEA, a consumer electronics trade association, is pursuing, but has not yet reported or announced, a specification for powerline connectivity. The PLCForum is a European organization primarily focused on the use of powerlines in Europe as an alternative medium for delivering communications to the home from outside sources, rather than communications within the home. This is a fundamentally different application and market from that promoted by HomePlug. The membership of PLCForum primarily consists of telecommunications equipment suppliers and electric utilities based in Europe. This organization has not yet reported or announced a specification for powerline connectivity. Therefore, we believe HomePlug is the only organization solely focused on in-home applications for powerline broadband connectivity.

         The HomePlug 1.0 specification consists of the electrical characteristics and protocols related to the transmission of data over conventional power lines. As a member of the HomePlug Alliance we are obligated to license Necessary Patent Claims to any member of the alliance as defined in the Sponsor Agreement. Under our license and development agreements we retain title to our patents, patent applications and other licensed technology, and to any improvements that we develop.

         As a provider of powerline home connectivity integrated circuits, we face additional competition from other home connectivity technologies such as twisted pair cable, coaxial cable and wireless media. Despite the broad array of different technologies deployed to date, we believe those technologies that do not require new wires such as HomePNA, HomeRF, 802.11 and other wireless alternatives, will provide the strongest competition to powerline solutions. Many HomePlug members are promoting these competing connectivity technologies. Although several of these competing technologies have already been introduced in the market, none has achieved 100% penetration. We believe the principal factors driving competition between home connectivity technologies include pervasiveness, performance, reliability, ease of use and cost effectiveness. We believe powerline based home connectivity solutions will compete favorably with respect to each of these competitive factors. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have.

         The principal competitive factors in our markets include time-to-market; total cost of the finished product; quality of hardware/ software design and end-market systems expertise; price; product benefits that are characterized by performance, features, quality and compatibility with standards; access to advanced process and packaging technologies at competitive prices; and sales and technical support, including assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch, and production ramp.

SALES AND MARKETING

         We expect to sell our products worldwide using the following channels:

     o Advance Development Partnerships with strategic customers. The benefits of using this channel are numerous, among them are creation of product focus, reduction of upfront sales and marketing expenses, acceleration of sales volumes through early commitments, and creation of incremental development revenues.

     o Sales and Marketing Partnerships with established companies. These relationships generally help to establish the presence in the specific regions and access customers through already developed relationships. The benefits of using this channel are numerous, among them are added credibility, reduction of upfront sales and marketing expenses, acceleration of volume sales through incumbency of the customer base, and local customer support and account management.

         We expect to develop our domestic sales force to include a network of regional direct sales offices. We expect to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors.

GOVERNMENT REGULATION

         Fabrication suppliers we plan to contract with are subject to a variety of U.S. and foreign government regulations, including regulations related to the discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in their manufacturing processes. Our failure or the failure of our suppliers to comply with present or future governmental regulations could result in fines, suspension of production or cessation of operations. Environmental regulations could also require the acquisition of equipment or the incurrence of other substantial expenses to comply with environmental regulations. If substantial unanticipated expenses were incurred by the us or our suppliers (and such costs were passed on to us), our manufacturing costs could significantly increase, thus materially and adversely affecting our business, financial condition and operating results. We are also subject to a variety of government regulations relating to our operations, including environmental, labor and export control regulations. Our failure to maintain compliance with present or future regulations could result in fines being imposed on us or suspension or cessation of our operations.

         When communicating over powerline, our technology operates on frequencies that are not currently restricted by FCC regulations. Products incorporating our semiconductors are regulated by the Federal Communications Commission ("FCC") in US market and respective regulatory bodies in the rest of the world. In certain countries, there may be regulations restricting the transmission of high frequency over power lines. We cannot assure you that this will continue to be the case. Should government regulations change in the future, making operation of our customers' products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, OEMs' desire to purchase our products could diminish and our business may suffer.

         In April 2003, the FCC issued a Notice of Inquiry (NOI) on Broadband over Power Lines (BPL) technologies and systems. The NOI was issued to solicit comments to assist the FCC in reviewing its Part 15 rules to facilitate the deployment of BPL while ensuring licensed services continue to be protected. In the NOI, the FCC encouraged continued deployment of BPL systems that comply with the existing Part 15 rules.

         In February 2004, the FCC released its Notice of Proposed Rule Making proposing to amend Part 15 of its rules to adopt new requirements and measurement guidelines for broadband power line (BPL) systems. The full text of the NPRM can be found on FCC website at www.fcc.gov. The FCC indicates that its proposals are intended to remove regulatory uncertainties and to facilitate the introduction and use of BPL technology.

BACKLOG

         We expect sales outside of the strategic partnership agreements to be made primarily pursuant to standard short-term purchase orders for delivery of standard products. We expect the quantity actually ordered by the customer, as well as the shipment schedules, to be frequently revised, without significant penalty, to reflect changes in the customer's needs. As a result, we believe that in the future, our backlog at any given time should not be used as a meaningful indicator of future revenues.

EMPLOYEES

         As of May 31, 2004, we had 12 full-time equivalent employees. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We expect to be able to hire qualified personnel to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements

ITEM 2.   DESCRIPTION OF PROPERTY.

         Our executive offices and Arkados' offices are located at 948 US Highway 22, North Plainfield, NJ 07060. The facility is approximately 2,500 sq. feet, occupied on a month-to-month basis and is adequate for our current activities. We may add to the space or seek larger facilities as our operations expand.

ITEM 3.   LEGAL PROCEEDINGS.

         On or about January 14, 2004, Fisk Building Associates, LLC ("Fisk") commenced an action by the filing of a Verified Complaint against CDKnet.com, Inc. ("CDK") and CDKnet LLC ("CDKnet"), captioned Fisk Building Associates LLC
v. Kelly Music & Entertainment Corp., Elbit Vflash, Inc., CDKnet.com, Inc. CDKnet LLC and Valueflash.com, Incorporated, Index No. 100528/04, pending in the Supreme Court of the State of New York, in and for the County of New York (the "Action). The Action asserts claims against all the defendants for unpaid rent and additional rent, seeking damages totaling $226,040.46 and arising out of the alleged breach of a lease agreement (the "Lease Agreement"), entered into between Fisk, as landlord, and defendant Kelly Music & Entertainment Corp. ("KME"), as tenant, which Lease Agreement was thereafter assigned by KME to defendant Elbit Vflash, Inc. ("Elbit"), while KME allegedly remained liable for the performance of the covenants and conditions due thereunder.

         Fisk thereafter filed and served an Amended Verified Complaint in the Action pursuant to which it amended its claims as against CDK and CDKnet alleging, among other things, that CDK and CDKnet as tenants occupied the premises subject of the Lease Agreement; that KME, at the time it entered into the Lease Agreement, was not a viable corporate entity but, rather, was the alter ego of CDK; that CDK caused its then-wholly owned subsidiary Valueflash.com to pay the rent for the subject premises while Valueflash.com was the alter ego of CDK; and that CDKnet used and occupied the subject premises without paying rent therefor and was the alter ego of CDK. Based thereon, Fisk alleges fraud and seeks to pierce the corporate veils of CDK and CDKnet and to hold them jointly and severally liable with Valueflash.com for KME's obligations under the Lease Agreement, seeking damages totaling $226,040.46, expenses and attorneys' fees and punitive damages.

         CDK and CDKnet have not yet served an Answer to the Amended Verified Complaint but deny the allegations asserted against them and intend to vigorously defend against Fisk's claims on the grounds that they are frivolous and entirely lacking in merit. While CDK and CDKnet deny liability for the claims asserted by Fisk, CDK and CDKnet intend to assert cross-claims against the co-defendants for indemnification of any judgment that Fisk may obtain as against them in the Action.

         Subject to execution of an appropriate settlement agreement, Fisk has agreed to settle and discontinue with prejudice the litigation against Elbit, CDK and CDKnet for payment of a settlement payment of $70,000 from Elbit and CDK. As between Elbit and CDK, Elbit will be responsible for $46,667 and CDK will be responsible for $23,333. The terms of settlement will include mutual release of all claims as against all parties to the action, as well as discontinuance of the entire action with prejudice.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol ("CDKN.OB").

MARKET INFORMATION

         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the years ended May 31, 2004 and May 31, 2003 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 1-for-50 reverse stock split that occurred on November 31, 2003.

Fiscal Year ended May 31, 2004
------------------------------
                                            High Bid           Low Bid
                                            --------           -------
Quarter ended:

May 31, 2004                                  $2.40             $0.800
February 29, 2004                             $3.00             $0.850
November 30, 2003                             $3.50             $0.035
August 31, 2003                               $0.06             $0.031

Fiscal Year ended May 31, 2003
------------------------------
                                            High Bid           Low Bid
                                            --------           -------
Quarter ended:

May 31, 2003                                  $3.00              $0.75
February 28, 2003                             $2.50              $0.75
November 30, 2002                             $3.75              $1.05
August 31, 2002                               $4.50              $1.25

         The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

HOLDERS

         As of September 14, 2004 we had 138 stockholders of record of our common stock.

DIVIDEND POLICY

         We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. We are not under any contractual restriction as to our present or future ability to pay dividends. We currently intend to retain any future earnings to finance the growth and development of our business.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         The following table sets forth information regarding sales or issuances of our securities without registration under the Securities Act of 1933, as amended during the two years ended May 31, 2004. Unless otherwise indicated, such sales were solely to accredited investors, without a broker and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D.

                                                Consideration
                                           ------------------------
                                                         Conversion
                                                           Price
Date           Title             Number    Cash Price     to Common     Notes
----           -----             ------    ----------     ---------     -----
10/02   Series A Preferred      139,959        N/A          $.45         (1)
1/03    Series A Preferred       17,500        N/A          $.45         (2)
1/03    Series A Preferred       72,000        N/A          $.45         (3)
1/03    Series A Preferred       17,500        N/A          $.45         (4)
11/03   Common                3,711,860        N/A           N/A         (5)
5/04    Series A Preferred       10,000        N/A          $.45         (6)
5/04    Common                  150,000        N/A           N/A         (7)
5/04    Common                  549,866        N/A           N/A         (8)
5/04    Common               16,090,577        N/A           N/A         (9)
5/04    Common                  883,334      $1.20           N/A         (10)

(1) Issued in lieu of accrued and unpaid dividends on the Series A Preferred Stock.
(2) Issued to accredited investors to settle cash compensation claims under consulting agreements.
(3) Issued to accredited investors in settlement of claims related to the sale of ValueFlash assets.
(4)  Issued to an officer and director in lieu of salary.
(5)  Issued to an unaffiliated law firm for legal services.
(6) Issued in reliance upon Section 3(a)(9) upon mandatory conversion of Series A Preferred Stock.
(7) Issued to a law firm in which Steven Horowitz is a partner to settle loan payable to Mr. Horowitz of $38,000 and $112,534 of legal fees.
(8) Issued to accredited investors in satisfaction of $1654,000 principal amount of convertible notes and related claims.
(9)  Issued to the shareholders of Miletos in the Merger.
(10) Issued in a private placement to 10 accredited investors. Of the 833,334 shares issued, 766,833 were issued for cash, 41,667 were issued in satisfaction of outstanding debt and 49,834 were issued in satisfaction of consulting fees.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB for the period ended May 31, 2004, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

         We are a semi-conductor company engaged in research and development activities focused on the segment of the industry that provides the technology and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug." HomePlug's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.

         Miletos, Inc. was a newly established entity, which acquired the assets and business of Enikia, LLC through a public foreclosure sale on March 23, 2004. The assets and certain liabilities acquired at the sale have been recorded at historical cost basis. The new entity, Miletos, Inc. was predominately owned by a control group, which was the group controlling Enikia, LLC and ultimately the same group which group which now controls CDKNET.com, Inc following the Merger. Miletos, Inc changed its name to Arkados immediately subsequent to the Merger.

         The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception. The two years of historical financials that have been presented for reporting purposes to the Securities and Exchange Commission include Enikia, LLC, since the control group of shareholders are predominately the same as they were prior to the aforementioned public foreclosure sale (June 1, 2002 to May 31, 2003 and June 1, 2003 to March 23, 2004 of Enikia, LLC) as they were after the sheriff sale (March 24, 2004 to May 31, 2004 of Miletos, Inc.) including post the merger with Arkados, Inc. The statement of operations presented for the period following the public foreclosure sale on March 23, 2004, have been double barred analogous to fresh start accounting.

         The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The Merger was completed according to the terms of the Agreement and Plan of Merger dated as of May 7, 2004 by and among CDKNet.Com, Inc., CDK Merger Corp., Miletos, and certain majority shareholders of Miletos. Under the Merger Agreement, we also issued an additional 250,000 shares of common stock to certain former holders of Miletos stock which are placed in escrow. If we have liability for a breach of representation or warranties under the Merger Agreement, the shares could be released to those holders, or, if at the end of one year we do not have any indemnification liabilities, the shares will be returned and cancelled. The same former Miletos shareholders also placed 1,155,000 of the 16,090,577 shares issued in the Merger in escrow to cover any indemnification liabilities they may have. In addition 3,734,642 stock options were issued to former employees of Enikia and consultants at prices ranging from $.01 to $1.20 per share. We also raised $1,000,200 through the sale of equity for working capital.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Our accounting policies are described in Note 2 of the notes to our consolidated financial statements included in this report. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The following is a brief discussion of the more significant accounting policies and methods used by us. In addition, Financial Reporting Release No. 67 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

         Basis of Presentation
         ---------------------

         Our consolidated financial statements have been prepared assuming we will continue as a going concern despite substantial doubt as to our ability to do so. Management anticipates losses in the foreseeable future and plans to finance losses by raising additional capital. If we are unable to continue as a going concern, adjustments would have to be made to the carrying value of assets.

         Revenue Recognition
         -------------------

         We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, we recognize revenue when products are shipped, and the collection of the resulting receivable is probable. If revenues are from a long term arrangement, revenue are recognized when pre-determined milestones, which generally are related to substantial scientific or technical achievement, are accomplished.

         Accounting for Stock Based Compensation
         ---------------------------------------

         We have adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation"("SFAS 123"). As provided for by SFAS 123, we have also elected to account for our stock-based compensation programs according to the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees"("APB 25")." Accordingly, compensation expense has been recognized based on the intrinsic value of stock issued or options granted to employees and directors for services rendered.

TWELVE MONTHS ENDED MAY 31, 2003 COMPARED TO THE 10 MONTH 3 WEEK PERIOD ("THE STUB PERIOD") ENDED MARCH 23, 2004

         Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we have not had any recurring revenues during the twelve months ended May 31, 2003 or during the Stub Period. We did however recognize $204,000 of Other Income during the year ended May 31, 2003 from the provision of non-recurring development services to other companies. No revenue or income of any nature was recognized during the Stub Period.

         General and administrative expenses for the twelve months ended May 31, 2003 were $2.787 million as compared to $2.589 million for the Stub Period. The expenses incurred in both periods consisted largely of personnel related expenses, professional fees, depreciation, amortization, and penalties and late charges. The increase in operating expenses, on a relative basis, from the fiscal year ended 5/31/03 to the Stub period was related to increases in professional fees, penalties and late charges, offset by a slight decrease in personnel related expenses.

         Research and development expenses for the twelve months ended May 31, 2003 were $98,000 as compared to $37,000 for the Stub Period. The decrease from year to year was related to the Company's ability to afford expenses of this nature which are largely discretionary.

         Interest expense for the twelve months ended May 31, 2003 was $1.243 million as compared to $1.091 million for the Stub Period. The relative increase in Interest Expense from fiscal 2003 to the Stub Period was due to increased borrowings and, because no interest payments were made during either period, interest was accumulated on unpaid interest as well.

THE PERIOD BEGINNING ON MARCH 24, 2004 AND ENDED MAY 31, 2004 (THE "REMAINING PERIOD OF FISCAL YEAR 2004")

         Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we did not have any recurring revenues or income of any nature during the Remaining Period of Fiscal Year 2004.

         Operating expenses for this period were $.678 million of which almost all of it was personnel related. In addition to payroll expense, compensation related to the issuance of stock options was incurred during this period of time. Research and development expenses of $15,000 were incurred during this period.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of operating capital during the year ended 5/31/2003, the Stub Period as well as the Remaining Period of Fiscal Year 2004 has been provided in the form of loans and from the issuance of stock to investors in a private placement. We do not have any revenues from any operations absent payments pursuant to a research and development project between Arkados and Leviton Manufacturing Co. Inc. entered into after May 31, 2004. Leviton has agreed to pay Arkados $1.194 million over the course of 12 months if and when Arkados reaches certain milestones. Based upon our anticipated expenses, payments from Leviton will not exceed our projected operating expenses and planned capital expenditures.

         Accordingly, we are dependent upon future loans from its present stockholders or management, or the issuance of additional equity, and there can be no assurances that our present stockholders or management will make any loans to finance our operations and capital expenditures or that any equity placement efforts will be successful. At May 31, 2004, we had cash of $1.064 million and negative working capital of $1.656 million.

         Our present material commitments are to employees, professional and administrative fees, a portion of the past due payroll tax obligations of Enikia which were assumed pursuant to the Merger Agreement, and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

COMMITMENTS

         We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2004.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.

RISK FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This report contains forward-looking statements and other prospective information relating to future events. These forward-looking statements and other information are subject to risks and uncertainties that could cause our actual results to differ materially from our historical results or currently anticipated results including the following:

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR FUTURE PROSPECTS.

         Arkados has relied on generating revenue from activities related to providing development services and generating data in field test scenarios. We have not yet been engaged in actively selling large numbers of semiconductors, which is the primary part of our expected revenue going forward. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks.

WE EXPECT LOSSES WILL CONTINUE FOR THE FORESEEABLE FUTURE. OUR STOCK PRICE MAY BE AFFECTED BY SUCH LOSSES.

         In our short history, we have not reported an operating profit. We have experienced losses from operations since Enikia began operations. Losses may continue, and may cause volatility in our stock price.

CONSUMER DEMAND MAY NOT INCREASE AS FORECAST, AND OUR BUSINESS MAY SUFFER.

         The initial and primary customers of our semiconductors are expected to be OEMs of devices with uses for connectivity. OEM acceptance of powerline technology will be driven by consumer demand for home connectivity. If consumer demand does not increase as anticipated, our products will sell slowly, or not at all, and our business may suffer.

There are several factors that may affect the expansion of the home connectivity market:

     o    the emergence of competing standards for home connectivity
     o    new content or products that attract a large consumer base
     o    interoperability between different products in the same market
     o    the success of marketing by OEMs
     o the cost and availability of connected products using this technology or competing technologies

POWERLINE SOLUTIONS FOR HOME CONNECTIVITY MAY NOT GAIN ACCEPTANCE.

         Ethernet and Wireless technologies enjoy a large market share of the home connectivity market. As the market broadens to include audio/video applications, it is unclear which medium will be predominant. Among the competing physical mediums, including coaxial cable, Ethernet, phone line, and wireless, many are actively supported by various trade associations that represent the interests of a variety of companies. Some have greater market acceptance. If powerline technology does not achieve market acceptance, there may be less demand or no demand at all, and our business may suffer.

POWERLINE TECHNOLOGIES, OTHER THAN THE TECHNOLOGIES IMPLEMENTED BY ARKADOS MAY PROLIFERATE.

         Arkados is developing products that comply with the specification for in-home powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados' chosen technologies, or if no standard predominates in each market, our business may suffer.

PRODUCTS THAT INCORPORATE OUR CHOSEN TECHNOLOGIES MAY FAIL IN OPERATION, OR FAIL TO BE CERTIFIED BY STANDARDS ORGANIZATIONS.

         Our OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem, our business may suffer. If products that incorporate our solutions fail to pass standards test, our business may suffer.

WE MAY BE UNABLE TO SELL VOLUMES OF SEMICONDUCTORS.

         While we plan to attract customers with plans for large numbers of products, there may be cases when significant effort results in few semiconductors sold. When a company agrees to develop products that use our solutions, and agrees to purchase our solutions in volume, we consider the agreement a "design win." Achieving a design win does not create a binding commitment from that customer. A design win is merely an expression of interest by a customer to make volume purchases, but at any time a customer can discontinue using our solutions. To the extent that we are unable to convert design wins into volume sales, our business may suffer.

OUR INABILITY TO MANAGE EXPANSION AND GROWTH

         While we are conservative in our efforts to expand, we expect expansion will further accelerate once we begin volume production and sales of our solutions. Our business growth will strain our managerial, operational and financial resources. To effectively manage our growth, we plan to expand our information, accounting and financial systems, managerial procedures and controls; hire, train, manage and retain personnel throughout all functional areas of our business; and effectively manage relationships with our customers, suppliers, subcontractors and other third parties. If we are unable to effectively implement the above steps, our revenue may not increase, our costs of operations may increase and our business may suffer.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN ENGINEERING AND TECHNICAL TALENT, OUR BUSINESS MAY SUFFER.

         The needs of the business will dictate our hiring, but we expect to need personnel in our technical and engineering disciplines, as well as in operational roles. Since powerline technologies are a specialty, attracting experienced talent may be difficult.

THE PRODUCTS WE DEVELOP MAY NOT GAIN MARKET ACCEPTANCE, AND WE MAY NOT DEVELOP NEW PRODUCTS THAT EFFECTIVELY COMPETE IN THE MARKETPLACE.

         The markets we are targeting are highly competitive and rapidly changing. New products, and technological innovations occur often, and price erosion is inevitable. Maintaining a significant profit margin will depends on our ability to introduce and successfully market products that our customers want.

This is a complex process which may be prone to delays. These factors may adversely affect our development, introduction, and ability to sell new products:

     o    failure to make products available within a defined timeframe;
     o inability to properly manufacture and test our solutions in a timely manner
     o inability to physically deliver our products to customers in a timely manner

OUR SOLUTIONS HAVE A LONG DEVELOPMENT AND SALES CYCLE. WE MAY CONTINUE TO INCUR SIGNIFICANT EXPENSES BEFORE REVENUES ARE REALIZED.

         Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets. Products are developed based on a forecasts from analysts, and we could incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate sales revenue after we have incurred substantial expenses to develop and market any of our products, our business may suffer.

WE WILL DEPEND ON OUR OEM AND ODM CUSTOMERS TO PRODUCE SUCCESSFUL PRODUCTS THAT INCORPORATE OUR SOLUTIONS.

         Our customers are OEMs and ODMs in our target markets. They integrate our ICs into their products. If their products are not successful, we may not sell volume quantities of our semiconductors. OEM and ODM products may be unsuccessful for many reasons which are beyond our control. Any of these reasons may harm our business.

WE WILL RELY ON THIRD PARTIES TO FABRICATE, ASSEMBLE AND TEST OUR SOLUTIONS, WHICH MAY INCREASE COSTS OR CREATE DELAYS.

         As a "fabless" semiconductor manufacturer, we do not own or operate a semiconductor fabrication, assembly or testing facility. We have entered into an agreement with GDA Technologies, to manage this process for us. GDA or contract foundries and assembly selected by us may also be adversely affected for reasons beyond our control. This may result in our inability to obtain products within the time frames, volumes or costs we require, or at all. Any disruption in the availability of products, or problems associated with the delivery, quality or cost of fabrication, assembly and testing of our products may cause our business to suffer.

OUR SPECIFICATIONS MAY RESULT IN UNACCEPTABLE MANUFACTURING YIELDS FROM OUR SUPPLIERS, WHICH MAY INCREASE OUR PRODUCT COSTS OR REDUCE SUPPLIES.

         We write specifications and our third-party suppliers manufacture chips based on those specifications. We have not yet entered into volume production of our products, and our specifications may fall short of producing volumes of semiconductors effectively and efficiently. This may cause dies on our wafers to function poorly, if at all. The term "yield" is used express the proportion of functional die expressed as a percentage of total die on a wafer. If expected yields are not reached, our product costs will increase. We may also experience problems when our products are scaled to smaller geometries. Problems with yield may not be identified until late in the product development cycle, or even once an end-product is built an sold. Yield problems are difficult to detect, time consuming and expensive to correct. These issues could affect our intention to delver products to customers in a timely manner.

DEFECTS IN OUR PRODUCTS COULD HURT THE BUSINESS BY HARMING OUR REPUTATION, DECREASING OUR MARKET ACCEPTANCE, LOSING CUSTOMER ACCOUNTS, AND CREATING LIABILITIES FOR OUR COMPANY.

         Integrated circuits are highly complex products, and may contain defects or bugs which may not be detected until other products that incorporate ours are shipped and being used by end-users. Defects may harm our reputation and make customers reluctant to buy our products. Correcting these defects is an expensive process. If defects are not discovered until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to solve problems in time, we may incur product recall, repair or replacement costs. These problems may also result in claims against us by our customers or consumers. Any such problems could divert our company resources from other development efforts. Moreover, we would likely lose, or experience a delay in, the market acceptance of our products. We could also lose credibility with our current and prospective customers.

SEMICONDUCTOR OR RELATED INDUSTRY DOWNTURNS COULD RESULT IN SUBSTANTIAL PERIOD-TO-PERIOD FLUCTUATIONS IN DEMAND FOR OUR PRODUCTS, WHICH CAN ADVERSELY AFFECT WAFER SUPPLY AND PRICES AND MAKE OUR FUTURE PERFORMANCE DIFFICULT TO PREDICT; AS A RESULT, OUR BUSINESS MAY SUFFER.

         The semiconductor industry is cyclical and subject to rapid technological change. It experiences economic downturns, characterized by decreased product demand or over-capacity, which may result in over-supply and falling prices. As a result, we are likely to experience period-to-period fluctuations in our operating results due to general semiconductor industry conditions, changes in demand for our customers' products, overall economic conditions or other factors, many of which are beyond our control. To the extent that we are adversely affected by any of these events, our business may suffer.

WE PRESENTLY CANNOT SELL OUR POWERLINE COMMUNICATION PRODUCTS FOR USE IN CERTAIN REGIONS OF THE WORLD (JAPAN AS AN EXAMPLE), WHICH LIMITS OUR INTERNATIONAL EXPANSION OPPORTUNITIES.

         Our powerline communication products are designed to operate on frequencies that are currently restricted by government regulations in certain areas of the world, Japan as an example, As a result, our semiconductors cannot be used in products used in such areas at this time. Our international expansion opportunities will remain limited unless the existing regulations are changed or until we develop products that can operate within the constrains imposed by the existing regulations. We cannot assure you that other countries will not adopt similar restrictions.

FUTURE FEDERAL COMMUNICATIONS COMMISSION, OR FCC, REGULATION MAY RESTRICT SALES OF OUR PRODUCTS ADVERSELY AFFECTING OUR BUSINESS.

         Our powerline communication products are designed to operate on frequencies that are not currently restricted by FCC regulations. OEM products incorporating our ICs are regulated by the FCC. Operation of these products currently is not restricted by the FCC as long as the products do not interfere with other radio frequency, or RF, bands licensed by the FCC. We cannot assure you that this will continue to be the case. Should government regulations change in the future, making operation of our customers' products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, our customers' desire to purchase our products could diminish and our business may suffer.

INABILITY TO OBTAIN ADDITIONAL FINANCING, IF NEEDED, MAY MAKE IT DIFFICULT FOR US TO EXECUTE OUR BUSINESS PLAN.

         Our ability to succeed depends in part on our ability to finance growth of our business. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

OUR BUSINESS IS HIGHLY DEPENDENT ON THE EXPANSION OF THE CONSUMER DIGITAL ENTERTAINMENT ELECTRONICS MARKET.

         We expect that the main growth in our product demand will be driven by the consumer digital entertainment electronics market. We are focusing on audio/video transmission and distribution products for the in-home use. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending relating to future terrorist attacks could have a material adverse effect on our business.

OUR SUCCESS DEPENDS ON OUR ABILITY TO INTRODUCE NEW PRODUCTS ON A TIMELY BASIS.

         Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner, and to have these products gain market acceptance. The development of new products is highly complex and we may experience delays in developing and introducing them. Successful product development and introduction depend on a number of factors, including:

     o    proper new product definition,
     o    timely completion of design and testing of new products,
     o assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,
     o successfully developing and implementing the software necessary to integrate our products into our customers' products,
     o    achievement of acceptable manufacturing yields,
     o    availability of wafer, assembly, and test capacity,
     o    market acceptance of our products and the products of our customers
     o    obtaining and retaining industry certification requirements.

         Although we seek to design products that have the potential to become industry standard products, we cannot assure you that the market leaders will adopt any products introduced by us, or that any products that may be initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers' products. We cannot assure you that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

         Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of precision linear and mixed-signal circuits, the limited number of qualified circuit designers and software engineers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

STRONG COMPETITION IN THE HIGH-PERFORMANCE INTEGRATED CIRCUIT MARKET MAY HARM OUR BUSINESS.

         The integrated circuit industry is intensely competitive and is characterized by rapid technological change, price erosion, and design and other technological obsolescence. Because of shortened product life cycles and even shorter design-in cycles in a number of the markets that we serve, particularly consumer entertainment, our competitors have increasingly frequent opportunities to achieve design wins in next-generation systems. In the event that competitors succeed in supplanting our products, our desired market share may not be attainable and/or sustainable and net sales, gross margins, and results of operations would be adversely affected.

         In powerline communication segment our principal competitors include Intellon, Conexant, Maxim, DS2, Cogency, Itran, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

         Increased competition could adversely affect our business. We cannot assure you that we will be able to compete successfully in the future or that competitive pressures will not adversely affect our financial condition and results of operations. Competitive pressures could reduce market acceptance of our products and result in price reductions and increases in expenses that could adversely affect our business and our financial condition.

OUR PRODUCTS ARE CHARACTERIZED BY AVERAGE SELLING PRICES THAT DECLINE OVER SHORT TIME PERIODS; IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS WITH HIGHER SELLING PRICES OR REDUCE OUR COSTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

         Historically in the integrated circuit industry, average selling prices of products have decreased over time, while many of our manufacturing costs may remain fixed. If we are unable to introduce new products with higher margins or to reduce manufacturing costs to offset anticipated decreases in the prices of our products, our operating results may be adversely affected. In addition, because of high fixed costs in our industry, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

OUR PRODUCTS ARE COMPLEX AND COULD CONTAIN DEFECTS, WHICH COULD REDUCE SALES OF THOSE PRODUCTS OR RESULT IN CLAIMS AGAINST US.

         Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. In addition to that powerline communication is a relatively new technology. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

     o material recall and replacement costs for product warranty and support,
     o adverse impact to our customer relationships by the occurrence of significant defects,
     o delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and
     o diversion of the attention of our engineering personnel from our product development efforts.

         The occurrence of any of these problems could result in the delay or loss of market acceptance of our products and would likely harm our business, and may result into our inability to secure a reasonable share of the market, In addition, any defects or other problems with our products could result in financial or other damages to our customers who could seek damages from us for their losses. A product liability claim brought against us, even if unsuccessful, would likely be time consuming and costly to defend.

OUR SALES MAY FLUCTUATE DUE TO SEASONALITY OF CUSTOMER DEMAND.

         As our sales to the home-networking, broadband networking, and consumer electronics markets is likely to be affected by seasonality in the sales of our products.

IF WE FAIL TO ATTRACT, HIRE, AND RETAIN QUALIFIED PERSONNEL, WE MAY NOT BE ABLE TO DEVELOP, MARKET, OR SELL OUR PRODUCTS OR SUCCESSFULLY MANAGE OUR BUSINESS.

         Competition for personnel in our industry is intense. The number of technology companies in the geographic areas in which we operate is greater than it has been historically, and we expect competition for qualified personnel to intensify. There are only a limited number of people in the job market with the requisite skills. We expect to make significant efforts focused on attracting and retaining individuals in key technology positions. Decline of stock market price, however, may make retention more difficult, as prior equity grants contain less value and key employees may decide to pursue equity opportunities elsewhere. In addition, other companies may be able to offer larger equity grants to attract individuals and more established companies may be able to provide more attractive compensation packages to attract individuals away from us. The loss of the services of any key personnel or our inability to hire new personnel with the requisite skills could restrict our ability to develop new products or enhance existing products in a timely manner, sell products to our customers, or manage our business effectively.

WE MAY INCUR INVENTORY CHARGES OR WRITE-DOWNS AS A RESULT OF SHIFTS IN INDUSTRY-WIDE CAPACITY AND OUR PRACTICE OF PURCHASING OUR PRODUCTS BASED ON SALES FORECASTS.

         Shifts in industry-wide capacity from shortages to oversupply, or from oversupply to shortages, may result in significant fluctuations in our quarterly and annual operating results. We must order wafers and build inventory well in advance of product shipments. Because our industry is highly cyclical and is subject to significant downturns resulting from excess capacity, overproduction, reduced demand, order cancellations, or technological obsolescence, there is a risk that we will forecast inaccurately and produce excess inventories of particular products.

         In addition, we rely on contract manufacturers to produce our semiconductor components. We expect that we would be ordering our products through non-cancelable orders from third-party foundries based on our sales forecasts, and our customers would be able to cancel or reschedule orders they place with us without significant penalties. If we do not receive orders as anticipated by our forecasts, or customers cancel orders that are placed, we may experience increased inventory levels.

         Due to the product manufacturing cycle characteristic of integrated circuit manufacturing and the inherent imprecision by our customers to accurately forecast their demand, product inventories may not always correspond to product demand, leading to shortages or surpluses of certain products. As a result of such inventory imbalances, future inventory write-downs or charges may occur due to the lower of cost or market accounting, excess inventory, or inventory obsolescence.

WE RELY ON INDEPENDENT FOUNDRIES TO MANUFACTURE OUR PRODUCTS, WHICH SUBJECTS US TO INCREASED RISKS.

         We rely on independent foundries to manufacture all of our wafers. In order to produce our silicon we need to secure appropriate manufacturing services and capacities. Our reliance on these foundries involves several risks and uncertainties, including the:

     o    inability to secure appropriate manufacturing services and capacities
     o    possibility of an interruption or loss of manufacturing capacity
     o lack of control over delivery schedules, quality assurance, manufacturing yields and costs
     o    possible misappropriation of our intellectual property
     o inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

         Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. In addition, any prolonged inability to utilize third-party foundries because of fire, natural disaster, or otherwise would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and, consequently, our sales would likely be reduced, and we may be forced to purchase wafers from higher-cost suppliers or to pay expediting charges to obtain additional supply, if we are able to acquire wafers at all.

         In order to secure additional foundry capacity, we may enter into contracts that commit us to purchase specified quantities of silicon wafers over extended periods. In the future, we may not be able to secure sufficient capacity with foundries in a timely fashion or at all, and such arrangements, if any, may not be on terms favorable to us. Moreover, if we are able to secure foundry capacity, we may be obligated to utilize all of that capacity or incur penalties. These penalties may be expensive and could harm our financial results.

WE WILL BE DEPENDENT ON OUR SUBCONTRACTORS TO PERFORM SOME OF THE DESIGN AND KEY MANUFACTURING FUNCTIONS FOR US.

         We will depend on third-party subcontractors for the elements of the design, assembly, packaging, and testing of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff, and freight rates, as well as the risks of natural disaster. Although we will seek to reduce our dependence on a limited number of subcontractors, as demand for our products merits, the concentration of subcontractors and manufacturing operations in certain areas of the World could subject us to the risks of conducting business internationally, including political and economic conditions in such regions as Asia, India, etc. Disruption or termination of the assembly, packaging or testing of our products could occur, and such disruptions could harm our business and operating results. In addition, we are unable to predict whether events such as the epidemic of SARS will have a negative effect on the design, supply, testing, and packaging of our products.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS FROM THIRD-PARTY CLAIMS AND LITIGATION.

         Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our technology, applications, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated. Also, the laws of some foreign countries may not protect our intellectual property as much as the laws of the United States.

POTENTIAL INTELLECTUAL PROPERTY CLAIMS AND LITIGATION COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND COULD INVALIDATE OUR PROPRIETARY RIGHTS.

         The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. Even if we receive a patent grant we would not be able to offer any assurance that it will not be invalidated, circumvented, or challenged, that rights granted under the patent will provide competitive advantages to us, or that any of our pending or future patent applications will be issued with the scope of the claims sought by us, if at all. As is typical in the semiconductor industry, we expect that we and our customers may have received and may receive in the future, communications from third parties asserting patents, mask work rights, or copyrights on certain of our products and technologies. In the event third parties were to make a valid intellectual property claim and a license was not available on commercially reasonable terms, our operating results could be harmed. Litigation, which could result in substantial cost to us and diversion of our resources, may also be necessary to defend us against claimed infringement of the rights of others. An unfavorable outcome in any such suit could have an adverse effect on our future operations and/or liquidity.

IF WE ARE UNABLE TO MAKE CONTINUED SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS.

         We plan significant expenditures in research and development activities to develop new and enhanced products and solutions. If we fail to make sufficient expenditures in research and development programs, new technologies and process improvements implemented by our competitors could render our current and planned products obsolete, and our business could be harmed.

ITEM 7.   FINANCIAL STATEMENTS.

         Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.  CONTROLS AND PROCEDURES

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

ITEM 8B.   OTHER INFORMATION

         Subsequent to the end of the fourth fiscal quarter, our sole director adopted a resolution to change our fiscal reporting year to May 31 from June 30, which results in this report being filed before our Form 10-KSB would otherwise be due.

         Matters relating to the Merger, the changes in officers and directors and material contracts with occurred in the fourth fiscal quarter and have been disclosed in other items of this report.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                          DEVELOPMENT STAGE ENTERPRISE

                                    CONTENTS
--------------------------------------------------------------------------------

                                                                        Page
                                                                        ----

REPORT OF INDEPENDENT REGISTERED PUBLIC
         ACCOUNTING FIRM                                                 F-1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                               F-2

Consolidated Statement of Operations                                     F-3

Consolidated Statement of Changes in Stockholders' Deficit               F-4

Consolidated Statement of Cash Flows                                     F-5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                       F-6 to F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. (A Development Stage Enterprise) as of May 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the each of the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with the standards of the PCAOB (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2004, and the results of its operations and cash flows for each of the years then ended May 31, 2004 and 2003 in conformity with US generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that CDKNET.COM, Inc. will continue as a going concern. As more fully described in
Note 2, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                   /s/ RADIN, GLASS & CO, LLP

                                                   RADIN, GLASS & CO, LLP

                                                   Certified Public Accountants

New York, New York
August 26, 2004

                                CDKNET.com, Inc.
                           CONSOLIDATED BALANCE SHEET
                        (A Development Stage Enterprise)

                                                                  May 31,
                                                                   2004
                                                               ------------
                            ASSETS

CURRENT ASSETS:
Cash                                                           $  1,063,395
Prepaid Assets                                                       37,500
                                                               ------------
Total Current Assets                                              1,100,895

EQUIPMENT, NET                                                        2,785

INTANGIBLE ASSETS, NET                                              239,407
                                                               ------------
                                                               $  1,343,087
                                                               ============


           LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses                          $    895,581
Payroll taxes and related penalties & interest payable            1,861,154
                                                               ------------
Total Current Liabilities                                         2,756,735

LONG TERM DEBT

PREPETITION LONG TERM DEBT
COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
Convertible Preferred Stock - $.0001 par value; 5,000,000
  shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares
  authorized, 22,501,667 issued and outstanding,
  respectively                                                        2,250
Additional paid-in capital - Member's Interest                   11,297,829
Treasury Stock                                                      (16,000)
Unearned compensation                                            (3,726,627)
Accumulated Deficit                                              (8,971,100)
                                                               ------------
Total Stockholder's deficiency                                   (1,413,648)

                                                               ------------
Total Liabilities & Stockholders' Deficiency                   $  1,343,087
                                                               ============

                 See notes to consolidated financial statements.

                                CDKNET.com, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (A Development Stage Enterprise)

                                                       For the period       For the period
                                         Year ended    June 1, 2003 to         March 24,
                                           May 31,        March 23,       2004 (inception) to
                                            2003            2004             May 31, 2004
                                        ------------    ------------
NET SALES                               $        --     $        --          $        --

COST OF GOODS SOLD                               --              --                   --
                                        ------------    ------------         ------------

GROSS PROFIT                                     --              --                   --

GENERAL AND ADMINISTRATIVE EXPENSES        2,884,010       2,625,957              693,833
                                        ------------    ------------         ------------

NET LOSS FROM OPERATIONS                  (2,884,010)     (2,625,957)            (693,833)

OTHER INCOME                                 204,050             --                   --

INTEREST INCOME (EXPENSE )                (1,243,074)     (1,091,269)                 --
                                        ------------    ------------         ------------

NET LOSS BEFORE INCOME TAXES              (3,923,034)     (3,717,226)            (693,833)

PROVISION FOR INCOME TAXES                       --              --                   --
                                        ------------    ------------         ------------

NET INCOME (LOSS)                       $ (3,923,034)   $ (3,717,226)        $   (693,833)
                                        ============    ============         ============

NET LOSS (INCOME) PER SHARE             $    (704.44)   $    (667.49)        $      (0.28)
                                        ============    ============         ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING                                    5,569           5,569            2,504,517
                                        ============    ============         ============

                 See notes to consolidated financial statements.

                                CDKNET.com, Inc.
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                       ( A Development Stage Enterprise )


                                                         Preferred Stock           Common Stock        Additional
                                                      ----------------------  ----------------------    Paid in      Accumulated
                                                        Shares      Amount      Shares      Amount      Capital       Deficit
                                                      ----------  ----------  ----------  ----------  ------------  ------------
Balance as of May 31, 2002                                   --   $      --        5,569  $    5,569  $ 13,880,369  $(27,230,838)

Net loss                                                                             --                               (3,923,034)
                                                      ----------  ----------  ----------  ----------  ------------  ------------

Balance as of May 31, 2003                                   --          --        5,569       5,569    13,880,369   (31,153,872)

Net income (June 1, 2003 to March 23, 2004)                  --          --          --                               (3,717,226)
                                                      ----------  ----------  ----------  ----------  ------------  ------------

Balance as of March 23, 2004                                 --          --        5,569       5,569    13,880,369   (34,871,098)
                                                      ==========  ==========  ==========  ==========  ============  ============


Balance as of March 24, 2004 - post sheriff's sale           --          --        5,569       5,569     1,988,185    (8,373,748)

Effect of Reorganization & Merger - May 24, 2004                              21,473,364      (3,422)    4,105,180

Sale of shares pursuant to PPM                                                   841,666          84       950,116

Issuance of shares for settlement of debts                                       181,068          18       168,185

Issuance of options for services                                                                         4,086,164

Amortization of unearned compensation expense

Net loss (March 24, 2004 to May 31, 2004)                                                                               (693,833)
                                                      ----------  ----------  ----------  ----------  ------------  ------------

Balance as of May 31, 2004                                   --   $      --   22,501,667  $    2,250  $ 11,297,829  $ (8,971,100)
                                                      ==========  ==========  ==========  ==========  ============  ============


                                                                                    Total
                                                       Treasury     Unearned     Stockholders
                                                        Stock     Compensation     Deficit
                                                      ----------  ------------   ------------
Balance as of May 31, 2002                            $      --    $       --    $(13,344,900)

Net loss                                                                           (3,923,034)
                                                      ----------   -----------   ------------

Balance as of May 31, 2003                                   --            --     (17,267,934)

Net income (June 1, 2003 to March 23, 2004)                                        (3,717,226)
                                                      ----------   -----------   -------------

Balance as of March 23, 2004                                 --            --     (20,985,160)
                                                      ==========   ===========   ============


Balance as of March 24, 2004 - post sheriff's sale                                 (6,379,994)

Effect of Reorganization & Merger - May 24, 2004         (16,000)                   4,085,758

Sale of shares pursuant to PPM                                                        950,200

Issuance of shares for settlement of debts                                            168,203

Issuance of options for services                                    (4,086,164)             0

Amortization of unearned compensation expense                          359,537        359,537

Net loss (March 24, 2004 to May 31, 2004)                                            (693,833)
                                                      ----------   -----------   ------------

Balance as of May 31, 2004                            $  (16,000)  $(3,726,627)  $ (1,510,129)
                                                      ==========   ===========   ============

                 See notes to consolidated financial statements.

                                CDKNET.com, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       ( A Development Stage Enterprise )

                                                                           For the period       For the period
                                                             Year ended    June 1, 2003 to         March 24,
                                                               May 31,        March 23,       2004 (inception) to
                                                                2003            2004             May 31, 2004
                                                            ------------    ------------
                                                              (audited)      (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $ (3,$23,034)     (3,717,226)        $   (693,833)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activites:
Depreciation & Amortization                                      304,476         146,778               21,558
Common stock and warrants issued for services                                                         359,537
Accounts receivable                                              (20,000)         20,000
Prepaid expenses                                                                 (45,833)               8,333
Other current assets                                              36,540
Accounts payable and accrued expenses                          1,528,624       1,610,699              184,869
                                                            ------------    ------------         ------------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES           (2,073,394)     (1,985,582)            (119,536)
                                                            ------------    ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of capital expenditures & Patents                      (80,604)       (140,499)                 --
                                                            ------------    ------------         ------------
NET CASH USED IN INVESTING ACTIVITIES                            (80,604)       (140,499)                 --
                                                            ------------    ------------         ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from notes payable                                                       50,000
Issuance of Debentures                                           682,000          53,523
Repayment of related party debt                                                      --               (50,000)
Loan payable - related party                                   1,473,095       2,021,746
Conrtribution of capital                                                             --             1,232,646
                                                            ------------    ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      2,155,095       2,125,269            1,182,646
                                                            ------------    ------------         ------------

NET DECREASE IN CASH                                               1,097            (812)           1,063,110

CASH, beginning of the period                                        --            1,097                  285
                                                            ------------    ------------         ------------

CASH, end of the period                                     $      1,097    $        285            1,063,395
                                                            ============    ============         ============


Supplemental disclosures of cash flow information:
Cash paid during the year for interest                      $        --     $        --          $        --
Cash paid for taxes                                                  --              --                   --
Non cash financing activities:
Common stock & warrants issued for services                 $        --     $        --          $    359,537
Conversion of debt for equity                                        --              --                50,000

                 See notes to consolidated financial statements.

                         CDKNET.COM, INC. & Subsidiaries
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2004 AND 2003


1.       DESCRIPTION OF BUSINESS

         CDKNET.com, Inc. ( the "Company") pursuant to an "Agreement and Plan of Merger", ("the Merger Agreement") dated May 7, 2004 and consummated on May 24, 2004, the Company merged a wholly owned subsidiary CDK Merger Corp with Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Since CDKNET.com, Inc and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies.

         Miletos, Inc. was a newly established entity, which acquired the assets and business of Enikia, LLC through a sheriff's sale on March 23, 2004 for $4,000,000 plus certain outstanding liabilities. The assets and certain liabilities acquired at the sheriff's sale have been recorded at historical cost basis. The new entity, Miletos, Inc. was predominately owned by a controlled group, which was the same controlled group of Enikia, LLC and ultimately the same controlled group of CDKNET.com, Inc after the merger with CDKNET.com, Inc.

         The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception. The two years of historical financials that have been presented for reporting purposes to the Securities and Exchange Commission include Enikia, LLC, since the controlled group of shareholders are predominately the same as they were both prior (June 1, 2002 to May 31, 2003 and June 1, 2003 to March 23, 2004 of Enikia, LLC) and subsequent to the aforementioned sheriff sale (March 24, 2004 to May 31, 2004 of Miletos, Inc.), in addition to the period after the merger with CDKNET.com, Inc. The statement of operations presented for the period after the sheriff's sale on March 23, 2004, have been double barred analogous to fresh start accounting.

         Pursuant to the Merger Agreement, the consideration for the merger consisted of 16,340,577 shares of the Company's restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of a warranty or representation) and 3,634,642 stock options at prices ranging from $.01 to $1.20 per share. In addition $950,200 was raised through the sale of equity for working capital of the Company. See Note 13(e) for amendment terms to the Merger Agreement.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $3,923,034, $3,717,226, and $693,833 for the year ended May 31, 2003, for the stub period June 1, 2003 to March 23, 2004, and for the stub period March 24 to May 31, 2004, respectively. Additionally, the Company had a net working capital deficiency and a shareholders' deficiency at May 31, 2004 and negative cash flow from operations for the years ended May 31, 2004 and 2003. The Company is also in arrears in the payment of payroll taxes for periods dating back to 2002. Payment schedules and agreements are currently being negotiated with the IRS and various local and state taxing authorities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Principles of consolidation - The consolidated financial statements include the accounts of CDKNET.com, Inc. (the "Parent"), and it's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         c. Equipment - Equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Equipment is being depreciated over a period of five years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

         d. Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. To the extent there has been an impairment such impairment has been record in the statement of operations.

         f. Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

         g. Revenue Recognition - Revenue is recognized when the product is shipped to the customer. If such revenues are pursuant to a long term arrangement, then such revenues recorded are based on pre-determined milestones.

         h. Advertising Costs - All advertising costs, are expensed as incurred.

         i. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2004 and 2003, diluted loss per share is the same as basic loss per share since the inclusion of stock options and warrants would be antidilutive.

         j.       Stock Options -

                  We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise price of the underlying shares, compensation expense is recorded. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

                  If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

         -----------------------------------------------------------------------
                                  For the year   For the period   For the period
                                  ended May 31,  ended March 23,  March 24, to
                                  2003           2004             May 31, 2004
         ------------------------ -------------- ---------------- --------------
         Net loss available to
         common shareholders,
         as reported               $(3,923,074)    $(3,717,226)     $(693,833)
         ------------------------ -------------- ---------------- --------------
         Add: Stock-based
         compensation expense
         included in the reported
         net income, net of
         related tax effects
         ------------------------ -------------- ---------------- --------------
         Deduct: Stock-based
         compensation, net of tax        0               0               0
         ------------------------ -------------- ---------------- --------------
         Net loss available to
         common shareholders,
         pro-forma                 $(3,923,034)    $(3,717,226)     $(693,833)
                                   ============    ============     ==========
         -----------------------------------------------------------------------

         ------------------------- ---------------- ---------------- -----------
         Basic earnings per share:
         ------------------------- ---------------- ---------------- -----------
         As reported -                $ (704.44)       $ (667.49)      $ (.28)
         ------------------------- ---------------- ---------------- -----------
         Pro-forma -                  $ (704.44)       $ (667.49)      $ (.28)
         ------------------------- ---------------- ---------------- -----------

                  The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

                  In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                  --------------------------- -----------------------
                                              For Years Ended May 31,
                  --------------------------- -----------------------
                                                  2004        2003
                  --------------------------- ----------- -----------
                  Risk free interest rate        3.75%       4.08%
                  --------------------------- ----------- -----------
                  Expected life                 5 years     5 years
                  --------------------------- ----------- -----------
                  Dividend rate                  0.00%       0.00%
                  --------------------------- ----------- -----------
                  Expected volatility              50%         00%
                  --------------------------- ----------- -----------


         k. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         l. Comprehensive Income - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

         m.       Recent Accounting Pronouncements -

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions in the accompanying financial statements as discussed.

                  In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of December 15, 2002. The adoption of FIN No.45 did not have a material impact on our financial statements.

                  In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company has adopted the provisions of FIN No.46. The adoption of FIN No.46 did not have a material impact on our financial statements.

                  In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

                  In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

                  In December 2003, the FASB revised SFAS No. 132 Employers' Disclosures about Pensions and Other Post Retirement Benefits. This revision requires additional disclosures to those in the original SFAS No. 132 about assets, obligations, cash flows and net periodic benefit cost of deferred benefit pension plans and other deferred benefit post-retirement plans. The required information should be provided separately for pension plans and for other post-retirement benefit plans. This statement revision is effective for fiscal year ending after December 14, 2003 and interim periods beginning after December 15, 2003. The adoption of this revision will not have a material impact on our results of operations, financial position, or disclosures.


3.       CONCENTRATION OF CREDIT RISK

                  The Company's accounts receivable were concentrated 100% with one customer.

                  The Company, periodically may have cash in excess of $100,000, the Federal Deposit Insurance Corp. "FDIC" insurable limit. As of May 31, 2004 there was $963,145 of uninsured cash in a bank account.

4.       EQUIPMENT

         At May 31, 2004 equipment consists of the following:


                  Equipment                                        $ 100,900
                                                                   ---------

                  Total                                              100,900

                  Less: Accumulated depreciation and
                  amortization                                       (98,115)
                                                                   ---------
                  Net                                              $   2,785
                                                                   =========




5.       INTANGIBLE ASSETS - PATENTS

         The Company owns 45 patents and patents pending, which are currently, being used in the development of the Company's products. As of May 31, 2004, the Company had recorded $134,175 of accumulated amortization.

6.       PAYROLL TAX LIABILITIES

         Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. Currently, there is $1,861,154 due and outstanding to both the federal and state tax authorities for delinquent payroll taxes, penalties and interest. Both federal and state regulatory authorities are seeking such payments in arrears plus penalties and interest from either the majority shareholder / member of the former Enikia or the entity Enikia. The Internal Revenue Service and The State of New Jersey are currently negotiating with the majority shareholder for a payment plan of an agreed upon amount to be paid for such delinquent federal and state withholding taxes due and outstanding.

7.       ACCRUED EXPENSES AND OTHER LIABILITIES

         As of May 31, 2004, accrued expenses and other liabilities consist of the following:


         Accrued payroll and employee expenses                 $  355,892
         Accrued professional fees                                160,555
         Accrued technical & engineering fees                     116,027
         Accrued rent payable                                      69,491
         Liabilities assumed per merger agreement                 121,509
         Other accrued expenses                                    72,107
                                                               ----------
                                                               $  895,581
                                                               ==========

8. LOANS PAYABLE

         Loans payable to member / shareholder bear interest at 12% per annum and the principal plus accrued interest is due on demand. These loans were made by two individuals with informal financing arrangements. One individual loaned Enikia $550,000. A second individual, who was a majority shareholder, loaned $11,116,803 to Enikia in irregular increments on an "as needed" basis. This second individual purchased the assets and business of Enikia at the sheriff's sale on March 23, 2004 for $4,000,000 of such indebtedness outstanding.

         A new company, Miletos, Inc, was established for the purpose of owning the acquired assets, the assumed liabilities, and business of Enikia subsequent to the sheriff's sale. The $4,000,000 of debt and liabilities assumed were recorded as liabilities of Miletos, Inc. The accounting of the assets and liabilities were recorded at carryover basis, since the majority owner and debt holder of Enikia LLC continued to be the major shareholder of Miletos, Inc.

         The summarized balance sheet of Miletos, Inc. on March 24, 2004 was as follows;


         Cash                                                  $       285
         Prepaid assets                                             45,833
                                                               -----------
         Total current assets                                       46,118
         Fixed Assets                                                8,889
         Intangible Assets                                         254,861
                                                               -----------
                                                               $   309,868
                                                               ===========

         Accrued liabilities                                   $   690,622
         Payroll taxes                                           1,858,598
         Due to shareholder                                      4,000,000
                                                               -----------
         Total current liabilities                               6,549,220

         Stockholders deficit
         Common stock                                            1,988,185
         Accumulated deficit                                    (8,227,537)
                                                               -----------
                                                               $   309,868
                                                               ===========

         The $4,000,000 of shareholder debt was recorded as a capital contribution to culminate the merger with the Company on May 24, 2004.


9.       INCOME TAXES

         At May 31, 2004, the Company has available unused net operating loss carryovers approximately $12,000,000 that may be applied against future taxable income and expire at various dates through 2024. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.


                                                                   2004
                                                               -----------

         Deferred tax asset:

              Net operating loss carryforward                  $ 4,600,000

              Valuation allowance                               (4,600,000)
                                                               -----------
         Net deferred tax asset                                $       --
                                                               ===========

         A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

         --------------------- ---------------  ---------------  --------------
                               March 24, 2004   June 1, 2003 to  The Year Ended
                               to May 31, 2004  March 23, 2004    May 31, 2003
         --------------------- ---------------  ---------------  --------------
         Statutory federal
         income tax benefit           35%              35%             35%
         --------------------- ---------------  ---------------  --------------
         Income tax benefit
         not utilized                (35%)            (35%)           (35%)
         --------------------- ---------------  ---------------  --------------
         Actual tax benefit           --               --              --
         --------------------- ---------------  ---------------  --------------

         The Company has had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

10.      SHAREHOLDERS' DEFICIENCY

         On May 7, 2004, CDKNET.com, Inc and Miletos entered into an "Agreement and Plan of Merger" ("the Merger Agreement"). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

         In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to an affiliated law firm and the CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued of $51,539 for 549,866 shares of common stock.

         Pursuant to the Merger Agreement, as amended, the consideration for the merger consists of 16,340,577 shares of the Company's restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity. See Note 13(e) for amendments to the original terms of the Merger Agreement.

         The 883,333 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased.

         The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185. The major shareholder continues to negotiate for the allocation of additional shares to satisfy a separate assumed liability for services previously rendered to Enikia for capital transaction services. The recorded estimated value of such services yet to be negotiated is $700,000.

11.      STOCK-BASED COMPENSATION

         The Company accounts for its stock option plans under APB No. 25, "Accounting for Sock Issued to Employees," ("APB 25"), under which no compensation cost is recognized. In fiscal 1997, the Company adopted SFAS no. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes; accordingly, no compensation has been recognized in the results of operations for its stock option plan as required by APB 25.

         Stock option and warrant activity for the year ended May 31, 2004 for warrants and qualified and unqualified stock options are summarized as follows:

                                                                Weighted
                                                                 Average
                                                 Shares       Exercise Price
                                              -----------     --------------
               Outstanding at May 31, 2003        168,270       $     1.14
                    Granted                     3,734,642             --
                    Exercised                                         --
                    Expired or cancelled           (8,770)             .20
                                                                ----------
                                              -----------
               Outstanding at May 31, 2004      3,894,142       $      .79
                                              ===========       ==========


               Information, at date of issuance, regarding stock option grants during the year ended May 31, 2004.

                                                            Weighted-  Weighted-
                                                             Average    Average
                                                            Exercise     Fair
                                                   Shares     Price      Value
                                                 ---------- ---------  ---------
         Year ended May 31, 2004
         Exercise price exceeds market price            --     $ --      $ --
         Exercise price equals market price             --       --        --
         Exercise price is less than market
           price                                  3,734,642    $ .40     $1.10

         The following table summarizes information about warrants and options outstanding and exercisable at May 31, 2004:

                                         Outstanding and exercisable
                             ---------------------------------------------------
                                            Weighted-     Weighted-
                                             average       Average
                               Number     remaining life  Exercise     Number
                             Outstanding    in years        Price    Exercisable
                             -----------  --------------  ---------  -----------
         Range of exercise
         prices:

         $.01 to $1.00         2,584,644        9.96       $   .05       284,646
         $1.01 - $5.00         1,149,998        9.96          1.20           --
         $5.01 - $40.00           29,000        2.35         27.07        29,000
         $40.01 to $90.00        130,500         .56       $ 57.89       130,500
                             -----------                             -----------
                               3,894,142                                 444,146
                             ===========                             ===========

         The compensation expense attributed to the issuance of the non-employee stock options will be recognized as they are earned. These stock options are exercisable for ten years from the grant date.

         The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

12.      COMMITMENTS AND CONTINGENCY

         a. The Company leases the office space on a month to month basis.

                  The future minimum lease payments, excluding escalation charges, are as follows:

                  Year Ending May 31,
                  2004                                              3,384
                                                               ----------
                                                               $    3,384
                                                               ==========

                  Total rental expenses for the years ended May 31, 2004 and 2003 was approximately $40,000 and $36,000, respectively.

         b. The Company and its' subsidiary, Arkados, have entered into employment agreements with all of the employees of Arkados and the CEO of the Company. The general terms of the combined employment agreements are; (a) each employment agreement provides for a base salary up to $225,000 depending on the employment position of such employee, (b) the employment agreements provide for a weekly salary deferral of 10% to 24.5% until additional capital or financing is obtained, the weekly deferral will be paid within seven business days of obtaining funding of at least $3 million, if such deferral has not been paid by May 24, 2005 then such deferral will be paid pro-rata based on the monies raised to May 24, 2005, with the balance being waived in full, (c) an aggregate of $188,384 has been paid as signing bonuses, (d) each employee will receive standard employment benefits comparable to those previously provided, (e) the Company will issue 39,401 shares of common stock, as amended, as a partial settlement of the unfunded 401K account as of May 24, 2005, which has been recorded as an outstanding liability of Miletos prior to the Plan, (f) an aggregate of 184,646 "nonqualified" options have been issued at an exercise price of $.01 for a term of ten years, exercisable immediately, which such recorded value was $275,123 with $241,168 being expensed as a result of such options being issued, an aggregate of 2,299,988 "nonqualified" options have been issued at an exercise price of $.01 for a term of ten years and 1,149,988 "nonqualified" options have been issued at fair market value or $3,794,996 for a term of one to three years, both of these options vest over a period of three years, $68,369 has been expensed relating to these options and $3,726,627 has been recorded as Unearned Compensation, (h) release Enikia, Miletos and Andreas Typaldos or any other third parties of any claims or agreements whether written or oral as a condition of receiving the above.

         c. On May 21, 2004, the Company entered into a separate one year employment agreement "Employment Agreement" with its CFO. Material terms of the Employment Agreement are as follows; the Company and the CFO may terminate the Employment Agreement with 30 days prior written notice, the CFO is to receive $5,000 per month as cash compensation, 25,000 shares as a signing bonus, which was valued at $37,500 and expensed prior to the effective date of the reverse merger May 24, 2004 and 100,000 fully vested stock options exercisable at $1.00 each.

         d. In February 2004, the Company, received a copy of a summons and complaint served on the NY Secretary of State relating to an action commenced by Fisk Building Associates, LLC in the Supreme Court of the State of New York, New York County captioned Fisk Building Associates,LLC v. Kelly Music & Entertainment Corp., Elbit Vflash, Inc.,CDKNET.COM, Inc., CDKNET LLC and VALUEFLASH.COM, INCORPORATED (Index No. 100528/04). The complaint alleges damages of at least $166,807.91, plus interest from September 1, 2003 and, as to CDKNET, LLC and alleges sums due for the use and occupancy of office space. We have retained counsel to investigate and defend this action and believe that all claims and expenses, if any, of the action are indemnified under the agreement between ValueFlash.com Incorporated and Elbit under which the lease was assigned to Elbit Vflash, Inc.

         e. Pursuant to a sheriff's sale, the assets and certain liabilities of Enikia, LLC were acquired and contributed to a new company, Miletos, Inc. Enikia, LLC is involved in several lawsuits predominantly arising from the non-payment of certain liabilities due. Some of these lawsuits are alleging fraud. Several lawsuits have been settled, while others continue to be unresolved. The Company may be subject to future lawsuits relating to these unresolved claims, but maintains the position that any such lawsuits will be without basis as it is not a party to the claimants.

13.      SUBSEQUENT EVENTS

         a. On June 30, 2004, the Company entered into an agreement with a customer for the development of software and semi-conductors for HomePlug compliant products, which will result in the Company being paid upon reaching certain milestones.

         b. In July 2004, the Company issued 75,000 shares of common stock for marketing services to be provided over a period of six months.

         c. In August 2004, the Company issued 610,000 stock options exercisable at $1.20 per share to employees and directors for which no expense has been recorded. In addition 545,000 stock options exercisable at $1.20 per share were issued to consultants, which have been valued at $540,461, and will be expensed over their vesting period of one year from their date of issuance.

         d. In August 2004, the Company issued 300,000 shares for consulting services to be rendered over one year. These shares have been valued $330,000 and will be expensed over the term of the services to be rendered. The Company landlord's prior liability, which was assumed from the predecessor entities by an agreement with the major shareholder, converted such $69,000 obligation into 125,000 shares of common stock.

         e. On August 24, 2004, the Company amended its Merger Agreement dated May 7, 2004. The major shareholder of the predecessor entity has assumed the payroll liabilities attributed to the former 401K Plan for an additional 100,000 shares of common stock. The Company had originally agreed to issue 78,802 shares to the new employees of Arkados, Inc. to satisfy potential past 401K liabilities of the predecessor entity. The new employees will now receive 39,401 shares as an inducement to agree to the former shareholder to be responsible for the past 401K Plan liabilities. In addition the Company has agreed to ratify the issuance 450,000 options at an exercise price of $1.20 to two individuals and an additional 100,000 shares of common stock pursuant to previously executed agreements with the major shareholder, Miletos and these individuals.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         As part of the Merger and related transactions, Andrew Schenker and Anthony Bonomo resigned as officers and directors and the following were appointed by Steven Horowitz to serve as directors effective upon compliance with SEC Rule 14f-1 (the "Appointees"):

         o  Oleg Logvinov
         o  William R. Carson
         o  Andrew S. Prince
         o  Gennaro Vendome

         Mr. Horowitz will resign as a director when the above appointments are effective. The Appointees will serve as directors through the current term until they are re-elected or new directors are elected pursuant to our certificate of incorporation, by-laws and applicable law.

         The following table sets forth information regarding our current executive officers, director Appointees and sole director:

Name                          Age               Position
----                          ---               --------
Oleg Logvinov                 41     President, CEO and Appointed Director
Kirk Warshaw                  46     CFO, Treasurer and Secretary
William H. Carson             57     Appointed Director
Andrew S. Prince ,MBA, JD     60     Appointed Director
Gennaro Vendome               57     Appointed Director
Steven A. Horowitz            45     Director

         Oleg Logvinov was appointed President, CEO and a director (subject to compliance with Rule 14f-1) on August 12, 2004 and has served as President of Arkados since the Merger. Prior to the Merger, from February, 2000 to March, 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March, 1998 to February, 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from1996 to 1998, and CEM, Inc from 1991 to 1996. Mr. Logvinov holds a masters degree in electrical engineering from the Technical University of Ukraine (KPI). He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy.

         Kirk Warshaw, CPA was appointed CFO of Arkados in June 2004 and was appointed our CFO, Treasurer and Secretary August 12, 2004. Mr. Warshaw started his career at Deloitte Haskins & Sells (Deloitte & Touche) as a Senior Accountant. Subsequently, Mr. Warshaw was employed in the banking industry, including a position as the CFO of Amerifederal Savings Bank from 1987 to 1990 where he supervised the accounting, retail branches, corporate services, consumer lending, and data processing departments. He was directly responsible for asset / liability, and interest rate risk management; tax, budget, and insurance functions; capital planning, regulatory compliance and financing activities. From 1990 to 1991 he was the bank President and CEO where he resolved numerous non-performing assets and operating problems, prepared business plans, negotiated loan workout plans, and participated in the resolution and sale of the bank. He has direct ownership interests and managerial roles with a variety of businesses, including radio stations, an executive recruitment entity, and a firm which provides personal financial planning services. In addition, he acts as a financial and business consultant to several small businesses. Mr. Warshaw, a Certified Public Accountant since 1982, holds a BS in accounting and marketing from Lehigh University.

         William H. Carson was appointed a director (subject to compliance with Rule 14f-1) on June 1, 2004. Mr. Carson is currently serving as SVP, Regulatory, Technical & Governmental Affairs of Galderma Laboratories, a pharmaceutical joint venture of Nestle and L'Oreal. Mr. Carson has also served as president of Biotherm Polymers and from 1996 through 1999 he also held the position of VP Scientific Affairs of Bayer Consumer Care.

         Andrew S. Prince, MBA, JD, was appointed a director (subject to compliance with Rule 14f-1) on June 1, 2004. Mr. Prince has been Chief Executive Officer and President of public and private companies and Managing Member and Chief Operating Officer of a private equity fund, Managing Member of investment banking and consulting firms and a Senior Government Official. Mr. Prince has had a distinguished career assisting large and small organizations develop and implement their business development strategies. He has extensive background in all facets of operations in both small and large organizations as well as experience in corporate merger and acquisition transactions, strategic planning and management development activities. Mr. Prince has served as Deputy Assistant Secretary of the Navy. He was responsible for the Defense Department's worldwide sea-lift logistics operations and the other operations of the Military Sealift Command. He is a retired Naval Reserve Captain whose responsibilities included two years as the Commanding Officer of a Submarine Support facility. On active duty, his tours included service aboard the USS Nautilus. Mr. Prince also was an attorney with a major Wall Street law firm and is admitted to practice before New York state courts, Federal courts, and the United States Supreme Court. Mr. Prince is a graduate of the United States Naval Academy, earning his B.S. degree in Mathematics and Physics, the United States Naval Submarine School and the Naval Nuclear Power Program. He received, concurrently, his J.D. and M.B.A. degrees from the Harvard Law School and Harvard Business School respectively.

         Gennaro Vendome was appointed a director (subject to compliance with Rule 14f-1) on June 1, 2004. He is a founder of AXS-One, Inc. and has been a Vice President and director since AXS-One's formation in 1978. In April 2002, Mr. Vendome was named Executive Vice President of Sales, Marketing and Consulting for North America. Mr. Vendome was Treasurer of AXS-One from 1981 until 1991 and Secretary of the Company from 1982 until 1991. AXS-One designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions and email compliance software for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. AXS-One also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

         Steven A. Horowitz served as Chairman of the Board of Directors and Chief Executive Officer since May 1998 until August 12, 2004. Mr. Horowitz served as our Secretary from May 1998 to May, 2002 and became Secretary again in October, 2002 until Mr. Warshaw was appointed Secretary August 12, 2004. He served as our Chief Financial Officer from October 1999 until 2001. Additionally, Mr. Horowitz has served as the managing member of Creative Technology and CDKnet, LLC since October, 1998 and November, 1998, respectively. Mr. Horowitz holds various titles in companies in which Diversified has invested in including, CEO of Eascent and CEO of Optical. On October 22, 2002 he became President, CEO and Chairman of the Board of Genio Group, Inc. (formerly National Management Consulting, Inc.). He resigned as an officer of Genio in September 2003 and as a director in January 2004. Since April 1, 2000, he has served as a partner in Moritt, Hock, Hamroff & Horowitz, LLP, a Garden City, New York-based law firm. From October 1, 1991 to March 2000, he was the founding principal of Horowitz, Mencher, Klosowski, & Nestler, P.C., a Garden City, New York-based law firm. Mr. Horowitz holds a degree from Hofstra University School of Law and a Master of Business Administration degree in Accounting from Hofstra University School of Business. Mr. Horowitz is an Adjunct Professor of Law at Hofstra University School of Law. In 1986 and 1987, Mr. Horowitz was Director of Taxes for Symbol Technologies, Inc., a New York Stock Exchange corporation. Mr. Horowitz is a member of the American Bar Association and the New York State Bar Association.

Our board does not have standing nominating or compensation committees. We have not formed a standing nominating committee to date because of the relative inactivity until the Merger and the requirement that the Appointees not be seated as board members until we have complied with Rule 14f-1. We do not believe that it will be necessary to form a standing nominating committee given that we require director nominees to be selected, or recommended for the Board of Directors' selection, by a majority of the independent members of the Board of Directors once the Appointees assume their roles as directors. We do not have a charter regarding the director nomination process, however, the Appointees will be adopting a board resolution that addresses the nomination process. We also do not have a specific process for security holders to send communications to the Board of Directors or a policy with regard to the consideration of director candidates recommended by stockholders. The Appointees will, however, consider establishing both such a process and a policy.

When evaluating a person for nomination for election to the Board, the qualifications and skills considered by the Board of Directors, including the independent Board members, could include:

     o whether or not the person will qualify as a director who is "independent" under applicable laws and regulations, and whether the person is qualified under applicable laws and regulations to serve as a director of our company;

     o whether or not the person is willing to serve as a director, and willing to commit the time necessary for the performance of the duties of a director;

     o the contribution that the person can make to the Board of Directors, with consideration being given to the person's business experience, education and such other factors as the Board of Directors may consider relevant; and

     o   the character and integrity of the person.

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. A copy is filed as an exhibit to this report.

         During the fiscal year ended May 31, 2004, our Board of Directors did not held nay meetings. During and since the end of such period, action has been taken by unanimous written consent. We do not have any policy concerning director attendance at annual meetings of stockholders.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                  Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during the fiscal year ended May 31, 2004, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis, except we believe Andreas Typaldos is late in filing a Form 3 as are some of our current officers..

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth certain information as to our highest paid officers for our fiscal years ended May 31, 2004 and 2003. No other compensation was paid to any such officer or directors other than the cash compensation set forth below.

                                               Annual Compensation                      Long Term Compensation
                                          ----------------------------   ---------------------------------------------------

                                                                                    Awards                     Payouts
                                                                         ----------------------------    -------------------

                                                               Other                       Securities                  All
                                                               Annual    Restricted        Underlying                 Other
Name and                                                       Compen-      Stock           Options/     LTIP         Compen-
Principal Position                Year    Salary     Bonus     sation       Awards            SARs       Payouts      sation
------------------                ----    ------     -----     -------      ------            ----       -------      ------
Steven A. Horowitz, CEO (1)(2)    FY03       0         --         0             --             0            --          --
                                  FY04       0         --     $228,500          --             0            --          --

(1) Mr. Horowitz served as our Chairman, Chief Executive Officer and Secretary until August 12, 2004. He is presently a Director. In fiscal 2002, Mr. Horowitz was considered a consultant because he did not keep regular hours, decided his own schedule and otherwise fit the characteristics of a consultant as promulgated under the relevant sections of the Internal Revenue Code and Regulations and case law.
(2) During fiscal 2003, Mr. Horowitz received payment for his services in connection with the identification, negotiation and structure of a number of acquisition candidates as well as for other corporate development efforts, including the capital structure of the Company.

                      OPTION/SAR GRANT IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                   Number of       Percent of Total
                                   Securities        Options/SARs
                                   Underlying         Granted to
                                  Options/SARs       Employees in        Exercise or
Name                   Year         Granted           Fiscal Year         Base Price       Expiration Date
----                   ----         -------           -----------         ----------       ---------------
Steven A. Horowitz     FY02            0                  0%                  $0
                       FY03            0                  0%                  $0


               AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                        Number of
                                                                       Securities          Value of
                                                                       Underlying        Unexercised
                                                                       Unexercised       In-The-Money
                                                                     Options/SARs at     Options/SARs
                                  Shares                               FY-End (#)       at FY-End ($)
                               Acquired on                            Exercisable/       Exercisable/
Name                  Year       Exercise       Value Realized        Unexercisable     Unexercisable
----                  ----       --------       --------------        -------------     -------------
Steven A. Horowitz    FY02           0                 0                   0/0                $0
                      FY03           0                 0                   0/0                $0

COMPENSATION OF DIRECTORS

         Effective January 9, 2001, our directors agreed to be compensated for their services at the rate of $2,000 per year, retroactive to their respective dates of engagement. The Appointees each received 120,000 options to purchase shares of our Common Stock for $1.20 per share which vest 1/3 on grant and 1/3 on each of the first and second anniversary of the grant.

EMPLOYMENT AGREEMENTS

         On May 24, 2004, we entered into a three-year employment agreement with Oleg Logvinov, retaining him as President and CEO at an annual salary of $225,000. 24.5% of the salary is deferred until we complete a financing of at least $3 million. The agreement provides for a grant of 1,380,000 options and an initial bonus of $65,473.33. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest six months prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.

         On May 21, 2004 we entered into a consulting agreement with Kirk Warshaw to serve as CFO from June 1, 2004 to May 31, 2005 on a part-time basis for $5,000 per month, 100,000 fully vested options exercisable at $1.20 per share and 25,000 bonus shares.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table sets forth certain information known to us about the beneficial ownership of our Common Stock, as of August 31, 2004, by each beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

                                             Amount and Nature of   Percent of
   Name and Address of Beneficial Owner      Beneficial Ownership     Class(1)
   ------------------------------------      --------------------     --------

Andreas Typaldos                                12,297,443(2)            53%
44 West 77th Street
New York, NY

Norris McLaughlin & Marcus, P.A.                 1,876,328(3)            8%
721 Route 202-206
Bridgewater, NJ  08807

(1) Based upon 23,012,266 shares of Common Stock outstanding as of August 31, 2004 (not including 250,000 shares issued in escrow) and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)   Includes (i) 750,000 shares owned by Renee Typaldos, Mr. Typaldos' wife;
      (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; (iv) 750,000 shares held by each of Mr. Typaldos' children; and (v) 1,407,276 shares which may be purchased from Norris McLaughlin & Marcus, P.A. for $705,000 on or before May 24, 2005.

(3)   Of which 1,407,276 are subject to an option described in note 2.

         We believe that all persons have full voting and investment power with respect to the shares. Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which the person has the right to acquire within 60 days, such as convertible notes, warrants or options to purchase shares of Common Stock.

         The following table sets forth certain information known to us regarding the beneficial ownership our Common Stock, as of August 31, 2004 by
(a) each of the Appointees, (b) our sole director, and (c) all of our directors, the Appointees and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

      Name of Beneficial Owner or           Amount and Nature of     Percent of
      Number of Persons in Group            Beneficial Ownership      Class (1)
      --------------------------            --------------------      ---------

Oleg Logvinov                                      486,666(2)            2.1%

Kirk Warshaw                                       125,000(3)            0.5%

William H. Carson                                  420,000(4)            1.8%

Andrew Prince                                       40,000(5)            0.2%

Gennaro Vendome                                    365,000(6)            1.6%

Steven A. Horowitz                               1,081,161(7)            4.7%

All executive officers, directors and            2,518,327(8)           10.7%
Appointees as a group (6 persons)

(1) Based upon 23,012,266 shares of Common Stock outstanding as of August 31, 2004 (not including 250,000 shares issued in escrow) and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2) Includes 236,666 shares which may be acquired within 60 days of August 31, 2004 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 1,393,334 options that cannot be exercised within 60 days.

(3) Includes 100,000 shares which may be acquired within 60 days of August 31, 2004 upon the exercise of outstanding options.

(4) Includes 60,000 shares held jointly wit his wife, 150,000 shares owned by his son and 40,000 shares which may be acquired within 60 days of August 31, 2004 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 80,000 options that cannot be exercised within 60 days.

(5) Includes 40,000 shares which may be acquired within 60 days of August 31, 2004 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 80,000 options that cannot be exercised within 60 days.

(6) Includes 40,000 shares which may be acquired within 60 days of August 31, 2004 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 80,000 options that cannot be exercised within 60 days.

(7) Includes 600 shares owned by his wife, Katherine Horowitz, 200 are held by Mr. Horowitz c/f Daniel Horowitz UGMA NY and 200 are held by Mr. Horowitz c/f Joshua D. Horowitz UGMA NY.

(8) Includes a total of 456,666 shares which may be obtained by the named executive officers, Appointees and directors upon the exercise of outstanding options. See Notes (2) through (6)

         Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

         As part of the Merger, Andy Typaldos and several family members and their affiliates and several large stockholders prior to the Merger entered into a shareholder voting agreement which requires the appointment of a director designated by the large shareholders until the earlier of May 21, 2006 or the large shareholders own less than half of our voting securities that they owned on May 21, 2004. Mr. Prince is the current designee.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 26, 2002, Diversified entered into a settlement agreement with 110 Media Corp. (formerly Dominix, Inc.) regarding the failure of 110 Media to timely file and cause to be effective a certain registration statement which was to have registered the shares of common stock of 110 Media issuable upon the conversion of Diversified's $100,000 6% debenture as well as the 2 year warrants to purchase up to 2,000,000 shares of common stock of 110 Media. In settlement of said default, 110 Media granted Diversified the right to convert up to the entire $100,000 principal balance the 6% debentures into up to 1,333,333 shares of 110 Media's Series A Preferred Stock, which the Board of 110 Media authorized and designated, each share of which is convertible, in the sole discretion of the Holder, into 100 shares of common stock of 110 Media. Additionally, as part of the settlement agreement, the officers and directors of 110 Media resigned their positions with 110 Media and appointed Andrew J. Schenker who was then our President and Chief Operating Officer as well as a one of our Directors as 110 Media's Chairman and Chief Executive Officer and James W. Zimbler our former Secretary and Executive Vice-President as a Director and the President of 110 Media. 110 Media subsequently reverse split its shares and acquired various business relating to adult entertainment.

         In April 2002, we transferred $500,000 to Euroba Management Limited. Euroba is an affiliate of Spiga Limited, an investment fund that owned shares of our Series A Preferred Stock. As of January 31, 2003, all of these funds have been returned to us.

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

         On October 22, 2002 we entered into an agreement to sell certain assets including the business of Diversified, CDK Financial and CDKNet, LLC to Universal Media Holdings, Inc. ("Universal") at the time of the transaction, James W. Zimbler served as President and a Director of Universal and also served as Secretary and Executive Vice President of CDKNet.Com. On the same day, Steven
A. Horowitz and Andrew Schenker, were appointed President, CEO and CFO respectively, of Universal.

         On November 18, 2002,our Board of Directors, with Mr. Steven Horowitz abstaining due to his previously disclosed interest in the transaction, adopted an amendment to the designation setting forth the rights of holders of Series A Preferred Stock. The amendment, and related agreement with the holders of Series A shares, eliminated the variable rate at which Series A shares could be converted into shares of the or Common Stock, fixed the conversion rate at $.01 per share (subject to adjustment in the event one or more stock splits or combinations), gave the Series A holders the right to vote on an "as converted basis," cured the existing accumulated and unpaid dividend arrearage by the issuance of 136,959 additional shares of Series A Preferred, and eliminated the cumulative dividend going forward. The changes were made, in part, to release us from any claims on the part of the Series A holders for our failure to maintain a sufficient number of shares of common stock issuable upon conversion of the Series A shares. The conversion feature of the Series A Convertible Preferred Stock, pursuant to EITF 98-5 and as amended by EITF 00-27, has a recorded value of $1,731,959 which has been limited to the recorded value of this preferred stock pursuant to EITF 98-5. The conversion feature has been presented as a non-cash deemed dividend for the periods ended March 31, 2003, resulting in a loss applicable to common shareholders. Additional paid in capital was increased as a result of this adjustment and decreased by the deemed dividend in equal amounts. We further amended the Series A shares to provide for conversion at $.009 per share in exchange for the right to require conversion, and, following our 50 for one reverse split of our Common Stock, each Series A share was converted into 2.2 new Common shares

          In January 2003, our Board authorized the issuance of an aggregate of 72,000 Series A preferred shares to the minority shareholders of our CDK Financial Corp. (formerly Valueflash) subsidiary in exchange for their common shares of CDK Financial Corp.

          In January 2003, our Board approved an adjustment in the conversion rate of the $165,000 of subordinated convertible debentures. Accordingly, the Company recorded an expense of $394,433 representing the change in this conversion feature. Following the reverse split and in May 2004, we further agreed to settle all claims relating to the debentures and required their conversion into 549,866 shares of Common stock.

          In January 2003, our Board authorized the issuance of 17,500 shares of series A preferred stock to Andrew Schenker for services rendered.

         On January 14, 2003, we resolved various issues and claims in connection with acquisitions made by us in May 2002. We released 105,500 shares of deemed issued Series A Preferred Stock and canceled 33,500 shares of deemed issued Series A Preferred Stock. The shares were issued in reliance on Section 4(2) or 4 (6) of the Securities Act, for private offerings not involving a public offering or for offers solely to accredited investors.

         During the years ended June 30, 2003 and 2002 legal services of $75,000 and $27,000, respectively, were provided by firms (the "Firms") in which Mr. Horowitz is a principal. On May 1, 2004 we settled a $38,000 loan due to Mr. Horowitz and approximately $112,500 of legal fees due to Mr. Horowitz firm in exchange for the issuance of 150,000 shares of restricted Common Stock.

ITEM 13.  EXHIBITS

EXHIBIT INDEX

     2.1 Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.

     2.2 Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.

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

     3.8 Series B Designation (Incorporated by reference to Exhibit 3.2 to our Form 10-QSB Report for the period ended December 31,
                  2002).

     3.9 Amendment to Certificate of Incorporation (Reverse Split ) filed November 31, 2003. (Incorporated by reference to Exhibit
                  3.1 to our Form 10-QSB for the period ended December 31, 2003)

     3.10 Certificate of Amendment to Certificate of Incorporation (increasing authorized common shares) filed November 21, 2003. (Incorporated by reference to Exhibit 3.2 to our Form 10-QSB for the period ended December 31, 2003)

     3.11 Certificate of Amendment to Series A Designation filed November 21, 2003. (Incorporated by reference to Exhibit 3.3 to our Form 10-QSB for the period ended December 31, 2003)

     4.1 Specimen of Common Stock Certificate. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)

     4.2 Technology Horizons Corp. Stockholders Agreement dated May 7, 1998. (Incorporated by reference from our Registration Statement filed on Form 10-SB on October 7, 1999 (File No. 0-27587).)

     4.3 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and International Investment Group Equities Fund N.V. (Incorporated by reference to Exhibit 4.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     4.4 Amendment to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and New Millennium FSG Ltd. (Incorporated by reference to Exhibit 4.1 to our Form 10-QSB Report for the period ended December 31,
                  2002).

     4.5 Second Amendment and waiver to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and International Investment Group Equities Fund N.V. (Incorporated by reference to Exhibit 4.5 to our Form 10-KSB for the year ended June 30, 2003)

     4.6 Second Amendment and waiver to 6% Convertible Debenture due September 1, 2003, dated January 29, 2003 between CDKnet.com, Inc. and New Millennium FSG Ltd. (Incorporated by reference to
                  Exhibit 4.6 to our Form 10-KSB for the year ended June 30,
                  2003)

     4.7 Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.

     9.1 Stockholders and Voting Agreement dated as of May 21, 2004 by and among CDKnet.com, Inc. and several stockholders.

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

     10.3         Convertible Subordinated Debenture Due September 1, 2003.
                  (Incorporated by reference from our Registration Statement filed on Form 10-SB Amendment No. 2 on November 26, 1999 (File No. 0-27587).)

     10.4 Letter Agreement between CDKNet.Com, Inc. and the holders of shares of Series A Preferred Stock dated October 15, 2002. (Incorporated by reference to Exhibit 10.8 to Form 10-QSB for period ended December 31, 2002)

     10.5 Agreement of Sale dated October 22, 2002 between CDKNet.Com, Inc. and Universal Media Holdings, Inc. relating to the sale of certain assets. (Incorporated by reference to Exhibit 10.56 to Form 10-KSB for year ended June 30, 2002)

     10.6 Form of 3 year, 5% Note payable from Universal Media Holdings, Inc. to CDKNet.Com, Inc. dated October 22, 2002 (Incorporated by reference to Exhibit 10.57 to Form 10-KSB for year ended June 30, 2002)

     10.7 Security Agreement dated October 22, 2002 between Universal Media Holdings, Inc. and CDKNet.Com, Inc. (Incorporated by reference to Exhibit 10.58 to Form 10-KSB for year ended June 30, 2002)

     10.8 Revised Asset Purchase Agreement between CDKNet.com, Inc. and National Management Consultants, Inc. (formerly Universal Media Holdings, Inc.) dated January 2003 (Incorporated by reference to Exhibit 10.1 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.9         Consulting Agreement between CDKNet.com, Inc. and Robert M.
                  Rubin and C. Dean McClain dated January 22, 2003 (Incorporated by reference to Exhibit 10.2 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.10 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Adelphia Holdings LLC dated December 31, 2002 (Incorporated by reference to Exhibit 10.3 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.11 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC, JWZ Holdings, Inc. and Lee Rubinstein dated December 31, 2002 (Incorporated by reference to Exhibit
                  10.4 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.12 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC and Adelphia Holdings LLC dated December 31, 2002 (Incorporated by reference to Exhibit 10.5 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.13 Settlement Agreement between CDKNet.com, Inc., Diversified Capital Holdings, LLC and Lee Rubinstein dated December 31, 2002 (Incorporated by reference to Exhibit 10.6 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.14 Separation and Release Agreement between CDKNet.com, Inc. and James W. Zimbler dated January 13, 2003, effective October 22, 2002. (Incorporated by reference to Exhibit 10.7 to our Form 10-QSB Report for the period ended December 31, 2002).

     10.15 Lock-Up Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.

     10.16 Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Kirk M. Warshaw.

     10.17.1 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several Typaldos related stockholders.

     10.17.2 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several former Series A Preferred stockholders.

     10.18 Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.

     10.19 Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.

     10.20 Letter Agreement dated November 19, 2003 between CDKnet.Com, Inc. and certain holders of Series A Preferred Stock (Incorporated by referenced to Exhibit 10.1 to our Form 10-QSB Report for the period ended December 31, 2003)

     10.21 Development Agreement between Enikia LLC and Leviton Manufacturing Co., Inc. dated July 14, 2003.

     10.22 Agreement made June 28, 2004 between Arkados, Inc. and Leviton Manufacturing Co., Inc.

     10.23 Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.

     10.24 Restricted Stock Purchase Agreement dated July __, 2004 between CDKnet.com, Inc. and GDA Technologies, Inc.

     10.25 Debt Conversion Agreement dated as of May 1, 2004 between CDKnet.com, Inc., Steven A. Horowitz and Moritt, Hock, Hamroff & Horowitz, LLP.

     14.1         Code of Business Conduct and Ethics

     14.2         Code of Ethics for Financial Executives

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed and unbilled for the fiscal year ended May 31, 2004 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $219,000.

AUDIT-RELATED FEES

         The aggregate fees billed for the fiscal year ended May 31, 2004 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $7,500.

TAX AND OTHER FEES

         There aggregate fees billed for the fiscal years ended May 31, 2004 and 2003 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $7,500.

APPROVAL OF NON-AUDIT SERVICES AND FEES

         We did not have independent directors or an audit committee during fiscal 2004 or 2003. We plan to form an Audit Committee consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CDKnet.com, Inc. (Registrant)


                                      By: /s/ Oleg Logvinov
                                         ---------------------------------------
                                         President and Chief Executive Officer


                                      By: /s/ Kirk Warshaw
                                         ---------------------------------------
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer


Date: September 17, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                      By: /s/ Oleg Logvinov
                                         ---------------------------------------
                                         Oleg Logvinov, President, Chief
                                         Executive Officer

                                      Date: September 17, 2004
                                            ------------------------------------

                                      By: /s/ Kirk Warshaw
                                          --------------------------------------
                                          Kirk Warshaw, Chief Financial Officer

                                      Date: September 17, 2004
                                            ------------------------------------


                                      By: /s/ Steven A. Horowitz
                                         ---------------------------------------
                                         Steven A. Horowitz, Sole Director

                                      Date: September 17, 2004
                                            ------------------------------------

                                 EXHIBIT INDEX

   Exhibit
    Number                         Description
    ------                         -----------

     2.1 Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.

     2.2 Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.

     4.7 Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.

     4.8          2004 Stock Option and Restricted Stock Plan

     9.1 Stockholders and Voting Agreement dated as of May 21, 2004 by and among CDKnet.com, Inc. and several stockholders.

     10.15 Lock-Up Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.

     10.16 Consulting Agreement dated as of May 27, 2004 between CDKnet.Com, Inc. and Kirk M. Warshaw.

     10.17.1 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several Typaldos related stockholders.

     10.17.2 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several former Series A Preferred stockholders.

     10.18 Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.

     10.19 Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.

     10.21 Development Agreement between Enikia LLC and Leviton Manufacturing Co., Inc. dated July 14, 2003.

     10.22 Agreement made June 30, 2004 between Arkados, Inc. and Leviton Manufacturing Co., Inc.

     10.23 Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.

     10.24 Restricted Stock Purchase Agreement dated July__, 2004 between CDKnet.com, Inc. and GDA Technologies, Inc.

     10.25 Debt Conversion Agreement dated as of May 1, 2004 between CDKnet.com, Inc., Steven A. Horowitz and Moritt, Hock, Hamroff & Horowitz, LLP.

     14.1         Code of Business Conduct and Ethics

     14.2         Code of Ethics for Financial Executives

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