Form 10QSB
period 2004-08-31
CDKNET COM INC
filed 2004-10-22
CIK 1095130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2004

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to __________


                         Commission file number: 0-27587




                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                             22-3586087
-------------------------------                                --------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


                                948 US Highway 22
                       North Plainfield, New Jersey 07060
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (908) 769-3232
                           ---------------------------
                           (Issuer's telephone number)


                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    Yes [X]    No [_]



                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,051,667 shares of the registrant's common stock, par value $.001 per share, outstanding as of October 8, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [_]     No [X]

================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended August 31, 2004

                                Table of Contents



PART I                                                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         BALANCE SHEET AS OF August 31, 2004 (UNAUDITED)                      3.

         Statements of Operations - Cumulative During the Development
         Stage (March 24, 2004 to August 31, 2004) and for the Three
         Months Ended August 31, 2004 (UNAUDITED)                             4.

         Statements of Cash Flow - Cumulative During the Development
         Stage (March 24, 2004 to August 31, 2004) and for the Three
         Months Ended August 31, 2004 UNAUDITED)                              5.

         Notes to Interim Financial Statements (UNAUDITED)                    6.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                10.


ITEM 3.  CONTROLS AND PROCEDURES                                             22.





PART II

ITEM 1.  LEGAL PROCEEDINGS                                                   23.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         23.

ITEM 5.  OTHER INFORMATION                                                   23.


ITEM 6.  EXHIBITS                                                            23.




SIGNATURES


EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                    AUGUST 31,
                                                                       2004
                                                                   ------------
                                                                    (Unaudited)

ASSETS
------

CURRENT ASSETS:
    Cash                                                           $    164,155
    Prepaid Assets                                                       25,000
    Costs in excess of billings (Note 2)                                 95,010
                                                                   ------------
TOTAL CURRENT ASSETS                                                    284,165

Equipment, Net                                                            6,488

Intangible Assets, Net                                                  235,536
                                                                   ------------
TOTAL ASSETS
                                                                   $    526,189
                                                                   ============



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
    Accounts Payable and Accrued expenses                          $    603,993
    Payroll Taxes and related penalties & accrued interest            1,845,181
    Deferred Revenue (Note 2)                                            95,010
    Related Party Debt (Note 6)                                          47,200
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             2,591,384
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY):
    Convertible Preferred stock, $.0001 par value;
       5,000,000 shares authorized, none issued                              --
    Common stock, $.0001 par value;
       100,000,000 shares authorized, 23,051,667
       shares issued and outstanding                                      2,305
    Additional paid in capital Members' Interest                     12,058,235
    Treasury Stock                                                      (16,000)
    Unearned Compensation                                            (3,170,344)
    Accumulated Deficit                                             (10,939,391)
                                                                   ------------
                                                                     (2,065,195)
                                                                   ------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                          $    526,189
                                                                   ============


                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                Cumulative
                                                During the
                                                Development
                                                  Stage
                                              (March 24, 2004   For the Three
                                                    to           Months Ended
                                              August 31, 2004)  August 31, 2004
                                               ------------      ------------
REVENUES                                       $     32,000      $     32,000

Cost of Good Sold                                     9,795             9,795
                                               ------------      ------------
Gross Profit                                         22,205            22,205

General and Administrative Expenses               2,684,329         1,990,496
                                               ------------      ------------


NET LOSS FROM OPERATIONS                       $ (2,662,124)     $ (1,968,291)

Provision for Income taxes                                0                 0
                                               ------------      ------------

NET LOSS                                       $ (2,662,124)     $ (1,968,291)
                                               ============      ============

LOSS PER SHARE
    Basic and Diluted                                            $      (0.09)
                                                                 ============
Weighted average number of
common shares outstanding                                          22,657,917
                                                                 ============




                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                      Cumulative
                                                      During the
                                                      Development
                                                         Stage     For the Three
                                                   (March 24, 2004 Months Ended
                                                          to         August 31,
                                                   August 31, 2004)    2004
                                                     ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $ (2,662,124) $ (1,968,291)
    Adjustment to reconcile net loss to net cash
    utilized by operating activities
    Depreciation & Amortization                            40,476        18,918
    Common stock & options issues for services          1,676,281     1,316,744
    Prepaid expenses                                       20,833        12,500
    Other current assets                                  (95,010)      (95,010)
    Accounts payable and accrued expenses                 (59,520)     (244,388)
    Payroll taxes                                         (15,973)      (15,973)
    Deferred revenue                                       95,010        95,010
                                                     ------------  ------------
        Net cash utilized by operating activities      (1,000,027)     (880,490)
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of capital expenditures & patents           (18,750)      (18,750)
                                                     ------------  ------------
        Net cash used in investing activities             (18,750)      (18,750)

CASH PROVIDED BY FINANCING ACTIVITIES:
    Repayment of related party debt                       (50,000)          -0-
    Loan payable - related party                              -0-           -0-
    Contribution of capital                             1,232,647           -0-
                                                     ------------  ------------
        Net Cash provided by financing activities       1,182,647           -0-


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      163,870      (899,240)

    Cash and cash equivalents at beginning of period          285     1,063,395
                                                     ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    164,155  $    164,155
                                                     ============  ============

                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

CDKNET.com, Inc. (the "Company") pursuant to an "Agreement and Plan of Merger", ("the Merger Agreement") dated May 7, 2004 and consummated on May 24, 2004, the Company merged a wholly owned subsidiary CDK Merger Corp with Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Since CDKNET.com, Inc and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies.

The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses from operations and has a net working capital and stockholders' deficiency. The Company is also in arrears in the payment of payroll taxes for periods dating back to 2002. Payment schedules are currently being negotiated with the IRS, the predominate portion of the recorded outstanding debt of the Company. The aforementioned conditions raise substantial doubt the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise additional capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies:

COSTS IN EXCESS OF BILLINGS - The Company will incur costs for the development or work pursuant to a long term contract. These costs have been capitalized not to exceed the billings to be earned upon reaching such revenue milestone.

REVENUE RECOGNITION - Revenues are recorded when product is shipped to the customer. If such revenues are pursuant to a long term arrangement, then such revenues are based on pre-determined milestones.

STOCK BASED COMPENSATION PLANS -

We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recorded in the statement of operations for the estimated fair value of stock options issued with an exercise price equal to the fair value of the common stock on the date of grant. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation
- Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                 Three months ended
                                     August 31,
                                       2004
                                   -----------
Net loss available to common
shareholders, as reported          $ (1,968,291)

Deduct: Stock-based
compensation, net of tax              (224,096)
                                   -----------

Net loss available to common
shareholders, pro-forma            $(2,192,387)
                                   ===========

Basic earnings per share:
                 As reported -     $      (.09)
                 Pro-forma -       $      (.10)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Blach-Scholes option pricing model with the following weighted average assumptions:

                                           Three months ended
                                               August 31,
                                                 2004
                                             -----------
          Risk free interest rate                1.9%
          Expected life                          5yrs
          Dividend rate                          0.00%
          Expected volatility                     50%

CONCENTRATION OF CREDIT RISK -

Currently the Company has one customer that is paying for services rendered and /or products shipped pursuant to a long term arrangement.

NOTE 3 - COSTS IN EXCESS OF BILLINGS and DEFERRED REVENUES:

The Company received $137,100 for two milestones included within the long term arrangement for services and products to be delivered. The first $32,000 was for products delivered which have been shipped prior to August 31, 2004, hence the revenue was recognized. The remaining $95,010 has been recorded as deferred revenues until the completion of this milestone. The Company had incurred costs of $122,310 which exceeded the amount revenues deferred by $27,300, hence the additional costs in excess of the scheduled billings have been expensed. Costs in excess of billings to be recovered have been capitalized until the related revenues have been determined to have been earned.

NOTE 5 - STOCKHOLDERS' EQUITY:

In July 2004, the Company issued 75,000 shares of common stock for public relations services to be provided over a period of six months.

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

On August 24, 2004, the Company amended its Merger Agreement dated May 7, 2004. The major shareholder of the predecessor entity and the Company have assumed the payroll liabilities attributed to the former 401K Plan for an additional 100,000 shares of common stock. The Company had originally agreed to issue 78,802 shares to the new employees of Arkados, Inc. to satisfy potential past 401K liabilities of the predecessor entity. The new employees will now receive 39,401 shares as an inducement for the shareholder to be responsible for the past 401K Plan liabilities.

Note 6 - Related Party Borrowing

During the quarter, the Company's former Chairman advanced funds on behalf of the Company for expenses incurred in relation to a variety of marketing related activities. The total of the expenses was $47,200 and is reflected in the operating expenses for the quarter ended 8/31/04. The Company executed a note with the former Chairman evidencing its obligation to him. The note, recorded as Related Party Debt, bears interest at 6% per annum. The note's maturity date is the earlier of December 15, 2004, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to this Note or other loans from Lender to Borrower), or the date that the entire principal amount and interest on this Note shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Note.

Note 7 - Subsequent Events

In October 2004, the Company issued three notes to existing shareholders evidencing the Company's indebtedness to them. The notes aggregate $250,000 and the proceeds were used by the Company for working capital purposes. The notes, recorded as Related Party Debt, bear interest at 6% per annum. The notes' maturity dates are the earlier of October 15, 2005, when the Borrower has raised gross proceeds of $2,000,000, or the date that the entire principal amount and interest on these Notes shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Notes. Of the $250,000 purchase price for the Notes, the Company received cash proceeds of $201,500 and two of the existing shareholders waived repayment of prior cash advances of an aggregate of $48,500.

On October 20, 2004, the Company entered into a one-year agreement, with an investor relations firm. The agreement requires the Company to issue a total of 1,150,000 unregistered and restricted shares of common stock to a company related to the investor relations firm to finance the investor relations firm's services. The

Company has determined that the fair value of the shares to be issued as $1,000,000 based on recent prices of the Company's stock during the two week period preceding the effective date of the agreement. The Company will record this amount in the statement of operations as investor relations expense evenly over twelve months beginning on October 20, 2004. The agreement with the consultant is terminable after six months and if terminated, the related financing firm will forfeit a portion of the shares issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to CDKNET.COM, Inc.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended May 31, 2004 and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

We have not had significant revenue from operations since inception. We plan to finance our research and development by one or more private placements of equity, debt, convertible securities or a combination thereof. We have financed operating losses with the proceeds of related party lending from Andreas Typaldos and affiliated lenders, and loans from other stockholders. There can be no assurance that these parties can or will make any further loans to fund our operations and we have no commitments for funding from any other source. If we are unable to raise funds to finance our working capital needs, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could also jeopardize relationships with our current customers, strategic partners and prospective suppliers.

If we are able to raise funding, we plan to utilize the proceeds to fund research and development efforts and pay the professional fees and consulting fees to further develop and protect our intellectual property in addition to our contract manufacturers, including to GDA Technologies, Inc. We contracted with GDA to assist us in the final stages of the chip designs and fabrication.

We will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. This "fables" manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2004

During the three month period ended August 31, 2004, we had revenues of $32,000 which were realized as the result of providing a prototype piece of equipment to one of our customers. Total expenses for the three month period were $2,000,291. The most significant expenses were personnel, professional fees and related expenses. Of the total, almost $1.36 million were related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation. In October 2004 we entered into a investor relations agreement which will require us to recognize equal portions of the fair value of the 1,150,000 restricted shares we agreed to issue to a separate but related firm to finance the expenses, (which we estimate to be $1,000,000) as investor relations expenses, monthly during the twelve month term of the agreement.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital has been provided in the form of equity investments and, subsequent to the end of the quarter, loans from shareholders. We do not presently have any significant sources of revenue from operations. No assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have been dependent upon loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At August 31, 2004, the Company had cash of $164,155 and negative working capital of $2,307,219. If we are not able to raise adequate capital, our plan of operation would be disrupted and the value of our assets could be impaired.

The Company's present material commitments are the compensation of its employees and professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

COMMITMENTS

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2004.

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

        Need for Financing.

Since we are not generating significant revenue we are dependent on outside sources of financing.

        Illiquid Market in Our Stock.

The market for our common stock on the Nasdaq Over the Counter Bulletin Board is sporadic and limited numbers of shares trade. In addition as a "penny stock" brokers that wish to sell our shares to their customers must comply with SEC rules that impose additional disclosure and confirmation obligations on them. These limitations make acquiring or investing in our shares extremely speculative and limits our ability to raise necessary capital.

     We Have a Limited Operating History Which Makes It Difficult to Evaluate Our Business and Our Future Prospects.

We have relied on generating revenue from activities related to providing development services and generating data in field test scenarios. We have not yet been engaged in selling large numbers of semiconductors, which is the primary part of our expected revenue going forward. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks.

     We Expect Losses Will Continue for the Foreseeable Future. Our Stock Price May be Affected by Such Losses.

In our short history, we have not reported an operating profit. We have experienced losses from operations since Enikia, from whom we acquire our intellectual property assets, began operations. Losses may continue, and may cause volatility in our stock price.

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

     Our Inability to Manage Expansion and Growth.

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

     We Will Rely On Independent Foundries to Manufacture Our Products, Which Will Subject Us to Increased Risks.

We will rely on independent foundries to manufacture all of our wafers. In order to produce our silicon we need to secure appropriate manufacturing services and capacities. Our reliance on outside foundries will involve several risks and uncertainties, including the:

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We settled a previously reported action captioned Fisk Building Associates LLC
v. Kelly Music & Entertainment Corp., Elbit Vflash, Inc., CDKnet.com, Inc. CDKnet LLC and Valueflash.com, Incorporated, Index No. 100528/04, which was pending in the Supreme Court of the State of New York, in and for the County of New York. As we previously reported, our share of the settlement was $23,333.

We are not a party to any other material legal proceedings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In addition to sales of equity securities previously reported, we issued 1,150,000 shares to finance fees and expenses of an investor relations consultant in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Regulation S and Rule 506 thereunder. The securities are restricted, legends to that effect will be placed on certificates representing the shares and the recipient of the shares represented that they are accredited and not a "U.S. Person."

ITEM 5.  OTHER INFORMATION.

On October 20, 2004 we entered into a one-year consulting agreement with a firm which has agreed to develop and implement an investor relations plan on our behalf. Under the agreement, the cost of the consultant's services and expenses will be borne by a separate but related financing firm to whom we agreed to issue 1,150,000 shares of our restricted common stock. The consulting agreement is terminable by either party upon ten days notice only after six months has elapsed and the financing firm will forfeit a portion of the initially issued shares based upon the portion of a year remaining when the agreement is terminated. We have determined the fair value of the proposed service to be $1,000,000 and will record the expense over the twelve month term of the contract.

ITEM 6.  EXHIBITS.

     (a) Exhibits.

          10.1 Consulting Agreement dated October 20, 2004 between CDKnet.com, Inc. and Investor Relations Services, Inc., a Delaware corporation.

          10.2 Payment Agreement dated October 20, 2004 between CDKnet.com, Inc. and Summit Trading Limited, a Bermuda company.

          10.3       Grid Promissory Note due December 15, 2004 to Steven
                     Horowitz.

          31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

          31.2 Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

          32.1 Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

          32.2 Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2004          CDKNET.COM, INC.


                                 By: /s/ Oleg Logvinov
                                     -------------------------------------------

                                     President and Chief Executive Officer


                                 By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)