Form 10QSB
period 2004-11-30
CDKNET COM INC
filed 2005-01-25
CIK 1095130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: November 30, 2004

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




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 24,221,667 shares of the registrant's common stock, par value $.001 per share, outstanding as of January 18, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended November 30, 2004

                                Table of Contents



PART I                                                                   PAGE

ITEM 1. FINANCIAL STATEMENTS

        Balance Sheets as of November 30, 2004 (UNAUDITED)                 3.

        Statements of Operations - Cumulative                              4.
        During the Development Stage (March 24, 2004 to November 30, 2004) and for the Three and Six Months Ended November 30, 2004 (UNAUDITED)

        Statements of Cash Flow - Cumulative During the                    5.
        Development Stage (March 24, 2004 to November 30, 2004) and for the Three and Six Months Ended
        November 30, 2004 UNAUDITED)

        Notes to Interim Financial Statements (UNAUDITED)                  6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                              13.

ITEM 3. CONTROLS AND PROCEDURES                                           25.

PART II

ITEM 1. LEGAL PROCEEDINGS                                                 26.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       26.

ITEM 5. OTHER INFORMATION                                                 27.

ITEM 6. EXHIBITS                                                          27.

SIGNATURES

EXHIBITS

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                November 30,
                                                                    2004
                                                                ------------
                                                                 (Unaudited)

- ASSETS -
CURRENT ASSETS:
     Cash                                                       $     48,323
        Accounts Receivable                                          503,640
        Prepaid Assets                                                12,500
        Costs in excess of billings (Note 2)                             -0-
                                                                ------------
  TOTAL CURRENT ASSETS                                               564,463

  Equipment, Net                                                       6,296

  Intangible Assets, Net                                             321,385
                                                                ------------
  TOTAL ASSETS
                                                                $    892,144
                                                                ============
- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -
CURRENT LIABILITIES:
  Accounts Payable and Accrued expenses                         $    697,876
  Payroll Taxes and related penalties & accrued interest           1,841,888
  Deferred Revenue (Note 2)                                              -0-
  Related Party Debt (Note 6)                                        550,366
                                                                ------------
TOTAL CURRENT LIABILITIES                                          3,090,129
                                                                ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY):
Convertible Preferred stock, $.0001 par value;
            5,000,000 shares authorized, none issued                    --
Common stock, $.0001 par value;
            100,000,000 shares authorized, 24,211,667
     shares issued and outstanding                                     2,421
Additional paid in capital Members' Interest                      13,275,119
Treasury Stock                                                       (16,000)
Unearned Compensation                                             (3,302,359)
Accumulated Deficit                                              (12,157,166)
                                                                ------------
                                                                  (2,197,985)
                                                                ------------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                  $    892,144
                                                                ============


                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Cumulative           For the Three        For the Six
                                         During the           Months Ended         Months Ended
                                         Development          November 30,         November 30,
                                         Stage                2004                 2004
                                         (March 24, 2004
                                         to August 31, 2004)
                                         ------------         ------------         ------------
REVENUES                                 $    630,650         $    598,650         $    630,650

Cost of Good Sold                             453,995              444,200              453,995
                                         ------------         ------------         ------------
Gross Profit                                  176,655              154,450
                                                                                        176,655

General & Administrative Expenses           4,056,555            1,372,226            3,362,721
                                         ------------         ------------         ------------

NET LOSS FROM OPERATIONS                 $ (3,879,900)        $ (1,217,776)        $ (3,186,066)

Provision for Income taxes                          0                    0                    0
                                         ------------         ------------         ------------
NET LOSS                                 $ (3,879,900)        $ (1,217,776)        $ (3,186,066)
                                         ============         ============         ============

LOSS PER SHARE
     Basic and Diluted                                        $      (0.05)        $      (0.14)
                                                              ============         ============
Weighted average number of
common shares outstanding                                       23,630,417           23,157,381
                                                              ============         ============




                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Cumulative                For the Six
                                                             During the                Months Ended
                                                             Development Stage         November 30,
                                                             (March 24, 2004 to        2004
                                                             November 30, 2004)
                                                             -----------               -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $(3,879,900)              $(3,186,066)
     Adjustment to reconcile net loss to net cash
     utilized by operating activities
     Depreciation & Amortization                                  49,820                     9,574
     Common stock & options issues for services                2,761,265                 2,401,728
     Accounts Receivable                                        (503,640)                 (503,640)
     Prepaid expenses                                             33,333                    25,000
     Other current assets                                              0                         0
     Accounts payable and accrued expenses                        34,363                  (197,705)
     Payroll taxes                                               (19,266)                  (19,266)
     Deferred revenue                                                  0                         0
                                                             -----------               -----------
        Net cash utilized by operating activities             (1,524,025)               (1,470,375)
                                                             -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of capital expenditures & patents                (113,750)                  (95,063)
                                                             -----------               -----------
        Net cash used in investing activities                   (113,750)                  (95,063)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Repayment of related party debt                            (50,000)                      -0-
      Loan payable - related party                               503,166                   550,366
      Contribution of capital                                  1,232,647                       -0-
                                                             -----------               -----------
       Net Cash provided by financing activities               1,685,813                   550,366


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              48,038                (1,015,072)

     Cash and cash equivalents at beginning of period                285                 1,063,395
                                                             -----------               -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    48,323               $    48,323
                                                             ===========               ===========

Supplemental Disclosures of Cash Flow Information:
Cash Paid for Interest                                               -0-                       -0-
Cash Paid for Taxes                                                  -0-                       -0-
Non Cash Financing Activities:
Common Stock and Warrants Issued for Services                  2,801,708                 2,442,171
Conversion of Debt for Equity                                    107,200                    57,200

                                 See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                November 30, 2004
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

         CDKNET.com, Inc. ( the "Company") pursuant to an "Agreement and Plan of Merger", ("the Merger Agreement") dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary CDK Merger Corp with Miletos, Inc. The surviving subsidiary was renamed Arkados, Inc. Since CDKNET.com, Inc and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug," a non-profit corporation formed to provide a forum for the creation of open specifications for powerline networking products and services and to accelerate the demand for products based on these technologies worldwide through the sponsorship of market and user education programs.

         The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company suffered losses from operations and has a net working capital and stockholders' deficiency. The Company is also in arrears in the payment of payroll taxes for periods dating back to 2002. Payment schedules are currently being negotiated with the IRS, the predominate portion of the recorded outstanding debt of the Company. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise additional capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to prepare them for inclusion as part of the Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the periods ended November 30, 2004 are unaudited and include all adjustments necessary to a fair statement of the results of operations for the periods then ended. All such adjustments are of a normal recurring nature. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for a full fiscal year. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report (Form 10KSB) filed with the Securities and Exchange Commission for the year ended May 31, 2004.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                          Three Months Ended   Six Months Ended
                                           November 30, 2004   November 30, 2004
                                           -----------------   -----------------

Net loss available to common
Shareholders, as reported                    $(1,217,776)         $(3,186,066)

Deduct: Stock-based
Compensation, net of tax                         (50,421)            (263,368)

Net loss available to common
Shareholders, pro-forma                      $(1,268,197)         $(3,449,434)

Basic earnings per share:

                             As reported -         $(.05)               $(.14)

                               Pro-forma -         $(.05)               $(.15)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          Three Months Ended   Six Months Ended
                                           November 30, 2004   November 30, 2004
                                           -----------------   -----------------

Risk free interest rate                           4.0%               4.0%
Expected life                                    5 yrs               5yrs
Dividend rate                                    0.00%               0.00%
Expected volatility                               137%               137%

CONCENTRATION OF CREDIT RISK - Currently the Company has one customer that is paying for services rendered and /or products shipped pursuant to a long term arrangement.


NOTE 3 - REVENUE RECOGNITION:

The Company achieved certain benchmarks during the second quarter within the long term arrangement for services and products referenced above. The aggregate value of these achievements was $503,640. This amount was recorded as revenue and an account receivable and was collected very shortly after the quarter ended. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company will incur to deliver the entire project. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.


NOTE 4 - STOCKHOLDERS' EQUITY:

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

         On October 18, 2004 the Company issued 1,150,000 shares for consulting services to be rendered over a one year period. These shares have been valued at $1,150,000 and will be expensed over the term of the services agreement.

         In October and November the Company also issued 10,000 shares for sales consulting services rendered during that time period. These shares have been valued at $10,000 and were expensed during the quarter.

         The Company completed a private placement of 833,334 shares of its Common Stock in May 2004. Under the terms of the subscription agreements, the Company is subject to a penalty of 2% per month of the purchase price shares for failing to file a registration statement for the resale of such shares by August 31, 2004, up to a maximum of 18%, as liquidated damages. Accordingly, $57,000 of penalty expense was recognized during the quarter ended November 30, 2004.

Note 5 - Related Party Borrowing

         During the first quarter, the Company's former Chairman advanced funds on behalf of the Company for expenses incurred in relation to a variety of marketing related activities. The total of the expenses was $47,200 and is reflected in the operating expenses for the quarter ended 8/31/04. The Company executed a note with the former Chairman evidencing its obligation to him. The note, recorded as Related Party Debt, bears interest at 6% per annum. The note's maturity date is the earlier of December 15, 2004, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to this Note or other loans from Lender to Borrower), or the date that the entire principal amount and interest on this Note shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Note.

         During the quarter, the Company borrowed $500,000 from certain of its existing shareholders for working capital needs. The Company executed a note with these shareholders evidencing its obligation to them. The notes, recorded as Related Party Debt, bear interest at 6% per annum and contain a right of first offer in the event the Company proposes to consummate an equity financing at a price of greater than $1.25 per share under which the holders would have the option to forgive the principal and accrued interest then payable on the notes as consideration for the issuance of such equity secutities at the same price as other investors in the offering. In the event the price of the offering is lower than $1.25 per share and the Company proposes to pay the notes in full at the closing of the equity financing, the holders may not forgive the notes as consideration for the issuance of the equity securities unless the Company consents. No expense has been recorded for the beneficial conversion feature, since such conversion price is always at or above market. The notes' maturity date is the earlier of October 15, 2005, when the Borrower has raised gross proceeds of $2,000,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to this Note or other loans from Lender to Borrower), or the date that the entire principal amount and interest on this Note shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Note.

Note 6 - New Accounting Principles

         FASB 151 - Inventory Costs

         In November 2004, the FASB issued FASB Statement No. 151, which revised ARB No.43, relating to inventory costs. This revision is to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as a current period charge regardless of whether they meet the criterion specified in ARB 43. In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on normal capacity of the production facilities. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         FASB 152 - Accounting for Real Estate Time-Sharing Transactions

         In December 2004, the FASB issued FASB Statement No. 152, which amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and
         (b) costs incurred to sell real estate projects does not apply to real-estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         FASB 153 - Exchanges of Nonmonetary Assets

         In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         FASB 123 (revised 2004) - Share-Based Payments

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

         A nonpublic entity will measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of those instruments, except in certain circumstances.

         A public entity will initially measure the cost of employee services received in exchange for an award of liability instruments based on its current fair value; the fair value of that award will be re-measured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. A nonpublic entity may elect to measure its liability awards at their intrinsic value through the date of settlement.

         The grant-date fair value of employee share options and similar instruments will be estimated using the option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available).

         Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in-capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

         The notes to the financial statements of both public and nonpublic entities will disclose information to assist users of financial information to understand the nature of share-based payment transactions and the effects of those transactions on the financial statements.

         The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company.

Note 7 - Commitments

         The Company has licensing agreements with its one customer that restricts certain aspects of its business. While the Company can develop and sell products with enhanced features that were originally developed for this specific customer, the licensing agreement limits when this can be done and specifies royalties that would have to be paid in connection with every sale. These royalties range from a approximately $1.00 to a nominal amount per chip sold up to an aggregate cumulative royalty of $4.7 million. In addition, a separate conditional license agreement provides the customer with the right to manufacture the Company's HomePlug 1.0 semiconductor product in the event that the Company is unable or chooses not to manufacture it. The agreement also provides the customer with the right to manufacture the Company's HomePlug 1.0 semiconductor using different alternative foundries in the case the Company cannot or elects not to manufacture them. This conditional license agreement requires the customer to pay the Company two royalties; one on unit sales up to an aggregate cumulative royalty of $1 million and the other royalty at unit prices ranging from a few dollars in year one to approximately $1.00 in year five and thereafter. As of this date no obligations have been incurred under these arrangements.

Note 8 - Subsequent Events

         In December 2004 the Company was named in a lawsuit being brought by a former officer of the entity from whom the Company acquired certain assets. The individual is suing for damages he claims were incurred as the result of a breach of an agreement by the former company. He is suing not only his former employee, but also the Company under the theory that it is a successor corporation and assumed this purported liability. The Company believes that the claims are without merit and has not established a loss reserve or contingent liability.

         In January 2005 the Company terminated and settled its agreement with a financial public relations consultant and related financing agreement. The parties agree to release each other from their respective obligations and 1,050,000 of 1,150,000 shares issued pursuant to the financing agreement will be returned to the Company's treasury.

         An additional 15,000 shares were issued during January 2005 for consulting services provided to the Company pursuant to a services agreement.

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

We have not had significant revenue from operations since inception and do not have sufficient revenue to support our operation at this time. We plan to finance our research and development by one or more private placements of equity, debt, convertible securities or a combination thereof. We have financed operating losses with the proceeds of related party lending from Andreas Typaldos and affiliated lenders, and loans from other stockholders. There can be no assurance that these parties can or will make any further loans to fund our operations and we have no commitments for funding from any other source. If we are unable to raise funds to finance our working capital needs, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could also jeopardize relationships with our current customers, strategic partners and prospective suppliers.

If we are able to raise funding, we plan to utilize the proceeds to fund research and development efforts and pay the professional fees and consulting fees to further develop and protect our intellectual property in addition to our contract manufacturers, including to GDA Technologies, Inc. We contracted with GDA to assist us in the final stages of the chip designs and fabrication.

We will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. This "fabless" manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004

During the three month period ended November 30, 2004, we had revenues of $599,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client. The account receivable from this client that we booked during the quarter was collected very shortly after the quarter ended. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $444,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates. Total operating expenses for the three month period were $1,372,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, almost $1.085 million was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004

During the six month period ended November 30, 2004, we had revenues of $631,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client. We recorded $454,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on estimates determined in the same manner for the revenue realized for the three months ended November 30, 2004. Total operating expenses for the six month period were $3,363,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, $2.401 million was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of operating capital has been provided in the form of equity investments and, subsequent to the end of the quarter, loans from shareholders. We do not presently have any significant sources of revenue from operations. No assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have been dependent upon loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At November 30, 2004, we had cash of $48,323 and negative working capital of $2.526 million. If we are not able to raise adequate capital, our plan of operation would be disrupted and the value of our assets could be impaired.

The Company's present material commitments are the compensation of its employees and professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

COMMITMENTS

The Company has licensing agreements with its one customer that restricts certain aspects of our business. While the Company can develop and sell products with enhanced features that were originally developed for this specific customer, the licensing agreement limits when this can be done and specifies royalties that would have to be paid in connection with every sale. In addition, the agreement provides our customer with the right to manufacture our HomePlug
1.0 semiconductor product in the event that we are unable or choose not to manufacture it. The agreement also provides our customer with the right to manufacture our HomePlug 1.0 semiconductor using different fabrications in the case where we cannot or elect not to manufacture them ourselves.

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2004.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2004. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2004.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the "Plaintiffs") named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit they commenced in the New Jersey Superior Court, Chancery Division for Somerset County. The Plaintiffs allege, among other things, that they are entitled to an equity position in Enikia LLC (the insolvent company from which parties affiliated with Andreas Typaldos seized assets in a public foreclosure sale) and that the actions of Typaldos created successor liability which was assumed by Miletos, CDK Merger Corp. and Arkados, Inc., our wholly owned subsidiary. The plaintiffs are seeking various forms of equitable relief and unspecified damages. We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.

The outcome of any litigation is inherently uncertain and we are required under our certificate of incorporation, bylaws and employment agreements to indemnify our officers and directors for certain liabilities, including the cost of defending litigation brought against them in their capacity as such. Nevertheless, a portion of our indemnification liability is insured and shares of our common stock were escrowed at the time of the merger in which Arkados is the surviving corporation, to indemnify us against certain claims being made in the above actions.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to sales of equity securities previously reported:

      o in November 2004 we received subscriptions for the remaining $250,000 of an authorized $500,000 6% Subordinated Convertible Debenture due October 15, 2005, of which $225,000 was an additional subscription from The Andreas Typaldos Family Limited Partnership and $25,000 was a cash subscription from William Carson, a director. Of the $225,000 received from the Typaldos Partnership, we received direct cash proceeds of $19,453.39 and the Typaldos Partnership canceled $205,546.61 of cash advances made to or on behalf of our Arkados subsidiary during November 2004. All principal and interest on the Notes are due the earlier of October 15, 2005 or our raising net proceeds of $2 million or more in one or more equity private placements. The obligations may also be accelerated by the holders of 50.1% of the outstanding principal of the Notes in the event of our dissolution, bankruptcy or breach of material warranty.

      o in January 2004, we issued 15,000 shares of our common stock as a part of a retainer of a financial consulting firm.

Each of the above issuances was done without the payment of commission or the assistance of a broker-dealer and we did not pay commissions. The transactions were with directors of the company or accredited investors and are claimed to be exempt under Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 5.  OTHER INFORMATION.

On November 19, 2004, we executed two license agreements with Leviton Manufacturing Co., Inc., contemplated by our Development Agreement as amended June 30, 2004.

On January 12, 2005, Andreas Typaldos was appointed Chairman of the Board. Mr. Typaldos is, indirectly, our single largest stockholder and served as a consultant to the Board since May 24, 2004.

In January 2005 the Company terminated and settled its agreement with a financial public relations consultant and related financing agreement. The parties agree to release each other from their respective obligations and 1,050,000 of 1,150,000 shares issued pursuant to the financing agreement will be returned to the Company's treasury.


ITEM 6.  EXHIBITS

         10.1 Settlement Agreement dated January 25, 2005 between CDKnet.Com, Inc. and Summit Trading Limited.

         10.2 Settlement Agreement dated January 25, 2005 between CDKnet.Com, Inc. and Investor Relations Services, Inc.

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

Dated: January 25, 2005                CDKNET.COm, Inc.


                                       By: /s/ Oleg Logvinov
                                           -------------------------------------
                                           Oleg Logvinov, President

Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the corporation and in the capacities indicated.

Dated: January 25, 2005                CDKNET.COM, Inc.


                                       By: /s/ Oleg Logvinov
                                           -------------------------------------
                                           Oleg Logvinov, President
                                           (Principal Executive Officer)


Dated: January 25, 2005                CDKNET.COM, Inc.


                                       By: /s/ Kirk M. Warshaw
                                          --------------------------------------
                                          Kirk M. Warshaw, Chief Financial
                                          Officer (Principal Financial and
                                          Accounting Officer)