Form 10QSB
period 2005-02-28
CDKNET COM INC
filed 2005-04-19
CIK 1095130

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: February 28, 2005

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 For the transition period from ________ to ________

                        Commission file number: 000-27587


                                CDKNET.COM, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               22-3586087
-------------------------------                                -------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,191,667 shares of the registrant's common stock, par value $.001 per share, outstanding as of April 9, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]
================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended February 28, 2005



                                Table of Contents





PART I                                                                      PAGE

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET as of February 28, 2005 (UNAUDITED)                   3.

          STATEMENTS OF OPERATIONS - Cumulative during the Development
          Stage (March 24, 2004 to February 28, 2005) and for the Three
          and Nine Months Ended February 28, 2005 (UNAUDITED)                 4.

          STATEMENTS OF CASH FLOW - Cumulative during the Development
          Stage (March 24, 2004 to February 28, 2005) and for the Three
          and Nine Months Ended February 28, 2005 (UNAUDITED)                 5.

          NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS                                9.


ITEM 3.   CONTROLS AND PROCEDURES                                            10.




PART II

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        11.


ITEM 5.   OTHER INFORMATION                                                  11.


ITEM 6.   EXHIBITS                                                           11.



SIGNATURES

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                   FEBRUARY 28,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)
ASSETS
------
CURRENT ASSETS:
     Cash                                                          $     36,094
     Accounts Receivable                                                 24,420
     Prepaid Assets                                                      60,000
     Costs in excess of billings (Note 2)                                     0
                                                                   ------------
   TOTAL CURRENT ASSETS                                                 120,514

   Equipment, Net                                                         5,725

   Intangible Assets, Net                                               315,168
                                                                   ------------
   TOTAL ASSETS                                                    $    441,407
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
     Accounts Payable and Accrued expenses                         $    719,803
     Payroll Taxes and related penalties & accrued interest           1,841,888
     Deferred Revenue (Note 2)                                                0
     Loan Payable                                                        50,000
     Related Party Debt (Note 6)                                        608,018
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             3,219,709
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY):
Convertible Preferred stock, $.0001 par value;
   5,000,000 shares authorized, none issued                                  --
Common stock, $.0001 par value;
   100,000,000 shares authorized, 23,191,667 shares issued
   and outstanding                                                        2,319
Additional paid in capital Members' Interest                         12,411,220
Treasury Stock                                                          (16,000)
Unearned Compensation                                                (1,541,424)
Accumulated Deficit                                                 (13,634,417)
                                                                   ------------
                                                                     (2,778,302)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)           $    441,407
                                                                   ============


                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                   Cumulative
                                   During the
                                   Development
                                   Stage (March    For the Three   For the Nine
                                   24, 2004 to     Months Ended    Months Ended
                                   February 28,    February 28,    February 28,
                                    2005)          2005            2005
                                   ------------    ------------    ------------

REVENUES                           $    655,070    $     24,420    $    655,070

Cost of Good Sold                       471,575          17,580         471,575
                                   ------------    ------------    ------------
Gross Profit                            183,495           6,840         183,495

General & Administrative Expenses     5,329,706       1,400,440       4,643,523
Research & Development Expenses         203,289          75,920         203,289
                                   ------------    ------------    ------------

NET LOSS FROM OPERATIONS           $ (5,349,500)   $ (1,469,600)   $ (4,663,317)

Provision for Income taxes                    0               0               0
                                   ------------    ------------    ------------
NET LOSS                           $ (5,349,500)   $ (1,469,600)   $ (4,663,317)
                                   ============    ============    ============

LOSS PER SHARE
     Basic and Diluted                             $      (0.06)   $      (0.20)
                                                   ============    ============
Weighted average number of
common shares outstanding                            23,439,167      23,164,667
                                                   ============    ============




                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                   Cumulative
                                                   During the
                                                   Development
                                                   Stage
                                                   (March          For the Nine
                                                   24, 2004        Months Ended
                                                   to February     February 28,
                                                   28, 2005)       2005
                                                   ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                     $ (5,349,500)   $ (4,663,317)
      Adjustment to reconcile net loss to net cash
        utilized by operating activities
      Depreciation & Amortization                        63,260          23,014
      Common stock & options issues for services      3,658,199       3,298,662
      Accounts Receivable                               (24,420)        (24,420)
      Prepaid expenses                                   45,833          37,500
      Other current assets                              (60,000)        (60,000)
      Accounts payable and accrued expenses              56,291        (175,778)
      Payroll taxes                                     (19,266)        (19,266)
      Deferred revenue                                        0               0
                                                   ------------    ------------
         Net cash utilized by operating activities   (1,629,603)     (1,583,605)
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of capital expenditures & patents      (120,401)       (101,714)
                                                   ------------    ------------
         Net cash used in investing activities         (120,401)       (101,714)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Repayment of related party debt                   (50,000)              0
      Loan payable                                       50,000          50,000
      Loan payable - related party                      603,166         608,018
      Contribution of capital                         1,232,647               0
                                                   ------------    ------------
         Net Cash provided by financing activities    1,785,813         658,018


NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                              35,809      (1,027,301)

      Cash and cash equivalents at beginning of
      period                                                285       1,063,395
                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $     36,094    $     36,094
                                                   ============    ============



                             See accompanying notes.

                                CDKNET.COM, INC.
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2005
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF COMPANY:

CDKNET.com, Inc. ( the "Company") pursuant to an "Agreement and Plan of Merger", ("the Merger Agreement") dated May 7, 2004 and consummated on May 24, 2004, the Company merged a wholly owned subsidiary CDK Merger Corp with Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Since CDKNET.com, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies.

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

RESEARCH and DEVELOPMENT EXPENSES - Research and product development expenses represents engineering, software programming and other expenditures incurred for further developing our products. Research and development expenses are expensed as incurred.

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

If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                          Three months ended  Nine months ended
                                          February 28, 2005   February 28, 2005
                                          -----------------   -----------------
Net loss available to common
shareholders, as reported                 $   (1,469,600)     $   (4,663,317)

Deduct: Stock-based compensation,
net of tax                                       (72,378)           (335,746)
                                          --------------      --------------
Net loss available to common
shareholders, pro-forma                   $   (1,541,978)     $   (4,999,063)
                                          ==============      ==============

Basic earnings per share:

As reported -                             $         (.06)     $         (.20)

Pro-forma -                               $         (.07)     $         (.22)


The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          Three months ended  Nine months ended
                                          February 28, 2005   February 28, 2005
                                          -----------------   -----------------
Risk free interest rate                   4.0%                4.0%
Expected life                             5 yrs.              5 yrs.
Dividend rate                             0.00%               0.00%
Expected volatility                       64%                 101%


CONCENTRATION OF CREDIT RISK - Currently the Company has one customer that is paying for services rendered and /or products shipped pursuant to a long term arrangement.

NOTE 3 - REVENUE RECOGNITION:

The Company achieved certain benchmarks during the third quarter within the long term arrangement for services and products referenced above. The aggregate value of these achievements was $24,420 during the quarter and $655,070 for the nine months ended February 28, 2005. These amounts are recorded as revenue in the quarter in which the benchmark was attained, with a corresponding account receivable, which was collected very shortly after the quarter in which it was recorded. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company will incur to deliver the entire project. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT):

The Company completed a private placement of 833,334 shares of its Common Stock in May 2004. Under the terms of the subscription agreements, the Company is subject to a penalty of 2% per month of the purchase price shares for failing to file a registration statement for the resale of such shares by August 31, 2004, up to a maximum of 18% ($180,000), as liquidated damages. Such penalties expenses aggregated $114,000 as of February 28, 2005, of which $57,000 was recognized during the quarter then ended.

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

On October 18, 2004 the Company issued 1,150,000 shares for consulting services to be rendered over a one year period. These shares have been valued at $1,150,000 and were being expensed over the term of the services agreement. The services agreement was terminated by agreement in January 2005 and 1,050,000 of the shares returned to the Company for cancellation.

In October and November the Company also issued options with a nominal exercise price to purchase 10,000 shares for sales consulting services rendered during that time period. These options were valued at $10,000 and expensed during the quarter. An additional 15,000 options were issued under the same sales consulting agreement in each month of the quarter ended February 28, 2005 and the $11,250 value of the 15,000 share were expensed in the quarter then ended.

In February, 2005, the Company issued 15,000 shares as additional consideration under an investment banking agreement. Under a separate consulting agreement, the Company issued 500,000 four year options exercisable at $0.50 per share and 500,000 four year options exercisable at $1.00 per share under the Company's 2004 Stock Option Plan. Each of the options vest in 12 equal monthly installments commencing February 28, 2005.

NOTE 5 - RELATED PARTY BORROWING:

During the quarter, the Company borrowed $500,000 from certain of its existing shareholders for working capital needs. The Company executed a note with these shareholders evidencing its obligation to them. The notes, recorded as Related Party Debt, bears interest at 6% per annum and contain an option to convert the principal and accrued interest thereon into Common Stock, or warrants to obtain Common Stock, of the Company at a $1.25 per share. If certain future events occur, the conversion price may decrease. No expense has been recorded for the beneficial conversion feature, since such conversion price is always at or above market. The notes' maturity date is the earlier of October 15, 2005, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to this Note or other loans from Lender to Borrower), or the date that the entire principal amount and interest on this Note shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Note.

During the first and third quarters, the Company borrowed $47,500 and $50,000 from certain of its existing shareholders for working capital needs. The Company executed a note with these shareholders evidencing its obligation to them. The notes, recorded as Related Party Debt, bear interest at 6% per annum. The notes' maturity date is the earlier of April 15, 2005, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to the notes or other loans from such shareholders to the Company), or the date that the entire principal amount and interest becomes due and payable by reason of acceleration due to the occurrence of an event of default.

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

In December 2004 the Company was named in a lawsuit being brought by a former officer of the entity that developed certain assets that the Company acquired as a result of a foreclosure and public sale. The individual is suing for damages he claims were incurred as the result of a breach of an agreement by the entity. He is suing not only his former employer, but also the Company under the theory that it is a successor corporation and assumed this purported liability. The Company believes that the claims are without merit and has not established a loss reserve or contingent liability.

NOTE 8 - SUBSEQUENT EVENTS

In March 2005 the Company placed $350,000 of an authorized $750,000 principal amount of 10% convertible extendable notes due June 8, 2005 (the "10% Notes"), which $50,000 of such convertible notes was advanced in February 2005. The due date of the 10% Notes may be extended at the Company's option by payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005 The Company may redeem the 10% Notes prior to maturity for 120% of the principal, plus accrued interest and must redeem the 10% Notes without premium to the extent of 33% of the proceeds from the sales of securities exceeding $1,000,000 . Principal and accrued interest on the 10% Note is convertible at the holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

Two lenders, one of which is a limited partnership controlled by our Chairman's wife, agreed to extend the due date of advances under grid notes aggregating $97,200 until June 15, 2005.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended May 31, 2004, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

We have not had significant revenue from operations since inception and do not have sufficient revenue to support our operation at this time. We plan to finance our research and development by one or more private placements of equity, debt, convertible securities or a combination thereof. We have financed operating losses with the proceeds of related party lending from Andreas Typaldos and affiliated lenders, and loans from other stockholders and have recently placed $350,000 of an authorized $750,000 principal amount of 10% convertible extendable notes due June 8, 2005. There can be no assurance that we will be able to pay the 10% Notes when due, that these parties can or will make any further loans to fund our operations and we have no commitments for funding from any other source. If we are unable to raise funds to finance our working capital needs, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could also jeopardize relationships with our current customers, strategic partners and prospective suppliers.

If we are able to raise funding, we plan to utilize the proceeds to fund research and development efforts and pay the professional fees and consulting fees to further develop and protect our intellectual property and to pay our contract manufacturers, including to GDA Technologies, Inc. We contracted with GDA to assist us in the final stages of the chip designs and fabrication.

We have contracted with on foundary for our wafer fabrication and assembly, as well as for a portion of our design and testing. This "fabless" manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005

During the three month period ended February 28, 2005, we had revenues of $24,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client. The account receivable from this client that we booked during the quarter was collected very shortly after the quarter ended. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $18,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates. Total operating expenses for the three month period were $1,400,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, almost $897,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005

During the nine month period ended February 28, 2005, we had revenues of $655,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client. We recorded $472,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on estimates determined in the same manner for the revenue realized for the three months ended February 18, 2005. Total operating expenses for the nine month period were $4,640,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, $3.3 million was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of operating capital has been provided in the form of equity investments and, subsequent to the end of the quarter, loans from shareholders. The Company does not presently have any significant sources of revenue from any of its operations. No assurance can be given that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At February 28, 2005, the Company had cash of $36,000 and negative working capital of $3,099,000.

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

NEED FOR FINANCING; INABILITY TO SERVICE OUTSTANDING OBLIGATIONS.

Since we are not generating significant revenue we are dependent on outside sources of financing. In addition we recently completed a "bridge financing" in the aggregate principal amount of $350,000 and have commitments for an additional $200,000 on the same terms. The entire principal balance of the bridge financing is due, with interest at the annual rate of 10% on June 8, 2005. Although we have the option to extend the due date of the bridge notes to September 8, 2005 for a total fee of $20,000, we presently do not have the ability to pay the bridge notes when due or provide the working capital for the further development and fabrication of our chips. In addition to the bridge financing, certain of our stockholders and related family entities have provided us with unsecured loans in the aggregate principal amount of $597,200, of which $97,200 is due June 15, 2005 and $500,000 is due October 15, 2005. As of
February 28, 2005, we owe Andreas Typaldos, our Chairman of the Board and a principal stockholder, $135,000 for fees under an consulting agreement we entered into with him in May, 2004. Under the consulting agreement fees are accrued and paid after we have raised equity financing of $1,000,000. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we do not receive financing and cannot negotiate the reduction of our obligations to equity, we will not be able to continue the development of our products and will have to suspend our operations.

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

ILLIQUID MARKET IN OUR STOCK.

The market for shares of our Common Stock, which are quoted in the Over-the-Counter Bulletin Board is sporadic and limited numbers of shares trade. In addition as a "penny stock" brokers that wish to sell our shares to their customers must comply with SEC rules that impose additional disclosure and confirmation obligations on them. These limitations make acquiring or investing in our shares extremely speculative and limits our ability to raise necessary capital.

WE HAVE A LIMITED OPERATING HISTORY WHICH MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND OUR FUTURE PROSPECTS.

As a development stage company, we have generating revenue principally from providing development services and generating data in field test scenarios. We have not sold mass produced semiconductors, which is the primary part of our expected revenue stream going forward. In addition, substantially all of our revenue has been from one customer. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks an may never have significant revenue.

WE EXPECT LOSSES WILL CONTINUE FOR THE FORESEEABLE FUTURE.

In our short history, we have not reported an operating profit and do not expect to report a profit in the near future, if at all . We have experienced losses from operations since Enikia, from whom we acquire our intellectual property assets, began operations.

CONSUMER DEMAND MAY NOT INCREASE AS FORECAST, AND OUR BUSINESS WILL SUFFER.

The initial and primary customers of our semiconductors are expected to be OEMs of devices with uses for connectivity. OEM acceptance of powerline technology will be driven by consumer demand for home connectivity. If consumer demand does not increase we anticipate, our products will sell slowly, or not at all, and our business will suffer.

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

Our participation in the Home Plug Power Alliance gives us some, but not decisive, influence in the resolution of the forgoing.

POWERLINE SOLUTIONS FOR HOME CONNECTIVITY MAY NOT GAIN ACCEPTANCE.

Ethernet and Wireless technologies enjoy a large market share of the home connectivity market. As the market broadens to include audio/video applications, it is unclear which medium will be predominant. Among the competing physical mediums, including coaxial cable, Ethernet, phone line, and wireless, many are actively supported by various trade associations that represent the interests of a variety of companies. Some have greater market acceptance. If powerline technology does not achieve market acceptance, there may be less demand or no demand at all, and our business will suffer.

POWERLINE TECHNOLOGIES, OTHER THAN THE TECHNOLOGIES IMPLEMENTED BY ARKADOS MAY PROLIFERATE.

Arkados is developing products that comply with the specification for in-home powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados' chosen technologies, or if no standard predominates in each market, our business will suffer.

PRODUCTS THAT INCORPORATE OUR CHOSEN TECHNOLOGIES MAY FAIL IN OPERATION, OR FAIL TO BE CERTIFIED BY STANDARDS ORGANIZATIONS.

Our OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem, our business may suffer. If products that incorporate our solutions fail to pass standards and regulatory compliance tests, our business may suffer.

WE MAY BE UNABLE TO SELL VOLUMES OF SEMICONDUCTORS.

While we plan to attract customers with plans for large numbers of products, there may be cases when significant effort results in few semiconductors sold. When a company agrees to develop products that use our solutions, and agrees to purchase our solutions in volume, we consider the agreement a "design win." Achieving a design win does not create a binding commitment from that customer. A design win is merely an expression of interest by a customer to make volume purchases, but at any time a customer can discontinue using our solutions. To the extent that we are unable to convert design wins into volume sales, our business will suffer.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN ENGINEERING AND TECHNICAL TALENT, OUR BUSINESS WILL SUFFER.

The needs of the business will dictate our hiring, but we expect to need personnel in our technical and engineering disciplines, as well as in operational roles. Since powerline technologies is a narrow engineering and technical specialty and we have limited financial resources, attracting experienced talent is difficult. If we are unable to attract and retain qualified personnel our ability to develop and produce our products will be limited.

OUR SOLUTIONS HAVE A LONG DEVELOPMENT AND SALES CYCLE. WE MAY CONTINUE TO INCUR SIGNIFICANT EXPENSES BEFORE REVENUES ARE REALIZED.

Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets. Products are developed based on forecasts from analysts, and we will incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

WE WILL DEPEND ON OUR OEM AND ODM CUSTOMERS TO PRODUCE SUCCESSFUL PRODUCTS THAT INCORPORATE OUR SOLUTIONS.

Our customers are OEMs and ODMs in our target markets. Our goal is to have them integrate our ICs into their products. If their products are not successful, we may not sell volume quantities of our semiconductors. OEM and ODM products may be unsuccessful for many reasons which are beyond our control. Any of these reasons may harm our business.

WE ARE RELYING AND WILL CONTINUE TO RELY ON THIRD PARTIES TO FABRICATE, ASSEMBLE AND TEST OUR SOLUTIONS, WHICH MAY INCREASE COSTS OR CREATE DELAYS.

As a "fabless" semiconductor manufacturer, we do not own or operate a semiconductor fabrication, assembly or testing facility. We have entered into an agreement with GDA Technologies, to manage this process for us. GDA or contract foundries, tests and assembly houses selected by us, or by GDA on our behalf, may also be adversely affected for reasons beyond our control. This may result in our inability to obtain products within the time frames, volumes or costs we require, or at all. Any disruption in the availability of products, or problems associated with the delivery, quality or cost of fabrication, assembly and testing of our products may cause our business to suffer.

OUR SPECIFICATIONS MAY RESULT IN UNACCEPTABLE MANUFACTURING YIELDS FROM OUR SUPPLIERS, WHICH MAY INCREASE OUR PRODUCT COSTS OR REDUCE SUPPLIES.

We write specifications and we expect our third-party suppliers to manufacture chips based on those specifications. We have not yet entered into volume production of our products, and our specifications may fall short of producing volumes of semiconductors effectively and efficiently. This may cause dies on our wafers to function poorly, if at all. The term "yield" is used express the proportion of functional die expressed as a percentage of total die on a wafer. If expected yields are not reached, our product costs will increase. We may also experience problems when our products are scaled to smaller geometries. Problems with yield may not be identified until late in the product development cycle, or even once an end-product is built an sold. Yield problems are difficult to detect, time consuming and expensive to correct. These issues could affect our intention and ability to delver products to customers in a timely manner, adversely affecting our business.

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

FUTURE FEDERAL COMMUNICATIONS COMMISSION, OR FCC, REGULATION MAY RESTRICT SALES OF OUR PRODUCTS ADVERSELY AFFECTING OUR BUSINESS.

Our powerline communication products are designed to operate on frequencies that are not currently restricted by FCC regulations. OEM products incorporating our ICs are regulated by the FCC. Operation of these products currently is not restricted by the FCC as long as the products comply with FCC regulation and do not interfere with other radio frequency, or RF, bands licensed by the FCC. We cannot assure you that this will continue to be the case. Should government regulations change in the future, making operation of our customers' products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, our customers' desire to purchase our products could diminish and our business may suffer.

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

Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of digital, precision linear and mixed-signal circuits, the limited number of qualified circuit designers and software engineers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

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

In powerline communication segment our principal competitors include Intellon, Conexant, Maxim, DS2, Cogency, Ytran, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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


ITEM 3.  CONTROLS AND PROCEDURES.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 28, 2005.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 28, 2005, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         In March 2005 the Company placed $350,000 of an authorized $750,000 principal amount of 10% convertible extendable notes due June 8, 2005 (the "10% Notes"). The due date of the 10% Notes may be extended at the Company's option by payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005 The Company may redeem the 10% Notes prior to maturity for 120% of the principal, plus accrued interest and must redeem the 10% Notes without premium to the extent of 33% of the proceeds from the sales of securities exceeding $1,000,000 . Principal and accrued interest on the 10% Note is convertible at the holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal. We agreed to pay a 10% commission, $11,000 of expenses, issue warrants identical to those issued to investors and shares of our common stock (on the basis of one warrant and one half share for each $10 of principal sold) to a foreign investment bank and an NASD registered broker-dealer as compensation for the offering. There was no public solicitation in connection with the offering.

         The offering was made only to accredited and investors and is claimed to be exempt under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and, as to certain investors Regulation D and for transactions not involving a public offering and Regulation S for offerings not to U.S. Persons.


ITEM 5.  OTHER INFORMATION.

         See Item 2 of Part II.

         We borrowed $50,000 from an affiliate of our Chairman and principal stockholder pursuant to a 10% note initially due April 15, 2005. The Chairman and another shareholder that advanced $47,500 to us under a 6% note due the same date agreed to extend the due dates of their respective notes to June 15, 2005.


ITEM 6.  EXHIBITS.

         10.1 Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000.

         10.2     Form of three year warrant exercisable at $0.67.

         10.3 Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants.

         10.4 Amendment dated April 15, 2005 to 10% grid note payable to the Andreas Typaldos Family Limited Partnership.

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

Dated:   April 19, 2005         CDKNET.COM, INC.


                                By: /s/ Oleg Logvinov
                                    --------------------------------------------
                                    Oleg Logvinov, President



Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the corporation and in the capacities indicated.


Dated:   April 19, 2005         CDKNET.COM, INC.


                                By: /s/ Oleg Logvinov
                                    --------------------------------------------
                                    Oleg Logvinov, President
                                    (Principal Executive Officer)




Dated:   April 19, 2005         CDKNET.COM, INC.


                                By: /s/ Kirk M. Warshaw
                                    --------------------------------------------
                                    Kirk M. Warshaw, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)