Form 10KSB
period 2005-05-31
CDKNET COM INC
filed 2005-09-21
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 _______________

                                   FORM 10-KSB
                                 _______________


    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended May 31, 2005


    [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to _________________

          Commission file number:           0-27587
                                  ---------------------------------------------




                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                                22-3586087
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


948 US Highway 22, North Plainfield, NJ                              07060
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)


Issuer's telephone number:  (908) 769-3232
                            --------------

Securities registered under Section 12(b) of the Exchange Act:

      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

---------------------------------      -----------------------------------------

---------------------------------      -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                (Title of class)


--------------------------------------------------------------------------------
                                (Title of class)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [_] No

================================================================================

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: [_] Yes [X] No

         State issuer's revenues for its most recent fiscal year.  $832,910

         The aggregate market value of the voting common equity held by non-affiliates(1) computed by reference to the last price at which the common equity was sold on September 15, 2005 was $11,339,017.

         As of September 15, 2005, there were 23,768,267 shares of common stock, $.0001 par value, outstanding.

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

                      NOTE RE: FORWARD LOOKING INFORMATION

         All statements in this annual report on Form 10-KSB that are not historical are forward-looking statements, including statements regarding our "expectations," "beliefs," "hopes," "intentions," "strategies," or the like. Such statements are based on management's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Some of these risks are detailed in Part I, Item 1 "Risk Factors" and elsewhere in this report. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-KSB. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         The registrant, CDKnet.com, Inc., is a holding company incorporated in the State of Delaware in 1998. Since our merger in May 2004 (described in more detail below), we, through our wholly owned subsidiary, Arkados, Inc. ("Arkados"), are principally engaged in development activities focused on the segment of the industry that provides the technology and solutions enabling broadband communication over standard electrical lines. We conduct these activities through Arkados, Inc., a wholly owned subsidiary and plan to use the "Arkados" name in our marketing efforts, build "Arkados" brand awareness and plan to seek stockholder approval to amend our certificate of incorporation to include the Arkados trademark in some fashion. Arkados is a member of the Home Plug Power Alliance, an independent trade organization which has developed global standards for high speed powerline communications.

         Since we do not own any semiconductor fabrication facilities we are known as a "fabless" semiconductor company. Our powerline communications solutions enable high-speed digital transmission of voice, video, and data over the existing powerline infrastructure. Our highly integrated semiconductors are designed for the home networking and broadband communications markets, within which we plan to address the needs of specific industries with customizable software.

         Arkados, our operating subsidiary, is principally engaged in developing semiconductors for home networking markets, Multi-dwelling/Multi-tenant (MDU/MTU) markets, and broadband powerline communication ("BPL") markets often referred to as "last-mile" or "access" markets. Arkados is a member of the HomePlug Alliance and IEEE P1901 Working Group. HomePlug networking is the only globally recognized technology for high-speed powerline communication with the multiple silicon manufacturers support and established interoperability certification. We plan to use the "Arkados" name in our marketing efforts and build "Arkados" brand awareness. Recently Arkados received the first silicon of our AI-1100 system-on-chip, designed to be embedded into various consumer electronics and multimedia networking devices and deliver high-speed Internet connectivity and multimedia over the power lines. The AI-1000 is the first in our ArkTIC(TM) family of turnkey hardware and software solutions.

         We design, develop and market comprehensive platform solutions, including a system-on-chip, firmware and software, for manufacturers of networked multimedia appliances and feature-rich networking devices. Networked multimedia appliances play digital media such as audio, photos, and video. Networking devices allow consumers to share broadband connections and connect computers, laptops, gaming consoles, TiVO, and other devices together. Our platform solutions support a system based approach to networking and will allow our customers to build products that are simple and intuitive to install and operate with intuitive and customizable user interfaces. Our lead customer, Leviton Manufacturing Company is developing products that are based on our platform with the goal of producing high-performance, feature-rich differentiated networked multimedia appliances and networking devices in a cost-effective manner with a short time to market.

         Our executive offices and the offices of Arkados are located at 948 US Highway 22, North Plainfield, NJ 07060. We can be reached at our principal offices by telephone at (908) 769-3232. Arkados maintains a website at www.arkados.com.

         Except for the documents on our websites that are expressly incorporated by reference into this report, the information contained on our websites is not incorporated by reference into this report and should not be considered to be a part of this report. This includes the websites referred to in the paragraph above, as well as other websites that we refer to elsewhere in this report. All of these website addresses are included in this document as inactive textual references only.

CORPORATE BACKGROUND

         On May 24, 2004, a wholly owned subsidiary we formed, filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation (the "Merger"). The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The Merger was completed according to the terms of a Agreement and Plan of Merger dated as of May 7, 2004.. Under the Merger Agreement, we also issued an additional 250,000 shares of common stock to certain former holders of Miletos stock which were placed in escrow. If we have liability for a breach of representation or warranties under the Merger Agreement, the shares could be released to those holders, or, if at the end of one year we do not have any indemnification liabilities, the shares will be returned and cancelled. The same former Miletos shareholders also placed 1,155,000 of the 16,090,577 shares issued in the Merger in escrow to cover any indemnification liabilities they may have. Miletos merged into our wholly owned subsidiary and changed its name to "Arkados, Inc."

         Simultaneously with the Merger, we completed a private placement of 883,334 shares of our common stock for aggregate proceeds of $1,060,000, of which approximately $950,000 were subscriptions for cash, $50,000 (41,667 shares) was for outstanding debt of Arkados, and $59,800 (49,834) was in lieu of consulting fees. The sale was made to 10 accredited investors ("Investors") directly by us without any general solicitation or broker. The offering is claimed to be exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. In addition, we settled liabilities relating to outstanding convertible notes and payables for 700,000 common shares.

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

DEPENDENCE ON FINANCING ACTIVITIES

         Since we are not generating significant revenue, we are dependent on outside sources of financing. During the period from June 1, 2004 to May 31, 2005 ("Fiscal 2005") we completed a "bridge financing" in the aggregate principal amount of $750,000 The entire principal balance of the bridge financing was due, with interest at the annual rate of 10% on September 8, 2005, however the holders of $712,500 of the principal amount outstanding have agreed to extend the due date until December 8, 2005. We agreed to pay a total fee of $22,667 and issued 85,000 shares of our common stock to obtain this extension.

         We sold 9.865 units, consisting of notes and warrants (the "Units") to accredited investors in a private placement and received gross proceeds of $986,500 since the end of Fiscal 2005, Each Unit consists of $100,000 principal amount of a total authorized $2.4 million of our 6% convertible subordinated promissory notes due July 7, 2007 and 14,286 detached warrants to purchase a like number of our common stock for $0.35 per share. We have agreed to extend the offering until September 22, 2005 but may terminate the offering at any time. The offering of notes, warrants and shares of our common stock issuable upon the possible conversion and exercise, respectively, have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold by the investors without an effective registration of such offers and sales under the Securities Act or the availability of an applicable exemption from such registration requirements. The terms of the notes and the warrants are more fully summarized in Item 5 of this report.

         In these financing activities, certain of our stockholders and related family entities have provided us with unsecured loans in the aggregate principal amount of $647,500 and interest as of August 31, 2005 of $20,521. We paid a total $135,000 in principal, reducing the principal balance to $512,500. As of August 31, 2005, we owe Andreas Typaldos, our Chairman of the Board and a principal stockholder, $225,000 for fees under an consulting agreement we entered into with him in May, 2004. Under the consulting agreement, fees are accrued and paid after we have raised equity financing in the aggregate amount of $1,000,000

         We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing, except on the part of the placement agent in the above described offering of 6% convertible promissory notes to use its "best efforts" to find purchasers for the notes. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

INDUSTRY BACKGROUND

         Multimedia distribution is experiencing the shift from old-fashioned analog signals into a digital distribution. InStat, in a report titled "Media Networking 2005: The Networked Living Room Becomes a Reality," predicted growth trends in home media networking, including the prediction that total media networking connections in homes will grow from over 50 million in 2005 to over 200 million in 2009, a 29% compound annual growth rate. We believe that this shift creates demand for new products, and new products will require new types of semiconductors that incorporate digital technologies supporting such functions as communication and media rendering. Our ArkTIC(TM) family of turnkey hardware and software solutions is designed to address these requirements.

POWERLINE COMMUNICATION ENABLES SEVERAL MARKETS

         We view the market for powerline communication semiconductors comprising three major segments: In-Home Networking, Broadband Powerline (BPL), and MDU/MTU Networking.

         IN-HOME NETWORKING

         Technology and solutions used to connect devices in a home through powerline or wireless means, for the purpose of sharing entertainment content or connectivity using HomePlug standard technology. This is a proven marketplace with consumer products available today.

         MDU/MTU NETWORKING

         Technology and solutions for the purpose of connecting individual rooms or units of a building (such as a hotel, apartment, or office complex) to an Internet connection or other services. It is a mature market with an ever-increasing need for products that offer non-invasive and cost-effective installation. Powerline communication technology has the potential to become a significant player in this market segment. Arkados has acquired significant experience in this market through the previous engagements of Arkados' team with a major international corporation.

         BROADBAND POWERLINE

         Technology and solutions used to deliver Internet access and broadband services to homes via power lines. This is an early stage market segment. Utilities and service operators are testing proprietary technologies and services. Standards development has begun, which will spur the market. Broadband Powerline has the potential to become a significant player along with DSL, Cable, and other access technologies. Overseas and rural markets offer substantial growth potential.

ARKADOS AND THE HOMEPLUG POWERLINE ALLIANCE

         Members of the Arkados team participated in the creation of the HomePlug Powerline Alliance, an independent industry association.

         The Alliance's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.

         Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. Recently the Alliance ratified HomePlug AV specification that is going to enable 200Mbps class communication over power lines. In-Stat believes that HomePlug AV will be a potentially important technology for multimedia networking, as the technology could provide a home network backbone. Presently the alliance is working on the new HomePlug BPL and HomePlug Command and Control specifications.

         Arkados is a Contributing Member of the Alliance. Members of the Arkados team hold leadership positions in the Alliance in several HomePlug working groups. At the present time, Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer president of the HomePlug Alliance. Mr. Logvinov is also the immediate past president of the Alliance having been succeeded by Matthew Theall of Intel.

         Arkados is also a member of newly created IEEE P1901 group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications.

         OUR SOLUTION

         We are a fabless semiconductor company that develops comprehensive platform solutions, including a system-on-chip, or SoC, firmware and software, for manufacturers of networked multimedia appliances and feature-rich networking devices. Our platform solutions are designed to enable a systems-based approach to networking and will allow our customers to build products that are simple and intuitive to install and operate with intuitive and customizable user interfaces.

         Key elements of our solution are as follows:

o        Comprehensive platform solutions.

         Our platform solutions consist of an integrated package of hardware, firmware and software designed to enable our customers to develop differentiated products in a cost-effective manner with short time to market. In addition to a high-performance SoC, we plan to provide our customers with customizable, high functionality firmware and software development kits to allow them to rapidly develop and differentiate their products. As a result, we would be able to reduce our customers' investment in costly and time-consuming internal firmware and software development for their products, and from having to source different firmware and software for their end products from multiple suppliers.

o        Customizable firmware and software.

         Our firmware, which is sold as a bundled solution with our SoCs, includes a real-time operating system and a set of application specific modules that support a wide range of functions including Web-based management, audio distribution, traffic classifications, etc. Our software development kit will include a comprehensive suite of components, such as device link libraries and drivers, tools, sample code and documentation to create applications that would allow a wide range of networking devices and networked multimedia appliances.

o        Targeted, high-performance SoCs.

         Our SoC solutions are specifically designed for the powerline communication market. They are driven by function-specific blocks that allow simultaneous execution of complex operations, such as transmission of data over power lines and MPEG audio decoding and playback. Our SoCs support most major peripheral connection protocols, including USB, Ethernet, Infrared, I(2)S, and a number of specialized and general purpose interfaces. This support enables connectivity to a variety of playback, display and content creation devices including cameras, PCs, televisions and car and home audio systems.

         In contrast, competitors that do not provide comprehensive platform solutions such as ours may be able to produce a greater variety of customized SoCs to more specifically address a particular OEM's requirements. In addition, solutions which do not include customizable firmware and software like ours may allow OEMs to take advantage of a wider range of third-party developers. Furthermore, these alternative solutions may be lower in cost in comparison to our platform solutions due to lesser complexity and fewer interface options.

         OUR STRATEGY

         Our objective is to be the leading supplier of comprehensive platform solutions for high-performance and feature-rich networked multimedia appliances and networking devices. Key elements of our strategy are:

o Maintain a full platform solution approach with industry-leading SoCs, firmware and software. We plan to commit resources to each of our hardware, firmware and software teams to drive innovation so that our integrated, comprehensive platform solutions are at the forefront of the networked multimedia appliances and networking devices industries and capture a leading market share. We intend to continue to devote resources to increase the performance and functionality of our SoCs and expand the features and capabilities of our firmware and software.

o Maintain our focus on feature-rich networked multimedia appliances and networking devices. We intend to build on our experience as a platform provider by continuing to focus primarily on customers that produce feature-rich networked multimedia appliances and networking devices. In addition, we intend to continue to work closely with manufacturers of other media rendering components to ensure that our platform solutions interface with their current and future technology components for optimal performance of their end products.

o Building on our leadership in the integration of powerline and audio rendering functions secure the leadership position in networked multimedia appliances and networking devices. We believe that the networked audio markets will continue to represent the largest volume opportunity for networked multimedia appliance and networking device manufacturers in the near term. We intend to continue to focus on advancing functionality to win designs in this large and growing market.

o Enable new growth markets, such as photo- and video-enabled networked multimedia appliances. We intend to build on our existing expertise to be the leading provider of comprehensive platform solutions in new markets. We intend to continue to invest our research and development efforts and engineering resources to develop new platforms and products and to strengthen our technological expertise.

o Expand our customer base while securing additional design wins with existing customers. We plan to be the leading supplier of new designs to our existing customers, and to secure high market share with new customers entering this market. We intend to continue the expansion of our customer base by marketing our platform solutions to additional manufacturers of consumer devices. Further, we intend to broaden our reach within our existing customer base into their adjacent product lines that can utilize technologies that we intend to implement in the near future.

ARKADOS PRODUCTS

         Arkados designs and develops highly integrated SoC semiconductors that are designed to cater to the markets for powerline communications. Arkados' chip designs offer flexible solutions through programmability and remote firmware upgrades.

         Arkados Total Integration ConceptTM, or ArkTICTM, family of converged multimedia and networking solutions targets data-, audio-, photo-, and video-enabled networked multimedia appliances and networking devices. The ArkTIC family is a portfolio of turnkey hardware and software solutions that enable OEMs and ODMs to quickly develop digitally networked consumer electronic products with a competitive cost structure to address this rapidly developing market. Among other networking interfaces the first member of the ArkTIC family will support a powerline communication interface based on the HomePlug Powerline Specification 1.0.1.

         The ArkTIC family of processors, with its first-in-the-industry integration of a HomePlug MAC/PHY, a variety of common interfaces and application specific interfaces, and a powerful CPU represents the ultimate vehicle for full-house multimedia distribution and content rendering.

         The AI-1100 is the first in a series of devices built around existing and emerging HomePlug Powerline Alliance networking specifications. This first device will completely support the HomePlug 1.0.1 specification along with a variety of multimedia applications. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug technology. Future devices can implement new HomePlug standards, such as HomePlug AV, as they become available.

         Recently we have received the first silicon of our AI-1100 system-on-chip, designed to be embedded into various consumer electronics devices and deliver high-speed Internet connectivity and multimedia over the power lines in a home. The AI-1000 is the first in ArkTIC(TM) family of turnkey hardware and software solutions. The AI-1100 chip is the first to offer a single chip integration of HomePlug 1.0.1 powerline technology, ARM 926-JES CPU operating at 160 MHz, dual Ethernet interface, I(2)S Audio Interface, and a wide variety of other interfaces designed to support connected home applications. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug 1.0.1 based MAC and PHY.

         Arkados has modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions for each powerline market. This enables efficient reuse and repurposing of technology blocks, which can be used to create many specific solutions.

         Arkados' Intellectual Property licensing program offers numerous opportunities for near-term revenue. We have leveraged years of experience in characterizing the powerline for use as a communications medium to develop our technology and solutions.

         Additionally, we provide consulting, software, and applications support, thereby facilitating system integration and reducing our customers' time-to-market and our customers' development costs.

         In the in-home networking segment of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting end-use applications. Arkados' chips are designed to offer a high degree of programmability and may become an attractive solution for a diverse range of home-networking products.

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

         Some of the examples of the products that could be built based on the above-described semiconductors by original equipment manufacturers (OEM) are:

o CONSUMER ELECTRONICS - A growing market that includes audio & video devices with embedded powerline technology. We expect this market to grow over the next few years as more video and audio products are released with networking technologies built-in. Televisions, stereos, powered speakers, receivers, DVD and CD players, are targeted applications for powerline networking technology. We believe that Internet streaming content and home content servers should greatly increase the demand for HomePlug 1.0 and AV products.

o SOHO NETWORK GEAR - New types of routers, switches, gateways, network attached storage, and other devices that offer various types of services to the SOHO (Small Office Home Office) network.

o INTERNET TELEPHONY - As companies like Vonage, Comcast, Verizon and other service providers begin to roll-out new voice services to the home, an easy-to-use and reliable home network is needed. VoIP (Voice-over-IP) phones are currently produced by several vendors and we expect to see such products with HomePlug technology embedded into them.

o HOME SECURITY - Many companies have created home security cameras that are networked through various means. Early market entrants ST&T & Asoka have already created powerline networked security cameras with embedded web servers that allow direct access to the camera's feed.

CUSTOMERS

         At present our only revenue has come from product development agreements, such as our agreement with Leviton. We expect that such agreements will lead to volume orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics OEMs. We have not yet derived significant product revenue from these OEMs. However, we are working closely with many of the leading communications, digital entertainment and consumer electronics companies some of which may result in design wins and orders for our integrated circuits. when they become available. We are sampling and testing our AI-1100 SoC prototypes , but factors such as design flaws, compatibility issues and manufacturing errors could delay the functioning and the volume shipments of the products and prevent us from making any sales.

STRATEGIC RELATIONSHIPS

         We are working on developing strategic relationships with key customers and technology leaders in order to accelerate the development of our connectivity solutions. As indicated earlier, in June, 2004, Arkados entered into an agreement with Leviton Manufacturing Co. Inc., modifying terms of a Development Agreement that Enikia executed in July 2003. Under the agreement, Arkados will develop powerline products for Leviton for which Leviton will pay up to $1.194 million based upon Arkados meeting certain milestones.

         In July 2004, Arkados entered into a five-year Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA will assist Arkados in translating Arkados chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados designed integrated circuits in a cost effective manner. Arkados was obligated to pay GDA

$175,000 under the agreement over a period of seven months and will pay GDA 20% of production costs as compensation for production management services. In addition, CDK issued 150,000 shares of its restricted common stock to GDA for nominal consideration, of which 75,000 were subject to forfeiture if GDA does not make certain deliveries of designs under the collaboration agreement at least 30 days prior to the target date. At this point the work performed by GDA resulted in the tapeout and subsequent sampling of AI-1100 SoC.

MANUFACTURING

         We are and will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. Our fabless manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. Our manufacturing process is designed to follow the following steps. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. At the present we are using foundries in Japan operated by Fujitsu.

PATENTS, LICENSES AND TRADEMARKS

         We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property products and technology. We intend to continue this practice in the future to protect our products and technologies. As of May 18, 2005, Arkados has been granted three U.S. patents, with 43 pending, and has various corresponding international patents and applications. Because of a lack of cash resources we may be unable to prosecute patent claims effectively and if an application is deemed abandoned, we may not be able to revive it.

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

         We face significant competition in each of our product lines. We face competition both from established players that are beginning to focus on powerline networking technology as well as recent entrants in the field. Some of these competitors already have products in the market place that are compliant with HomePlug Alliance 1.0.1 specification while other competitors' products are based on proprietary technologies. Immediate key competitors in the powerline networking segment include Conexant (CNXT), Maxim Integrated Products (MXIM), Intellon, DS2, Panasonic, Spidcom, and Yitran, many of whom have substantially greater resources than we do. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international integrated circuit manufacturers and smaller, emerging companies.

         In addition, there are other organizations worldwide that seek to foster the development of powerline connectivity technology solutions and may attempt to create technology standards that compete with the industry standard established by the HomePlug Powerline Alliance. These include the R7.3 subcommittee of the Consumer Electronics Alliance (CEA), PLCForum, the recently announced industry groups CEPCA and Universal Powerline Association (UPA), and the IEEE P1901. The R7.3 subcommittee of the CEA, a consumer electronics trade association, had pursued a specification for powerline connectivity in the past, but later abandoned it. The PLCForum is a European organization primarily focused on addressing regulatory issues, market factors, and business cases for the technology. The two recent entrants, CEPCA and UPA, are focused on generating industry acceptance of certain technologies from individual companies, and both have announced intentions to build coexistence methods that would allow standards-based and proprietary technologies to share bandwidth on the powerline, allowing coexistence. The IEEE has recently launched MAC and PHY standartization process through the IEEE P1901 Working Group. We believe the HomePlug alliance is the only organization solely focused on using open standardization processed to build interoperable solutions for both in-home and to-the-home applications that allow for the coexistence of services. We also participate in IEEE efforts.

         The HomePlug 1.0 specification consists of the electrical characteristics and protocols related to the transmission of data over conventional power lines. As a member of the HomePlug Alliance we are obligated to license Necessary Patent Claims (intellectual property rights without the use of which products cannot conform to the HomePlug specifications) to any member of the alliance as defined in the Sponsor Agreement and Contributor Agreement on a non-discriminatory basis. Under our license and development agreements we retain title to our patents, patent applications and other licensed technology, and to any improvements that we develop.

         As a provider of powerline home connectivity integrated circuits, we face additional competition from other home connectivity technologies such as twisted pair cable, coaxial cable and wireless media. Despite the broad array of different technologies deployed to date, we believe those technologies that do not require new wires such as HomePNA, MoCA, 802.11 and other wireless alternatives, will provide the strongest competition to powerline solutions.

         Many HomePlug members are also promoting these competing connectivity technologies. Although several of these competing technologies have already been introduced in the market, none has achieved 100% penetration, particularly in the transmission of entertainment content. We believe the principal factors driving competition between home connectivity technologies include pervasiveness, performance, reliability, ease-of-use and cost effectiveness. We believe powerline based home connectivity solutions will compete favorably with respect to each of these competitive factors. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have.

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

         o Advanced Development Partnerships with strategic customers. The benefits of using this channel are numerous. Among them are creation of product focus, reduction of upfront sales and marketing expenses, acceleration of sales volumes through early commitments, and creation of incremental development revenues.

         We expect to develop our domestic sales force to include a network of regional direct sales offices. We expect to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend among other things, on the amount of capital available to us and when initial products are ready for testing. Given our present financial situation, we have relied primarily on third party agents and strategic relationships.

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

         On October 15, 2004 FCC announced the adoption of new rules for Broadband Over Powerline that are designed to increase the competition and promote broadband services to all Americans. The full text of the ruling will be available on FCC website.

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

EMPLOYEES

         As of May 31, 2005, we had 11 full-time equivalent employees, including our CEO, Oleg Logvinov. All of our full time employees are engaged in research, development, engineering or marketing. Andreas Typaldos, our Chairman of the Board provides us with product marketing services, strategic planning and leadership in our capital raising efforts on a part-time basis and Kirk Warshaw, our Chief Financial Officer serves on a part-time basis as well. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We expect to be able to hire qualified personnel to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements

RISK FACTORS

         An investment in our common stock is speculative in nature, involves a high degree of risk and should not be made by any investor who cannot afford the loss of his entire investment. Each prospective purchaser should carefully consider the following risks and speculative factors associated with our business and capital structure, as well as others described elsewhere in this report, before making any decision to buy, sell or hold our common stock.

         This report contains certain statements relating to future events or the future financial performance of our company. Readers are cautioned that such statements are only predictions, involve risks and uncertainties, and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this memorandum, including the matters set forth below, which could cause actual results to differ materially from those indicated by such forward-looking statements.

              Risks Related to Our Business and Financial Condition
              -----------------------------------------------------

IMMEDIATE NEED FOR FINANCING; INABILITY TO SERVICE OUTSTANDING OBLIGATIONS.

         Since we are not generating significant revenue we are dependent on outside sources of financing. We have financed our operations by offering convertible debt securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from affiliates of our Chairman of the Board. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing, except on the part of a placement agent to use its "best efforts" to find purchasers for our 6% convertible notes. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.

INABILITY TO OBTAIN ADDITIONAL FINANCING WOULD RESULT IN THE SUSPENSION OF OUR BUSINESS.

         Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

WE HAVE NOT GENERATED REVENUES FROM OUR PRINCIPAL INTENDED ACTIVITIES AND WE HAVE BEEN DEPENDENT ON ONE CUSTOMER FOR SUBSTANTIALLY ALL OF OUT REVUE

         As a development stage company, we have generated limited revenue principally from providing development services. We have not sold mass produced semiconductors, which is the primary part of our expected revenue stream going forward. In addition, substantially all of our revenue has been from one customer. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks and may never have significant revenue.

WE EXPECT LOSSES WILL CONTINUE FOR THE FORESEEABLE FUTURE. OUR STOCK PRICE MAY BE AFFECTED BY SUCH LOSSES.

         In our short history, we have not reported an operating profit and do not expect to report a profit in the near future, if at all. We have experienced losses from operations since Enikia, from whom we acquired our intellectual property assets, began operations. Losses are likely to continue, and may cause volatility in our stock price.

CONSUMER DEMAND MAY NOT DEVELOP AS WE ANTICIPATE, AND OUR BUSINESS WILL SUFFER.

         The initial and primary customers of our semiconductors are expected to be OEMs of devices with uses for connectivity. OEM acceptance of powerline technology will be driven by consumer demand for home connectivity. If consumer demand does not develop as we anticipate, our products will sell slowly, or not at all, and our business will suffer.

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

         We have only limited ability to influence in the resolution of the foregoing.

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

POWERLINE TECHNOLOGIES, OTHER THAN THE TECHNOLOGIES IMPLEMENTED BY ARKADOS MAY PROLIFERATE.

         Arkados is developing products that comply with the specification for in-home powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be other competing, independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados' chosen technologies, or if no standard predominates in each market, our business will suffer.

PRODUCTS THAT INCORPORATE OUR CHOSEN TECHNOLOGIES MAY FAIL IN OPERATION, OR FAIL TO BE CERTIFIED BY STANDARDS ORGANIZATIONS.

         Our OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem, our business may suffer. If products that incorporate our solutions fail to pass standards test, our business will suffer.

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

OUR SOLUTIONS HAVE A LONG DEVELOPMENT AND SALES CYCLE. WE MAY CONTINUE TO INCUR SIGNIFICANT EXPENSES BEFORE REVENUES ARE REALIZED.

         Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets. Products are developed based on a forecasts from analysts, and we will incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

WE WILL DEPEND ON OUR OEM AND ODM CUSTOMERS TO PRODUCE SUCCESSFUL PRODUCTS THAT INCORPORATE OUR SOLUTIONS.

         Our customers are OEMs and ODMs in our target markets. They integrate our integrated circuits into their products. If their products are not successful, we may not sell volume quantities of our semiconductors. OEM and ODM products may be unsuccessful for many reasons which are beyond our control. Any of these reasons may harm our business.

WE WILL RELY ON THIRD PARTIES TO FABRICATE, ASSEMBLE AND TEST OUR SOLUTIONS, WHICH MAY INCREASE COSTS OR CREATE DELAYS.

         As a "fabless" semiconductor manufacturer, we do not own or operate a semiconductor fabrication, assembly or testing facility. For our first semiconductor product we have entered into an agreement with GDA Technologies, to manage this process for us. In the future GDA or contract foundries, assembly, and test houses selected by us may also be adversely affected for reasons beyond our control. This may result in our inability to obtain products within the time frames, volumes or costs we require, or at all. Any disruption in the availability of products, or problems associated with the delivery, quality or cost of fabrication, assembly and testing of our products may cause our business to suffer.

OUR SPECIFICATIONS MAY RESULT IN UNACCEPTABLE MANUFACTURING YIELDS FROM OUR SUPPLIERS, WHICH MAY INCREASE OUR PRODUCT COSTS OR REDUCE SUPPLIES.

         We write specifications and create designs and our third-party suppliers manufacture chips based on those specifications and designs. We have not yet entered into volume production of our products, and our specifications may fall short of producing volumes of semiconductors effectively and efficiently. This may cause dies on our wafers to function poorly, if at all. The term "yield" is used to express the proportion of functional die expressed as a percentage of total die on a wafer. If expected yields are not reached, our product costs will increase. We may also experience problems when our products are scaled to smaller geometries. Problems with yield may not be identified until late in the product development cycle, or even once an end-product is built and sold. Yield problems are difficult to detect, time consuming and expensive to correct. These issues could affect our intention to delver products to customers in a timely manner.

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

REGULATION IN CERTAIN REGIONS OF THE WORLD (JAPAN AS AN EXAMPLE), WHICH LIMITS OUR INTERNATIONAL MARKET.

         Our powerline communication products are designed to operate on frequencies that are currently restricted by government regulations in certain areas of the world, Japan as an example, As a result, our semiconductors cannot be used in products used in such areas at this time. The international market will remain limited unless the existing regulations are changed or until we develop products that can operate within the constrains imposed by the existing regulations.

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

         Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of CMOS, precision linear, and mixed-signal circuits, the limited number of qualified circuit designers and software engineers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

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

         In powerline communication segment our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic, Yitran, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

OUR PRODUCTS MAY BE CHARACTERIZED BY AVERAGE SELLING PRICES THAT DECLINE OVER SHORT TIME PERIODS; IF WE ARE UNABLE TO INTRODUCE NEW PRODUCTS WITH HIGHER SELLING PRICES OR REDUCE OUR COSTS, OUR BUSINESS AND OPERATING RESULTS COULD BE HARMED.

         Historically in the integrated circuit industry, average selling prices of products have decreased over time, while manufacturing costs may remain fixed. If we are unable to introduce new products with higher margins or to reduce manufacturing costs to offset anticipated decreases in the prices of our products, our operating results may be adversely affected. In addition, because of high fixed costs in our industry, we are limited in our ability to reduce total costs quickly in response to any revenue shortfalls. Because of these factors, we may experience material adverse fluctuations in our future operating results on a quarterly or annual basis.

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

IF WE ARE UNABLE TO MAKE CONTINUED SUBSTANTIAL INVESTMENTS IN RESEARCH AND DEVELOPMENT, WE MAY NOT BE ABLE TO SELL OUR PRODUCTS.

         We plan significant expenditures in research and development activities to develop products and solutions. If we fail to make sufficient expenditures in research and development programs, new technologies and process improvements implemented by our competitors could render our current and planned products obsolete, and our business could be harmed. Substantially all of our operating expenses are related to research and development.

PENDING LITIGATION.

         We have reported that former officers of Enikia, LLC, the company from which we indirectly acquired patents and other assets relating to our planned products, have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia's counsel, Arkados and us. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but have approached the plaintiff to open settlement discussions. Whether or not the discussions lead to a settlement, such matters could require a significant amount of our management's time and are detrimental to our business.

OBLIGATION TO LICENSE CERTAIN INTELLECTUAL PROPERTY RIGHTS.

         As a member of the HomePlug Alliance and IEEE P1901, we are obligated to license certain intellectual property rights to our competitors, on a non-discriminatory basis, which may adversely affect our ability to compete.

AVAILABLE INFORMATION

         We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov ) that contains annual, quarterly and current reports, proxy statements and other information that we and other issuers file electronically with the SEC.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Our current executive officers are:

         NAME                              POSITION
         ----                              --------
         Oleg Logvinov                     President, CEO and a Director
         Kirk Warshaw                      CFO, Treasurer and Secretary


         Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since we merged Miletos into Arkados. Prior to the merger, from February, 2000 to March, 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March, 1998 to February, 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from1996 to 1998, and CEM, Inc from 1991 to 1996. Mr. Logvinov holds a masters degree in electrical engineering from the Technical University of Ukraine (KPI). He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy.

         Kirk Warshaw, CPA was appointed CFO of Arkados in June 2004 and was appointed our CFO, Treasurer and Secretary August 12, 2004. Mr. Warshaw started his career at Deloitte Haskins & Sells (Deloitte & Touch) as a Senior Accountant. Subsequently, Mr. Warshaw was employed in the banking industry, including a position as the CFO of Amerifederal Savings Bank from 1987 to 1990 where he supervised the accounting, retail branches, corporate services, consumer lending, and data processing departments. He was directly responsible for asset / liability, and interest rate risk management; tax, budget, and insurance functions; capital planning, regulatory compliance and financing activities. From 1990 to

1991 he was the bank President and CEO where he resolved numerous non-performing assets and operating problems, prepared business plans, negotiated loan workout plans, and participated in the resolution and sale of the bank. For the last 14 years, he has invested in and served in managerial capacity in a variety of private businesses, including radio stations, an executive recruitment entity, and a firm which provides personal financial planning services. In addition, he acts as a financial and business consultant to several small businesses. Mr. Warshaw, a Certified Public Accountant since 1982, holds a BS in accounting and marketing from Lehigh University.

         CONSULTING AGREEMENT WITH CHAIRMAN OF THE BOARD

         Andreas Typaldos is a principal stockholder and was appointed Chairman of our Board in February, 2005. Although our by-laws provide that the Chairman of the Board's primary responsibilities relate to the conduct of board and stockholder meetings, Mr. Typaldos also serves as a consultant to us on a part-time basis and has a significant impact on our strategic planning, marketing and capital raising activities. He has thirty years of software experience as an entrepreneur and founder/investor of a number of technology companies. In 1997, Mr. Typaldos founded Enikia, LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into our Arkados, Inc. subsidiary in May 2004. Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications. From September 1998 until June 2003, as founder and principal investor, Mr. Typaldos also built a multi-million dollar software consulting business, e-Vantage Solutions, Inc., until that company's consulting activities ended shortly after September 11, 2001. In addition, from September 1999 until December 2001, Mr. Typaldos was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Prior to that, Mr. Typaldos founded his first consulting and software company in 1973 and in 1978, founded a successor company, AxsOne (formerly known as Compuiron), which he took public in 1995 and of which he as President until 1994 and Chairman/CEO until 1996. AxsOne is an international client/server and internet-based enterprise applications software company that supplies Fortune 5000 companies with records and content management and compliance software (i.e., email and Instant Messaging-IM management), as well as financial applications and workflow solutions. Mr. Typaldos has a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research. He also holds a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Our executive offices and Arkados' offices are located at 948 US Highway 22, North Plainfield, NJ 07060. The facility is approximately 1,630 sq. feet, occupied on a month-to-month basis and is adequate for our current activities. We may add to the space or seek larger facilities as our operations expand.


ITEM 3.  LEGAL PROCEEDINGS.

         In December 2004, Robert Dillon, William Simons and Stephen Schuster (the "Plaintiffs") named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our

Arkados subsidiary. We do not believe there is any merit to these claims, but have approached the plaintiff to open settlement discussions. Whether or not the discussions lead to a settlement, such matters could require a significant amount of our management's time and are detrimental to our business. The Plaintiffs allege, among other things, that they are entitled to an equity position in Enikia LLC (the plaintiffs are seeking various forms of equitable relief and unspecified damages. We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.

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


MARKET INFORMATION

         Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the quarter ended August 31, 2005 and each quarter in the years ended May 31, 2005 and May 31, 2004 which information was provided by NASDAQ Trading and Market Services. All amounts have been retroactively adjusted to reflect a 1-for-50 reverse stock split that occurred on November 21, 2003.


Fiscal Year ended May 31, 2006                High Bid               Low Bid
------------------------------                --------               -------
QUARTER ENDED:

August 31, 2005                                 $0.83                 $0.41



Fiscal Year ended May 31, 2005                High Bid               Low Bid
------------------------------                --------               -------
QUARTER ENDED:

May 31, 2005                                    $0.21                 $0.42
February 29, 2005                               $0.80                 $0.50
November 30, 2004                               $1.20                 $0.53
August 31, 2004                                 $3.00                 $0.56



Fiscal Year ended May 31, 2004                High Bid               Low Bid
------------------------------                --------               -------
QUARTER ENDED:

May 31, 2004                                    $2.40                 $0.800
February 29, 2004                               $3.00                 $0.850
November 30, 2003                               $3.50                 $0.035
August 31, 2003                                 $0.06                 $0.031

         The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

HOLDERS
         As of August 31, 2005 we had 162 stockholders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

         The following table sets forth information regarding sales or issuances of our securities without registration under the Securities Act of 1933, as amended.

FISCAL YEARS ENDED MAY 31, 2003 AND 2004

         During the two years ended May 31, 2004 we issued securities without registration under the Securities Act as set forth in the following table (unless otherwise indicated, such sales were solely to accredited investors, without a broker and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 under Regulation D):

==============================================================================
                                                 CONSIDERATION
                                          ============================
                                                         CONVERSION
DATE          TITLE            NUMBER     CASH PRICE   PRICE TO COMMON   NOTES
=====   ==================   ==========   ==========   ===============   =====
10/04   Series A Preferred      139,959       N/A           $.45          (1)
-----   ------------------   ----------   ----------   ---------------   -----
1/03    Series A Preferred       17,500       N/A           $.45          (2)
-----   ------------------   ----------   ----------   ---------------   -----
1/03    Series A Preferred       72,000       N/A           $.45          (3)
-----   ------------------   ----------   ----------   ---------------   -----
1/03    Series A Preferred       17,500       N/A           $.45          (4)
-----   ------------------   ----------   ----------   ---------------   -----
11/03   Common                3,711,860       N/A            N/A          (5)
-----   ------------------   ----------   ----------   ---------------   -----
5/04    Series A Preferred       10,000       N/A           $.45          (6)
-----   ------------------   ----------   ----------   ---------------   -----
5/04    Common                  150,000       N/A            N/A          (7)
-----   ------------------   ----------   ----------   ---------------   -----
5/04    Common                  549,866       N/A            N/A          (8)
-----   ------------------   ----------   ----------   ---------------   -----
5/04    Common               16,090,577       N/A            N/A          (9)
-----   ------------------   ----------   ----------   ---------------   -----
5/04    Common                  883,334     $1.20            N/A          (10)
==============================================================================
(1) Issued in lieu of accrued and unpaid dividends on the Series A Preferred Stock.
(2) Issued to accredited investors to settle cash compensation claims under consulting agreements.
(3) Issued to accredited investors in settlement of claims related to the sale of ValueFlash assets.
(4)  Issued to an officer and director in lieu of salary.
(5)  Issued to an unaffiliated law firm for legal services.
(6) Issued in reliance upon Section 3(a)(9) upon mandatory conversion of Series A Preferred Stock.
(7) Issued to a law firm in which Steven Horowitz is a partner to settle loan payable to Mr. Horowitz of $38,000 and $112,534 of legal fees.
(8) Issued to accredited investors in satisfaction of $1654,000 principal amount of convertible notes and related claims.
(9)  Issued to the shareholders of Miletos in the Merger.
(10) Issued in a private placement to 10 accredited investors. Of the 883,334 shares issued, 766,833 were issued for cash, 41,667 were issued in satisfaction of outstanding debt and 24,834 were issued in satisfaction of consulting fees.

FISCAL YEAR ENDED MAY 31, 2005

         During the period from March 18, 2005 to May 12, 2005 we sold $750,000 principal 10% convertible, extendable notes due June 8, 2005 (the "10% Convertible Notes") to 15 accredited investors, of which 2 were not U.S. residents. We exercised our option to extend the due date of the 10% Convertible Notes by paying an extension fee aggregating $20,000 for the entire issue and paying interest due on the Notes to June 8, 2005. We were able to obtain a further extension of the due date of $712,500 of the principal due on the 10% Convertible Notes to December 8, 2005 by agreeing to pay accrued interest and an extension fee of $22,667 and agreeing to issue 85,000 shares of our common stock to the holders that agreed to the extension. The remaining principal balance of $37,500 was due with interest on September 8, 2005 was paid prior to the expiration of the grace period. We must redeem the 10% Convertible Notes without premium to the extent of 33% of the proceeds from the sales of securities exceeding $1,000,000. Principal and accrued interest on the 10% Convertible Notes is convertible at the holders' option into shares of our common stock only after an event of default, as defined in the 10% Convertible Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the our common stock. The 10% Convertible Notes were issued with three year common stock warrants exercisable for $0.67 per share in the basis of one warrant for each $1 of principal. We paid a 10% commission, $11,000 of expenses, issued warrants identical to those issued to investors and shares of our common stock (on the basis of one warrant and one half share for each $10 of principal sold) to a foreign investment bank and an NASD registered broker-dealer as compensation for the offering. There was no public solicitation in connection with the offering. The offering was made only to accredited and investors and is claimed to be exempt under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and, as to certain investors Regulation D and for transactions not involving a public offering and Regulation S for offerings not to U.S. Persons.

         During the period from June 1, 2005 to May 31, 2005, we issued securities without registration under the Securities Act as set forth in the following table (unless otherwise indicated, such issuances were solely to accredited investors and were made in reliance on Section 4(2) or 4(6) of the Securities Act, and Rule 506 thereunder):

==============================================================================
                                                 CONSIDERATION
                                          ============================
                                                         CONVERSION
DATE          TITLE            NUMBER     CASH PRICE   PRICE TO COMMON   NOTES
=====   ==================   ==========   ==========   ===============   =====
8/04         Common            550,000        N/A            N/A          (1)
-----   ------------------   ----------   ----------   ---------------   -----
10/04        Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
11/04        Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
12/04        Common             15,000        N/A            N/A          (3)
-----   ------------------   ----------   ----------   ---------------   -----
12/04        Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
1/05         Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
2/05         Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
3/05         Common              5,000        N/A            N/A          (2)
-----   ------------------   ----------   ----------   ---------------   -----
4/05         Common              5,000        N/A            N/A          (2)
==============================================================================

(1) Issued to non-affiliates for various consulting activities, past office rent and engineering services.
(2)  Issued to a marketing consultant at the rate of 5,000 shares per month.
(3) Issued to the placement agent in connection with the placement of $750,000 principal amount of 10% Convertible Extendable Notes, described below.

         In March 2004, we issued 1,150,000 shares to an accredited investor to finance investor relations services and in January 2005, we terminated the agreement and cancelled all but 100,000 of the shares issued.

         We sold 9.865 units, consisting of notes and warrants (the "Units") to eight accredited investors in a private placement and received gross proceeds of $986,500 during the period from June 7, 2005 to August 31, 2005. Each Unit consists of $100,000 principal amount of a total authorized $2.4 million of our 6% convertible subordinated promissory notes due July 7, 2007 (the "6% Notes") and 14,286 detached warrants to purchase a like number of our common stock for $0.35 per share. We have agreed to extend the offering until September 22, 2005 but may terminate the offering at any time. The offering of 6% Notes, warrants and shares of our common stock issuable upon the possible conversion and exercise, respectively, have not been registered under the Securities Act of 1933, as amended (the "Securities Act") and may not be offered or sold by the investors without an effective registration of such offers and sales under the Securities Act or the availability of an applicable exemption from such registration requirements. We sold he Units through a registered broker-dealer acting as placement agent. Sales were made to accredited investors for $100,000 per Unit in reliance on and Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D, thereunder. The placement agent received a 10% commission, reimbursement of a portion of its expenses and was issued five year warrants to purchase shares of our common stock for $0.65 per share on the basis of 21,428 such warrants for each Unit sold, or an aggregate of 211,280 warrants.

         Each of the investors entered into a securities purchase agreement with the Company substantially in the form incorporated by reference into this report as an exhibit. In addition to routine representations, warranties and covenants, contained in the several securities purchase agreements, the agreements require that we include the Common Stock issuable upon the possible conversion of the Notes and exercise of the Warrants in any registration statement under the Securities Act of 1933, as amended (the "Securities Act") that we file, with the exception of filings on Form S-8 for compensation plans or Form S-4 relating to certain mergers or acquisitions. These registration provisions require us to pay the investors' expenses relating to such registrations and indemnify the investors from certain damages and liabilities, including legal fees, arising from any untrue or allegedly untrue statement or omission of material fact in such registration statement. In the opinion of the Securities and Exchange Commission, to the extent that such liabilities arise under the Securities Act, these indemnification provisions are against public policy and are therefore unenforceable.

         The following are only summaries of the terms of the Notes and Warrants and are qualified by reference to the form of such documents, which are filed as exhibits to this report.

         6% Notes
         --------

         The 6% Notes are part of an aggregate of $2.4 million principal amount of such notes authorized for sale to accredited investors and:

         o are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance increasing to 12% per annum from an event of default (as defined in the 6% Notes);

         o are our unsecured obligations and will be subordinated to senior secured loans we receive (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution's business;

         o are convertible (subject to certain conditions described below) into shares of our common stock; and

         o may be redeemed by us in certain limited circumstances described below prior to maturity.

         During a period or periods of twenty trading days following a five consecutive trading day period in which the closing bid price of shares of our common stock equal or exceeds a Trigger Price (defined in the 6% Notes), subject to the holder tendering a minimum percentage (the "Minimum Percentage") of the principal amount of the 6% Notes held by him, the principal and interest due on 6% Notes is convertible into the number of shares of our common stock, at the option of the holder, determined by dividing the principal amount being converted (plus all accrued and unpaid interest) by a conversion price corresponding to the Trigger Prices and Minimum Percentages, as follows:

         Trigger     Trigger Price      Minimum Percentage      Conversion Price
         -------     -------------      ------------------      ----------------
            A           $1.50                   50%                   $1.125
            B           $2.25                  100%                   $1.575

         When the closing bid price of shares of our common stock equals or exceeds the B Trigger price for five consecutive trading days, the right to convert at the A Conversion Price and the Minimum Percentage will be suspended until such time as the closing bid price for shares of our common stock is less than the B Trigger Price.

         If the closing bid price of shares of our common stock equal or exceeds the B Trigger for 20 consecutive trading days with trading volume exceeding 20,000 shares per day, we may for a period of 10 trading days and subject to the additional conditions set forth in the next paragraph, force conversion of the outstanding 6% Notes into shares of our common stock at the B Trigger Price.

         We may call the 6% Notes for redemption, in whole or in part, by lot or pro rata, subject to the conditions set forth in the Notes, upon not less than 20 or more than 45 days written notice for 120% of the principal amount, plus accrued interest. Such conditions include:

         o the market price of shares of our common stock equaling or exceeding the A Trigger for 20 consecutive trading days preceding a call with trading volume exceeding 20,000 shares per day; and

         o the holders' having the right to convert the principal and interest on the 6% Notes into shares of our common stock which are then the subject of an effective registration statement and there being set aside funds to pay the redemption price.

         Our obligation to pay principal and interest on the 6% Notes, as well the additional obligation to pay the 6% Notes holders' expenses of collection, may be accelerated in the event of default as defined in the 6% Notes, including failing to make payments of principal and interest on the 6% Notes when due, certain events of insolvency and related proceedings, an unremedied breach of a material representation, warranty or covenant contained in the Securities Purchase Agreements and the entry of a judgment against us or our property in an amount of $200,000 or more which is not paid, vacated or bonded within 60 days of entry.

         Warrants
         --------

         The Warrants issued as part of the Units permit the holder to purchase one of our Common Shares for $0.35 until July 7, 2010. The Warrants have a "net exercise" provision that permits the holder to convert the Warrants into Common Shares, but such feature may only be used if the Company fails to include the shares underlying the Warrants in a registration statement prior to July 7, 2006.

         Price Adjustments
         -----------------

         Each of the relevant prices relating to the conversion and redemption of the 6% Notes and the exercise of the Warrants are the subject of adjustments to prevent dilution in the event of one or more common stock splits, stock dividends and similar events.

RECENT ISSUANCES

         The requisite holders of more than half of 883,334 shares of our common stock issued in a private placement in May 2004, agreed to settle an aggregate of $190,800 of accrued and unpaid penalties for the failure to register such shares in exchange for the issuance of up to 381,600 shares of our common stock (i.e at the rate of $0.50 of penalty waived per share). Under the terms of the Purchase Agreements entered into with the holders in 2004, a majority of the holder may consent to the amendment of the registration provisions of such agreements. The holder will represented that they are accredited investors and that they are acquiring the penalty shares as an investment and not for resale. The offering was made only to accredited and investors and is claimed to be exempt under Section 4(2) and 4(6) of the Securities Act of 1933, as amended, and, as to certain investors Regulation D and for transactions not involving a public offering and Regulation S for offerings not to U.S. Persons.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB for the period ended May 31, 2005, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PLAN OF OPERATION

         We are a semiconductor company engaged in research and development activities focused on the segment of the industry that provides the technology and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug." HomePlug's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados is also a member of newly created IEEE P1901 group that is focused on the standardization of the powerline communication technology.

         Miletos, Inc. was organized to acquire the assets and business of Enikia, LLC through a public foreclosure sale on March 23, 2004. The assets and certain liabilities acquired at the sale have been recorded at historical cost basis. The new entity, Miletos, Inc. was predominately owned by a control group, which was the group controlling Enikia, LLC and ultimately the same group which group which now controls a majority of the voting stock of CDKNET.com, Inc. following the merger ("Merger") of Miletos with our subsidiary. Our subsidiary changed its name to "Arkados, Inc." immediately subsequent to the Merger.

         The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception. The two years of historical financials that have been presented for reporting purposes include Enikia, LLC, since the control group of shareholders are predominately the same as they were prior to the aforementioned public foreclosure sale (June 1, 2002 to May 31, 2003 and June 1, 2003 to March 23, 2004 of Enikia, LLC) as they were after the foreclosure sale (March 24, 2004 to May 31, 2004 of Miletos, Inc.) and such controlling shareholders became our majority shareholders as a result of the Merger. The statement of operations presented for the periods following the public foreclosure sale on March 23, 2004, have been double barred analogous to fresh start accounting.

         The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The Merger was completed according to the terms of the Agreement and Plan of Merger dated as of May 7, 2004 by and among CDKNet.Com, Inc., CDK Merger Corp., Miletos, and certain majority shareholders of Miletos. Under the Merger Agreement, we also issued an additional 250,000 shares of common stock to certain former holders of Miletos stock which are placed in escrow. Since we have not received claims for a breach of representation or warranties under the Merger Agreement, the shares will be returned and cancelled. The same former Miletos shareholders also placed 1,155,000 of the 16,090,577 shares issued in the Merger in escrow to cover any indemnification liabilities they may have. In addition 3,734,642 stock options were issued to former employees of Enikia and consultants at prices ranging from $.01 to $1.20 per share. We also raised $1,000,200 through the sale of equity for working capital.

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


THE 10 MONTH 3 WEEK PERIOD ("THE STUB PERIOD") ENDED MARCH 23, 2004

         Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we have not had any recurring revenues. No revenue or income of any nature was recognized during the Stub Period.

         General and administrative expenses during the Stub Period were $2.625 million. The expenses incurred consisted largely of personnel related expenses, professional fees, depreciation, amortization, and penalties and late charges. Research and development expenses for the Stub Period were $37,000. Interest expense for the Stub Period was $1.091 million.

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

THE YEAR ENDED MAY 31, 2005

         Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we did not have any recurring revenues for the 2005 Fiscal Year.

         During the Year ended May 31, 2005, we had revenues of $832,910 which were realized as the result of achieving certain benchmarks in a long term arrangement for product development and supply with one client. We recorded $599,620 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on estimates determined by management. Total operating expenses for the twelve month period were $6,878,000, of which $4,540,661 were non-cash expenses. The most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $436,224 for the year, however, a substantial portion of our administrative expenses relate to product development. Of total operating expenses, $4.85 million was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal source of operating capital during the Stub Period, the Remaining Period of Fiscal Year 2004 and the Year ended May 31, 2005 has been provided in the form of loans and from the issuance of stock to investors in a private placement. Our revenue from operations has been pursuant to the Development Agreement between Arkados and Leviton Manufacturing Co. Inc. Leviton agreed to pay Arkados $1.194 million based on the achievement of certain milestones. Of this amount, we had realized $830,000 by May 31, 2005. Based upon our anticipated expenses, future payments from Leviton will not exceed our projected operating expenses and planned capital expenditures.

         Accordingly, we are dependent upon future loans from our present stockholders or management and the issuance of additional equity or debt securities. There can be no assurances that our present stockholders or management will make any loans to finance our operations and capital expenditures or that any placement efforts will be successful. At May 31, 2005, we had cash of $9,681 and negative working capital of $3.8 million.

         Our present material commitments are to employees, professional and administrative fees, a portion of the past due payroll tax obligations of Enikia which were assumed pursuant to the Merger Agreement, and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

COMMITMENTS

         We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2005.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have any off balance sheet arrangements.



ITEM 7.  FINANCIAL STATEMENTS.

         Our financial statements are filed under this Item 7, beginning on page 38 of this report.

                        CDKNET.COM, INC. AND SUBSIDIARIES
                          DEVELOPMENT STAGE ENTERPRISE



                                    CONTENTS
================================================================================


                                                                           Page
                                                                          ------


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   38, 39


CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                                40

Consolidated Statement of Operations                                      41

Consolidated Statement of Changes in Stockholders' Deficit                42

Consolidated Statement of Cash Flows                                      43



NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                            44-55

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. (A Development Stage Enterprise) as of May 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period June 1, 2003 to March 23, 2004 and for the period March 24, 2004 (inception) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CDKNET.COM, Inc. as of May 31, 2004, and the results of its operations and cash flows for the period June 1, 2003 to March 23, 2004 and for the period March 24, 2004 (inception) to May 31, 2004 in conformity with generally accepted accounting principles in the United States.

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




                                                    RADIN, GLASS & CO, LLP

                                                    /s/ Radin, Glass & Co., LLP

                                                    Certified Public Accountants

New York, New York
August 26, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CDKNET.COM, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of CDKNET.COM, Inc. (A Development Stage Enterprise) as of May 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended May 31, 2005 and for the period March 24, 2004 (inception) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 24, 2004 (inception) to May 31, 2004 reflect total revenues and a net loss $ 0 and $693,833, respectively of the cumulative totals. The other auditors' report has been furnished to us and our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

         We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2005, and the results of its operations and cash flows for the year then ended May 31, 2005 and for the period March 24, 2004 (inception) to May 31, 2005 in conformity with generally accepted accounting principles in the United States.

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

                                                  SHERB & CO, LLP

                                                  /s/ Sherb & Co, LLP

                                                  Certified Public Accountants

New York, New York
September 16, 2005

                                CDKNET.COM, INC.
                           CONSOLIDATED BALANCE SHEET
                        (A DEVELOPMENT STAGE ENTERPRISE)



                                                                      MAY 31,
                                                                       2005
                                                                   ------------
                                     ASSETS

CURRENT ASSETS:
     Cash                                                          $      9,681
     Accounts receivable                                                 24,420
     Earned revenue not yet billed                                      177,840
     Prepaid assets                                                      37,967
                                                                   ------------
         Total Current Assets                                           249,908

DEFERRED FINANCING COSTS                                                  8,778

EQUIPMENT, NET                                                            5,147

INTANGIBLE ASSETS, NET                                                  228,330


                                                                   ------------
                                                                   $    492,163
                                                                   ============



                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
     Accrued expenses and other liabilities                        $    823,101
     Payroll taxes and related penalties and interest payable         1,815,544
     Related party note                                                 668,021
     Convertible Debentures                                             750,000
                                                                   ------------
         Total Current Liabilities                                    4,056,666


COMMITMENTS & CONTINGENCIES                                                  --

STOCKHOLDERS' DEFICIENCY
     Convertible Preferred Stock - $.0001 par value; 5,000,000
        shares authorized, zero shares outstanding
     Common stock, $.0001 par value; 100,000,000 shares
        authorized, 23,201,667 issued and outstanding                     2,320

     Additional paid-in capital                                      13,232,879
     Treasury Stock                                                     (16,000)
     Unearned compensation                                             (811,237)
     Accumulated Deficit                                            (15,972,465)
                                                                   ------------
         Total Stockholder's deficiency                              (3,564,503)
                                                                   ------------
                                                                   $    492,163
                                                                   ============



                 See notes to consolidated financial statements.

                                CDKNET.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (A Development Stage Enterprise)



                                                                                   CUMULATIVE DURING
                                    FOR THE PERIOD  FOR THE PERIOD                  THE DEVELOPMENT
                                     JUNE 1, 2003   MARCH 24, 2004    YEAR ENDED   STAGE (MARCH 24,
                                     TO MARCH 23,   (INCEPTION) TO      MAY 31,     2004 TO MAY 31,
                                         2004        MAY 31, 2004        2005            2005)
                                     ------------    ------------    ------------    ------------
NET SALES                            $         --    $         --    $    832,910    $    832,910

COST OF GOODS SOLD                             --              --         599,620         599,620
                                     ------------    ------------    ------------    ------------

GROSS PROFIT                                   --              --         233,290         233,290

Research and Development Expenses              --              --         436,224         436,224
General and Adminstrative Expenses      2,625,957         693,833       6,442,164       7,135,997
                                     ------------    ------------    ------------    ------------

NET LOSS FROM OPERATIONS               (2,625,957)       (693,833)     (6,645,098)     (7,338,931)

OTHER INCOME (EXPENSES):

INTEREST INCOME (EXPENSE)              (1,091,269)             --        (356,267)       (356,267)
                                     ------------    ------------    ------------    ------------

NET LOSS BEFORE INCOME TAXES           (3,717,226)       (693,833)     (7,001,365)     (7,695,198)

PROVISION FOR INCOME TAXES                     --              --              --              --
                                     ------------    ------------    ------------    ------------

NET LOSS                             $ (3,717,226)   $   (693,833)   $ (7,001,365)   $ (7,695,198)
                                     ============    ============    ============    ============

NET LOSS PER SHARE                   $    (667.49)   $      (0.28)   $      (0.30)
                                     ============    ============    ============

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING - BASIC and DILUTED             5,569       2,504,517      23,174,359
                                     ============    ============    ============



                 See notes to consolidated financial statements.

                                 CDKNET.COM, INC
               CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
                        (A DEVELOPMENT STAGE ENTERPRISE)



                              PREFERRED STOCK      COMMON STOCK      ADDITIONAL                                           TOTAL
                              ---------------  -------------------    PAID IN     ACCUMULATED  TREASURY    UNEARNED    STOCKHOLDERS
                              SHARES   AMOUNT    SHARES     AMOUNT    CAPITAL       DEFICIT      STOCK   COMPENSATION    DEFICIT
                              ------  -------  ----------  -------  -----------  ------------  --------  ------------  ------------
Balance as of May 31, 2003        --  $    --       5,569  $ 5,569  $13,880,369  $(31,153,872) $     --  $         --  $(17,267,934)

Net income (June 1, 2003 to
March 23, 2004)                                        --                          (3,717,226)                           (3,717,226)
                              ------  -------  ----------  -------  -----------  ------------  --------  ------------  ------------

Balance as of March 23, 2004      --       --       5,569    5,569   13,880,369   (34,871,098)       --            --   (20,985,160)
                              =====================================================================================================

Balance as of March 24, 2004
- post foreclosure sale           --       --       5,569    5,569    1,988,185    (8,277,267)                           (6,283,513)

Effect of Reorganization and
Merger - May 24, 2004                          21,473,364   (3,422)   4,105,180                 (16,000)                  4,085,758

Sale of shares pursuant to
PPM                                               841,666       84      950,116                                             950,200

Issuance of shares for
settlement of debts                               181,068       18      168,185                                             168,203

Issuance of options for
services                                                              4,086,164                            (4,086,164)            0

Amortization of unearned
compensation                                                                                                  359,537       359,537

Net loss (March 24, 2004 to
May 31, 2004)                                                                        (693,833)                             (693,833)
                              ------  -------  ----------  -------  -----------  ------------  --------  ------------  ------------

Balance as of May 31, 2004        --       --  22,501,667    2,250   11,297,829    (8,971,100)  (16,000)   (3,726,627)   (1,413,647)
                              ------  -------  ----------  -------  -----------  ------------  --------  ------------  ------------

  Shares issued for services                      575,000       58      724,753            --        --            --       724,811

  Debt converted to equity                        125,000       13       75,483            --        --            --        75,496

  Issuance of options for
  services                                             --       --      900,461            --        --      (702,292)      198,169

  Valuation of equity rights
  and beneficial conversion
  features of debt raise                               --       --      234,353            --        --            --       234,353

  Amortization of unearned
  compensation                                         --       --           --            --        --     3,617,681     3,617,681

  Net loss                                                                         (7,001,365)                           (7,001,365)
                              ------  -------  ----------  -------  -----------  ------------  --------  ------------  ------------
Balance as of May 31, 2005        --  $    --  23,201,667  $ 2,320  $13,232,879  $(15,972,465) $(16,000) $   (811,238) $ (3,564,503)
                              ======  =======  ==========  =======  ===========  ============  ========  ============  ============

                 See notes to consolidated financial statements.

                                CDKNET.COM, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (A Development Stage Enterprise)



                                                                                                                 CUMULATIVE DURING
                                                                   FOR THE PERIOD  FOR THE PERIOD                 THE DEVELOPMENT
                                                                    JUNE 1, 2003      MARCH 24,      YEAR ENDED   STAGE (MARCH 24,
                                                                    TO MARCH 23,  2004 (INCEPTION)     MAY 31,     2004 TO MAY 31,
                                                                        2004       TO MAY 31, 2004      2005           2005)
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                         $ (3,717,226)   $   (693,833)   $ (7,001,365)   $ (7,695,198)
   Adjustments to reconcile net loss to net cash provided
      by (used) in operating activites:
        Depreciation and Amortization                                    146,778          21,558         110,579         132,137
        Common stock and warrants issued for services                                    359,537       4,540,661       4,900,198
        Warrants and Beneficial Conversion Rights with Debt                                   --         234,353         234,353
        Accounts receivable                                               20,000              --         (24,420)        (24,420)
        Prepaid and Deferred expenses                                    (45,833)          8,333          (8,778)           (446)
        Other current assets                                                                  --        (178,306)       (178,306)
        Accounts payable and accrued expenses                          1,610,699         184,869         (42,595)        142,274
                                                                    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED) IN OPERATING ACTIVITIES                   (1,985,582)       (119,536)     (2,369,871)     (2,489,408)
                                                                    ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of capital expenditures and Patents                   (140,499)             --        (101,863)       (101,863)
                                                                    ------------    ------------    ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                                   (140,499)             --        (101,863)       (101,863)
                                                                    ------------    ------------    ------------    ------------

CASH PROVIDED BY FINANCING ACTIVITIES:
        Proceeds from notes payable                                       50,000              --              --              --
        Issuance of Debentures                                            53,523              --         750,000         750,000
        Repayment of related party debt                                       --         (50,000)             --         (50,000)
        Loan payable - related party                                   2,021,746              --         668,021         668,021
        Conrtribution of capital                                              --       1,232,646              --       1,232,646
                                                                    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,125,269       1,182,646       1,418,021       2,600,667
                                                                    ------------    ------------    ------------    ------------

NET DECREASE IN CASH                                                        (812)      1,063,110      (1,053,713)          9,396

CASH, beginning of the period                                              1,097             285       1,063,394             285
                                                                    ------------    ------------    ------------    ------------

CASH, end of the period                                             $        285    $  1,063,395    $      9,681    $      9,681
                                                                    ============    ============    ============    ============


Supplemental disclosures of cash flow information:
        Cash paid during the year for interest                      $         --    $         --    $         --
        Cash paid for taxes                                                   --              --              --
Non cash financing activities:
        Common stock & warrants issued for services                 $         --    $  4,086,164    $  1,625,214
        Warrants issued with debt & beneficial conversion
          feature rights                                            $         --              --         234,353
        Conversion of debt for equity                                         --    $     50,000    $     75,496


                 See notes to consolidated financial statements.

                         CDKNET.COM, INC. & SUBSIDIARIES
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
                        YEARS ENDED MAY 31, 2005 AND 2004

1.       DESCRIPTION OF BUSINESS
         -----------------------

         CDKNET.com, Inc. and subsidiaries (the "Company"), pursuant to an "Agreement and Plan of Merger", ("the Merger Agreement") dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary, CDK Merger Corp., with Miletos, Inc. CDK Merger Corp. was renamed "Arkados, Inc." Since CDKNET.com, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies.

         Miletos, Inc. was a newly established entity, which acquired the assets and business of Enikia, LLC in a public foreclosure sale on March 23, 2004 in exchange for the forgiveness of $4,000,000 of secured debt and the assumption of certain outstanding liabilities. The assets and certain liabilities acquired at the foreclosure sale have been recorded at historical cost basis. The new entity, Miletos, Inc. was predominately owned by a controlled group, which was the same controlled group of Enikia, LLC and the same group became majority holders.

         The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception. The historical financials that have been presented for reporting purposes to the Securities and Exchange Commission include Enikia, LLC, since the controlled group of shareholders are predominately the same as they were both prior (June 1, 2003 to March 23, 2004 of Enikia, LLC) and subsequent to the aforementioned foreclosure sale (March 24, 2004 to May 31, 2004 of Miletos, Inc.), in addition to the period after the merger with CDKNET.com, Inc. The statement of operations presented for the period after the foreclosure sale on March 23, 2004, have been double barred analogous to fresh start accounting.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $3,717,226, $693,833, and $7,001,365 for the stub period June
                1, 2003 to March 23, 2004, for the stub period March 24 to May 31, 2004, and the year ended May 31, 2005 respectively. Additionally, the Company had a net working capital deficiency and shareholders' deficiencies at May 31, 2004 and 2005, and negative cash flow from operations for the years ended May 31, 2005, 2004 and 2003. The Company is also in arrears in the payment of payroll taxes for periods dating back to 2002. Payment schedules and agreements are currently being negotiated with the IRS and various local and state taxing authorities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Principles of consolidation - The consolidated financial statements include the accounts of CDKNET.com, Inc., and it's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

         e. Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value.

         f. Revenue Recognition - The Company records revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone has been partially earned, the Company records such progress billings as "Revenues earned not yet billed". Such revenues are billable under the terms of the arrangement once the milestone been fully completed. The Company also monitors their estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. An allowance for doubtful accounts would be recorded when the Company estimates such provision is warranted. Currently, management believes all of such receivables are collectible.

         g. Advertising Costs - All advertising costs, are expensed as incurred.

         h. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of approximately 4.7 million vested stock options and warrants would be antidilutive.

         i. Stock Options - We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise price of the underlying shares, compensation expense is recorded. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

                If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                                                            For the period    For the period        For the
                                                            ended March 23,    March 24, to       year ended
                                                                 2004          May 31, 2004      May 31, 2005
                                                             ------------      ------------      ------------
                Net loss available to common
                shareholders, as reported                    $ (3,717,226)     $   (693,833)     $ (7,001,365)

                Add: Stock-based compensation expense
                included in the reported net income, net of related tax effects

                Deduct: Stock-based compensation, net of
                tax                                                     0                 0          (605,059)
                                                             ------------      ------------      ------------
                Net loss available to common
                shareholders, pro-forma                      $ (3,717,226)     $   (693,833)     $ (7,606,424)
                                                             ============      ============      ============

                Basic earnings per share:
                As reported -                                $    (667.49)     $       (.28)     $       (.30)
                Pro-forma -                                  $    (667.49)     $       (.28)     $       (.33)

                The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

                In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      For Years Ended May 31,
                                                      2005               2004
                                                      ----               ----
                Risk free interest rate              5.125%              3.75%
                Expected life                       4 years             5 years
                Dividend rate                         0.00%              0.00%
                Expected volatility                  64.74%              50.0%


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

         FASB 153 - Exchanges of Nonmonetary Assets

         In December 2004, the FASB issued FASB Statement No. 153. This Statement addresses the measurement of exchanges of nonmonetary asstes. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similiar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         FASB 123 (revised 2004) - Share-Based Payments

         In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans.

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

         The effective date for public entities that do not file as small business issuers will be as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123.

         FASB 154 -  Accounting Changes and Error Corrections

         In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of this Statement is issued. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

         FIN 47 - Accounting for Conditional Asset Retirement Obligations

         In March 2005, the Financial Accounting Standards Board ("FASB") issued interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN No. 47"). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, "Accounting for Assets Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted .

3.       CONCENTRATION OF CREDIT RISK
         ----------------------------

         The Company's accounts receivable were concentrated 100% with one customer.

         The Company, periodically may have cash in excess of $100,000, the Federal Deposit Insurance Corp. "FDIC" insurable limit. As of May 31, 2005 there were no funds in any uninsured bank account.

4.       EQUIPMENT
         ---------

         At May 31, 2005 equipment consists of the following:


                Equipment                             $    6,869
                                                      ----------

                Total                                      6,869

                Less: Accumulated depreciation
                and amortization                          (1,723)
                                                      ----------

                Net                                   $    5,146
                                                      ==========

         Depreciation expense for the year ended May 31, 2005 was $4,508.

5.       INTANGIBLE ASSETS - PATENTS
         ---------------------------

         The Company owns 45 patents and patents pending, which are currently, being used in the development of the Company's products. As of May 31, 2005, the Company had recorded $233,596 of accumulated amortization. The annual amortization of such intangible assets approximates $106,000 per year for the next two years.

6.       PAYROLL TAX LIABILITIES
         -----------------------

         Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference assumed by the major shareholder of the Company. Currently, there is $1,815,544 due and outstanding to both the federal and state tax authorities for delinquent payroll taxes, penalties and interest. Both federal and state regulatory authorities are seeking such payments in arrears plus penalties and interest from either the majority shareholder / member of the former Enikia or the entity Enikia. The Internal Revenue Service and The State of New Jersey are currently negotiating with the majority shareholder for a payment plan of an agreed upon amount to be paid for such delinquent federal and state withholding taxes due and outstanding.

7.       ACCRUED EXPENSES AND OTHER LIABILITIES
         --------------------------------------

         As of May 31, 2005, accrued expenses and other liabilities consist of the following:

         Accrued Penalties - stock registration             $  190,800
         Accrued professional fees                              96,062
         Accrued technical and engineering fees                 99,966
         Association Dues                                       50,000
         Liabilities assumed per merger agreement              343,444
         Other accrued expenses                                 42,829
                                                            ----------
                                                            $  823,101
                                                            ==========

8.       RELATED PARTY NOTE AND CONVERTIBLE DEBENTURES
         ---------------------------------------------

         a. Prior to the Merger, amounts included in Loans payable to member/shareholder bear interest at 12% per annum and the principal plus accrued interest is due on demand. These loans were made by two individuals with informal financing arrangements. One individual loaned Enikia $550,000. A second individual, who was a majority shareholder, loaned $11,116,803 to Enikia in irregular increments on an "as needed" basis. This second individual formed Miletos, Inc. and contributed the right to collect $11,116,803 from Enikia to Miletos as a capital contribution. Miletos purchased the assets and business of Enikia at the foreclosure sale on March 23, 2004 for $4,000,000 of such indebtedness outstanding.

                The $4,000,000 of debt and liabilities assumed were recorded as liabilities of Miletos, Inc. The accounting of the assets and liabilities were recorded at carryover basis, since the majority owner and debt holder of Enikia LLC continued to be the major shareholder of Miletos, Inc.

                The summarized balance sheet of Miletos, Inc. on March 24, 2004 was as follows:

                Cash                                   $        285
                Prepaid assets                               45,833
                                                       ------------
                Total current assets                         46,118
                Fixed Assets                                  8,889
                Intangible Assets                           254,861
                                                       ------------
                                                       $    309,868

                Accrued liabilities                       $ 690,622
                Payroll taxes                             1,858,598
                Due to shareholder                        4,000,000
                                                       ------------
                Total current liabilities                 6,549,220
                Stockholders deficit
                Common stock                              1,988,185
                Accumulated deficit                     (8,227,537)
                                                       ------------
                                                       $    309,868
                                                       ============

                The $4,000,000 of shareholder debt was recorded as a capital contribution to consummate the merger on May 24, 2004.

         b. During fiscal 2005, the Company borrowed $500,000 from certain of its existing shareholders for working capital needs. The Company executed a note with these shareholders evidencing its obligation to them. The notes, recorded as Related Party Debt, bears interest at 6% per annum and contain an option to convert the principal and accrued interest thereon into Common Stock, or warrants to obtain Common Stock, of the Company at a $1.25 per share. If certain future events occur, the conversion price may decrease. No expense has been recorded for the beneficial conversion feature, since such conversion price is always at or above market. The notes' maturity date is the earlier of October 15, 2005, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to this Note or other loans from Lender to Borrower), or the date that the entire principal amount and interest on this Note shall become due and payable by reason of acceleration due to the occurrence of an event of default, as defined in the Note.

         c. During the fiscal 2005, the Company borrowed another $147,500 from certain of its existing shareholders for working capital needs. The Company executed a note with these shareholders evidencing its obligation to them. The notes, recorded as Related Party Debt, bear interest at 6% per annum. The notes' maturity date is the earlier of October 15, 2005, when the Borrower has raised gross proceeds of $500,000 (not including securities of Borrower purchased by Lender, additional advances pursuant to the notes or other loans from such shareholders to the Company), or the date that the entire principal amount and interest becomes due and payable by reason of acceleration due to the occurrence of an event of default.

         d. A total of $20,521 of accrued interest on these related party notes has been included with these obligations on the balance sheet.

         e. During the period from March 18, 2005 to May 12, 2005, the Company obtained $750,000 of 10% convertible extendable debt due June 8, 2005 (the "10% Notes"). The due date of the 10% Notes may be extended at the Company's option by payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company may redeem the 10% Notes prior to maturity for 120% of the principal, plus accrued interest and must redeem the 10% Notes without premium to the extent of 33% of the proceeds from the sales of securities exceeding $1,000,000. Principal and accrued interest on the 10% Note is convertible at the holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with 750,000 of three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal purchased. In addition the Company issued one tenth warrant and one half share of common stock for each $10 of principal was issued to the placement agents as part of the placement compensation.. The warrants and beneficial conversion features were valued at $234,143 and expensed in fiscal 2005, since such debt matured on June 8, 2005. The 10% Notes were extended to September 8, 2005 for a $20,000 fee. Most of such 10% Notes were extended a second time. See Subsequent Event footnote.

9.       INCOME TAXES
         ------------

         At May 31, 2005, the Company has available unused net operating loss carryovers approximately $14,000,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.


                                                       2005
                                                   ------------
         Deferred tax asset:

               Net operating loss carryforward     $  4,900,000

               Valuation allowance                   (4,900,000)
                                                   ------------
         Net deferred tax asset                    $       --
                                                   ============

         A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                                            Period
                                                         Year Ended        March 24,          Period
                                                           May 31,          2004 to       June 1, 2003 to
                                                            2004          May 31, 2004     March 23, 2004
                                                        ------------      ------------      ------------
    Statutory federal income tax benefit                    35%                35%                35%
    Permanent timing differences - equity rights
                                                           (25%)
    Income tax benefit not utilized                        (10%)              (35%)              (35%)
    Actual tax benefit                                      --                 --                 --

         The Company has had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

10.      SHAREHOLDERS' DEFICIENCY
         ------------------------

         a. On May 7, 2004, CDKNET.com, Inc and Miletos entered into an "Agreement and Plan of Merger" ("the Merger Agreement"). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

         b. In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to a law firm affiliated with the former CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued of $51,539 for 549,866 shares of common stock.

         c. Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company's restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

         d. The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,334 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,334 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

         e. The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185. The major shareholder continues to negotiate for the allocation of additional shares to satisfy a separate assumed liability for services previously rendered to Enikia for capital transaction services. The recorded estimated value of such services yet to be negotiated is $700,000.

         f. During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811

         g. During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

         h. The Company recorded $234,143 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured on June 8, 2005, hence predominately all of such interest expense was recorded in fiscal 2005.

         i. In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

11.      STOCK-BASED COMPENSATION
         ------------------------

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

         Stock option and warrant activity for the year ended May 31, 2004 for warrants and qualified and unqualified stock options are summarized as follows:

                                                                   Weighted
                                                                    Average
                                                   Shares        Exercise Price
                                                ------------      ------------
                Outstanding at May 31, 2003          168,270      $       1.14
                     Granted                       3,734,642              --
                     Exercised                          --
                     Expired or cancelled             (8,770)              .20
                                                ------------      ------------
                Outstanding at May 31, 2004        3,894,142      $        .79
                     Granted                       3,155,000              1.39
                     Exercised
                     Expired or cancelled           (131,500)            57.19
                                                ------------      ------------
                Outstanding at May 31, 2005        6,092,642      $        .75
                                                ============      ============

                Information, at date of issuance, regarding stock option grants during the year ended May 31, 2005.

                                                                    Weighted-       Weighted-
                                                                     Average         Average
                                                                     Exercise         Fair
                                                        Shares         Price          Value
                                                       ---------------------------------------
         Year ended May 31, 2005
         Exercise price exceeds market price           2,480,000     $      .98     $      .61
         Exercise price equals market price                 --             --             --
         Exercise price is less than market price        675,000     $      .65     $      .63

         The following table summarizes information about warrants and options outstanding and exercisable at May 31, 2005:

                                                       Outstanding and exercisable
                                    ---------------------------------------------------------------
                                                          Weighted-
                                                           average    Weighted-
                                                          remaining    Average
                                       Number                life      Exercise          Number
                                     Outstanding           in years     Price          Exercisable
                                    ---------------------------------------------------------------
           Range of exercise prices:
           $.01 to $1.00                3,709,644           8.02       $   .27            2,659,645
           $1.01 - $5.00                2,354,998           7,52          1.20            1,971,665
           $5.01 - $40.00                  28,000           1.36         26.70               28,000

                                    --------------                                    --------------
                                        6,092,642                                         4,659,310
                                    ==============                                    ==============

         The compensation expense attributed to the issuance of the non-employee stock options and warrants will be recognized as they are earned. These stock options and warrants are exercisable for three to ten years from the grant date.

         The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

12.      COMMITMENTS AND CONTINGENCY
         ---------------------------

         a. The Company leases office space on a month to month basis. There are no material rental or lease commitment arrangements as of May 31, 2005.

                Total rental expenses for the years ended May 31, 2005 and 2004 was approximately $40,600 and $40,000, respectively.

         b. The Company and its' subsidiary, Arkados, have entered into employment agreements with all of the employees of Arkados and the CEO of the Company. The general terms of the combined employment agreements are; (a) each employment agreement provides for a base salary up to $225,000 depending on the employment position of such employee, (b) the employment agreements provide for a weekly salary deferral of 10% to 24.5% until additional capital or financing is obtained, the weekly deferral will be paid within seven business days of obtaining funding of at least $3 million, if such deferral has not been paid by May 24, 2005 then such deferral will be paid pro-rata based on the monies raised to May 24, 2005, with the balance being waived in full, (c) an aggregate of $188,384 has been paid as signing bonuses, (d) each employee will receive standard employment benefits comparable to those previously provided, (e) the Company will issue 39,401 shares of common stock, as amended, as a partial settlement of the unfunded 401K account as of May 24, 2005, which has been recorded as an outstanding liability of Miletos prior to the Plan, (f) an aggregate of 184,646 "nonqualified" options have been issued at an exercise price of $.01 for a term of ten years, exercisable immediately, which such recorded value was $275,123 with $241,168 being expensed as a result of such options being issued, an aggregate of 2,299,988 "nonqualified" options have been issued at an exercise price of $.01 for a term of ten years and 1,149,988 "nonqualified" options have been issued at fair market value or $3,794,996 for a term of one to three years and will be expensed as ratably over the term after considering the vesting terms, (h) release Enikia, Miletos and Andreas Typaldos or any other third parties of any claims or agreements whether written or oral as a condition of receiving the above.

         c. On May 27, 2005, the Company extended its May 21, 2004, one year employment agreement "Employment Agreement" with its CFO for another year. Material terms of the Employment Agreement are as follows; the Company and the CFO may terminate the Employment Agreement with 30 days prior written notice, the CFO is to receive $5,000 per month as cash compensation, 25,000 shares as a signing bonus, which was valued at $37,500 and expensed prior to the effective date of the reverse merger May 24, 2004 and 100,000 fully vested stock options exercisable at $1.00 each.

         d. The Company may be subject to future lawsuits relating to unresolved claims against Enikia LLC as a result of the contribution of debt owed to a control group of Enikia being contributed to Miletos, Inc. and Miletos purchasing the assets of Enikia at a public foreclosure sale in partial satisfaction of the $11,116,803 obligation of Enikia to such control group. Some of these claims have alleged fraud, several claims have been settled and others continue to be unresolved. The Company maintains that such claims are without basis because of the statutory provision of New Jersey law governing creditors rights following a public foreclosure sale and in that it had no privatey of contract with the claimants.

13.      SUBSEQUENT EVENTS
         -----------------

         a. In June 2005 the Company extended the consulting agreement with its CFO for one year. The agreement was extended on the same terms and conditions of the expiring agreement, except the Company's Board of Directors granted 100,000 stock options to the CFO in conjunction with the extension. The options vested immediately and have an exercise price of $.45 per share.

         b. In June 2005 the Board of Directors issued the non-executive employees of the Company 750,000 stock options. The options vest ratably over a one year period and have an exercise price of $.45 per share.

         c. On June 8, 2005 the Company exercised an option to extend the maturity of $750,000 of convertible extendable notes by paying an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The extension was until September 8, 2005.

         d. As of September 16, 2005 the holders of $712,500 of $750,000 principal amount outstanding of 10% convertible extendable notes agreed to extend the due date of the notes to December 8, 2005 in exchange for the Company paying extension fees aggregating $22,667, paying interest due to September 8, 2005 and agreeing to issue 85,000 shares of the Company's stock to the holders of the notes that granted the extension. The balance of $37,500 was due on September 8, 2005 and was paid prior to the expiration of the grace period ending September 19, 2005.

         e. The Company is obligated to pay the purchasers ("Purchasers") of an aggregate of 883,334 shares of the Corporation's common stock pursuant to several Purchase Agreements dated as of May 24, 2004 (the "Purchase Agreements") penalties in the aggregate amount of $190,800 under Section 7.7 of the Purchase Agreements. In September, the Company agreed to issue a maximum aggregate of 384,600 shares of common stock to the Purchasers in full satisfaction of the penalty payable.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On March 18, 2005, our Board of Directors voted to dismiss, Radin, Glass & Co., LLP ("Radin, Glass") and appointed Sherb & Co., LLP ("Sherb") as our independent public accountant for our year ending May 31, 2005. We notified Radin, Glass of its dismissal on March 24, 2005.

         The reports issued by Radin, Glass on our consolidated financial statements of as of and for the fiscal years ended May 31, 2004 and May 31, 2003 and the period from March 24, 2004 (date of inception) to May 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Radin, Glass' report with respect to these periods contained an explanatory paragraph indicating that there was substantial doubt as to our ability to continue as a going concern.

         During the fiscal years ended May 31, 2004 and May 31, 2003 and the period from March 24, 2004 (date of inception) to May 31, 2004 and through the date of our filing the Form Form 8-K reporting the change of auditors, there were no disagreements between Radin, Glass and our management on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Radin, Glass, would have caused Radin, Glass to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such periods, nor have there been any reportable events as listed in Item 304 (a)(1)(iv) of Regulation S-B.

         Prior to engaging Sherb as its independent accountant, neither we nor anyone acting on our behalf consulted with Sherb regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B. We provided Radin, Glass with a copy of the foregoing disclosures, and a letter from Radin, Glass confirming its agreement with these disclosures was filed as Exhibit 16.1 to our Form 8-K Report dated March 18, 2005.


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

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 9 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2005.

         Information concerning executive officers is set forth in Item 1 above.


ITEM 10. EXECUTIVE COMPENSATION

         In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2005.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2005.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 12 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2005.

ITEM 13. EXHIBITS

EXHIBIT INDEX

                                                                                         INCORPORATED BY REFERENCE
                                                                                  ----------------------------------------
EXHIBIT                                                                                       FILE                  FILING   FILED
NUMBER     EXHIBIT DESCRIPTION                                                    FORM       NUMBER        EXHIBIT   DATE   HEREWITH
------     -------------------                                                    ----       ------        -------   ----   --------
    3.1    Articles of Incorporation of the Registrant.                           10-SB      0-27587       3.1     10/7/99

    3.2    Amendment to the Articles of Incorporation.                            10-SB      0-27587       3.2     10/7/99

    3.3    By-Laws of the Registrant.                                             10-SB      0-27587       3.3     10/7/99

    3.4    Certificate of Merger of the Registrant.                               10-SB      0-27587       3.4     10/7/99

    3.5    Amendment to the Articles of Incorporation.                            10-SB      0-27587       3.5     10/7/99

    3.6    Amended and Restated Series A Designation                              10-QSB     0-27587       3.1     2/14/03

    3.7    Amendment to Certificate of Incorporation (Reverse Split) filed
           November 31, 2003.                                                     10-QSB     0-27587       3.1     2/17/04

    3.8    Certificate of Amendment to Certificate of Incorporation               10-QSB     0-27587       3.2     2/17/04

    4.1    Specimen of Common Stock Certificate.                                  10-SB      0-27587       4.1     10/7/99

    4.2*   Form of Stock Option Grant Agreement under the CDKnet.com, Inc.
           2004 Stock Option and Restricted Stock Plan.                           10-KSB     0-27587       4.7     9/17/04

    9.1    Shareholders and Voting Agreement dated as of May 21, 2004 by and
           among CDKnet.com, Inc. and several stockholders.                       10-KSB     0-27587       9.1     9/17/04

   10.1*   Technology Horizons Corp. 1998 Equity Incentive Plan.                  10-SB      0-27587       10.1    10/7/99

   10.2*   Consulting Agreement dated as of May 21, 2004 between CDKnet.Com,
           Inc. and Kirk M. Warshaw.                                              10-KSB     0-27587       10.16   9/17/04

   10.3    Registration Rights Agreements dated as of May 21, 2004 between
           CDKnet.Com, Inc. and several stockholders.                             10-KSB     0-27587       10.17.1 9/17/04
                                                                                                           10.17.2

                                                                                         INCORPORATED BY REFERENCE
                                                                                  ----------------------------------------
EXHIBIT                                                                                       FILE                  FILING   FILED
NUMBER     EXHIBIT DESCRIPTION                                                    FORM       NUMBER        EXHIBIT   DATE   HEREWITH
------     -------------------                                                    ----       ------        -------   ----   --------
   10.4*   Consulting Agreement dated as of May 21, 2004 between CDKnet.Com,
           Inc. and Andreas Typaldos.                                             10-KSB     0-27587       10.18   9/17/04

   10.5*   Employment Agreement dated as of May 23, 2004 between CDKnet.Com,
           Inc. and Oleg Logvinov.                                                10-KSB     0-27587       10.19   9/17/04

   10.6    Letter Agreement dated November 19, 2003 between CDKnet.Com, Inc.
           and certain holders of Series A Preferred Stock                        10-QSB     0-27587       10.1    2/17/04

   10.7    Development Agreement between Enikia LLC and Leviton Manufacturing
           Co., Inc. dated July 14, 2003                                          10-KSB     0-27587       10.21   9/17/04

   10.8    Agreement made June 28, 2004 between Arkados, Inc. and Leviton
           Manufacturing Co., Inc.                                                10-KSB     0-27587       10.22   9/17/04

   10.9    Silicon Product Development Production Collaboration Agreement
           dated August ___, 2004 between GDA Technologies, Inc. and Arkados,
           Inc.                                                                   10-KSB     0-27587       10.23   9/17/04

   10.10   Consulting Agreement dated October 20, 2004 between CDKnet.com
           Inc. and Investor Relations Services, Inc., a Delaware corporation     10-QSB     0-27587       10.1    10/22/04

   10.11   Payment Agreement dated October 20, 2004 between CDKnet.com, Inc.
           and Summit Trading Limited, a Bermuda company                          10-QSB     0-27587       10.2    10/22/04

   10.12   Grid Promissory Note due December 15, 2004 to Steven Horowitz          10-QSB     0-27587       10.3    10/22/04

   10.13   Settlement Agreement dated January 25, 2005 between CDKnet.com,
           Inc. and Summit Trading Limited                                        10-QSB     0-27587       10.1    1/25/05

   10.14   Settlement Agreement dated January 25, 2005 between CDKnet.com,
           Inc. and Investor Relations Services, Inc.                             10-QSB     0-27587       10.2    1/25/05

   10.15   Form of 10% convertible extendible note due June 8, 2005 in the
           aggregate authorized principal amount of $750,000                      10-QSB     0-27587       10.1    4/19/05

   10.16   Form of three year warrant exercisable at $0.67                        10-QSB     0-27587       10.2    4/19/05

   10.17   Form of registration rights agreement relating to the 10%
           convertible extendible notes and three year warrants                   10-QSB     0-27587       10.3    4/19/05

   10.18   Amendment dated April 15, 2005 to 10% grid note payable to the
           Andreas Typaldos Family Limited Partnership                            10-QSB     0-27587       10.4    4/19/05

                                                                                         INCORPORATED BY REFERENCE
                                                                                  ----------------------------------------
EXHIBIT                                                                                       FILE                  FILING   FILED
NUMBER     EXHIBIT DESCRIPTION                                                    FORM       NUMBER        EXHIBIT   DATE   HEREWITH
------     -------------------                                                    ----       ------        -------   ----   --------
   10.19*  Stock Option Grant Agreement dated June 21, 2005                       8-K        0-27587       10.1    6/24/05

   10.20   Form of Securities Purchase Agreement                                  8-K        0-27587       10.1    7/14/05

   10.21   Form of 6% Convertible Subordinated Note due July 7, 2007 in the
           aggregate authorized principal amount of $2.4 million                  8-K        0-27587       10.2    7/14/05

   10.22   Form of three year warrant exercisable at $0.35                        8-K        0-27587       10.3    7/14/05

   14.1    Code of Business Conduct and Ethics                                    10-KSB     0-27587       14.1    9/17/04

   14.2    Code of Ethics for Financial Executives                                10-KSB     0-27587       14.2    9/17/04

   16.1    Letter dated March 24, 2005 from Radin, Glass & Co., LLP               8-K        0-27587       16.1    3/24/05

   21      Subsidiaris of the Registrant.                                                                                       X

   31.1    Certification of Chief Executive Officer of Periodic Report
           pursuant to Rule 13a-14a and Rule 15d-14(a).                                                                         X

   31.2    Certification of Chief Financial Officer of Periodic Report
           pursuant to Rule 13a-14a and Rule 15d-14(a).                                                                         X

   32.1    Certification of Chief Executive Officer of pursuant to 18 U.S.C.
           - Section X350.                                                                                                      X

   32.2    Certification of Chief Financial Officer of pursuant to 18 U.S.C.
           - Section 350.                                                                                                       X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed and unbilled for the fiscal years ended May 31, 2004 and 2005 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $39,500 and $35,150, respectively.

AUDIT-RELATED FEES

         There were no audit-related fees for the fiscal years ended May 31, 2004 and 2005 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements.

TAX AND OTHER FEES

         There aggregate fees billed for the fiscal years ended May 31, 2004 and 2005 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $7,500 and $ -0-, respectively.

APPROVAL OF NON-AUDIT SERVICES AND FEES

         We did not have an audit committee during fiscal 2005 or 2004 and did not have any independent directors until fiscal 2005. Wee plan to form an Audit Committee consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CDKnet.com, Inc. (Registrant)


                                       By: /s/ Oleg Logvinov
                                           -------------------------------------
                                           Oleg Logvinov
                                           President and Chief Executive Officer


                                       By: /s/ Kirk Warshaw
                                           -------------------------------------
                                           Kirk Warshaw
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer

Date: September 21, 2005


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: September 21, 2005               By: /s/ Oleg Logvinov
                                           -------------------------------------
                                           Oleg Logvinov, President, Chief
                                           Executive Officer


Date: September 21, 2005               By: /s/ Kirk Warshaw
                                           -------------------------------------
                                           Kirk Warshaw, Chief Financial Officer


Date: September 21, 2005               By: /s/ Gennaro Vendome
                                           -------------------------------------
                                           Gennaro Vendome, Director


Date: September 21, 2005               By: /s/ William H. Carson
                                           -------------------------------------
                                           William H. Carson, Director


Date: September 21, 2005               By: /s/ Andrew Prince
                                           -------------------------------------
                                           Andrew Prince, Director


Date: September 21, 2005               By: /s/ Andreas Typaldos
                                           -------------------------------------
                                           Andreas Typaldos, Chairman