Form 10QSB
period 2005-08-31
CDKNET COM INC
filed 2005-10-18
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________


 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2005


     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________


                         Commission file number: 0-27587





                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Delaware                                               22-3586087
-------------------------------                              -------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,768,267 shares of the registrant's common stock, par value $.001 per share, outstanding as of October 8, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [_]    No [X]

================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                          Quarter Ended August 31, 2005

                                Table of Contents



PART I                                                                      PAGE

ITEM 1.    FINANCIAL STATEMENTS

           Balance Sheet as of August 31, 2005 (UNAUDITED) .................  3.

           Statements of Operations - Cumulative During the Development
              Stage (March 24, 2004 to August 31, 2005) and for the
              Three Months Ended August 31, 2005 and 2004 (UNAUDITED) ......  4.

           Statements of Cash Flow - Cumulative During the Development
              Stage (March 24, 2004 to August 31, 2005) and for the
              Three Months Ended August 31, 2005 UNAUDITED) ................  5.

           Notes to Interim Financial Statements (UNAUDITED) ...............  6.



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS ............................ 10.


ITEM 3.    CONTROLS AND PROCEDURES ......................................... 22.




PART II

ITEM 1.    LEGAL PROCEEDINGS ............................................... 23.


ITEM 6.    EXHIBITS ........................................................ 23.





SIGNATURES ................................................................. 24.

EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                                     August 31,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)

- ASSETS -

CURRENT ASSETS:
     Cash                                                          $    151,615
     Accounts Receivable                                                313,120
     Prepaid Assets                                                      25,464
                                                                   ------------
  TOTAL CURRENT ASSETS                                                  490,199

  Equipment, Net                                                          5,147

  Deferred Expenses                                                     328,895

  Intangible Assets, Net                                                203,518
                                                                   ------------
  TOTAL ASSETS
                                                                   $  1,027,759
                                                                   ============
- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)-

CURRENT LIABILITIES:
  Accounts Payable and Accrued expenses                            $    818,666
  Payroll Taxes and related penalties & accrued interest              1,830,657
  Convertible Debentures                                                750,000
  Related Party Debt (Note 6)                                           737,621
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             4,136,944
                                                                   ------------
Convertible Debentures                                                  912,500

COMMITMENTS AND CONTINGENCIES

Total Liabilities                                                     5,049,444

STOCKHOLDERS' DEFICIENCY):
     Convertible Preferred stock, $.0001 par value;
        5,000,000 shares authorized, none issued                             --
     Common stock, $.0001 par value;
        100,000,000 shares authorized, 23,201,667
        shares issued and outstanding                                     2,320
Additional paid in capital Members' Interest                         13,437,466
Treasury Stock                                                          (16,000)
Unearned Compensation                                                  (692,250)
Accumulated Deficit                                                 (16,753,221)
                                                                   ------------
                                                                     (4,021,685)
                                                                   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                     $  1,027,759
                                                                   ============

                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                   Cumulative
                                   During the
                                   Development
                                   Stage (March    For the Three   For the Three
                                   24, 2004 to     Months Ended    Months Ended
                                   August 31,      August 31,      August 31,
                                   2005)           2005            2004
                                   ------------    ------------    ------------
REVENUES                           $    943,993    $    111,083    $     32,000

Cost of Good Sold                       678,108          78,488           9,795
                                   ------------    ------------    ------------
Gross Profit                            265,885          32,595          22,205

Research & Development Expenses         493,981          57,757          23,878
General & Administrative Expenses     7,822,965         686,968       1,966,618
                                   ------------    ------------    ------------

NET LOSS FROM OPERATIONS           $ (8,051,061)   $   (712,130)   $ (1,968,291)

Other Income (Expenses):

Interest Income (Expense)              (424,907)        (68,640)              0
                                   ------------    ------------    ------------
Net Loss Before Income Taxes         (8,475,968)       (780,770)     (1,968,291)

Provision for Income taxes                    0               0               0
                                   ------------    ------------    ------------
NET LOSS                           $ (8,475,968)   $   (780,770)   $ (1,968,291)
                                   ============    ============    ============

LOSS PER SHARE
     Basic and Diluted                             $       (.03)   $      (0.09)
                                                   ============    ============
Weighted average number of
common shares outstanding                            23,206,667      22,657,917
                                                   ============    ============




                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Cumulative
                                                         During the
                                                         Development
                                                         Stage (March    For the Three   For the Three
                                                         24, 2004 to     Months Ended    Months Ended
                                                         August 31,      August 31,      August 31,
                                                         2005)           2005            2004
                                                         ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              $ (8,475,968)       (780,770)   $ (1,968,291)
   Adjustment to reconcile net loss to net cash
   utilized by operating activities
   Depreciation & Amortization                                156,994          24,857          18,918
   Common stock & options issues for services               5,133,176         232,978       1,316,744
   Warrants and Beneficial Conversion Rights with Debt        234,353
   Accounts Receivable                                       (313,120)       (288,700)
   Prepaid expenses                                           189,897         190,343          12,500
   Deferred Expenses                                         (229,508)       (229,508)
   Other current assets                                      (178,306)        (95,010)
   Accounts payable and accrued expenses                      152,953          10,679        (260,361)
   Deferred Revenues                                               --              --          95,010
                                                         ------------    ------------    ------------
         Net cash utilized by operating activities         (3,329,529)       (840,121)       (880,490)
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of capital expenditures & patents               (101,908)            (45)        (18,750)
                                                         ------------    ------------    ------------
         Net cash used in investing activities               (101,908)            (45)        (18,750)

CASH PROVIDED BY FINANCING ACTIVITIES:
   Net proceeds from related party debt                       687,621          69,600             -0-
   Proceeds from convertible debt                             912,500         912,500
   Issuance of Debentures                                     750,000
   Contribution of capital                                  1,232,647                             -0-
                                                         ------------    ------------    ------------
   Net Cash provided by financing activities                3,582,768         982,100             -0-


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          151,330         141,934        (899,240)

   Cash and cash equivalents at beginning of period               285           9,681       1,063,395
                                                         ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $    151,615         151,615    $    164,155
                                                         ============    ============    ============




                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                 August 31, 2005
                                   (Unaudited)

NOTE 1 - DESCRIPTION  OF BUSINESS

         CDKNET.com, Inc. (the "Company"), a development stage enterprise, is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies.

         The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at May 31, 2005, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

         The summary consolidated financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $3,923,034, $3,717,226, $693,833, and
                  $7,001,365 for the year ended May 31, 2003, for the stub period June 1, 2003 to March 23, 2004, for the stub period March 24 to May 31, 2004, and the year ended May 31, 2005 respectively. Additionally, the Company had a net working capital deficiency and shareholders' deficiencies at May 31, 2004 and 2005, and negative cash flow from operations for the years ended May 31, 2005, 2004 and 2003. The Company is also in arrears in the payment of payroll taxes for periods dating back to 2002. Payment schedules and agreements are currently being negotiated with the IRS and various local and state taxing authorities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         d. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of approximately 4.7 million vested stock options and warrants would be antidilutive.

         e. Stock Options - We account for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise price of the underlying shares, compensation expense is recorded. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

                  If we applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

                  ---------------------------------------------- ---------------
                                                                  For the three
                                                                  months ended
                                                                 August 31, 2005
                  ---------------------------------------------- ---------------
                  Net loss  available  to common  shareholders,
                  as reported                                       $(780,770)
                  ---------------------------------------------- ---------------
                  Add:    Stock-based    compensation   expense
                  included in the reported  net income,  net of
                  related tax effects
                  ---------------------------------------------- ---------------
                  Deduct:   Stock-based compensation, net of               (0)
                  tax
                  ---------------------------------------------- ---------------
                  Net loss  available  to common  shareholders,
                  pro-forma                                         $(780,770)
                                                                    =========
                  ---------------------------------------------- ---------------

                  ---------------------------------------------- ---------------
                  Basic earnings per share:
                  ---------------------------------------------- ---------------
                  As reported -                                     $    (.03)
                  ---------------------------------------------- ---------------
                  Pro-forma -                                       $    (.03)
                  ---------------------------------------------- ---------------

                  The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

                  In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                   ------------------------- -----------------------------------
                                               For Three Months Ended August 31,
                   ------------------------- -----------------------------------
                                                              2005
                   ------------------------- -----------------------------------
                   Risk free interest rate                   5.125%
                   ------------------------- -----------------------------------
                   Expected life                            4 years
                   ------------------------- -----------------------------------
                   Dividend rate                             0.00%
                   ------------------------- -----------------------------------
                   Expected volatility                      64.74.%
                   ------------------------- -----------------------------------

NOTE 3 - REVENUE RECOGNITION:

         The Company achieved certain benchmarks during the first quarter within the long term arrangement for services and products referenced above. The aggregate value of these achievements was $111,083. This amount was recorded as revenue and an account receivable, part of which was collected very shortly after the quarter ended. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company will incur to deliver the entire project. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

         CONCENTRATION OF CREDIT RISK -

         Currently the Company has one customer that is paying for services rendered and /or products shipped pursuant to a long term arrangement.

NOTE 4 - EQUITY TRANSACTIONS

         The Company issued 100,000 stock options to a consultant exercisable at $.45 per share for a period of seven years. A $52,420 expense has been recorded for these options issued.

NOTE 5 - RELATED PARTY NOTE AND CONVERTIBLE DEBENTURES

         During the period from March 18, 2005 to May 12, 2005, the Company issued $750,000 of 10% convertible extendable notes initially due June 8, 2005 (the "10% Notes"). The due date of the 10% Notes was extended at the Company's option to September 8, 2005 by Company's payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company paid $37,500 of principal with on September 18, 2005 in full payment of two of the outstanding notes and obtained the extension of the $712,500 then remaining notes by paying an additional sum of $20,000 and issuing 85,000 shares of common stock. The Company may redeem the 10% Notes prior to maturity for 120% of the principal, plus accrued interest and must redeem the 10% Notes without premium to the extent of 33% of the proceeds from the sales of securities exceeding $1,000,000. The Company paid $22,166.67 of principal pursuant to this mandatory prepayment provision in September, 2005. Principal and accrued interest on the 10%
         Note is convertible at the
         holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with 825,000 of three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

         Beginning on June 10, 2005 and ending June 15, 2005, we borrowed an aggregate of $200,000 from two lenders that are not affiliates of CDKnet.com, Inc. The unsecured loans are due with interest at the annual rate of 14% on July 10, 2005. We plan to repay the loans from future longer term or equity financing, but we cannot assure you that we will be able to do so. The due date of the loans may be accelerated in the event of standard default provisions including payment default, bankruptcy, sale of assets, mergers, and repayment of debt due to our affiliates out of the ordinary cause of business. During the quarter $100,000 of these notes were repaid.

         During the quarter, the Company raised $912,500 of gross proceeds from the private placement of 9.125 units (the "Units") each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the "Notes") and 14,286 detached warrants (the "Warrants") to purchase a like number of shares of the Company's common stock, for $0.35 per share. An aggregate of 130,359 Warrants were issued with this debt, which have been valued at $61,558 and will be amortized as interest expense over the term of the notes. In addition, the Company issued 195,531 common stock warrants exerciseable at $0.65 as part compensation to the placement agent, which have been valued at $90,605 and will be amortized as interest expense along with other expenses of the offering. The Notes are part of an aggregate of $2.4 million principal amount of such Notes authorized for sale to accredited investors and contain the following terms: 1. are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the Notes); 2. are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution's business; 3. are convertible, subject to certain conditions and at two different price levels, into shares of common stock; and 4. may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the debt is convertible at a price greater than the market price of the stock upon issuance of the debt, there is no value to calculate for such beneficial conversion feature.

NOTE 6 - SUBSEQUENT EVENT

         The Company raised an additional $154,000 of gross proceeds from the private placement of 1.54 additional Units

         The Company accrued $190,800 in penalties for the failure to register shares issued in a private placement in May 2004 and satisfied the accrued penalty in exchange for the issuance of 381,600 shares in September 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to CDKNET.COM, Inc. and subsidiaries.

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

         Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended May 31, 2005, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2005

         During the three month period ended August 31, 2005, we had revenues of $111,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client. The account receivable from this client that we booked during the quarter was collected very shortly after the quarter ended. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates. Total operating expenses for the three month period were $744,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, almost $233,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

Liquidity and Capital Resources

         The Company's principal source of operating capital has been provided in the form of equity investments and, the private placement of debt securities coupled with warrants. The Company does not presently have any significant sources of revenue from any of its operations. No assurance can be given that the Company can engage in any public or private sales of the Company's equity or debt securities to raise working capital. The Company has depended, in part, upon loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company.

         At August 31, 2005, the Company had cash of $151,000 and negative working capital of $3,646,000 In, addition, principal of $712,500 is due to holders of the Company's 10% convertible notes on December 8, 2005 (included in the negative working) and the failure to pay these notes when due would accelerate the due date of $1,066,500 principal amount of outstanding 6% convertible notes due July 7, 2007, of which $912,500 was issued on or before August 31, 2005. Such acceleration would result in the reclassification of the 6% notes as short rather than long term debt and therefore add to the working capital deficiency.

         The Company's present material commitments are the compensation of its employees and professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

         We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2005.

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

WE EXPECT LOSSES WILL CONTINUE FOR THE FORESEEABLE FUTURE. OUR STOCK PRICE MAY BE AFFECTED BY SUCH LOSSES.

         In our short history, we have not reported an operating profit and do not expect to report a profit in the near future, if at all. Our business has experienced losses from operations since it began operations. Losses are likely to continue, and may cause volatility in our stock price.

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


ITEM 3.  CONTROLS AND PROCEDURES.

         The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of August 31, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2005.

         There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended August 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


ITEM 6.  EXHIBITS.

         (a) Exhibits.

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


Dated: October 18, 2005             CDKNET.COM, INC.



                                     By: /s/ Oleg Logvinov
                                         ------------------------------------
                                         Oleg Logvinov, President and Chief
                                         Executive Officer



                                     By: /s/ Kirk M. Warshaw
                                         ------------------------------------
                                         Kirk M. Warshaw, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)