Form 10QSB
period 2005-11-30
CDKNET COM INC
filed 2006-01-23
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 _______________

                                   FORM 10-QSB
                                 _______________


 (Mark One)

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: November 30, 2005


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,768,267 shares of the registrant's common stock, par value $.001 per share, outstanding as of January 9, 2006.

Transitional Small Business Disclosure Format (Check one):   Yes [_]    No [X]

================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended November 30, 2005



                                Table of Contents
                                -----------------



PART I                                                                      PAGE

ITEM 1.    FINANCIAL STATEMENTS
           Balance Sheet as of  November 30, 2005 (UNAUDITED) .........        3

           Statements of Operations - Cumulative During the
           Development Stage (March 24, 2004 to November 30, 2005)
           and for the Three and Six Months Ended November 30, 2005
           (UNAUDITED) ................................................    4 - 5

           Statements of Cash Flow - Cumulative During the
           Development Stage (March 24, 2004 to November 30, 2005)
           and for the Three and Six Months Ended November 30, 2005
           (UNAUDITED) ................................................        6

           Notes to Interim Financial Statements (UNAUDITED) ..........   7 - 12



ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS .......................  13 - 24



ITEM 3.    CONTROLS AND PROCEDURES ....................................       24




PART II

ITEM 1.    LEGAL PROCEEDINGS ..........................................       25



ITEM 5.    OTHER INFORMATION ..........................................       25



ITEM 6.    EXHIBITS ...................................................       25





SIGNATURES


EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                                  BALANCE SHEET



                                                                   November 30,
                                                                       2005
                                                                   ------------
                                                                    (Unaudited)
                                   - ASSETS -

CURRENT ASSETS:
    Cash                                                           $     37,500
    Accounts Receivable                                                  64,891
    Prepaid Assets                                                       12,964
                                                                   ------------

TOTAL CURRENT ASSETS                                                    115,355

Equipment, Net                                                            4,147

Deferred Financing Expenses                                             403,775

Intangible Assets, Net                                                  178,661
                                                                   ------------

TOTAL ASSETS                                                       $    701,938
                                                                   ============



               - LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                          $    946,132
    Payroll Taxes and related penalties and accrued interest          1,820,778
    Convertible Debentures                                              690,333
    Related Party Debt (Note 6)                                         827,621
                                                                   ------------

TOTAL CURRENT LIABILITIES                                             4,284,864
                                                                   ------------

Convertible Debentures                                                1,066,500

COMMITMENTS AND CONTINGENCIES

                                                                   ------------
Total Liabilities                                                     5,351,364

STOCKHOLDERS' DEFICIENCY:
Convertible Preferred stock, $.0001 par value;
        5,000,000 shares authorized, none issued                             --
Common stock, $.0001 par value;
        100,000,000 shares authorized, 23,201,667 shares
        issued and outstanding                                            2,320
Additional paid in capital Members' Interest                         13,471,769
Treasury Stock                                                          (16,000)
Unearned Compensation                                                  (545,319)
Accumulated Deficit                                                 (17,562,195)
                                                                   ------------
                                                                     (4,649,426)
                                                                   ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                $    701,938
                                                                   ============

                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       Cumulative
                                       During the
                                       Development
                                      Stage (March      For the Three     For the Three
                                       24, 2004 to      Months Ended      Months Ended
                                      November 30,       November 30,     November 30,
                                          2005)              2005             2004
                                      ------------      ------------      ------------
REVENUES                              $    943,993      $          0      $    598,650


Cost of Goods Sold                         678,108                 0           444,200
                                      ------------      ------------      ------------

Gross Profit                               265,885                 0           154,450

Research and Development Expenses          559,561            65,580            72,451
General and Administrative Expenses      8,468,774           645,809         1,299,775
                                      ------------      ------------      ------------

NET LOSS FROM OPERATIONS              $ (8,762,450)     $   (711,389)     $ (1,217,776)

Other Income (Expenses):

Interest Income (Expense)                 (522,491)          (97,584)                0
                                      ------------      ------------      ------------

Net Loss Before Income Taxes            (9,284,941)         (808,973)       (1,217,776)

Provision for Income taxes                       0                 0                 0
                                      ------------      ------------      ------------

NET LOSS                              $ (9,284,941)     $   (808,973)     $ (1,217,776)
                                      ============      ============      ============

LOSS PER SHARE
     Basic and Diluted                                  $       (.03)     $      (0.05)
                                                        ============      ============

Weighted average number of
common shares outstanding                                 23,201,667        23,630,417
                                                        ============      ============








                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                  For the Six     For the Six
                                                  Months Ended    Months Ended
                                                  November 30,    November 30,
                                                      2005            2004
                                                  ------------    ------------

REVENUES                                          $    111,083    $    630,650

Cost of Goods Sold                                      78,488         453,995
                                                  ------------    ------------

Gross Profit                                            32,595         176,655

Research and Development Expenses                      123,337         143,163
General and Administrative Expenses                  1,332,777       3,219,558
                                                  ------------    ------------

NET LOSS FROM OPERATIONS                          $ (1,423,519)   $ (3,186,066)

Other Income (Expenses):

Interest Income (Expense)                             (166,224)              0
                                                  ------------    ------------

Net Loss Before Income Taxes                        (1,589,743)     (3,186,066)

Provision for Income taxes                                   0               0

NET LOSS                                          $ (1,589,743)   $ (3,186,066)
                                                  ============    ============

LOSS PER SHARE
     Basic and Diluted                            $       (.07)   $      (0.14)
                                                  ============    ============

Weighted average number of
common shares outstanding                           23,201,667      23,157,381
                                                  ============    ============






                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Cumulative
                                                            During the
                                                            Development
                                                            Stage (March    For the Six     For the Six
                                                            24, 2004 to     Months Ended    Months Ended
                                                            November 30,    November 30,    November 30,
                                                               2005)            2005            2004
                                                            ------------    ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                              $ (9,284,941)   $ (1,589,743)   $ (3,186,066)
      Adjustment to reconcile net loss to net cash
      utilized by operating activities
      Depreciation & Amortization                                182,806          50,669           9,574
      Common stock & options issued for services               5,405,017         504,819       2,401,728
      Warrants and Beneficial Conversion Rights with Debt        234,353               0               0
      Accounts Receivable                                        (64,891)        (40,471)       (503,640)
      Prepaid expenses                                           202,397         202,843          25,000
      Deferred financing expenses                               (394,997)       (394,997)              0
      Other current assets                                      (178,306)              0
      Accounts payable and accrued expenses                      270,540         128,266        (216,971)
                                                            ------------    ------------    ------------

         Net cash utilized by operating activities            (3,628,022)     (1,138,613)     (1,470,375)
                                                            ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of capital expenditures & patents               (101,864)              0         (95,063)
                                                            ------------    ------------    ------------

         Net cash used in investing activities                  (101,864)              0         (95,063)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Net proceeds from related party debt                       827,620         159,600         550,366
      Repayment of related party debt                            (50,000)              0               0
      Proceeds from convertible debt                           1,066,500       1,066,500               0
      Issuance (repayment) of Debentures                         690,333         (59,667)              0
      Contribution of capital                                  1,232,647               0               0
                                                            ------------    ------------    ------------

         Net cash provided by financing activities             3,767,100       1,166,433         550,366

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              37,215          27,820      (1,015,072)

Cash and cash equivalents at beginning of period                     285           9,680       1,063,395
                                                            ------------    ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $     37,500    $     37,500    $     48,323
                                                            ============    ============    ============


                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                November 30, 2005
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS
         -----------------------

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $693,833, and $7,001,365 for the stub period March 24 to May 31, 2004, and the year ended May 31, 2005 respectively. Additionally, the Company had a net working capital deficiency and stockholders' deficiencies at May 31, 2004 and 2005, and negative cash flow from operations for the years ended May 31, 2005 and 2004. The Company may also be liable for the payment of payroll taxes for periods dating back to 2002. Payment schedules and agreements are currently being negotiated with the IRS and various local and state taxing authorities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         b. Principles of consolidation - The consolidated financial statements include the accounts of CDKNET.com, Inc. (the "Parent"), and it's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

         c. Revenue Recognition - The Company records revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone has been partially earned, the Company records such progress billings as "Revenues earned not yet billed." Such revenues are billable under the terms of the arrangement once the milestone been fully completed. The Company also monitors their estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

         d. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2005 and 2004, diluted loss per share is the same as basic loss per share since the inclusion of approximately 4.7 million vested stock options and warrants would be antidilutive.

         e. Stock Options - The Company accounts for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant. The Company uses the "intrinsic" method for determining compensation expense for new options whereby expense is recorded for the quoted market price of the stock issued, or in the case of options, for the difference between the stock's quoted market price on the date of the grant and the option exercise price. When the market price at the date of the grant exceeds the exercise price of the underlying shares, compensation expense is recorded. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

              If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common stockholders, and pro-forma net income (loss) available to common stockholders per share would be as follows:

         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
                                                       For the three       For the three       For the six         For the six
                                                       months ended        months ended        months ended       months ended
                                                     November 30, 2005   November 30, 2004   November 30, 2005  November 30, 2004
                                                     -----------------   -----------------   -----------------  -----------------
         Net loss available to common
         stockholders, as reported                       $(808,973)         $(1,217,776)        (1,589,743)        $(3,186,066)
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         Add: Stock-based compensation expense
         included in the reported net income, net
         of related tax effects
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         Deduct:  Stock-based compensation, net of
                  tax                                                           (50,421)                              (263.368)

         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         Net loss available to common
         stockholders, pro-forma                         $(808,973)         $(1,268,197)       $(1,589,743)        $(3,449,434)
                                                         ==========         ============       ============        ============
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         Basic earnings per share:
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         As reported -                                     $(.03)             $ (.05)             $(.14)             $ (.07)
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------
         Pro-forma -                                       $(.03)             $ (.05)             $(.14)             $ (.07)
         ------------------------------------------- ------------------- ------------------- ------------------ -------------------

         The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

         In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

              -----------------------   ----------------------   ----------------------
                                        For Three Months Ended   For Three Months Ended
                                           November 30, 2005       November 30, 2004
                                           -----------------       -----------------
              Risk free interest rate           5.125%                   4.00%
              -----------------------   ----------------------   ----------------------
              Expected life                     4 years                 5 years
              -----------------------   ----------------------   ----------------------
              Dividend rate                      0.00%                   0.00%
              -----------------------   ----------------------   ----------------------
              Expected volatility               64.74%                    137%
              -----------------------   ----------------------   ----------------------

NOTE 3 - REVENUE RECOGNITION
         -------------------

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


NOTE 4 - RELATED PARTY NOTE AND CONVERTIBLE DEBENTURES
         ---------------------------------------------

         During the period from March 18, 2005 to May 12, 2005, the Company issued $750,000 of 10% convertible extendable notes initially due June 8, 2005 (the "10% Notes"). The due date of the 10% Notes was extended at the Company's option to September 8, 2005 by the Company's payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company paid $37,500 of principal with related interest on September 18, 2005 in full payment of two of the outstanding notes and obtained the extension of the $712,500 then remaining notes by paying an additional sum of $20,000 and issuing 85,000 shares of common stock to the remaining holders of the 10% Notes. The Company paid $22,166.67 of principal pursuant to a mandatory prepayment provision in September, 2005. Principal and accrued interest on the 10% Notes are convertible at the holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with 825,000 of three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

         Beginning on June 10, 2005 and ending June 15, 2005, the Company borrowed an aggregate of $200,000 from two lenders that are not affiliates of the Company. During the quarter ended August 31, 2005 $100,000 of these notes were repaid and during the quarter ended November 30, 2005 the remaining $100,000 plus accrued interest on the notes was repaid.

         During the quarters ended August 31, 2005 and November 30, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the "Units") each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the "6% Notes") and 14,286 detached warrants (the "Warrants") to purchase a like number of shares of the Company's common stock, for $0.35 per share. The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes. In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. The 6% Notes (1) are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution's business; (3) are convertible, subject to certain conditions and at two different price levels, into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.


NOTE 5 - DEFERRED FINANCING EXPENSES
         ---------------------------

         The Company capitalizes financing expenses of legal fees, finders fees, value of warrants issued in connection with the related convertible debt financing. These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.


NOTE 6 - SUBSEQUENT EVENTS
         -----------------

         On December 19, 2005, the Company borrowed $267,900.00 from one of the accredited investors that participated in the December 28, 2005 financing described below. The loan was made on an unsecured basis and is due on demand with interest at a rate to be determined. The proceeds were used to pay a portion of the outstanding 10% Notes.

         Through December 19, 2005, the Company borrowed $253,074.97 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. The Company is discussing the possible conversion of the remaining balance into shares of the Company's common stock with the holders.

         On December 20, 2005, the Company paid $261,398 in full satisfaction of a portion of the 10% Notes, of which $254,333 was principal and $7,064 was interest. The Company previously reported that it did not make principal and interest payments totaling $707,591 due on December 8, 2005 to holders of the Notes and the grace period for such payment expired December 19, 2005. Holders of remaining $446,900 principal of the Notes agreed to extend the Maturity Date of the Notes to

         January 15, 2006 and waived all prior defaults. The remaining principal balance was not paid on January 15, 2006 and if the Company is unable to negotiate a further extension or conversion, the grace period expires January 27, 2006.

         On December 28, 2005, the Company issued $2.0 million aggregate principal amount an authorized $3.5 million 6% secured convertible debentures (the "6% Secured Debentures") to three institutional investors. The 6% Secured Debentures have a term of three years and mature on December 28, 2008, pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of the Company's assets. The Company may elect to pay interest on the 6% Secured Debentures in cash or in shares of common stock, subject to certain conditions related to the market for such shares stock and the registration of the shares issuable upon conversion of the 6% Secured Debentures under the Securities Act of 1933, as amended (the "Securities Act"). Pursuant to the terms of the agreement with the purchasers of the 6% Secured Debentures, the Company may issue up to an additional $1.5 million of 6% Secured Debentures and related warrants, described below, at any time on or prior to February 10, 2006.

         The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company's common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the "Registration"), the closing price for the Company's common stock exceeds $1.70 for any 20 consecutive trading days, The Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures.

         The Company issued warrants to purchase an aggregate of 941,875 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 941,875 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a "full ratchet down" to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 and twelve months after the effective date of the Registration Statement.

         Upon the occurrence of certain events of default defined in the 6% Secured Debentures, including events of default under the transaction documents related to the financing, the full principal amount of the 6% Secured Debentures, together with interest and other amounts owing, become immediately due and payable, the principal obligation increases to 130% of the principal balance and the interest rate increases to 14%.

         As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company's May 2004 employment agreement with its chief executive officer, $55,125 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period) and a bonus of $65,333 was due December 29, 2005.

         The 6% Secured Debentures contained a covenant that the Company would obtain the conversion of an aggregate of $746,600 principal and related interest into shares of the Company's Common Stock at or above $0.67 per share on or before January 15, 2006. The holders of the full amount have not yet agreed to convert and the Company obtained an extension of time to comply with this covenant to January 27, 2006.

         The Company paid an aggregate of $873,993 of payroll liabilities on January 17, 2006. The Company had agreed to pay such liabilities in its 2004 merger agreement.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Throughout this Current Report on Form 10-QSB, the terms "we," "us," "our" and "our company" refers to CDKNET.COM, Inc. and its subsidiaries.

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

PLAN OF OPERATION AND RECENT DEVELOPMENTS

     We are a development stage company that designs, develops, markets and sells technologies and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug." HomePlug's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.

     We have not had significant revenue from operations since inception. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. There can be no assurance that these related parties can or will make any further loans to fund our operations and we have no commitments for funding from any other source.

     In September 2005 we announced the completion and availability of an "engineering sample" form of our flagship semiconductor "system-on-a-chip" product called AI-1100(TM) , which is part of our ArkTIC(TM) family of solutions.

     While we remain in the development stage, we began to shift our focus to sales and marketing, after developing and demonstrating reference designs and prototypes of end-user products that utilized our chip demonstrating its capabilities and competitive advantages. We began demonstrating prototypes and reference designs starting with shows such as the HomePlug Technology Conference held in San Francisco in September 2005 and, as a subsequent event, at the Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2006.

     In addition, we began demonstrating our chip and reference designs of potential products to individual potential customers, including both OEM's (Original Equipment Manufacturers) and ODM's (Original Design Manufacturers. Such potential customers, if they design our chips into their end user products (as is the case with OEM's) or in the products of their own OEM customers (as is the case with ODM's), could result in the introduction of multiple end user products into the market. Such introductions could produce multiple revenue streams, particularly if ODM's utilize our chips and, as a result, the OEM's served by such an ODM also utilize our chips. In either case, however, such revenue streams will affect future quarters.

     We began to work with potential ODM and OEM customers during the quarter ended November 30, 2005, and we were able to have both our prototypes of possible product implementations and concept product prototypes of one of our potential ODM customers demonstrated in a number of venues, including at the Company's Hospitality Suite, the HomePlug Booth, and at the booth of one of our potential ODM customers, during the 2006 Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2006.We met with a number of potential ODM/OEM customers at CES concerning the use of the AI-1100 SoCs and exploring new product opportunities that can be enabled by the ArkTIC family of products. This specific activity at CES was undertaken without contractual agreements or firm revenue commitments in the form of orders.

     We also were able to attract the interest of certain institutional investors, and thereby help shift the Company's dependency on piecemeal funding through loans from related parties or through small capital raises to non-institutional and primarily high net worth individuals. Specifically, at the end of December 2005, three institutional investors purchased $2.0 million of a possible $3.5 million of 6% secured debentures (with warrants), convertible into our common stock at a price representing a premium over the "bid" price of our common stock.

     We will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. This "fabless" manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED NOVEMBER 30,
2005

     During the three month period ended November 30, 2005, we had no revenues compared to $599,000 for the same period in 2004. During 2004 the Company achieved certain milestones of a contract with a customer whereas in the quarter ended November 30, 2005 we did not realize any comparable benchmarks for any customer. Total operating expenses for the three month period ended November 30, 2005 were $711,000 compared to total operating expenses for the same period of 2004 of $1.372 million. In both periods, the most significant expenses were personnel, professional fees and related expenses. The major difference between the two periods was the issuance in 2004 of common stock and options for services. Expenses recognized during the quarter ended November 30, 2004 related to the issuance of these instruments was $1.083 million compared to $269,000 related to the issuance of stock and stock options for services rendered by both our employees and outside consultants during the quarter ended November 30, 2005. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

     During the six month period ended November 30, 2005, we had revenues of $111,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client compared to $630,000 realized from activities with the same client during the quarter ended November 30, 2004. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates, compared to $454,000 during the quarter ended November 30, 2004. Total operating expenses for the six months ended November 30, 2005 were $1.424 million compared to $3.363 million in the same period of 2004. In both periods, the most significant expenses were personnel, professional fees and related expenses. Of the total in 2005, almost $505,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In 2004, this amount was $2.4 million. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

     Our AI-1100TM system-on-chip, first introduced in September of 2005, is beginning the cycle of product testing and marketing that we expect will lead to product sales and build our inventory. This will follow the normal cycle for bringing semiconductors to market. We will incur expenses through the product verification and product fabrication phases following functional verification,. We will also incur expenses as we increase our marketing and sales efforts commensurate with developing cost-effective reference designs, and obtaining adequate facilities and personnel for our customer support organization. Our development of a next generation 200Mbps HomePlug AV based chipset also requires additional personnel and financing. Our inability to obtain financing for our working capital needs may constrain these activities.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of operating capital has been provided in the form of equity investments and, the private placement of debt securities coupled with warrants and related party loans. We do not have any significant sources of revenue from our operations. No assurance can be given that we can engage in any public or private sales of the Company's equity or debt securities to raise working capital. We have depended, in part, upon loans from our present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company.

     During six month period ended November 30, 2005, we were able to raise gross proceeds of $1,066,500 from the sale of convertible notes and warrants to accredited investors and an additional $159,600 from borrowing from related parties. During the same period, we repaid $59,667 of outstanding convertible debt. The net cash provided from these financing activities was approximately the same amount of cash consumed by operations during the period. From December 1, 2005 to January 17, 2006, we raised an additional $2,000,000 from the sale of secured convertible debentures and warrants to institutional investors and an additional $253,075 borrowing from related parties. In the same 90 day period, we repaid an aggregate of $225,000 of related party debt and $873,993 of liabilities we agreed to pay at the time we completed the acquisition Arkados by merger in May 2004. Since the net effect of the sale of these securities and payment of debt leaves us with little cash, we continue to negotiate with the various holders of long and short term debt to convert such debt into shares our common stock. In addition, in connection with the sale of $2,000,000 of secured debentures in December 2005 to institutional investors, the purchasers agreed to permit us to sell another $1,500,000 of such debentures by February 10, 2006 and we continue to seek additional sources of financing consistent with the restrictions contained in the securities purchase agreement executed in connection with the sale of the initial $2,000,000 of the debentures.

     If we are able to sell the additional $1,500,000 of secured debentures, we plan to utilize the proceeds to fund expansion of our research and development efforts, expansion of our management team and sales and marketing organizations, and to fund consulting and manufacturing work needed in order for our chip and reference designs to be ready and available to our future customers. We also plan to develop various end-user product prototypes and reference designs to support our customer acquisition efforts.

     At November 30, 2005, the Company had cash of $37,500 and negative working capital of $(4,170,000) compared to cash of $151,615 and negative working capital of $(3,646,745) at May 31, 2004. The slight improvement resulted from the sale of two year convertible notes during the six months ended November 30, 2005.

     The Company's present material commitments are the compensation of its employees, including its executive officers, and professional and administrative fees and expenses associated with the preparation of its filings with the Securities and Exchange Commission and other regulatory requirements.

     If we are unable to raise funds to finance our working capital needs, we would not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

COMMITMENTS

     We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2005.

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

WE WILL BE DEPENDENT ON OUR SUBCONTRACTORS TO PERFORM SOME OF THE DESIGN AND KEY MANUFACTURING FUNCTIONS FOR US.

     We depend on third-party subcontractors for the elements of the design, assembly, packaging, and testing of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff, and freight rates, as well as the risks of natural disaster. Although we will seek to reduce our dependence on a limited number of subcontractors, as demand for our products merits, the concentration of subcontractors and manufacturing operations in certain areas of the World could subject us to the risks of conducting business internationally, including political and economic conditions in such regions as Asia, India, etc. Disruption or termination of the assembly, packaging or testing of our products could occur, and such disruptions could harm our business and operating results. In addition, we are unable to predict whether events such as the epidemic of SARS will have a negative effect on the design, supply, testing, and packaging of our products.

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

ITEM 3. CONTROLS AND PROCEDURES.

     The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of November 30, 2005. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of November 30, 2005.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In December 2004, Robert Dillon, William Simons and Stephen Schuster (the "Plaintiffs") named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our Arkados subsidiary. We do not believe there is any merit to these claims. Whether or not the discussions lead to a settlement, such matters could require a significant amount of our management's time and are detrimental to our business. The Plaintiffs allege, among other things, that they are entitled to an equity position in CDK or Arkados (the plaintiffs are seeking various forms of equitable relief and unspecified damages). We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value. Notwithstanding the foregoing, the Plaintiffs' counsel has given us an extension of time to answer the complaint and continues to solicit negotiations towards settlement, which we plan to pursue.

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

ITEM 5.  OTHER INFORMATION.

            None

ITEM 6.  EXHIBITS.

     (a) Exhibits.

          2.1 Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the
                    Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.

          10.1 Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C

          31.1 Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

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


Dated: January 23, 2006             CDKNET.COM, INC.



                                     By: /s/ Oleg Logvinov
                                         ------------------------------------
                                         Oleg Logvinov
                                         President and Chief Executive Officer



                                     By: /s/ Kirk M. Warshaw
                                         ------------------------------------
                                         Kirk M. Warshaw, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)