Form 10QSB
period 2006-02-28
CDKNET COM INC
filed 2006-04-24
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: February 28, 2006

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from _________ to __________

                         Commission file number: 0-27587

                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              22-3586087
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

                                948 US Highway 22
                       North Plainfield, New Jersey 07060
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (908) 769-3232
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: There were a total of 23,891,623 shares of the registrant's common stock, par value $.001 per share, outstanding as of April 14, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]
================================================================================

                                CDKNET.COM, Inc.

                         Quarterly Report on Form 10-QSB
                         Quarter Ended February 28, 2006

                                Table of Contents


PART I
                                                                         PAGE

ITEM 1. FINANCIAL STATEMENTS
        Balance Sheet as of  February 28, 2006 (UNAUDITED)               3
        Statements of Operations - Cumulative                            4 - 5
        During the Development Stage (March 24, 2004
        to February 28, 2006) and for the Three and Nine Months Ended
        February 28, 2006 (UNAUDITED)
        Statements of Cash Flow - Cumulative During the                  6
        Development Stage (March 24, 2004 to February 28, 2006)
        and for the Three and Nine Months Ended
        February 28, 2006 (UNAUDITED)
        Notes to Interim Financial Statements (UNAUDITED)                7 - 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS                             15 - 26

ITEM 3. CONTROLS AND PROCEDURES                                          27

PART II

ITEM 1. LEGAL PROCEEDINGS                                                28
ITEM 5. OTHER INFORMATION                                                28
ITEM 6. EXHIBITS                                                         28

SIGNATURES
EXHIBITS

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                                               February 28, 2006
                                                                                 -------------
                                                                                  (Unaudited)
- ASSETS -

CURRENT ASSETS:
    Cash                                                                          $    541,120
    Accounts Receivable                                                                 64,891
    Prepaid Assets                                                                         314
                                                                                  ------------

TOTAL CURRENT ASSETS                                                                   606,324

Equipment, Net                                                                           4,147

Deferred Financing Expenses                                                            418,690

Intangible Assets, Net                                                                 153,934
                                                                                  ------------

TOTAL ASSETS                                                                      $  1,183,095
                                                                                  ============

- LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
    Accounts Payable and Accrued Expenses                                         $  1,140,414
    Payroll Taxes and related penalties and accrued interest                           936,906
    Related Party Debt                                                                 375,000
                                                                                  ------------

TOTAL CURRENT LIABILITIES                                                            2,452,320

Convertible Debentures                                                               3,777,500
                                                                                  ------------

Total Liabilities                                                                    6,229,820

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
Convertible Preferred stock, $.0001 par value;
        5,000,000 shares authorized, none issued                                          --
Common stock, $.0001 par value;
        100,000,000 shares authorized, 23,891,623 shares issued and outstanding          2,389
Additional paid in capital Members' Interest                                        14,126,538
Treasury Stock                                                                         (16,000)
Unearned Compensation                                                                 (456,648)
Accumulated Deficit                                                                (18,703,004)
                                                                                  ------------
                                                                                    (5,046,725)
                                                                                  ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                               $  1,183,095
                                                                                  ============

                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                        Cumulative During the      For the Three          For the Three
                                          Development Stage         Months Ended           Months Ended
                                          (March 24, 2004 to        February 28,           February 28,
                                          February 28, 2006)            2006                   2005
                                             ------------           ------------           ------------
REVENUES                                     $    943,993           $        -0-           $     24,420

Cost of Goods Sold                                678,108                    -0-                 17,580
                                             ------------           ------------           ------------

Gross Profit                                      265,885                    -0-                  6,840

Research and Development Expenses                 620,795                 61,234                 75,920
General and Administrative Expenses             9.392,832                924,058              1,400,440
                                             ------------           ------------           ------------

NET LOSS FROM OPERATIONS                     $ (9,747,742)          $   (985,292)          $ (1,469,600)

Other Expenses:

Interest Expense                                 (678,069)               (79,017)                   -0-
                                             ------------           ------------           ------------

Net Loss Before Income Taxes                 (10,4259,811)            (1,064,309)            (1,469,600)

Provision for Income taxes                            -0-                    -0-                    -0-
                                             ------------           ------------           ------------

NET LOSS                                     $(10,425,811)          $ (1,064,309)          $ (1,469,600)
                                             ============           ============           ============

LOSS PER SHARE
     Basic and Diluted                                              $       (.05)          $      (0.06)
                                                                    ============           ============

Weighted average number of
common shares outstanding                                             23,594,145             23,439,167
                                                                    ============           ============




                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the                For the
                                          Nine Months Ended       Nine Months Ended
                                          February 28, 2006       February 28, 2005
                                             ------------           ------------
REVENUES                                     $    111,083           $    655,070

Cost of Goods Sold                                 78,488                471,575
                                             ------------           ------------

Gross Profit                                       32,595                183,495

Research and Development Expenses                 184,571                203,289
General and Administrative Expenses             2,256,835              4,643,523
                                             ------------           ------------

NET LOSS FROM OPERATIONS                     $ (2,408,811)          $ (4,663,317)

Other Expenses:

Interest Expense                                 (321,741)                   -0-
                                             ------------           ------------

Net Loss Before Income Taxes                   (2,730,552)            (4,663,317)

Provision for Income taxes                            -0-                    -0-

NET LOSS                                     $ (2,730,552)          $ (4,663,317)
                                             ============           ============

LOSS PER SHARE
     Basic and Diluted                       $       (.12)          $      (0.20)
                                             ============           ============

Weighted average number of
common shares outstanding                      23,378,658             23,164,667
                                             ============           ============


                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Cumulative
                                                                       During the             For the Nine
                                                                       Development              Months               For the Nine
                                                                     Stage (March 24,            Ended               Months Ended
                                                                     2004 to February         February 28,           February 28,
                                                                         28, 2006)                2006                   2005
                                                                       ------------           ------------           ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         $(10,425,811)          $ (2,730,552)          $ (4,663,317)
      Adjustment to reconcile net loss to net cash
      utilized by operating activities
      Depreciation & Amortization                                           207,594                 75,396                 23,014
      Common stock & options issued for services                          5,501,399                601,201              3,298,662
      Warrants, stock and Beneficial Conversion Rights with Debt            310,853                 76,500                    -0-
      Accounts Receivable                                                   (64,891)               (40,471)               (24,420)
      Prepaid expenses                                                      215,047                215,493                 37,500
      Deferred financing expenses                                          (418,691)              (409,913)                   -0-
      Other current assets                                                 (169,528)                   -0-                (60,000)
      Accounts payable, accrued expenses and payroll taxes                 (419,049)              (561,323)              (195,044)
                                                                       ------------           ------------           ------------
         Net cash utilized by operating activities                       (5,263,076)            (2,773,669)            (1,583,605)
                                                                       ------------           ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of capital expenditures & patents                          (101,864)                   -0-               (101,714)
                                                                       ------------           ------------           ------------
         Net cash used in investing activities                             (101,864)                   -0-               (101,714)

CASH PROVIDED BY FINANCING ACTIVITIES:
      Net proceeds (repayment) of related party debt                        721,075                 53,056                608,018
      Repayment of related party debt                                       (50,000)                   -0-                    -0-
      Proceeds from convertible debt                                      3,942,384              3,942,384                 50,000
      Issuance (repayment) of Debentures                                     59,667               (690,333)                   -0-
      Contribution of capital                                             1,232,647                    -0-                    -0-
                                                                       ------------           ------------           ------------
         Net cash provided by financing activities                        5,905,772              3,305,107                658,018

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        540,833                531,438             (1,027,301)

Cash and cash equivalents at beginning of period                                285                  9,680              1,063,395
                                                                       ------------           ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    541,120           $    541,120           $     36,094
                                                                       ============           ============           ============

Supplemental disclosures of cash flow information:
      Cash paid during the year for interest                                   --             $     26,656           $       --
      Cash paid for income taxes                                               --             $       --             $       --
Non cash financing activities:
      Common stock and warrants issued for services and debt                   --             $    684,110           $  3,298,662
      Conversion of debt for equity                                            --             $    405,744           $       --

                             See accompanying notes.

                         CDKNET.COM, INC. & SUBSIDIARIES
                          (A Development Stage Company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                February 28, 2006
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

     CDKNET.com, Inc. (the "Company"), a development stage enterprise, is a fabless semiconductor manufacturer that designs, develops, markets, and supplies technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug" for developing the standard of such technologies and a member of the IEEE P1901 working group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $693,833, and $7,001,365 for the stub period March 24 to May 31, 2004, and the year ended May 31, 2005 respectively. Additionally, the Company had a net working capital deficiency and stockholders' deficiencies at May 31, 2004 and 2005, and negative cash flow from operations for the years ended May 31, 2005 and 2004. The Company may also be liable for the payment of payroll tax penalties and interest for periods dating back to 2002, assumed under a merger agreement in May 2004, as the principal portion of such taxes due was paid in January 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Principles of consolidation - The consolidated financial statements include the accounts of CDKNET.com, Inc. (the "Parent"), and it's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

     c. Revenue Recognition - The Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone has been partially earned, the Company records such progress billings as "Revenues earned not yet billed." Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

     d. Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Vested stock options and warrants have not been included as they would be antidilutive.

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

          If the Company applied the recognition provisions of SFAS 123 using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common stockholders, and pro-forma net income (loss) available to common stockholders per share would be as follows:

     --------------------------------------------------------------------------------------------------------------------------
                                                    For the three       For the three       For the nine       For the nine
                                                     months ended        months ended        months ended       months ended
                                                  February 28, 2006   February 28, 2005   February 28, 2006  February 28, 2005
                                                  -----------------   -----------------   -----------------  -----------------
     Net loss available to common
     stockholders, as reported                      $(1,064,309)        $(1,469,600)       $(2,730,552)        $(4,663,317)
     ------------------------------------------- ------------------- ------------------- ------------------ -------------------
     Add: Equity-based compensation expense
     included in the reported net income, net
     of related tax effects                                 --                  --                 --                  --
     ------------------------------------------- ------------------- ------------------- ------------------ -------------------
     Deduct: Equity-based compensation, net of          (27,467)            (72,378)           (76,454)           (335,746)
     tax
     ------------------------------------------- ------------------- ------------------- ------------------ -------------------
     Net loss available to common
     stockholders, pro-forma                        $(1,091,776)        $(1,541,978)       $(2,807,006)        $(4,999,063)
                                                    ===========         ===========        ===========         ===========
     Basic earnings per share:
     As reported -                                        $(.05)             $ (.06)             $(.12)             $ (.20)
     Pro-forma -                                          $(.05)             $ (.07)             $(.12)             $ (.22)
     --------------------------------------------------------------------------------------------------------------------------

     The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

     In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

     ---------------------------  ----------------------  ----------------------
                                  For Three Months Ended  For Three Months Ended
     ---------------------------  ----------------------  ----------------------
                                     February 28, 2006      February 28, 2005
                                     -----------------      -----------------
     Risk free interest rate              5.125%                  4.00%
     ---------------------------  ----------------------  ----------------------
     Expected life                        4 years                5 years
     ---------------------------  ----------------------  ----------------------
     Dividend rate                         0.00%                  0.00%
     ---------------------------  ----------------------  ----------------------
     Expected volatility                  64.74%                   137%
     ---------------------------  ----------------------  ----------------------

     f. New Accounting Pronouncements

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

     FASB 155 - Accounting for Certain Hybrid Financial Instruments

     In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

     FASB 156 - Accounting for Servicing of Financial Assets

     In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3 - REVENUE RECOGNITION

     The Company achieved certain benchmarks during the first quarter within the long term arrangement for services and products referenced above. The aggregate value of these achievements was $111,083. This amount was recorded as revenue and an account receivable, part of which was collected very shortly after the first quarter ended. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company will incur to deliver the entire project. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

     Concentration of Credit Risk - Currently the Company has one customer that is paying for services rendered and /or products shipped pursuant to a long term arrangement.

NOTE 4 - RELATED PARTY NOTES, CONVERTIBLE OBLIGATIONS AND OTHER OBLIGATIONS

     2004 6% Convertible Notes - During the period from October to November 2005, the Company borrowed $500,000 from certain of its existing stockholders for working capital needs and such obligation is represented by notes. The notes, recorded as Related Party Debt, bore interest at 6% per annum and contained certain conversion features which would have been triggered if the Company had sold equity at or above $1.25 per share. No expense was recorded for the beneficial conversion feature, since conversion price was always at or above market. The notes' maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, them Company and holders of $175,000 of the outstanding principal of the notes agreed to discharge the Company's obligations for 160,765 shares of common stock and the payment of $81,017.67. The remaining $325,000 of principal outstanding is due October 15, 2006 and is held by an affiliate of the Company's Chairman of the Board.

     10% Convertible Notes - During the period from March 18, 2005 to May 12, 2005, the Company issued $750,000 of 10% convertible extendable notes initially due June 8, 2005 (the "10% Notes"). The due date of the 10% Notes was extended at the Company's option to September 8, 2005 by the Company's payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company paid $37,500 of principal with related interest on September 18, 2005 in full payment of two of the outstanding notes and obtained the extension of the $712,500 then remaining notes by paying an additional sum of $20,000 and issuing 85,000 shares of common stock to the remaining holders of the 10% Notes. An expense of $76,500 was recorded related to the issuance of the 85,000 shares of common stock, using a share price of $.90. The Company paid $22,166.67 of principal pursuant to a mandatory prepayment provision in September, 2005. Principal and accrued interest on the 10% Notes are convertible at the holders' option into shares of the Company's common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company's common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company's common stock. The 10% Notes were issued with 825,000 of three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

     On December 20, 2005, the Company paid $261,398 in satisfaction of a portion of the 10% Notes, of which $254,333 was principal and $7,064 was interest. The Company previously reported that it did not make principal and interest payments totaling $707,591 due on December 8, 2005 to holders of the Notes and the grace period for such payment expired December 19, 2005. Holders of remaining $436,000 principal of the Notes agreed to extend the Maturity Date of the Notes to January 15, 2006 and waived all prior defaults. The remaining principal balance and interest was satisfied pursuant to agreements with the remaining holders of the 10% Notes on February 1, 2006 by the Company's payment of $268,824 and the issuance of 293,116 shares of common stock.

     $200,000 Short Term Borrowing - Beginning on June 10, 2005 and ending June 15, 2005, the Company borrowed an aggregate of $200,000 from two lenders that are not affiliates of the Company. During the quarter ended August 31, 2005 $100,000 of these notes were repaid and during the quarter ended November 30, 2005 the remaining $100,000 plus accrued interest on the notes was repaid.

     2005 6% Convertible Notes - During the quarters ended August 31, 2005 and November 30, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the "Units") each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the "6% Notes") and 14,286 detached warrants (the "Warrants") to purchase a like number of shares of the Company's common stock, for $0.35 per share. The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes. In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. The 6% Notes (1) are due

     July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution's business; (3) are convertible, subject to certain conditions and at two different price levels, into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

     Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. The Company is discussing the possible conversion of the remaining balance into shares of the Company's common stock with the holders.

     6% Secured Debentures - On December 19, 2005, the Company borrowed $267,900 from one of the accredited investors that ultimately purchased 6% secured convertible debentures (the "6% Secured Debentures") in the December 28, 2005 financing. The loan was made on an unsecured basis, was due on demand and was forgiven in exchange for $267,900 of the $2.0 million principal amount of the 6% Secured Debentures and related warrants. On December 28, 2005, the Company issued $2.0 million aggregate principal amount and authorized $3.5 million 6% Secured Debentures to three institutional investors. The 6% Secured Debentures have a term of three years and mature on December 28, 2008, pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of the Company's assets. The Company may elect to pay interest on the 6% Secured Debentures in cash or in shares of common stock, subject to certain conditions related to the market for such shares stock and the registration of the shares issuable upon conversion of the 6% Secured Debentures under the Securities Act of 1933, as amended (the "Securities Act").

     The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company's common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the "Registration"), the closing price for the Company's common stock exceeds $1.70 for any 20 consecutive trading days, The Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures. The terms of the conversion rights also contain certain dilution provisions.

     On December 28, 2005, pursuant to the purchase agreements with the purchasers of the 6% Secured Debentures, the Company issued warrants to purchase an aggregate of 941,176 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 941,176 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a "full ratchet down" to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 and twelve months after the effective date of the Registration Statement. If no effective registration statement is obtained after one year then such warrants have a cashless exercise option feature.

     Upon the occurrence of certain events of default defined in the 6% Secured Debentures, including events of default under the transaction documents related to the financing, the full principal amount of the 6% Secured Debentures, together with interest and other amounts owing, become immediately due and payable, the principal obligation increases to 130% of the principal balance and the interest rate increases to 18%.

     The transaction documents relating to the 6% Secured Debentures issued in December 2005 contained a covenant that the Company would obtain the conversion of an aggregate of $746,600 principal and related interest into shares of the Company's Common Stock at or above $0.67 per share on or before January 15, 2006. On February 1, 2006, as part of the sale of an additional $375,884.30 of the 6% Secured Debentures described above, the Company and the holders of all outstanding 6% Debentures agreed to modify the covenant to permit the Company to issue 604,956 shares of common stock and pay $405,744.11 in full satisfaction of such outstanding principal and interest concurrently with the additional investment and waived prior defaults. Two of the parties that agreed to accept shares of common stock in lieu of repayment were directors of the Company, of which one received 75,078 shares in satisfaction of $50,303.33 of principal and interest and the other received 76,969 shares in lieu of $51,989.20 of principal and interest.

     On February 1, 2006, and February 24, 2006 the Company issued $375,884 and $500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005. As a result, an aggregate of $2,875,884 of these debentures were outstanding as of February 28, 2006. On February 1, 2006 and February 24, 2006 the Company issued 176,887 and 235,294 additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures. As a result, there were 1,353,357 short and 1,353,357 long term warrants outstanding as of February 28, 2006.

     A debt discount was recorded of $39,098 and $133,496, respectively for such short and long term warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $7,710 and has been recorded as interest expense for the quarter ended February 28, 2006.

     Other Obligations - As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company's May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005 and has not yet been paid.

NOTE 5 - PAYROLL LIABILITIES

     On January 17, 2006, the Company paid an aggregate of $873,993 of payroll liabilities of the company from which it acquired assets in 2004 at a public foreclosure sale, representing all of the fiduciary funds due. The Company had agreed to pay up to $1.2 million of such liabilities and accrued an additional $600,000 in the event there were any additional claims related to interest and penalties pursuant to its 2004 merger agreement.

NOTE 6 - DEFERRED FINANCING EXPENSES

     The Company capitalizes financing expenses of legal fees, finders fees, value of warrants issued in connection with the related convertible debt financing. These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 - EQUITY BASED COMPENSATION

     During nine months ended February 28, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 100,000 fully vested stock options with a exercise price of $.45 were issued to a consultant, an expense of $52,420 was recorded for these stock options.

NOTE 8 - SUBSEQUENT EVENT

     On March 31, 2006, the Company issued $500,000 additional principal of the 6% Secured Debentures to a limited liability company owned equally by the wife of our chairman and another director on substantially the same terms as the 6% Secured Debentures issued on December 28, 2005. After giving effect to this additional issuance, there is $3,375,884.38 principal amount of the 6% Secured Debentures outstanding, as well as 1,823,945 of the five year and 1,823,945 of the short term warrants outstanding.

     On March 20, 2006, the Company issued warrants to purchase up to 180,000 shares of our common stock for $0.85 per share to Emerging Capital Markets LLC as part compensation for investor relations consulting services for a three month period. The warrants vest in equal thirds on the first day of April, May and June 2006, provided there is no material breach of the related consulting agreement. Such investor relations consulting services agreement also provides for cash compensation in the amount of $20,000 per month for three months. This investor relations consulting agreement also provides for the requirement to obtain approval form this individual for any potential reverse stock splits greater than 1 for 5 and has the option to renew such agreement for another three months on the same terms.

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

PLAN OF OPERATION AND GENERAL STATUS OF THE COMPANY

     We are a development stage company that designs, develops, markets and supplies technologies and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of several companies referred to as the HomePlug Powerline Alliance, "HomePlug." HomePlug's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.

     We have not had significant revenue from operations since inception. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to March 31, 2006, we sold an aggregate $3,375,884.30 of an authorized $3.5 million 6% secured convertible debentures due December 28, 2008 of which $2,375,884.30 was purchased by institutional investors and the balance of $500,000 by a limited liability company owned equally by our Chairman's wife and another director. In addition, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources. Despite these limitations, during the quarter ended February 28, 2006:

     o our focus began to shift to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our A-1000 chip, the first in our family of ArkTIC(TM) solutions and demonstrated its capabilities and competitive advantages.

     o We demonstrated such prototypes and reference designs including at the Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2006.

     We are currently demonstrating our chip and reference design products to individual potential customers, including both OEM's (Original Equipment Manufacturers)and ODM's (Original Design Manufacturers. Such potential customers, if they ultimately agree to design our chips into their end user products (as is the case with OEM's) or in the products of their own OEM customers (as is the case with ODM's), could be responsible for the introduction of multiple end user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenues streams from each potential OEM customer that uses our chips in their end user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both case, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end user products by such OEM and ODM customers.

     As an example of such initial marketing and sales activity, we have been working with potential ODM and OEM customers during the current quarter, and were able to have our own and potential ODM product concept prototypes of possible product implementations demonstrated in a number of venues, including at our Hospitality Suite, the HomePlug Booth, and at the booth of one of its potential ODM customers, during the 2006 Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2006. We met with a number of potential ODM/OEM customers for the purpose of generating interest in the use of the AI-1100 SoCs and exploring new product opportunities that can be enabled by the ArkTIC family of products. This specific activity at CES was undertaken without contractual agreements or firm revenue commitments in the form of orders received by us, and there is no guarantee that such revenues or orders will be generated as the results of these initial engagements.

     We require additional funding for the expansion of our research and development efforts, expansion of our management team and sales and marketing organization, and to fund consulting and manufacturing work needed in order for our chip to be ready and available for mass production. We also plan to develop various end-user product prototypes and reference designs to support our marketing efforts.

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

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 28,
2006

     During the three month period ended February 28, 2006, we had no revenues compared to $24,000 for the same period in 2005 during which we achieved certain milestones remaining under a long term development contract. Total operating expenses for the three month period ended February 28, 2006 were $985,000 compared to total operating expenses for the same period of 2005 of $1.477 million. In both periods, the most significant expenses were personnel, professional fees and related expenses. The major difference between the two periods was the issuance in 2005 of common stock and options for services. Expenses recognized during the quarter ended February 28, 2005 related to the issuance of these instruments was $897,000 compared to $96,000 related to the issuance of stock and stock options for services rendered by both our employees and outside consultants during the quarter ended February 28, 2006. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

     During the nine month period ended February 28, 2006, we had revenues of $111,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client compared to $655,000 realized from activities with the same client during the nine months ended February 28, 2005. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates, compared to $472,000 during the nine months ended February 28, 2005. Total operating expenses for the nine months ended February 28, 2006 were $2.442 million compared to $4.847 million in the same period of fiscal year 2005. In both periods, the most significant expenses were personnel, professional fees and related expenses. Of the total in fiscal year 2006, $601,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $3.3 million.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of operating capital has been provided in the form of equity investments and, the private placement of debt securities coupled with warrants and related party loans. We do not have any significant sources of revenue from our operations. No assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have depended, in part, upon loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any additional loans to us.

     During the nine month period ended February 28, 2006, we were able to raise gross proceeds of $1,066,500 from the sale of convertible notes and warrants to accredited investors, $2,875,900 from the sale of secured convertible debentures and warrants to institutional investors, and an additional $412,700 from borrowing from related parties. During the same period, we repaid $750,000 of outstanding convertible debt, an aggregate of $225,000 of related party debt, and $874,000 of liabilities we agreed to pay at the time we completed the acquisition Arkados by merger in May 2004. The net cash provided from these financing activities exceeded the amount of cash consumed by operations during the period by approximately $530,000. During the last quarter we were able to negotiate with the various holders of long and short term debt the conversion of a portion of our debt into shares our common stock. The total debt converted was $405,000 in exchange for the issuance of 604,956 shares of our stock. There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

     At February 28, 2006, we had cash of $541,000 and negative working capital of $1,845,996 compared to cash of $10,000 and negative working capital of $3,807,000 at May 31, 2005. The improvement resulted from the sale of the 6% two year convertible notes and the 6% three year secured debentures during the nine months ended February 28, 2006.

     Our present material commitments are the compensation of its employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

COMMITMENTS

     We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES.

     Management evaluated, with the participation of our principal executive and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 28, 2006. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2006.

     There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     In December 2004, Robert Dillon, William Simons and Stephen Schuster (the "Plaintiffs") named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our Arkados subsidiary. We do not believe there is any merit to these claims. Whether or not the discussions lead to a settlement, such matters could require a significant amount of our management's time and are detrimental to our business. The Plaintiffs allege, among other things, that they are entitled to an equity position in CDK or Arkados (the plaintiffs are seeking various forms of equitable relief and unspecified damages). We believe claims against us are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value. Notwithstanding the foregoing, the Plaintiffs' counsel has given us an extension of time to answer the complaint and continues to solicit negotiations towards settlement, which we plan to pursue.

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

Dated: April 24, 2006                CDKNET.COM, INC.


                                     By: /s/ Oleg Logvinov
                                         -------------------------------------
                                         Oleg Logvinov
                                         President and Chief Executive Officer


                                     By: /s/ Kirk M. Warshaw
                                         -------------------------------------
                                         Kirk M. Warshaw,
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)