Form 10KSB/A
period 2004-05-31
CDKNET COM INC
filed 2006-04-28
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                                (Amendment No. 1)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the year ended May 31, 2004

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________


                         Commission file number: 0-27587
                                                 ---------


                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                    22-3586087
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


948 US Highway 22, North Plainfield, NJ                    07060
-----------------------------------------               ----------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number: (908) 769-3232

Securities registered under Section 12(b) of the Exchange Act:

        Title of each class            Name of each exchange on which registered
----------------------------------     -----------------------------------------

----------------------------------     -----------------------------------------

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

                                EXPLANATORY NOTE

     The Annual Report on Form 10-KSB for the fiscal year ended May 21, 2004 (the "Annual Report"), as filed with the Securities and Exchange Commission on September 17, 2005 included two exhibits which were the subject of a request for confidential treatment of certain portions. This Amendment No. 1 is being filed to solely file such exhibits with additional material consisting of schedules and annexes which were not included at the time of the initial filing, which also contain material which is the subject of a request for confidential treatment. Only Item 13 Exhibits and Exhibits 10.21 and 10.23 are filed as parts of this Amendment No. 1. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report, or modify or update in any way disclosures contained in the original Annual Report.

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

    10. 4 Letter Agreement between CDKNet.Com, Inc. and the holders of shares of Series A Preferred Stock dated October 15, 2002. (Incorporated by reference to Exhibit 10.8 to Form 10-QSB for period ended December 31, 2002)

    10.5 Agreement of Sale dated October 22, 2002 between CDKNet.Com, Inc. and Universal Media Holdings, Inc. relating to the sale of certain assets. (Incorporated by reference to Exhibit 10.56 to Form 10-KSB for year ended June 30, 2002)

    10.6 Form of 3 year, 5% Note payable from Universal Media Holdings, Inc. to CDKNet.Com, Inc. dated October 22, 2002 (Incorporated by reference to Exhibit 10.57 to Form 10-KSB for year ended June 30,
              2002)

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

    10.17.1 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several Typaldos related stockholders.

    10.17.2 Registration Rights Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and several former Series A Preferred stockholders.

    10.18 Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.

    10.19 Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.

    10.20 Letter Agreement dated November 19, 2003 between CDKnet.Com, Inc. and certain holders of Series A Preferred Stock (Incorporated by referenced to Exhibit 10.1 to our Form 10-QSB Report for the period ended December 31, 2003)

    10.21 Development Agreement between Enikia LLC and Leviton Manufacturing Co., Inc. dated July 14, 2003.*

    10.22 Agreement made June 28, 2004 between Arkados, Inc. and Leviton Manufacturing Co., Inc.

    10.23 Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.*

    10.24 Restricted Stock Purchase Agreement dated July ___, 2004 between CDKnet.com, Inc. and GDA Technologies, Inc.

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

*Amended exhibit filed as part of this Amendment No. 1. Confidential treatment has been requested with respect to deleted portion of this exhibit.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CDKnet.com, Inc. (Registrant)


                                      By: /s/ Oleg Logvinov
                                          --------------------------
                                          President and Chief Executive Officer


Date: April 28, 2006