Form 10KSB/A
period 2005-05-31
CDKNET COM INC
filed 2006-05-10
CIK 1095130

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the year ended May 31, 2005

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________

                         Commission file number: 0-27587
                                                 -------


                                CDKNET.COM, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                      22-3586087
--------------------------------------------------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

220 Old New Brunswick Road, Piscataway, New Jersey                 08854
--------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (732) 465-9300

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
-----------------------------         -----------------------------------------

-----------------------------         -----------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.0001 par value
--------------------------------------------------------------------------------
                                (Title of class)

--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_] Yes [X] No

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to

================================================================================
file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: [_] Yes [X] No

         State issuer's revenues for its most recent fiscal year.  $832,910
                                                                   --------

         The aggregate market value of the voting common equity held by non-affiliates(1) computed by reference to the last price at which the common equity was sold on September 15, 2005 was $11,339,017.

         As of October 8, 2005, there were 23,768,267 shares of common stock, $.0001 par value, outstanding.

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

                                EXPLANATORY NOTE

         CDKnet.com, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 9, 2005 solely for the purpose of providing information required by Items 9, 10, 11, 12 and 13 of Part III of Form 10-KSB. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

         As a result of this amendment, the Company is also filing as exhibits to this Form 10-KSB/A the certifications required under Section 302 of the Sarbanes-Oley Act of 2002. Because no financial statements are contained within this Form 10-KSB/A, the Company is not including certifications pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following table provides information as of April 28, 2006 with respect to our directors and executive officers.

        ------------------------------ ----------- -----------------------------
        Name                              Age      Position
        ------------------------------ ----------- -----------------------------

        ------------------------------ ----------- -----------------------------
        Oleg Logvinov                      43      President, CEO and a Director
        ------------------------------ ----------- -----------------------------
        Kirk Warshaw                       48      CFO, Treasurer and Secretary
        ------------------------------ ----------- -----------------------------
        Andreas Typaldos                   61      Chairman of the Board
        ------------------------------ ----------- -----------------------------
        William H. Carson                  59      Director
        ------------------------------ ----------- -----------------------------
        Andrew S. Prince ,MBA, JD          62      Director
        ------------------------------ ----------- -----------------------------
        Gennaro Vendome                    59      Director
        ------------------------------ ----------- -----------------------------

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

         Kirk Warshaw, CPA was appointed CFO of Arkados in June 2004 and was appointed our CFO, Treasurer and Secretary August 12, 2004. Mr. Warshaw is a financial professional who, since 1990, has provided clients in a multitude of different industries with advice on accounting, corporate finance, and general business matters. Prior to starting his own consulting firm, from 1983 to 1990, he held the various titles, including Controller, Chief Financial Officer, President, and Chief Executive Officer at three separate financial institutions in New Jersey. From 1980 through 1983, Mr. Warshaw was a Senior Accountant at the public accounting firm of Deloitte, Haskins & Sells. Mr. Warshaw is a 1980 graduate of Lehigh University and has been a CPA in New Jersey since 1982. Mr. Warshaw is currently the Chief Financial Officer of Entrust Financial Services, Inc. (OTCBB:ENFN), appointed September 2005, the Chief Financial Officer and Director of 24 Holdings, Inc. (OTCBB:TFHD), appointed November 2005, a Director of Empire Financial Holding Company (AMEX:EFH), appointed July 2005, Chief Financial Officer of Twin Lakes, Inc. (a publicly reporting, non-trading company), appointed June 2003, Chief Financial Office and Secretary of R&R Acquisition I, Inc., R&R Acquisition III, Inc., R&R Acquisition IV, Inc. and R&R Acquisition V, Inc. (each a publicly reporting, non-trading company), appointed December 2005, and a Director of two privately owned entities.

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

         William H. Carson was appointed a director on June 1, 2004. Mr. Carson is currently serving as SVP, Regulatory, Technical & Governmental Affairs of Galderma Laboratories, a pharmaceutical joint venture of Nestle and L'Oreal. Mr. Carson has also served as president of Biotherm Polymers and from 1996 through 1999 he also held the position of VP Scientific Affairs of Bayer Consumer Care.

         Andrew S. Prince, MBA, JD, was appointed a director on June 1, 2004. Mr. Prince has been Chief Executive Officer and President of public and private companies and Managing Member and Chief Operating Officer of a private equity fund, Managing Member of investment banking and consulting firms and a Senior Government Official. Mr. Prince has had a distinguished career assisting large and small organizations develop and implement their business development strategies. He has extensive background in all facets of operations in both small and large organizations as well as experience in corporate merger and acquisition transactions, strategic planning and management development activities. Mr. Prince has helped healthy companies to expand and troubled companies to overcome their problems. He has provided senior executive leadership and vision to, and as a member of, various boards, development and implementation of strategic business plans, and been responsible for the management of operations. Mr. Prince has focused on elements of corporate expansion including operating efficiencies, margin improvements, tactical planning, market growth and development, infrastructure analysis and business process reengineering. He has been involved in and responsible for numerous mergers and acquisitions, strategic relationships and other joint ventures, and financing events, including their financial and strategic analysis, structuring and negotiations. Mr. Prince has served as Deputy Assistant Secretary of the Navy. He was responsible for the Defense Department's worldwide sea-lift logistics operations and the other operations of the Military Sealift Command. Among his accomplishments were, rationalizing logistics activities resulting in significant cost savings, directing the Navy's first outsourcing program, developing new support programs and negotiating leases and acquisitions of ships. He is a retired Naval Reserve Captain whose responsibilities included two years as the Commanding Officer of a Submarine Support facility. On active duty, his tours included service aboard the USS Nautilus. Mr. Prince also was an attorney with a major Wall Street law firm and is admitted to practice before New York state courts, Federal courts, and the United States Supreme Court. Mr. Prince is a graduate of the United States Naval Academy, earning his B.S. degree in Mathematics and Physics, the United States Naval Submarine School and the Naval Nuclear Power Program. He received, concurrently, his J.D. and M.B.A. degrees from the Harvard Law School and Harvard Business School respectively.

Gennaro Vendome was appointed a director on June 1, 2004. He is a founder of AXS-One, Inc. and has been a Vice President and director since AXS-One's formation in 1978. In April 2002, Mr. Vendome was named Executive Vice President of Sales, Marketing and Consulting for North America. Mr. Vendome was Treasurer of AXS-One from 1981 until 1991 and Secretary of the Company from 1982 until 1991. AXS-One designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions and email compliance software for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. AXS-One also offers consulting, implementation, training and maintenance services in support of its customers' use of its software products.

BOARD AND COMMITTEE MEETINGS

         During the fiscal year ended May 31, 2005, the Board of directors held 8 meetings. Each director attended at least 6 of the meetings (in person or by conference phone) of the Board. In addition, the Board takes action from time to time by unanimous consent. Although the Board currently does not have a standing audit committee, compensation or nominating committee because the Board historically performed the functions customarily assigned to those committees, the Board intends to form such committees when required to do so by applicable law, regulation or rules of any exchange on which our securities are trading. The Board of Directors has determined that non of the current directors qualifies as an Audit Committee Financial Expert as defined under applicable law.

         Since the Board does not have standing committees, it does not have an audit, nominating or compensation committee charter.

BOARD NOMINATIONS AND APPOINTMENTS

         In May 2004, Messrs. Prince, Logvinov, Vendome and Carson were appointed directors as part of our agreement to acquire Arkados, Inc. Thereafter, in considering whether to nominate any particular candidate for election to the Board, the Board will use various criteria to evaluate each candidate, including an evaluation of each candidate's integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our shareholders. The Board plans to evaluate biographical information and interview selected candidates. The Board also plans to consider whether a potential nominee would satisfy the Nasdaq listing standards for "independence" and the SEC's definition of "audit committee financial expert." The Board does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

         We do not have a formal policy with regard to the consideration of director candidates recommended by our shareholders; however shareholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading "Communicating with the Board of Directors".

COMMUNICATING WITH THE BOARD OF DIRECTORS

         Shareholders who wish to send communications to the Board may do so by writing to Mr. Oleg Logvinov, CDKnet.com, Inc., 220 Old New Brunswick Road, Piscataway, New Jersey 08854. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "Shareholder-Board Communication." All such letters must identify the author as a shareholder and must include the shareholder's full name, address and a valid telephone number. The name of any specific intended Board recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board's consideration.

COMPENSATION OF DIRECTORS

         Our executive officers do not receive compensation for their service as directors. Each of Messrs. Prince, Vendome and Carson received ten-year options to purchase 120,000 shares of our common stock for $1.20 per share when they were appointed in May 2004, which vested 1/3 on grant, 1/3 on the first anniversary of the grant and the remaining 1/3 will vest on the third anniversary of the grant. They are also reimbursed for expenses incurred in attending meetings.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than ten percent of our common stock are required to report to the SEC their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 under the Exchange Act furnished to us, we believe that during the fiscal year ended May 31, 2005, our officers, directors and holders of more than 10 percent of our common stock filed all Section 16(a) reports on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long term compensation earned by our Chief Executive Officer and the only other executive officer that had total compensation exceeding $100,000 during the fiscal year ended May 31, 2005.

--------------------------- -------- ---------------------------------------- -------------------------------------------------
                                              Annual Compensation                           Long Term Compensation
--------------------------- -------- ---------------------------------------- -------------------------------------------------
                                                                                       Awards                   Payouts
--------------------------- -------- ----------- -------------- ------------- -------------------------- ----------------------
                            Year                                   Other                    Securities
                            Ended                                  Annual      Restricted   Underlying              All Other
Name and                    May                                    Compen-       Stock       Options/     LTIP       Compen-
Principal Position          31,        Salary        Bonus         sation        Awards        SARs       Payouts    sation
--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------

--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------
Oleg Logvinov, CEO (1)        2005     $164,103        $0            $0            0        250,000/0        0      $55,125(2)
--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------
                              2004     $ 37,000   $65,473.33(3)      $0            0       1,380,000/0       0      $65,333(2)
--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------
Andreas Typaldos,
Chairman and Consultant(4)    2005        $0           $0        $180,000(5)       0           0/0           0          0

--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------
                              2004        $0           $0            $0            0           0/0           0          0
--------------------------- -------- ----------- -------------- ------------- ----------- -------------- -------- -------------

(1)   Appointed CEO August 2004.
(2) Pursuant to an employment agreement, 24.5% of salary and a signing bonus of $65,333 was deferred until the Company receives financing in excess of $3,000,000. The contingency was fulfilled February 2006.
(3)   Signing bonus.
(4) Serves as a consultant since May 2004, and was appointed Chairman in February 2005. Under our bylaws, Chairman is a non-executive position.
(5)   Represents accrued and unpaid consulting fees.

                                           OPTION/SAR GRANT IN LAST FISCAL YEAR
                                                    (INDIVIDUAL GRANTS)
       ------------------------------ ------------------- ----------------- -------------------- ------------------
                                          Number of        Percent of Total
                                          Securities        Options/SARs
                                          Underlying         Granted to
                                         Options/SARs       Employees in         Exercise or
       Name                                Granted           Fiscal Year         Base Price       Expiration Date
       ------------------------------ ------------------- ----------------- -------------------- ------------------

       ------------------------------ ------------------- ----------------- -------------------- ------------------
       Oleg Logvinov                      250,000/0             22%                $1.20            2008 - 2011
       ------------------------------ ------------------- ----------------- -------------------- ------------------
       Andreas Typaldos                      0/0                 0%                 N/A                 N/A
       ------------------------------ ------------------- ----------------- -------------------- ------------------

                                AGGREGATED OPTION/SAR EXERCISED IN LAST FISCAL YEAR
                                           AND FY-END OPTION/SAR VALUES

      ------------------------- ----------------- ----------------- --------------------- ----------------
                                                                         Number of
                                                                         Securities          Value of
                                                                         Underlying         Unexercised
                                                                        Unexercised        In-The-Money
                                                                        Options/SARs       Options/SARs
                                                                       at FY-End (#)       at FY-End ($)
                                Shares Acquired                         Exercisable/       Exercisable/
      Name                        on Exercise      Value Realized      Unexercisable       Unexercisable
      ------------------------- ----------------- ----------------- --------------------- ----------------

      ------------------------- ----------------- ----------------- --------------------- ----------------
      Oleg Logvinov                    0                 0            1,239,995/390,004      $450,800/0
      ------------------------- ----------------- ----------------- --------------------- ----------------
      Andreas Typaldos                 0                 0                   0/0                $0/0
      ------------------------- ----------------- ----------------- --------------------- ----------------

EMPLOYMENT AND CONSULTING AGREEMENTS

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

         On May 21, 2004 we entered into a three year consulting agreement with Andreas Typaldos, our Chairman. The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000, which will be accrued and not paid until we raise $1.0 million of equity financing. The agreement also provides for a bonus of 10% of the aggregate consideration received by us or our shareholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.

         On May 21, 2004 we entered into a consulting agreement with Kirk Warshaw to serve as CFO from June 1, 2004 to May 31, 2005 on a part-time basis for $5,000 per month, 100,000 fully vested options exercisable at $1.20 per share and 25,000 bonus shares. The agreement was extended for one year and Mr. Warshaw was granted 100,000 fully vested options exercisable at $1.00 in May 2005.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth certain information known to us about the beneficial ownership of our Common Stock, as of April 28, 2006, by each beneficial owner of more than five percent of the Common Stock. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

------------------------------------------ -------------------------------- -------------------
                                                Amount and Nature of            Percent of
Name and Address of Beneficial Owner            Beneficial Ownership             Class (1)
------------------------------------------ -------------------------------- -------------------

------------------------------------------ -------------------------------- -------------------
Andreas Typaldos                                       10,699,579(2)                 43%
44 West 77th Street
New York, NY
------------------------------------------ -------------------------------- -------------------

(1) Based upon 24,190,430 shares of Common Stock outstanding as of April 28, 2006 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2) Includes (i) 1,279,412 shares owned by Renee Typaldos, Mr. Typaldos' wife, of which 529,412 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Tyapldos has a 1/2 interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner;
      (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by each of Mr. Typaldos' two minor children.

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

         The following table sets forth certain information known to us regarding the beneficial ownership our Common Stock, as of April 28, 2006 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group. Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

-------------------------------------------- ----------------------------------------- ----------------
Name of Beneficial Owner or                             Amount and Nature of              Percent of
Number of Persons in Group                              Beneficial Ownership               Class (1)
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
Andreas Typaldos                                             10,699,579(2)                     43%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
Oleg Logvinov                                                 1,643,333(3)                      6%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
Kirk Warshaw                                                    225,000(4)                      1%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
William H. Carson                                               396,961(5)                      2%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
Andrew Prince                                                    80,000(6)                     >1%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
Gennaro Vendome                                               1,063,499(7)                      4%
-------------------------------------------- ----------------------------------------- ----------------
-------------------------------------------- ----------------------------------------- ----------------
All executive officers and directors as a                    14,078,380(8)                     52%
group (6 persons)
-------------------------------------------- ----------------------------------------- ----------------

(1) Based upon 24,190,430 shares of Common Stock outstanding as of April 28, 2006 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2) Includes (i) 1,279,412 shares owned by Renee Typaldos, Mr. Typaldos' wife, of which 529,412 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Tyapldos has a 1/2 interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner;
      (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by each of Mr. Typaldos' two minor children.

(3) Includes 1,393,333 shares which may be acquired within 60 days of April 28, 2006 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 236,668 options that cannot be exercised within 60 days.

(4) Includes 200,000 shares which may be acquired within 60 days of April 28, 2006 upon the exercise of outstanding options.

(5) Includes 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 80,000 shares which may be acquired within 60 days of April 28, 2006 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 40,000 options that cannot be exercised within 60 days.

(6) Includes 80,000 shares which may be acquired within 60 days of April 28, 2006 upon the exercise of outstanding options. Does not include shares which may be acquired upon the exercise of 40,000 options that cannot be exercised within 60 days.

(7) Includes 80,000 shares which may be acquired within 60 days of April 28, 2006 upon the exercise of outstanding options and 529,412 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a 1/2 interest. Does not include shares which may be acquired upon the exercise of 40,000 options that cannot be exercised within 60 days.

 (8) Includes a total of 3,115,157 shares which may be obtained by the named executive officers and directors or person whose ownership is attributed to them upon the exercise of outstanding options, warrants and conversion of outstanding convertible securities. See Notes (2) through (7)

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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On May 24, 2004 we completed the merger ("Merger") of CDK Merger Corp., a wholly owned subsidiary of the Company ("Merger Sub") with Miletos, Inc. a Delaware corporation ("Miletos") pursuant to that Agreement and Plan of Merger dated May 7, 2004 by and among the company, Merger Sub and Miletos, and Andreas Typaldos, in his individual capacity and as representative (the "Representative") of the following stockholders Miletos (collectively, the "Designated Stockholders"): Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos family Partnership, Ltd. (the "Merger Agreement"). Following the Merger, Mr. Typaldos became our Chairman of the Board.

         In order to complete the merger, CDK Merger Corp., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation. The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The Merger was completed according to the terms of a Agreement and Plan of Merger dated as of May 7, 2004 by and among CDKNet.Com, Inc., CDK Merger Corp., Miletos, and certain majority shareholders of Miletos. Under the Merger Agreement, we also issued an additional 250,000 shares of common stock to certain former holders of Miletos stock which are placed in escrow. If we have liability for a breach of representation or warranties under the Merger Agreement, the shares could be released to those holders, or, if at the end of one year we do not have any indemnification liabilities, the shares will be returned and cancelled. The same former Miletos shareholders also placed 1,155,000 of the 16,090,577 shares issued in the Merger in escrow to cover any indemnification liabilities they may have. Our shares of common stock were issued in reliance upon Section 4(2) or 4(6) of the Securities Act of 1933 to 36 stockholders of Miletos, all of which represented that they were accredited investors and 8 of which are the majority holders of Miletos who are affiliates of Andreas Typaldos. As a result of the Merger, Miletos merged into CDK Merger Corp., which changed its name to Arkados, Inc. The terms of the Merger were negotiated between then management of our company and Mr. Typaldos.

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

         During the period from October to November 2004, we borrowed $500,000 from certain of our existing stockholders for working capital needs and issued 6% Subordinated Convertible Notes due October 15, 2005. Of the $500,000 principal amount, $25,000 was purchased by William Carson, one of our directors, and $325,000 was purchased by Andreas Typaldos, our chairman, and a family partnership in which Mr. Typaldos' wife is the managing partner. The notes bore interest at 6% per annum and contained certain conversion features which would have been triggered if we sold equity at or above $1.25 per share. The notes' maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, we and holders of $175,000 of the outstanding principal of the notes (including Mr. Carson) agreed to discharge our obligations for 160,765 shares of common stock and the payment of $81,017.67. The remaining $325,000 of principal outstanding is due October 15, 2006 and is held by an affiliate of the Company's Chairman of the Board.

         From November to December 2005, we borrowed $52,500 from William Carson, a director, $50,000 from Gennaro Vendome, a director, and $90,000 from Andreas Typaldos, our Chairman. These advances were due on demand with interest at the annual rate of 6%. In January and February 2006, $175,000 of these advances were paid in full and the balance converted into shares of our common stock at $.67 per share.

         On March 31, 2006, we issued $500,000 principal of 6% Secured Debentures to Cargo Holdings LLC, a limited liability company owned equally by the wife of Andreas Typaldos, our chairman, and

Gennaro Vendome, another director, on substantially the same terms as the 6% Secured Debentures issued in the principal amount of $2,875,884.38 to unaffiliated investors from December 28, 2005 to February 24, 2006. The 6% Secured Debentures have a term of three years and mature on December 28, 2008, pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of our assets. We may elect to pay interest on the 6% Secured Debentures in cash or in shares of common stock, subject to certain conditions related to the market for such shares stock and the registration of the shares issuable upon conversion of the 6% Secured Debentures under the Securities Act of 1933, as amended (the "Securities Act").

         The 6% Secured Debentures are convertible at any time at the option of the holder into shares of our common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the "Registration"), the closing price for our common stock exceeds $1.70 for any 20 consecutive trading days, we may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures. The terms of the conversion rights also contain certain dilution provisions.

         On March 31, 2006, pursuant to the purchase agreement with Cargo Holdings of the 6% Secured Debentures, we issued warrants to purchase an aggregate of 235,294 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 235,294 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a "full ratchet down" to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 and twelve months after the effective date of the Registration Statement. If no effective registration statement is obtained after one year then such warrants have a cashless exercise option feature. The warrants are upon the same terms as 1,588,651 short and 1,588,651 long term warrants issued to the unaffiliated investors that purchased $2,875,884.38 of the Secured Debentures.

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

ITEM 13.  EXHIBITS

EXHIBIT INDEX

------------- ----------------------------------------------------- ---------------------------------------------------- ---------
                                                                                  INCORPORATED BY REFERENCE
------------- ----------------------------------------------------- ---------------------------------------------------- ---------
EXHIBIT       EXHIBIT DESCRIPTION                                   FORM         FILE NUMBER       EXHIBIT    FILING     FILED
NUMBER                                                                                                        DATE       HEREWITH
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.1           Articles of Incorporation of the Registrant.          10-SB        0-27587           3.1        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.2           Amendment to the Articles of Incorporation.           10-SB        0-27587           3.2        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.3           By-Laws of the Registrant.                            10-SB        0-27587           3.3        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.4           Certificate of Merger of the Registrant.              10-SB        0-27587           3.4        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.5           Amendment to the Articles of Incorporation.           10-SB        0-27587           3.5        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.6           Amended and Restated Series A Designation             10-QSB       0-27587           3.1        2/14/03
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.7           Amendment to Certificate of Incorporation (Reverse    10-QSB       0-27587           3.1        2/17/04
              Split ) filed November 31, 2003.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
3.8           Certificate of Amendment to Certificate of            10-QSB       0-27587           3.2        2/17/04
              Incorporation
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
4.1           Specimen of Common Stock Certificate.                 10-SB        0-27587           4.1        10/7/99
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
4.2*          Form of Stock Option Grant Agreement under the        10-KSB       0-27587           4.7        9/17/04
              CDKnet.com, Inc. 2004 Stock Option and Restricted
              Stock Plan.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
9.1           Shareholders and Voting Agreement dated as of May     10-KSB       0-27587           9.1        9/17/04
              21, 2004 by and among CDKnet.com, Inc. and several
              stockholders.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.1*         Technology Horizons Corp. 1998 Equity Incentive       10-SB        0-27587           10.1       10/7/99
              Plan.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.2*         Consulting Agreement dated as of May 21, 2004         10-KSB       0-27587           10.16      9/17/04
              between CDKnet.Com, Inc. and Kirk  M. Warshaw.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.3          Registration Rights Agreements dated as of May 21,    10-KSB       0-27587           10.17.1    9/17/04
              2004 between CDKnet.Com, Inc. and several                                            10.17.2
              stockholders.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------

------------- ----------------------------------------------------- ---------------------------------------------------- ---------
                                                                                  INCORPORATED BY REFERENCE
------------- ----------------------------------------------------- ---------------------------------------------------- ---------
EXHIBIT       EXHIBIT DESCRIPTION                                   FORM         FILE NUMBER       EXHIBIT    FILING     FILED
NUMBER                                                                                                        DATE       HEREWITH
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.4*         Consulting Agreement dated as of May 21, 2004         10-KSB       0-27587           10.18      9/17/04
              between CDKnet.Com, Inc. and Andreas Typaldos.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.5*         Employment Agreement dated as of May 23, 2004         10-KSB       0-27587           10.19      9/17/04
              between CDKnet.Com, Inc. and Oleg Logvinov.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.6          Letter Agreement dated November 19, 2003 between      10-QSB       0-27587           10.1       2/17/04
              CDKnet.Com, Inc. and certain  holders of Series A
              Preferred Stock
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.7          Development Agreement between Enikia LLC and          10-KSB       0-27587           10.21      9/17/04
              Leviton Manufacturing Co., Inc. dated July 14, 2003
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.8          Agreement made June 28, 2004 between Arkados, Inc.    10-KSB       0-27587           10.22      9/17/04
              and Leviton Manufacturing Co., Inc.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.9          Silicon Product Development Production                10-KSB       0-27587           10.23      9/17/04
              Collaboration Agreement dated August ___, 2004
              between GDA Technologies, Inc. and Arkados, Inc.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.10         Consulting Agreement dated October 20, 2004 between   10-QSB       0-27587           10.1       10/22/04
               CDKnet.com Inc. and Investor Relations Services,
               Inc., a Delaware corporation
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.11         Payment Agreement dated October 20, 2004 between      10-QSB       0-27587           10.2       10/22/04
              CDKnet.com, Inc. and Summit Trading Limited, a
              Bermuda company
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.12         Grid Promissory Note due December 15, 2004 to         10-QSB       0-27587           10.3       10/22/04
              Steven Horowitz
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.13         Settlement Agreement dated January 25, 2005 between   10-QSB       0-27587           10.1       1/25/05
              CDKnet.com, Inc. and Summit Trading Limited
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.14         Settlement Agreement dated January 25, 2005 between   10-QSB       0-27587           10.2       1/25/05
              CDKnet.com, Inc. and Investor Relations Services,
              Inc.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.15         Form of 10% convertible extendible note due June 8,   10-QSB       0-27587           10.1       4/19/05
              2005 in the aggregate authorized principal amount
              of $750,000
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.16         Form of three year warrant exercisable at $0.67       10-QSB       0-27587           10.2       4/19/05
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.17         Form of registration rights agreement relating to     10-QSB       0-27587           10.3       4/19/05
              the 10% convertible extendible notes and three year
              warrants
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.18         Amendment dated April 15, 2005 to 10% grid note       10-QSB       0-27587           10.4       4/19/05
              payable to the Andreas Typaldos Family Limited
              Partnership
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------

------------- ----------------------------------------------------- ---------------------------------------------------- ---------
                                                                                  INCORPORATED BY REFERENCE
------------- ----------------------------------------------------- ---------------------------------------------------- ---------
EXHIBIT       EXHIBIT DESCRIPTION                                   FORM         FILE NUMBER       EXHIBIT    FILING     FILED
NUMBER                                                                                                        DATE       HEREWITH
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.19*        Stock Option Grant Agreement dated June 21, 2005      8-K          0-27587           10.1       6/24/05
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.20         Form of Securities Purchase Agreement                 8-K          0-27587           10.1       7/14/05
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.21         Form of 6% Convertible Subordinated Note due July 7,  8-K          0-27587           10.2       7/14/05
              2007 in the aggregate authorized principal amount
              of $2.4 million
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
10.22         Form of three year warrant exercisable at $0.35       8-K          0-27587           10.3       7/14/05
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
14.1          Code of Business Conduct and Ethics                   10-KSB       0-27587           14.1       9/17/04
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
14.2          Code of Ethics for Financial Executives               10-KSB       0-27587           14.2       9/17/04
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
16.1          Letter dated March 24, 2005 from Radin, Glass &       8-K          0-27587           16.1       3/24/05
              Co., LLP
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
21            Subsidiaries of the Registrant.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
31.1          Certification of Chief Executive Officer of
              Periodic Report pursuant to Rule 13a-14a and Rule
              15d-14(a).
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
31.2          Certification of Chief Financial Officer of
              Periodic Report pursuant to Rule 13a-14a and Rule
              15d-14(a).
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
32.1          Certification of Chief Executive Officer of                                                                    X
              pursuant to 18 U.S.C. - Section 1350.

------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
32.2          Certification of Chief Financial Officer of                                                                    X
              pursuant to 18 U.S.C. - Section  1350.
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------
------------- ----------------------------------------------------- ------------ ----------------- ---------- ---------- ---------

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

                                       CDKnet.com, Inc. (Registrant)


                                       By: /s/ Oleg Logvinov
                                           -------------------------------------
                                           Oleg Logvinov
                                           President and Chief Executive Officer



                                       By: /s/ Kirk Warshaw
                                          --------------------------------------
                                          Kirk Warshaw
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer

Date: May 10, 2006