Form 10KSB
period 2006-05-31
ARKADOS GROUP, INC.
filed 2006-10-10
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction	22-3586087 (I.R.S. Employer Identification No.)
of incorporation or organization)

220 Old New Brunswick Road, Piscataway, NJ (Address of principal executive offices)	08854 (Zip Code)

Issuer’s telephone number: (732) 465-9300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
___________________________________________	___________________________________________
___________________________________________	___________________________________________

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.0001 par value

(Title of class)

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: ☐ Yes ☒ No

State issuer’s revenues for its most recent fiscal year. $112,094

The aggregate market value of the voting common equity held by non-affiliates (1) computed by reference to the last price at which the common equity was sold on September 30, 2006 was $8,170,610.

As of September 30, 2006, there were 24,862,850 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed. The information provided is included solely for record keeping purposes of the Securities and Exchange Commission.

NOTE RE: FORWARD LOOKING INFORMATION

  All statements in this annual report on Form 10-KSB that are not historical are forward-looking statements, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies,” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Some of these risks are detailed in Part I, Item 1 “Risk Factors” and elsewhere in this report. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-KSB. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

The registrant, Arkados Group, Inc., was incorporated in the State of Delaware in 1998. We are principally engaged in developing and marketing technology and solutions enabling broadband communication and networking over standard electrical lines. We conduct these activities through Arkados, Inc., our wholly owned subsidiary and we recently changed our corporate name from CDKnet.com, Inc. to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary. Arkados is a member of the HomePlug Power Alliance, an independent trade organization which has developed global specifications for high speed powerline communications.

Since we do not own any semiconductor fabrication facilities we are known as a “fabless” semiconductor company. Our powerline communications solutions enable high-speed digital transmission of voice, video, and data over the existing powerline infrastructure. Our highly integrated semiconductors are designed for the home networking and broadband communications markets, within which we plan to address the needs of specific industries with customizable software.

We are principally engaged in developing and marketing semiconductors for home networking and broadband powerline communication (“BPL”) markets, such as the Multi-dwelling/Multi-tenant (MDU/MTU) and the so-called “last-mile” or “access” markets. Arkados is a member of the HomePlug Alliance and IEEE P1901. HomePlug networking is the only globally recognized technology for high-speed powerline communication having multiple silicon manufacturers support and established interoperability certification. During the fiscal year ended May 31, 2006 (“Fiscal 2006”) we introduced our first commercially available system-on chip, the ArkTIC™ AI-1100. The ArkTIC™ AI-1100 is designed to be embedded into various consumer electronics devices and deliver high-speed Internet connectivity and multimedia over the power lines in a home. The AI-1100 is the first in our ArkTIC™ family of turnkey hardware and software solutions. Our system-on-a-chip designs aim to create easy-to-use digital connectivity between entertainment and networking devices used by consumers. In addition, our solutions are designed to permit ODM and OEM customers to produce sophisticated, full featured products with lower overall production cost, faster time to market, and a high degree of programmability.

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

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. We can be reached at our principal offices by telephone at (732) 465-9300. Arkados maintains a website at www.arkados.com.

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

Corporate Background

On May 24, 2004, a wholly owned subsidiary we formed, filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation (the “Merger”). The consideration for the Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos’ predecessor and former controlling equity holders. The Merger was completed according to the terms of a Agreement and Plan of Merger dated as of May 7, 2004. Miletos merged into our wholly owned subsidiary and changed its name to “Arkados, Inc.”

Simultaneously with the Merger, we completed a private placement of 883,334 shares of our common stock for aggregate proceeds of $1,060,000, of which approximately $950,000 were subscriptions for cash, $50,000 (41,667 shares) was for outstanding debt of Arkados, and $59,800 (49,834) was in lieu of consulting fees. The sale was made to 10 accredited investors (“Investors”) directly by us without any general solicitation or broker. The offering is claimed to be exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. In addition, we settled liabilities relating to outstanding convertible notes and payables for 700,000 common shares.

Prior to the Merger, on March 23, 2004, Miletos acquired the assets and business of Enikia, LLC, a Delaware limited liability company at a public foreclosure sale, including the intellectual property upon which Arkados’ development efforts are based. Miletos was formed in February 2004, by control affiliates of Enikia. These control affiliates were both secured creditors of Enikia and holders of the controlling equity interest in Enikia. They contributed a secured promissory note to Miletos in the initial principal amount of $9,221,000, dated June 1, 2002. The promissory note also represents obligations to the lender for additional advances to Enikia by the control group which brought the aggregate principal due at the time of foreclosure to approximately $11,100,000. At the foreclosure sale, Miletos forgave $4,000,000 of the secured obligation in exchange for substantially all of the assets of Enikia. The Merger has been treated as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc. (formerly CDKNet.com, Inc.). The assets acquired at the foreclosure sale and certain liabilities assumed by Arkados Group, Inc. have been recorded as historical cost.

Dependence on Financing Activities

Since we are not generating significant revenue, we are dependent on outside sources of financing. During Fiscal 2006 we completed a series of debt financings in the aggregate principal amount of $4,442,384. From June, 2006 to September 6, 2006 we completed an additional $2,273,470.00 of debt financing, of which $1,500,000 was for cash proceeds and $773,470 was for the cancellation of obligations to our Chairman, Andreas Typaldos, and related family limited partnerships for consulting fees due under a May 2004 consulting agreement and borrowed money.

We have sought and will continue to seek various sources of financing but there are no binding commitments from anyone to provide us with financing. In addition, under the terms of $5,649,354.38 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to September 7, 2006, we are prohibited from issuing shares of our common stock, securities convertible into or giving right to purchase our common stock or debt securities without the consent of the holders of 60% of the outstanding principal amount of the secured debentures. Since December 2005 when we initially issued $2,000,000 principal amount of secured debt, such holders have consented to the issuance of additional 6% secured debentures and related warrants and have purchased $2,375,884.38 of the additional $5,649,354.38 principal amount sold. A substantial portion of the net proceeds of these sales have been used to repay pre-existing debt. There is no assurance that the holders will continue to provide additional funds to us or that they will consent to any future financing. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

Industry Background

Multimedia distribution is experiencing the shift from old-fashioned analog signals into a digital distribution. InStat, in a report titled “Media Networking 2005: The Networked Living Room Becomes a Reality,” InStat predicted growth trends in home media networking, including the prediction that total media networking connections in homes will grow from over 50 million in 2005 to over 200 million in 2009, a 29% compound annual growth rate. We believe that this shift creates demand for new products, and new products will require new types of semiconductors that incorporate digital technologies supporting such functions as communication and media rendering. Our ArkTIC™ family of turnkey hardware and software solutions is designed to address these requirements.

Powerline Communication Enables Several Markets

We view the market for powerline communication semiconductors comprising four major segments: In-Home Networking, Consumer Audio Visual Applications or Multimedia Networking, Broadband Powerline (BPL), and MDU/MTU Networking.

In-Home Networking

Technology and solutions used to connect devices in a home through powerline or wireless means, for the purpose of sharing entertainment content or connectivity using HomePlug standard technology. This is a proven marketplace with consumer products available today.

Consumer Audio Visual Applications or Multimedia Networking

These applications permit Internet streaming audio, whole house audio distribution and control, whole house distribution of video either streamed over IP (IPTV) or stored locally (PVR/DVR type of applications). In addition, technologies based on HomePlug specifications can be used to connect portable devices such as portable audio players and satellite receivers to remote speaker systems, distribute multimedia and HDTV throughout the home by simple use of already installed electrical wires.

MDU/MTU Networking

Technology and solutions for the purpose of connecting individual rooms or units of a building (such as a hotel, apartment, or office complex) to an Internet connection or other services. It is a mature market with an ever-increasing need for products that offer non-invasive and cost-effective installation. Powerline communication technology has the potential to become a significant player in this market segment. Arkados has acquired significant experience in this market and conducted feasibility studies that helped Arkados team to develop both the expertise and identify potential solutions suitable for this market.

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

The Alliance’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.

Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. In 2005 the Alliance ratified HomePlug AV specification that is going to enable 200Mbps class communication over power lines. In-Stat believes that HomePlug AV will be a potentially important technology for multimedia networking, as the technology could provide a home network backbone. Presently the alliance is working on the new HomePlug BPL and HomePlug Command and Control specifications.

Arkados is a Contributing Member of the Alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups. Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer of the HomePlug Alliance. Mr. Logvinov is also the immediate past president of the Alliance, having been succeeded by Matthew Theall of Intel. Jim Reeber, our Director of Marketing has served as Chair of Marketing Working Group.

Arkados is also a member of the IEEE P1901 group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications.

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

Key elements of our solution are as follows:

•	Comprehensive platform solutions.

Our platform solutions consist of an integrated package of hardware, firmware and software designed to enable our customers to develop differentiated products in a cost-effective manner with short time to market. In addition to a high-performance SoC, we plan to provide our customers with customizable, high functionality firmware and software development kits to allow them to rapidly develop and differentiate their products. As a result, we would be able to reduce our customers’ investment in costly and time-consuming internal firmware and software development for their products, and from having to source different firmware and software for their end products from multiple suppliers.

•	Customizable firmware and software.

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

•	Targeted, high-performance SoCs.

Our SoC solutions are specifically designed for the powerline communication market. They are driven by function-specific blocks that allow simultaneous execution of complex operations, such as transmission of data over power lines and MPEG audio decoding and playback. Our SoCs support most major peripheral connection protocols, including USB, Ethernet, Infrared, I2S, and a number of specialized and general purpose interfaces. This support enables connectivity to a variety of playback, display and content creation devices including cameras, PCs, televisions and car and home audio systems.

In contrast, competitors that do not provide comprehensive platform solutions such as ours may be able to produce a greater variety of customized SoCs to more specifically address a particular OEM’s requirements. In addition, solutions which do not include customizable firmware and software like ours may allow OEMs to take advantage of a wider range of third-party developers. Furthermore, these alternative solutions may be lower in cost in comparison to our platform solutions due to lower performance levels or fewer interface options.

Our Strategy

Our objective is to be the leading supplier of comprehensive platform solutions for high-performance and feature-rich networked multimedia appliances and networking devices. Key elements of our strategy are:

•
Maintain a full platform solution approach with industry-leading SoCs, firmware and software. We plan to continue committing resources of each of our hardware, firmware and software teams to drive innovation so that our integrated, comprehensive platform solutions are at the forefront of the networked multimedia appliances and networking devices industries and capture a leading market share. We intend to continue to devote resources to increase the performance and functionality of our SoCs and expand the features and capabilities of our firmware and software.

•
Maintain our focus on feature-rich networked multimedia appliances and networking devices. We intend to build on our experience as a platform provider by continuing to focus primarily on customers that produce feature-rich networked multimedia appliances and networking devices. In addition, we intend to continue to work closely with manufacturers of other media rendering components to ensure that our platform solutions interface with their current and future technology components for optimal performance their end products.

•
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

•
Enable new growth markets, such as photo- and video-enabled networked multimedia appliances. We intend to build on our existing expertise to be the leading provider of comprehensive platform solutions in new markets. We intend to continue to invest our research and development efforts and engineering resources to develop new platforms and products and to strengthen our technological expertise. For example, our recently announced reference design that employs both AI-1100 as well as BlackFin Processor from Analog Devices to provide a cost-effective platform for a variety of video applications based on powerline distribution.

•
Expand our customer base while securing additional design wins with existing customers. We plan to be the leading supplier of new designs to our existing customers, and to secure high market share with new customers entering this market. We intend to continue the expansion of our customer base by marketing our platform solutions to additional manufacturers of consumer devices. Further, we intent to broaden our reach within our existing customer base into their adjacent product lines that can utilize technologies that we intend to implement in the near future.

Our Products

We design and develop and are marketing highly integrated SoC semiconductors that are designed to cater to the markets for powerline communications. Our chip designs offer flexible solutions through programmability and remote firmware upgrades.

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

We started marketing our AI-1100 system-on-chip in Fiscal 2006. It is designed to be embedded into various consumer electronics and multimedia networking devices and deliver high-speed Internet/Networking connectivity and multimedia over the power lines in a home. The AI-1100 chip offers a single chip integration of HomePlug 1.0.1 powerline technology, ARM 926-JES CPU operating at 160 MHz, dual Ethernet interface, I2S Audio Interface, and a wide variety of other interfaces designed to support connected home applications. Furthermore, the programmable nature of our implementation allows ODMs/OEMs to extend the functionality of the these products and HomePlug technology.

ArkTIC AI-1100 system-on-chip features:

•  Based on HomePlug 1.0 Specification
-  PHY/MAC sub-system is designed to allow for compliance with the HomePlug specification
-  Arkados extensions for increased performance and future-proofing
-  Programmable MAC functions for full flexibility
•  ARM926 Processor
-  16k instruction cache & 4k data cache
-  Memory Management Unit
-  Embedded Trace Macrocell (ETM9)
•  SDRAM Controller
-  Supports external parts up to 256Mb
•  SRAM Controller/Expansion Bus Interface
-  Supports external boot Flash or external SRAM and acts as a general-purpose interface bus for external logic
•  Ethernet controllers
-  Standard MII port (802.3u) - or - PHY Emulation Port (PEP) MII (emulates Ethernet PHY)
•  Video/Audio DSP Interface
•  USB 1.1 Device
•  Serial I/O Controllers
•  I2S for direct connection to audio DAC
•  IrDA
-  6550d compatible UART
•  GPIO Controller
•  JTAG / Debug Interface
•  0.18μ CMOS, 1.8V core, 3.3v I/O

Our AI-1100 is the first in a series of devices built around existing and emerging HomePlug Powerline Alliance networking specifications. This device supports the HomePlug 1.0.1 specification along with a variety of multimedia applications. Our Direct to Speaker™ Internet Radio Reference Design (AI-1100 DTS-INTR) received HomePlug 1.0 certification in August 2006. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug technology. Future devices will include among other enhancements the implementation of new HomePlug standards, such as HomePlug AV and BPL, as they become available.

We have modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions for each powerline market. This enables efficient reuse and repurposing of technology blocks, which can be used to create many specific solutions.

We also provide consulting, software, and applications support, thereby facilitating system integration and reducing our customers’ time-to-market and our customers’ development costs.

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

•
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

•	SOHO NETWORK GEAR - New types of routers, switches, gateways, network attached storage, and other devices that offer various types of services to the SOHO (Small Office Home Office) network.

•
INTERNET TELEPHONY - As companies like Vonage, Comcast, Verizon and other service providers begin to roll-out new voice services to the home, an easy-to-use and reliable home network is needed. VoIP (Voice-over-IP) phones are currently produced by several vendors and we expect to see such products with HomePlug technology embedded into them.

•
HOME SECURITY - Many companies have created home security cameras that are networked through various means. Early market entrants GigaFast, ST&T, and Asoka have already created powerline networked security cameras with embedded web servers that allow direct access to the camera’s feed.

Customers

Most of our revenue has come from design and development agreements. We expect that such agreements will lead to volume orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics ODMs/OEMs. We have not yet derived significant product revenue from these ODMs/OEMs. We have received initial orders for limited quantities of our AI-1100 SoC. We are working closely with many of the leading communications, digital entertainment and consumer electronics companies some of which may result in design wins and orders for our integrated circuits. Several OEM’s are sampling and testing our AI-1100 SoC chips, and one has announced a product incorporating our chip, but factors such as design flaws, compatibility issues and manufacturing errors could delay the functioning of the products and prevent us from making sales. As it is evidenced by the recent compliance certification of one of our reference designs we are focused on delivering a wide array of reference designs that can help out customers through the productization cycle.

Strategic Relationships

In July 2004, Arkados entered into a five-year Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA will assist Arkados in translating Arkados chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados designed integrated circuits in a cost effective manner. We paid GDA $175,000 under the agreement in Fiscal 2006 and will pay GDA 20% of production costs as compensation for production management services. In addition, we issued 150,000 shares of our restricted common stock to GDA for nominal consideration.,

Manufacturing

We contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. Our fabless manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. Our manufacturing process is designed to follow the following steps. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers were possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. At present, we are using foundries in Japan owned by Fujitsu and we also use third parties to aid in our test and qualification process.

Patents, Licenses and Trademarks

We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property in our products and technology. We intend to continue this practice in the future. As of August 31, 2006, Arkados has 4 issued U.S. patents, 20 pending U.S. patent applications, and various corresponding international patents and applications.

To complement our own research and development efforts, we have also licensed, and expect to continue to license, from third parties a variety of intellectual property and technologies important to our business.

Although we have not received any notification from third parties that we are infringing any of their intellectual property, there may be third party patents or other intellectual property that we are infringing. If that were the case, third parties could assert infringement claims against us or seek an injunction on the sale of any of our products in the future. If such infringement were found to exist, we may attempt to acquire the requisite licenses or rights to use such technology or intellectual property. However, we cannot assure you that such licenses or rights could be obtained on favorable terms or at all.

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

We face significant competition in our present and future product lines. We face competition both from established players that are beginning to focus on powerline networking technology as well as recent entrants in the field. Some of these competitors already have products in the market place that are compliant with HomePlug Alliance 1.0.1 specification while other competitors’ products are based on proprietary technologies. Immediate key competitors in the powerline networking segment include Conexant (CNXT), Maxim Integrated Products (MXIM), Intellon, DS2, Gigle Semiconductor, Panasonic, Spidcom, and Yitran, many of whom have substantially greater resources than we do. Some of them have already announced HomePlug AV based products. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international integrated circuit manufacturers and smaller, emerging companies.

In addition, there are other organizations worldwide that seek to foster the development of powerline connectivity technology solutions and may attempt to create technology standards that compete with the industry specifications established by the HomePlug Powerline Alliance. These include the R7.3 subcommittee of the Consumer Electronics Alliance (CEA), PLCForum, industry groups such as CEPCA and Universal Powerline Association (UPA), and the IEEE P1901. The R7.3 subcommittee of the CEA, a consumer electronics trade association, had pursued a specification for powerline connectivity in the past, but later abandoned it. The PLCForum is a European organization primarily focused on addressing regulatory issues, market factors, and business cases for the technology. The two recent entrants, CEPCA and UPA, are focused on generating industry acceptance of certain technologies from individual companies, and both have announced intentions to build co-existence methods that would allow standards-based and proprietary technologies to divide bandwidth on the powerline, allowing co-existence. The IEEE P1901 has announced the focus on both co-existence and PHY/MAC development. We believe the HomePlug alliance is the only organization solely focused on using open standardization processed to build interoperable solutions for both in-home and to-the-home applications that allow for the co-existence of services. We also participate in IEEE efforts.

The HomePlug 1.0 and AV specifications consist of the electrical characteristics and protocols related to the transmission of data over conventional power lines. As a member of the HomePlug Alliance we are obligated to license Necessary Patent Claim (intellectual property rights without the use of which products cannot conform to the HomePlug specifications) to any member of the alliance as defined in the Sponsor Agreement and Contributor Agreement on a non-discriminatory basis. Under our license and development agreements we retain title to our patents, patent applications and other licensed technology, and to any improvements that we develop.

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

•
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

•
Advanced Development Partnerships with strategic customers. The benefits of using this channel are numerous. Among them are creation of product focus, reduction of upfront sales and marketing expenses, acceleration of sales volumes through early commitments, and creation of incremental development revenues.

•
We are also developing a network of distributors that can support our customers worldwide. Recently we announced an agreement with Jedcom, a distributor in Taiwan. Under the terms of this agreement Jedcom is going to provide us with distribution, sales and marketing, and field application engineering support in Taiwan and certain regions of China.

We expect to develop our domestic sales force to include a network of regional direct sales offices. We expect to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend among other things, on the amount of capital available to us and when products are ready for testing.

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

When communicating over powerline, our technology operates on frequencies that are not currently restricted by FCC regulations. Products incorporating our semiconductors are regulated by the Federal Communications Commission (“FCC”) in US market and respective regulatory bodies in the rest of the world. In certain countries, there may be regulations restricting the transmission of high frequency over power lines. We cannot assure you that this will continue to be the case. Should government regulations change in the future, making operation of our customers’ products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, OEMs’ desire to purchase our products could diminish and our business may suffer.

On August 3, 2006, the FCC generally affirmed its rules for Access Broadband over Power Line (Access BPL) systems while maintaining safeguards against harmful interference to existing radio services. The decision was adopted in response to a number of petitions for reconsideration of the BPL rules established in October of 2004. In the Memorandum Opinion and Order (MO&O), the FCC again acknowledged the significant benefits of Access BPL, reaffirmed its commitment to address interference issues, and reemphasized that the Part 15 rule changes were made to ensure that Access BPL operations do not become a source of interference to licensed radio services. The full text of the rules can be found on FCC website at www.fcc.gov.

Backlog

We expect sales outside of the strategic partnership agreements to be made primarily pursuant to standard short-term purchase orders for delivery of standard products. We expect the quantity actually ordered by the customer, as well as the shipment schedules, to be frequently revised, without significant penalty, to reflect changes in the customer’s needs. As a result, we believe that in the future, our backlog at any given time should not be used as a meaningful indicator of future revenues.

Employees

As of May 31, 2006, we had 12 full-time equivalent employees, including our CEO, Oleg Logvinov. All of our full time employees are engaged in research, development, engineering or marketing. Andreas Typaldos, our Chairman of the Board provides us with product marketing services, strategic planning and leadership in our capital raising efforts on a part-time basis and Kirk Warshaw, our Chief Financial Officer serves on a part-time basis as well. Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We expect to be able to hire qualified personnel to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements

Risk Factors

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

Risks Related to Our Business and Financial Condition

Dependence on financing.

Since we are not generating significant revenue we are dependent on outside sources of financing. We have financed our operations by offering convertible debt (secured and unsecured) securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from affiliates of our Chairman of the Board. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.

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

We are dependent on the consent of the holders of 60% of the principal amount of our outstanding 6% Secured Convertible Debentures due December 28, 2008 to obtain future financing.

Under the terms of $5,649,354.38 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to September 7, 2006, we are prohibited from issuing shares of our common stock, securities convertible into or giving right to purchase our common stock or debt securities without the consent of the holders of 60% of the outstanding principal amount of the secured debentures. Since December 2005 when we initially issued $2,000,000 principal amount of secured debt, such holders have consented to the issuance of additional 6% secured debentures and related warrants and have purchased $2,375,884.38 of the additional $5,649,354.38 principal amount sold. There is no assurance that the holders will continue to provide additional funds to us or that they will consent to any future financing. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the new rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

We have identified significant deficiencies in our disclosure controls and if we are not able to remediate them the timeliness of our periodic reporting could be impacted.

Our management determined, in connection with their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, that such procedures were not effective to ensure that information required to be disclosed by us was recorded, processed and reported within the time periods specified in the SEC’s rules and forms Although our management has taken actions to improve the effectiveness of these procedures, its has not been able to conclude that such controsls are effective. Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we are not able to improve these procedures.

We have not generated significant revenue from our principal intended activities and we have been dependent on one customer for substantially all of out revue

As a development stage company, we have generated limited revenue principally from providing development services and generating data in field test scenarios. We have not sold mass produced semiconductors, which is the primary part of our expected revenue stream going forward. In addition, substantially all of our revenue has been from one customer. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks and may never have significant revenue.

We expect losses will continue for the foreseeable future. Our stock price may be affected by such losses.

In our short history, we have not reported an operating profit and do not expect to report a profit in the near future, if at all. We have experienced losses from operations since Enikia, from whom we indirectly acquired our intellectual property assets, began operations. Losses are likely to continue, and may cause volatility in our stock price.

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

There are several factors that may affect the expansion of the home connectivity market:

•	the emergence of competing standards for home connectivity
•	new content or products that attract a large consumer base
•	interoperability between different products in the same market
•	the success of marketing by OEMs
•	the cost and availability of connected products using this technology or competing technologies

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

Arkados is developing products that comply with the specification for in-home powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be other competing, independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados’ chosen technologies, or if no standard predominates in each market, our business will suffer.

Products that incorporate our chosen technologies may fail in operation, or fail to be certified by standards organizations.

Our ODM/OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem, our business may suffer. If products that incorporate our solutions fail to pass standards test, our business will suffer.

We may be unable to sell volumes of semiconductors.

While we plan to attract customers with plans for large numbers of products, there may be cases when significant effort results in few semiconductors sold. When a company agrees to develop products that use our solutions, and agrees to purchase our solutions in volume, we consider the agreement a “design win.” Achieving a design win does not create a binding commitment from that customer. A design win is merely an expression of interest by a customer to make volume purchases, but at any time a customer can discontinue using our solutions. To the extent that we are unable to convert design wins into volume sales, our business will suffer.

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

Our customers are OEMs and ODMs in our target markets. They integrate our IC’s into their products. If their products are not successful, we may not sell volume quantities of our semiconductors. OEM and ODM products may be unsuccessful for many reasons which are beyond our control. Any of these reasons may harm our business.

We will rely on third parties to fabricate, assemble and test our solutions, which may increase costs or create delays.

As a “fabless” semiconductor manufacturer, we do not own or operate a semiconductor fabrication, assembly or testing facility. For our first semiconductor product we have entered into an agreement with GDA Technologies, Inc. to manage this process for us. In the future GDA or contract foundries, and assembly, and test houses selected by us may also be adversely affected for reasons beyond our control. This may result in our inability to obtain products within the time frames, volumes or costs we require, or at all. Any disruption in the availability of products, or problems associated with the delivery, quality or cost of fabrication, assembly and testing of our products may cause our business to suffer.

Our specifications may result in unacceptable manufacturing yields from our suppliers, which may increase our product costs or reduce supplies.

We write specifications and create designs and our third-party suppliers manufacture chips based on those specifications and designs. We have not yet entered into volume production of our products, and our specifications may fall short of producing volumes of semiconductors effectively and efficiently. This may cause dies on our wafers to function poorly, if at all. The term “yield” is used to express the proportion of functional die expressed as a percentage of total die on a wafer. If expected yields are not reached, our product costs will increase. We may also experience problems when our products are scaled to smaller geometries. Problems with yield may not be identified until late in the product development cycle, or even once an end-product is built and sold. Yield problems are difficult to detect, time consuming and expensive to correct. These issues could affect our intention to delver products to customers in a timely manner.

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

Our powerline communication products are designed to operate on frequencies that are not currently restricted by FCC regulations. OEM products incorporating our ICs are regulated by the FCC. Operation of these products currently is not restricted by the FCC as long as the products do not interfere with other radio frequency, or RF, bands licensed by the FCC. We cannot assure you that this will continue to be the case. Should government regulations change in the future, making operation of our customers’ products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, our customers’ desire to purchase our products could diminish and our business may suffer.

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

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner, and to have these products gain market acceptance. The development of new products is highly complex and we may experience delays in developing and introducing them. Successful product development and introduction depend on a number of factors, including:

•	proper new product definition,
•	timely completion of design and testing of new products,
•	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,
•	successfully developing and implementing the software necessary to integrate our products into our customers’ products,
•	achievement of acceptable manufacturing yields,
•	availability of wafer, assembly, and test capacity,
•	market acceptance of our products and the products of our customers
•	obtaining and retaining industry certification requirements.

Although we seek to design products that have the potential to become industry standard products, we cannot assure you that the market leaders will adopt any products introduced by us, or that any products that may be initially accepted by our customers that are market leaders will become industry standard products. Both revenues and margins may be materially affected if new product introductions are delayed, or if our products are not designed into successive generations of our customers’ products. We cannot assure you that we will be able to meet these challenges, or adjust to changing market conditions as quickly and cost-effectively as necessary to compete successfully. Our failure to develop and introduce new products successfully could harm our business and operating results.

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

In powerline communication segment our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic Gigle Semiconductor, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. In addition to that powerline communication is a relatively new technology. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increase the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

•	material recall and replacement costs for product warranty and support,
•	adverse impact to our customer relationships by the occurrence of significant defects,
•	delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and
•	diversion of the attention of our engineering personnel from our product development efforts.

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

We rely on independent foundries to manufacture our products, which will subject us to increased risks.

We rely on independent foundries to manufacture all of our wafers. In order to produce our silicon we need to secure appropriate manufacturing services and capacities. Our reliance on outside foundries involves several risks and uncertainties, including the:

•	inability to secure appropriate manufacturing services and capacities
•	possibility of an interruption or loss of manufacturing capacity
•	lack of control over delivery schedules, quality assurance, manufacturing yields and costs
•	possible misappropriation of our intellectual property
•	inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

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

Pending litigation.

We have reported that former officers of Enikia, LLC, the company from which we indirectly acquired patents and other assets relating to our planned products, have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia’s counsel, Arkados and us. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04).

Obligation to license certain intellectual property rights.

As a member of the HomePlug Alliance, TIA TR30.1 and IEEE P1901, we are obligated to license certain intellectual property rights to our competitors, on a non-discriminatory basis, which may adversely affect our ability to compete.

Available Information

  We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document the Company files at the SEC’s public facilities located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site (www.sec.gov ) that contains annual, quarterly and current reports, proxy statements and other information that we and other issuers file electronically with the SEC.

Executive Officers of the Registrant

     Our current executive officers are:

Name	Position
Andreas Typaldos	Chairman of the Board
Oleg Logvinov	President, CEO and a Director
Kirk Warshaw	CFO, Treasurer and Secretary

Andreas Typaldos is a principal stockholder and was appointed Chairman of our Board in February, 2005. Although our by-laws provide that the Chairman of the Board’s primary responsibilities relate to the conduct of board and stockholder meetings, Mr. Typaldos also serves as a consultant to us on a part-time basis and has a significant impact on our strategic planning, marketing and capital raising activities. He has thirty years of software experience as an entrepreneur and founder/investor of a number of technology companies. In 1997, Mr. Typaldos founded Enikia, LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into our Arkados, Inc. subsidiary in May 2004. Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications. From September 1998 until June 2003, as founder and principal investor, Mr. Typaldos also built a multi-million dollar software consulting business, e-Vantage Solutions, Inc., until that company’s consulting activities ended shortly after September 11, 2001. In addition, from September 1999 until December 2001, Mr. Typaldos was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Prior to that, Mr. Typaldos founded his first consulting and software company in 1973 and in 1978, founded a successor company, AxsOne (formerly known as Compuiron), which he took public in 1995 and of which he as President until 1994 and Chairman/CEO until 1996. AxsOne is an international client/server and internet-based enterprise applications software company that supplies Fortune 5000 companies with records and content management and compliance software (i.e., email and Instant Messaging-IM management), as well as financial applications and workflow solutions .

Mr. Typaldos has a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research. He also holds a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since we merged Miletos into Arkados. Prior to the merger, from February, 2000 to March, 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March, 1998 to February, 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from1996 to 1998, and CEM, Inc from 1991 to 1996. Mr. Logvinov holds a masters degree in electrical engineering from the Technical University of Ukraine (KPI). He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy.  Oleg Logvinov is the Chief Strategy Officer and immediate past President of the HomePlug Powerline Alliance. Mr. Logvinov is a frequent industry speaker, representing both the HomePlug alliance and Arkados at conferences around the world.

Kirk Warshaw, CPA was appointed CFO of Arkados in June 2004 and was appointed our CFO, Treasurer and Secretary August 12, 2004. Mr. Warshaw started his career at Deloitte Haskins & Sells (Deloitte & Touch) as a Senior Accountant. Subsequently, Mr. Warshaw was employed in the banking industry, including a position as the CFO of Amerifederal Savings Bank from 1987 to 1990 where he supervised the accounting, retail branches, corporate services, consumer lending, and data processing departments. He was directly responsible for asset / liability, and interest rate risk management; tax, budget, and insurance functions; capital planning, regulatory compliance and financing activities. From 1990 to 1991 he was the bank President and CEO where he resolved numerous non-performing assets and operating problems, prepared business plans, negotiated loan workout plans, and participated in the resolution and sale of the bank. For the last 14 years, he has invested in and served in managerial capacity in a variety of private businesses, including radio stations, an executive recruitment entity, and a firm which provides personal financial planning services. In addition, he acts as a financial and business consultant to several small businesses. Mr. Warshaw is currently the Chief Financial Officer of Entrust Financial Services, Inc. (OTCBB:ENFN), the Chief Financial Officer and Director of 24 Holdings, Inc. (OTCBB:TFHD), a Director of Empire Financial Holding Company (AMEX:EFH), Chief Financial Officer of Twin Lakes Delaware, Inc. (a publicly reporting, non-trading company), Chief Financial Officer and Secretary of R&R Acquisition II, Inc., R&R Acquisition III, Inc., R&R Acquisition IV, Inc., R&R Acquisition V, Inc., R&R Acquisition

VI, Inc., R&R Acquisition VII, Inc., R&R Acquisition VII, Inc., R&R Acquisition IX, Inc., and R&R Acquisition X, Inc. (each a publicly reporting, non-trading company), and a Director of two privately owned entities. Mr. Warshaw, a Certified Public Accountant since 1982, holds a BS in accounting and marketing from Lehigh University.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. The facility is approximately 6,500 sq. feet, occupied pursuant to a lease which expires on June 30, 2009 and is adequate for our current activities. We may add to the space or seek larger facilities as our operations expand.

ITEM 3.	LEGAL PROCEEDINGS.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos’) merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but discussions about settlement with plaintiffs’ counsel occurred several months ago but did not result in a settlement. Whether or not any future discussions lead to a settlement, the resolution of this litigated matter could require a significant amount of our management’s time and is detrimental to our business. Plaintiff Dillon, a holder of membership interests in Enikia and the other plaintiffs that hold options to acquire Enikia interests allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages. Litigation is currently pending regarding what parties and what issues should be decided in an arbitration rather than in Superior Court of New Jersey. We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.

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

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “AKDSE.OB” and we anticipate that the symbol will change to AKDS.OB” shortly after this report is filed..

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the quarter ended August 31, 2006 and each quarter in the years ended May 31, 2006 and May 31, 2005 which information was provided by NASDAQ Trading and Market Services.

	High Bid	Low Bid
Quarter ended:

August 31, 2006	$0.95	$0.51

Fiscal Year ended May 31, 2006
	High Bid	Low Bid
Quarter ended:

May 31, 2006	$0.88	$0.47
February 28, 2006	$0.85	$0.51
November 30, 2005	$1.05	$0.56
August 31, 2005	$0.90	$0.41

Fiscal Year ended May 31, 2005
	High Bid	Low Bid
Quarter ended:

May 31, 2005	$0.21	$0.42
February 29, 2005	$0.80	$0.50
November 30, 2004	$1.20	$0.53
August 31, 2004	$3.00	$0.56

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of August 31, 2006 we had 195 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. The terms of $5,649,354.38 principal amount outstanding of 6% Secured Convertible Debentures due December 28, 2008 prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. We currently do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-QSB and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,000	$30.00	55,000

Equity compensation plans not approved by security holders	7,622,642	$ 0.64	2,557,358

Total

  Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until 2008 with terms up to 10 years from the dated of grant. As a result of a reverse stock split the number of shares available for grant was reduced to 60,000.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 plan is currently administered by our board of directors. There are options to purchase 744,642 shares outstanding under the 2004 Plan, as amended.

In March 2006, our board approved the issuance of 180,000 warrants to purchase shares of our common stock for $0.85 per share to a investor relations consultant. The issuance of the warrants has not been approved by our stockholders.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

  Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB for the period ended May 31, 2006, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are a semiconductor company engaged in research and development activities focused on the segment of the industry that provides the technology and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug.” HomePlug’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados is also a member of newly created IEEE P1901 group that is focused on the standardization of the powerline communication technology.

We have not had significant revenue from operations since inception and as of May 31, 2006 were still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2006, we sold an aggregate $3,375,884.30 of 6% secured convertible debentures due December 28, 2008 of which $2,375,884.30 was purchased by institutional investors and the balance of $500,000 by a limited liability company owned equally by our Chairman’s wife and another director. In addition, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2006 to September 2006, we raised and additional $1,500,000 of cash and settled $773,400 of related party debt by issuing addition 6% secured debentures. Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources. Operating under these constraints, during the year ended May 31, 2006:

•
our focus began to shift to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our A-1000 chip, the first in our family of ArkTIC™ solutions and demonstrated its capabilities and competitive advantages.

•	We demonstrated such prototypes and reference designs including at the Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2006.

We are currently demonstrating our chip and reference design products to individual potential customers, including both OEM’s (Original Equipment Manufacturers)and ODM’s (Original Design Manufacturers. Such potential customers, if they ultimately agree to design our chips into their end user products (as is the case with OEM’s) or in the products of their own OEM customers (as is the case with ODM’s), could be responsible for the introduction of multiple end user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenues streams from each potential OEM customer that uses our chips in their end user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both case, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end user products by such OEM and ODM customers. Thus far, one such ODM has publicly announced their offering of a product incorporating our AI-1100 SoC.

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

We will contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, we recognize revenue when products are shipped, and the collection of the resulting receivable is probable. If revenues are from a long term arrangement, revenue are recognized when pre-determined milestones, which generally are related to substantial scientific or technical achievement, are accomplished.

Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of its stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

The Year ended May 31, 2005

Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we did not have any recurring revenues for the 2005 Fiscal Year.

During the year ended May 31, 2005, we had revenues of $832,910 which were realized as the result of achieving certain benchmarks in a long term arrangement for product development and supply with one client. We recorded $599,620 of labor, material and supplies, and outside fabrication cost as Cost of

Goods Sold relying on estimates determined by management. Total operating expenses for the twelve month period were $6,878,000. The most significant expenses were personnel, professional fees and related expenses. Of the total, $4.85 million was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants.

The Year ended May 31, 2006

Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we did not have any recurring revenues for the 2005 Fiscal Year.

During the year ended May 31, 2006, we had revenues of $112,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client compared to $832,910 realized from activities with the same client during the prior year We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates, compared to $599,620 during the prior year. Total operating expenses for the year ended May 31, 2006 were $3.592 million compared to $6.878 million in the same period of fiscal year 2005. In both periods, the most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $377,979 however, a substantial portion of our administrative expenses relate to product development.Of the total in fiscal year 2006, approximately $856,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $4.85 million. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

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

During the years ended May 31, 2006, we were able to raise gross proceeds of $1,066,500 from the sale of convertible notes and warrants to accredited investors, $3,375,884.30 from the sale of secured convertible debentures and warrants to institutional investors and a limited partnership that is a related party, and an additional $412,700 from borrowing from related parties. During the same period, we repaid $750,000 of outstanding convertible debt, an aggregate of $225,000 of related party debt, and $874,000 of liabilities we agreed to pay at the time we completed the acquisition Arkados by merger in May 2004. The net cash provided from these financing activities exceeded the amount of cash consumed by operations during the period by approximately $530,000. During the last quarter we were able to negotiate with the various holders of long and short term debt the conversion of a portion of our debt into shares our common stock. The total debt converted was $405,000 in exchange for the issuance of 609,786 shares of our stock. There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

May 31, 2006, we had cash of approximately $10,000 and negative working capital of $2,725,783 compared to cash of $10,000 and negative working capital of $3,807,000 at May 31, 2005. The improvement resulted from the sale of the 6% two year convertible notes and the 6% three year secured debentures during the year as well as the payment of approximately $874,000 of federal and state tax liabilities assumed in a merger in fiscal 2004. Subsequent to May 31, 2006, we sold an additional $2,273,470 of 6% secured convertible debentures due December 28, 2006. The cash proceeds of such sale were $1.5 million and $773,470 of the notes were issued in satisfaction of related party debt.

Our present material commitments are the compensation of its employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS.

  Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries
(formerly known as CDKNET.COM, Inc.)
Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM	F - 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F - 2

Consolidated Statement of Operations	F - 3

Consolidated Statement of Changes in Stockholders’ Deficiency	F - 4

Consolidated Statement of Cash Flows	F - 5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F - 6 to F - 24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arkados Group, Inc. and Subsidiaries
(formerly known as CDKNET.COM, Inc.)

We have audited the accompanying consolidated balance sheet of Arkados Group, Inc. and subsidiaries (formerly known as CDKNET.COM, Inc.) (A Development Stage Enterprise) as of May 31, 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended May 31, 2006 and 2005 and for the period March 24, 2004 (inception) to May 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 24, 2004 (inception) to May 31, 2004 reflect total revenues and a net loss of $0 and $693,833, respectively of the cumulative totals. The other auditors’ report has been furnished to us in our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2006, and the results of its operations and cash flows for each of the years ended May 31, 2006 and 2005 and for the period March 24, 2004 (inception) to May 31, 2006 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Arkados Group, Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

By:	/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants
New York, New York
October 6, 2006

ARKADOS GROUP, INC. and Subsidiaries
( formerly known as CDKNET.COM, INC.)
Consolidated Balance Sheet
(A Development Stage Enterprise)

May 31, 2006
Assets

Current Assets:
Cash	$—
Accounts receivable, net	9,398

Total Current Assets	9,398

Deferred financing costs	427,140

Equipment, net	2,147

Intangible assets, net	129,077

Other assets	27,225

$594,987

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accrued expense and other liabilities	$495,873
Accrued expenses - related party	360,000
Payroll taxes and related penalties and interest payable	959,822
Related party payables	446,406

Total Current Liabilties	2,262,101

Convertible Debentures, including related debt	4,255,789

Commitments and Contingencies	—

Stockholders’ Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 24,353,053 issued and outstanding	2,436

Additional Paid in capital	14,929,333
Treasury Stock	(16,000)
Unearned Compensation	(841,191)
Accumulated Deficit	(19,997,481)

Total Stockholders’ deficiency	(5,922,903)

$594,987

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
( formerly known as CDKNET.COM, INC.)
Consolidated Statement of Operations
(A Development Stage Enterprise)

			Cumulative
			During the
			Development
	Year Ended	Year Ended	Stage (March
	May 31,	May 31,	24, 2004 to
	2005	2006	May 31, 2006)

Net Sales	$832,910	$112,094	$945,004

Cost of Goods Sold	599,620	79,980	679,600

Gross Profit	233,290	32,114	265,404

Research and Development Expenses	436,224	377,979	814,203
General and Administrative Expenses	6,442,164	3,213,679	10,349,676

Net Loss From Operations	(6,645,098)	(3,559,544)	(10,898,475)

Other Income (Expenses):

Interest Income (Expense)	(356,267)	(465,472)	(821,739)

Net Loss Before Income Taxes	(7,001,365)	(4,025,016)	(11,720,214)

Provision for Income Taxes	—

Net Loss	$(7,001,365)	$(4,025,016)	$(11,720,214)

Net loss per share - basic and diluted	$(0.30)	$(0.17)

Weighted Average of Common Shares
Outstanding - basic and diluted	23,174,359	23,777,360

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
( formerly known as CDKNET.COM, INC.)
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005 and 2006

					Additional				Total
	Preferred Stock		Common Stock		Paid in	Accumulated	Treasury	Unearned	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Stock	Compensation	Deficiency
Balance as of March 24, 2004
post foreclosure sale		$—	5,569	$5,569	$1,988,185	$(8,277,267)	$—	$—	$(6,283,513)

Effect of Reorganization and
Merger - May 24, 2004			21,473,364	(3,422)	4,105,180		(16,000)		4,085,758

Sale of shares pursuant to PPM			841,666	84	950,116				950,200

Issuance of shares for
settlement of debts			181,068	18	168,185				168,203

Issuance of options for services					4,086,164			(4,086,164)	—

Amortization of unearned
compensation								359,537	359,537

Net loss (March 24, 2004 to
May 31, 2004)						(693,833)			(693,833)

Balance as of May 31, 2004	—	—	22,501,667	2,250	11,297,829	(8,971,100)	(16,000)	(3,726,627)	(1,413,648)

Shares issued for services			575,000	58	724,753				724,811

Debt converted to equity			125,000	13	75,483				75,496

Issuance of options for services					900,461			(702,292)	198,169

Valuation of equity rights and
beneficial conversion
features of debt raise					234,353				234,353

Amortization of unearned
compensation								3,617,681	3,617,681

Net Loss						(7,001,365)			(7,001,365)

Balance as of May 31, 2005	—	—	23,201,667	2,321	13,232,879	(15,972,465)	(16,000)	(811,238)	(3,564,503)

Shares issued for services			75,000	8	22,492				22,500

Debt converted to equity			609,786	61	405,683				405,744

Shares issued for debt
accomodations and penalties			466,600	47	267,253				267,300

Options issued for services					596,471			(527,301)	69,170

Valuation of equity rights and
beneficial conversion
features of debt raise					404,555				404,555

Amortization of unearned
compensation								497,347	497,347

Net Loss						(4,025,016)			(4,025,016)

Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,929,333	$(19,997,481)	$(16,000)	$(841,192)	$(5,922,903)

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
( formerly known as CDKNET.COM, INC.)
Consolidated Statement of Operations
(A Development Stage Enterprise)

			Cumulative
			During the
			Development
	Year Ended	Year Ended	Stage (March
	May 31,	May 31,	24, 2004 to
	2005	2006	May 31, 2006)

Cash Flows From Operating Activities

Net Loss	$(7,001,365)	$(4,025,016)	$(11,720,214)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	110,579	103,428	235,565
Common stock and warrants issued for services	4,540,661	856,317	5,756,515
Warrants and Beneficial Conversion Rights with Debt	234,353	404,555	638,908
Accounts Receivabe	(24,420)	15,022	(9,398)
Prepaid and Deferred Expenses	(8,778)	(235,828)	(414,580)
Other assets	(178,306)	(27,225)	(27,225)
Accounts Payable and accrued expenses	(42,595)	(822,950)	(680,676)

Net Cash Provided by (Used) in Operating Activities	(2,369,871)	(3,731,697)	(6,221,105)

Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(101,863)	(1,175)	(103,038)

Net Cash Used in Investing Activities	(101,863)	(1,175)	(103,038)

Cash Provided by Financing Activities
Related party payables	668,021	731,005	1,399,026
Debt discount	—	(153,322)	(153,322)
Contribution of capital	—	—	1,232,646
Repayment of debt		(344,256)	(344,256)
Issuance of Debentures	750,000	3,942,384	4,692,384
Repayment of related party payables	—	(452,621)	(502,621)

Net Cash Provided by Financing Activities	1,418,021	3,723,190	6,323,857

Net Decrease in Cash	(1,053,713)	(9,682)	(286)

Cash, beginning of the period	1,063,394	9,681	285

Cash, end of the period	$9,681	$—	$—

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$—	$35,352
Cash paid for taxes during the year	—	—
Non cash financing activities:
Common stock and warrants issued for services	$1,625,214	$92,210
Shares and warrants issued with debt and
beneficial conversion feature rights	234,353	671,855
Conversion of debt for equity	$75,496	$405,744

See notes to consolidated financial statements.

Arkados Group, Inc. & Subsidiaries
(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2006 AND 2005

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”) (formerly known as CDKNET.COM, Inc.), pursuant to an “Agreement and Plan of Merger”, (“the Merger Agreement”) dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary, CDK Merger Corp., with Miletos, Inc. (the “Merger”). CDK Merger Corp. was renamed “Arkados, Inc.” On August 30, 2006 the Company changed its name from CDKNET.COM, Inc.to Arkados Group, Inc. All references to CDKENT.COM, Inc. have been changed accordingly. Since Arkados Group, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug” for developing the standard of such technologies.

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

Pursuant to the Merger Agreement, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of a warranty or representation) and 3,634,642 stock options at prices ranging from $.01 to $1.20 per share. In addition $950,200 was raised through the sale of equity for working capital of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in excess of $11 million since inception including a net loss in excess of $4 million for the recent year ended May 31, 2006. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at May 31, 2005 and 2006, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

d.
Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on managements estimate of uncollectible accounts. The Company has not recorded any bad debt expense in each of the years ended May 31, 2005 and 2006.

e.
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

f.
Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets on a quarterly basis for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. To the extent there has been any impairment such impairment has been record in the statement of operations.

g.
Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company can not estimate the fair value of the remaining outstanding payroll taxes, penalties and interest recorded in connection with the merger.

h.
Revenue Recognition - The Company records revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone has been partially earned, the Company records such progress billings as “Revenues earned not yet billed”. Such revenues are billable under the terms of the arrangement once the milestone been fully completed. The Company also monitors their estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of May 31, 2006, there were no long term contracts for which revenues were yet to be earned outstanding.

i.	Advertising Costs - All advertising costs, are expensed as incurred. The Company has not had any advertising costs in each of the last two years.

j.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2006 and 2005, diluted loss per share is the same as basic loss per share since the inclusion of approximately 11.1 million stock options and warrants and as well as 5.4 million shares of common stock issuable upon conversion of convertible indebtedness would be antidilutive.

k.
Stock Options - Previously we accounted for our stock-based compensation plans under Accounting Principles Board Opinion 25, (APB 25) Accounting for Stock Issued to Employees and the related interpretation, for which no compensation cost is recognized as of the grant when the estimated fair value of stock options issued with an exercise price equal to or greater than the fair value of the common stock on the date of grant up to May 31, 2005. Statement of Financial Accounting Standards No. 123 (SFAS 123) Accounting for Stock-Based Compensation, as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148) Accounting for Stock-Based Compensation - Transition and Disclosure, requires that companies, which do not elect to account for stock-based compensation as prescribed by this statement, disclose the pro-forma effects on earnings and earnings per share as if SFAS 123 has been adopted.

SFAS 123-R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

On June 1, 2005 (the first day of our 2006 fiscal year), the Company adopted SFAS 123-R using modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

If we applied the recognition provisions of SFAS 123R using the Black-Scholes option pricing model, the resulting pro-forma net income (loss) available to common shareholders, and pro-forma net income (loss) available to common shareholders per share would be as follows:

For the year ended May 31, 2005
Net loss available to common shareholders, as reported	$(7,001,365)
Add: Stock-based compensation expense included in the reported net income, net of related tax effects
Deduct: Stock-based compensation, net of tax	(605,059)
Net loss available to common shareholders, pro-forma	$(7,606,424)

Basic earnings per share:
As reported -	$(.30)
Pro-forma -	$(.33)

The above stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123R, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense in the amount of $856,317 for the year ended May 31, 2006 attributed to the issuance and vesting of stock options and warrants for services.

	For Years Ended May 31,
	2006	2005
Risk free interest rate	5.00%	5.125%
Expected life	4 years	4 years
Dividend rate	0.00%	0.00%
Expected volatility	43%	64.74%

l.
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

m.
Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

n.	Recent Accounting Pronouncements -

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

FASB 123 (revised 2004) - Share-Based Payments

In December 2004, the FASB issued a revision to FASB Statement No. 123R, Accounting for Stock Based Compensation. This Statement supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans.

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

The effective date for public entities that do not file as small business issuers will be as of the beginning of the annual reporting period that begins after June 15, 2005. For public entities that file as small business issuers and nonpublic entities the effective date will be as of the beginning of the first annual reporting period that begins after December 15, 2005. Management intends to comply with this Statement at the scheduled effective date for the relevant financial statements of the Company. Management believes the effects of adopting this revision to FASB 123R, will approximate recording those amounts currently reported as compensation herein on a pro-forma basis as allowed under FASB 123R.

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

FIN 47 - Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN No. 47”). FIN No. 47 clarifies that the term conditional obligation as used in FASB Statement No. 143, “Accounting for Assets Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN No. 47 requires that the uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective for fiscal years ending after December 15, 2005. Management believes this Statement will have no impact on the financial statements of the Company once adopted .

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 156 - Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3.	CONCENTRATION OF CREDIT RISK

The Company’s accounts receivable were concentrated 100% with one customer.

The Company, periodically may have cash in excess of $100,000, the Federal Deposit Insurance Corp. “FDIC” insurable limit. As of May 31, 2006 there were no funds in any uninsured bank account.

4.	EQUIPMENT

At May 31, 2006 equipment consists of the following:

Equipment	$6,869
Total	6,86
Less: Accumulated depreciation	(4,723)
Net	$2,146

Depreciation expense for the years ended May 31, 2006 and 2005 was $4,000 and $3,000, respectively.

5.	INTANGIBLE ASSETS - PATENTS

The Company owns 45 patents and patents pending, which are currently, being used in the development of the Company’s products. As of May 31, 2006, the Company had recorded $462,102 of gross patents costs and $333,025 of accumulated amortization. The annual amortization of such intangible assets approximates $106,000 per year for the next year, until they are fully amortized.

6.	PAYROLL TAX LIABILITIES

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of NJ taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. Currently, there is $960,000 still recorded on the Company’s books as due and outstanding to both the federal and state tax authorities for delinquent payroll taxes, penalties and interest. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2006, accrued expenses and other liabilities consist of the following approximate amounts:

Accrued compensation	$157,000
Accrued consulting - Typaldos related party	360,000
Accrued interest payable	140,000
Accrued professional fees	28,000
Accrued technical and engineering fees	62,000
Liabilities assumed per merger agreement	109,000

$856,000

8.	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

2004 6% Convertible Notes - During the period from October to November 2005, the Company borrowed $500,000 from certain of its existing stockholders for working capital needs and such obligation is represented by notes. The notes, recorded as Related Party Payables, bore interest at 6% per annum and contained certain conversion features which would have been triggered if the Company had sold equity at or above $1.25 per share. No expense was recorded for the beneficial conversion feature, since conversion price was always at or above market. The notes’ maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, them Company and holders of $175,000 of the outstanding principal of the notes agreed to discharge the Company’s obligations for 160,765 shares of common stock and the payment of $81,018. The remaining $325,000 of principal outstanding is due October 15, 2006 and is held by an affiliate of the Company’s Chairman of the Board.

10% Convertible Notes - During the period from March 18, 2005 to May 12, 2005, the Company issued $750,000 of 10% convertible extendable notes initially due June 8, 2005 (the “10% Notes”). The due date of the 10% Notes was extended at the Company’s option to September 8, 2005 by the Company’s payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company paid $37,500 of principal with related interest on September 18, 2005 in full payment of two of the outstanding notes and obtained the extension of the $712,500 then remaining notes by paying an additional sum of $20,000 and issuing 85,000 shares of common stock to the remaining holders of the 10% Notes. An expense of $76,500 was recorded related to the issuance of the 85,000 shares of common stock, using a share price of $.90. The Company paid $22,167 of principal pursuant to a mandatory prepayment provision in September, 2005. Principal and accrued interest on the 10% Notes are convertible at the holders’ option into shares of the Company’s common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company’s common stock on the ten trading days preceding conversion. The conversion right is limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company’s common stock. The 10% Notes were issued with 825,000 of three year common stock warrant exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

On December 20, 2005, the Company paid $261,398 in satisfaction of a portion of the 10% Notes, of which $254,333 was principal and $7,064 was interest. The Company previously reported that it did not make principal and interest payments totaling $707,591 due on December

8, 2005 to holders of the Notes and the grace period for such payment expired December 19, 2005. Holders of remaining $436,000 principal of the Notes agreed to extend the Maturity Date of the Notes to January 15, 2006 and waived all prior defaults. The remaining principal balance and interest was satisfied pursuant to agreements with the remaining holders of the 10% Notes on February 1, 2006 by the Company’s payment of $268,824 and the issuance of 293,116 shares of common stock.

$200,000 Short Term Borrowing - Beginning on June 10, 2005 and ending June 15, 2005, the Company borrowed an aggregate of $200,000 from two lenders that are not affiliates of the Company. During the quarter ended August 31, 2005 $100,000 of these notes were repaid and during the quarter ended November 30, 2005 the remaining $100,000 plus accrued interest on the notes was repaid.

2005 6% Convertible Notes - During the quarters ended August 31, 2005 and November 30, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the “Units”) each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the “6% Notes”) and 14,286 detached warrants (the “Warrants”) to purchase a like number of shares of the Company’s common stock, for $0.35 per share. The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes. In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. Both the $0.35 and $0.65 Warrants have a “net exercise” provision that permits the holder to convert the Warrants into shares of the Company’s common stock. The 6% Notes (1) are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution’s business; (3) are convertible, subject to certain conditions and at two different price levels ($1.125 and $1.575 for a period of twenty trading days following the bid price of common stock closing above $1.50 and $2.50, respectively, for a period of five consecutive trading days), into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. See subsequent event for conversion of the remaining balance into shares of the Company’s common stock with the holders.

6% Secured Debentures - On December 19, 2005, the Company borrowed $267,900 from one of the accredited investors that ultimately purchased 6% secured convertible debentures (the “6% Secured Debentures”) in the December 28, 2005 financing. The loan was made on an unsecured basis, was due on demand and was forgiven in exchange for $267,900 of the $2.0 million principal amount of the 6% Secured Debentures and related warrants. On December 28, 2005, the Company issued $2.0 million aggregate principal amount and authorized $3.5 million 6% Secured Debentures to three institutional investors. The 6% Secured Debentures have a term of three years and mature on December 28, 2008, pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of the Company’s assets. The Company may elect to pay interest on the 6% Secured Debentures in cash or in shares of common stock, subject to certain conditions related to the market for such shares stock and the registration of the shares issuable upon conversion of the 6% Secured Debentures under the Securities Act of 1933, as amended (the “Securities Act”).

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for the Company’s common stock exceeds $1.70 for any 20 consecutive trading days, The Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures. The terms of the conversion rights also contain certain dilution provisions.

On December 28, 2005, pursuant to the purchase agreements with the purchasers of the 6% Secured Debentures, the Company issued warrants to purchase an aggregate of 941,176 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 941,176 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a “full ratchet down” to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 and twelve months after the effective date of the Registration Statement. If no effective registration statement is obtained after one year then such warrants have a cashless exercise option feature.

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

The transaction documents relating to the 6% Secured Debentures issued in December 2005 contained a covenant that the Company would obtain the conversion of an aggregate of $746,600 principal and related interest into shares of the Company’s Common Stock at or above $0.67 per share on or before January 15, 2006. On February 1, 2006, as part of the sale of an additional $375,884 of the 6% Secured Debentures described above, the Company and the holders of all outstanding 6% Debentures agreed to modify the covenant to permit the Company to issue 604,956 shares of common stock and pay $405,744 in full satisfaction of such outstanding principal and interest concurrently with the additional investment and waived prior defaults. Two of the parties that agreed to accept shares of common stock in lieu of repayment were directors of the Company, of which one received 75,078 shares in satisfaction of $50,303 of principal and interest and the other received 76,969 shares in lieu of $51,989 of principal and interest.

On February 1, 2006, and February 24, 2006 the Company issued $375,884 and $500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005. As a result, an aggregate of $2,875,884 of these debentures were outstanding as of February 28, 2006. On February 1, 2006 and February 24, 2006 the Company issued 176,887 and 235,294 additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures. As a result, there were 1,353,357 short and 1,353,357 long term warrants outstanding as of May 31, 2006.

On March 31, 2006, the Company issued $500,000 additional principal of the 6% Secured Debentures to a limited liability company owned equally by the wife of our chairman and another director on substantially the same terms as the 6% Secured Debentures issued on December 28, 2005. After giving effect to this additional issuance, there is $3,375,884 principal amount of the 6% Secured Debentures outstanding, as well as 1,588,651 of the five year and 1,588,651 of the short term warrants outstanding.

A debt discount was recorded of $47,504 and $161,640, respectively for such short and long term warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $22,547 and has been recorded as interest expense for the year ended May 31, 2006.

The maturities of debt, including related party debt and excluding the debt discount of $186,597, are as follows:

Year ended May 31, 2007	$446,406
2008	1,066,500
2009	3,375,884

Other Obligations - As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company’s May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005 and has not yet been paid.

9.	INCOME TAXES

At May 31, 2006, the Company has available unused net operating loss carryovers approximately $16,500,000 that may be applied against future taxable income and expire at various dates through 2026. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

2006
Deferred tax asset:
Net operating loss carryforward	$5,800,000
Valuation allowance	(5,800,000)
Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year Ended May 31, 2005	Year Ended May 31, 2006
Statutory federal income tax benefit	35%	35%
Permanent timing differences - equity rights	(25%)	(13%)
Income tax benefit not utilized	(10%)	(22%)
Actual tax benefit	—	—

The Company has had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

10.	SHAREHOLDERS’ DEFICIENCY

a.
On May 7, 2004, CDKNET.com, Inc and Miletos entered into an “Agreement and Plan of Merger” (“the Merger Agreement”). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

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

c.
Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

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

j.
During nine months ended February 28, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 100,000 fully vested stock options with a exercise price of $.45 were issued to a consultant, an expense of $52,420 was recorded for these stock options.

k.
On March 20, 3006, the Company issued warrants to purchase up to 180,000 shares of our common stock for $0.85 per share to Emerging Capital Markets LLC as part compensation for investor relations consulting services for a three month period. The warrants vest in equal thirds on the first day of April, May and June 2006, provided there is no material breach of the related consulting agreement. Such investor relations consulting services agreement also provides for cash compensation in the amount of $20,000 per month for three months. This investor relations consulting agreement also provides for the requirement to obtain approval form this individual for any potential reverse stock splits greater than 1 for 5 and has the option to renew such agreement for another three months on the same terms

11.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Sock Issued to Employees,” (“APB 25”), under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under SFAS No. 123 and 148.

Effective June 1, 2005, the Company adopted SFAS no. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	3,894,142	$.79
Granted	2,330,000	1.39
Exercised		—
Expired or cancelled	(131,500)	57.19
Outstanding at May 31, 2005	6,092,642	$.75
Granted	1,125,000.52
Exercised
Expired or cancelled	(330,990)	2.40
Outstanding at May 31, 2006	6,886,652	$.64

Information, at date of issuance, regarding stock option grants during the year ended May 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended May 31, 2006
Exercise price exceeds market price		$—	$—
Exercise price equals market price	1,100,000.54		.44
Exercise price is less than market price	25,000	$.01	$.67

The following table summarizes information about warrants and options outstanding and exercisable at May 31, 2006:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $1.00	4,649,868	6.04	$.34	3,584,644
$1.01 - $5.00	2,231,784	7.17	1.20	1,540,422
$5.01 - $40.00	5,000	1.96	30.00	5,000

	6,886,652			5,130,066

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	—	$—
Granted	825,000.67
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2005	825,000	$.67
Granted	3,567,874.88
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2006	4,392,874	$.84

Information, at date of issuance, regarding warrant grants during the year ended May 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended May 31, 2006
Exercise price exceeds market price	152,359	$.35	$.49
Exercise price equals market price	1,826,864.82		.09
Exercise price is less than market price	1,588,651	$1.00	$.10

The following table summarizes information about warrants and exercisable at May 31, 2006:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.35	152,359	4.25	$.35	152,359
$.36 - $.99	2,651,864	2.00	.82	2,651,864
$1.00	1,588,651	4.75	1.00	1,588,651
	4,392,874			4,392,874

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See loans payable above.

12.	COMMITMENTS AND CONTINGENCY

a.
The Company leases office space pursuant to a lease that began on May 8, 2006 and which expires on June 30, 2009. The annual base rent is approximately $101,000. There are no other material rental or lease commitment arrangements as of May 31, 2006.

Total rental expenses for the years ended May 31, 2006 and 2005 was approximately $41,000 and $40,000, respectively.

b.
The Company and its’ subsidiary, Arkados, have entered into employment agreements with all of the employees of Arkados and the CEO of the Company. The general terms of the combined employment agreements are; (a) each employment agreement provides for a base salary up to $225,000 depending on the employment position of such employee, (b) the employment agreements provide for a weekly salary deferral of 10% to 24.5% until additional capital or financing is obtained, the weekly deferral will be paid within seven business days of obtaining funding of at least $3 million, if such deferral has not been paid by May 24, 2005 then such deferral will be paid pro-rata based on the monies raised to May 24, 2005, with the balance being waived in full, (c) an aggregate of $188,384 has been paid as signing bonuses, (d) each employee will receive standard employment benefits comparable to those previously provided, (e) the Company will issue 39,401 shares of common stock, as amended, as a partial settlement of the unfunded 401K account as of May 24, 2005, which has been recorded as an outstanding liability of Miletos prior to the Plan, (f) an aggregate of 184,646 “nonqualified” options have been issued at an exercise price of $.01 for a term of ten years, exercisable immediately, which such recorded value was $275,123 with $241,168 being expensed as a result of such options being issued, an aggregate of 2,299,988 “nonqualified” options have been issued at an exercise price of $.01 for a term of ten years and 1,149,988 “nonqualified” options have been issued at fair market value or $3,794,996 for a term of one to three years and will be expensed as ratably over the term after considering the vesting terms, (h) release Enikia, Miletos and Andreas Typaldos or any other third parties of any claims or agreements whether written or oral as a condition of receiving the above.

c.
On May 27, 2005, the Company extended its May 21, 2004, one year employment agreement “Employment Agreement” with its CFO for another year. Material terms of the Employment Agreement are as follows; the Company and the CFO may terminate the Employment Agreement with 30 days prior written notice, the CFO is to receive $5,000 per month as cash compensation, 25,000 shares as a signing bonus, which was valued at $37,500 and expensed prior to the effective date of the reverse merger May 24, 2004 and 100,000 fully vested stock options exercisable at $1.00 each. Currently the CFO is paid on a month to month basis.

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

a.
The Company received an advance of $500,000 from one of the holders of our 6% Secured Debentures on June 1, 2006. The advance was due on demand and forgiven in exchange for $500,000 principal amount of 6% Secured Debentures and related warrants on June 30, 2006.

b.
The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006. The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007. These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006. The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s wholly-owned operating subsidiary. The debt discount for such short and long term warrants issued with these

6% Secured Debentures and the related amortization attributed to the debt discount amounts will be reflected as interest expense for three month period ending August 31, 2006.

c.
On June 30, 2006, the Company signed a letter amendment to the consulting agreement with Andreas Typaldos dated May 21, 2004. The amendment removes the condition that the Company raise $1,000,000 of equity financing before paying consulting fees that accrued at the rate of $15,000 per month commencing June 1, 2006 as an inducement for Mr. Typaldos forgiving the $360,00 of accrued and unpaid fees in exchange for the $360,000 principal amount of 6% Secured Debentures and related warrants.

d.
On August 18, 2006, the Company entered into a amendment agreement with the holders of $3,875,884.38 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a New York limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment agreement makes material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006. The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006. As a result of the Amendment, all of the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

e.	On August 30, 2006, the Company amended its certificate of incorporation to change its name from “CDKnet.com, Inc.” to “Arkados Group, Inc.,” effective September 6, 2006.

f.
On September 26, 2006, the Company issued $500,000 additional principal of the 6% Secured Debentures to two institutional investors on substantially the same terms as the 6% Secured Debentures previously issued. After giving effect to this additional issuance, there is $5,649,354 principal amount of the 6% Secured Debentures outstanding, as well as 2,608,520 of the five year and 2,608,520 of the short term warrants outstanding.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2005, our Board of Directors voted to dismiss, Radin, Glass & Co., LLP (“Radin, Glass”) and appointed Sherb & Co., LLP (“Sherb”) as our independent public accountant for our year ending May 31, 2005. We notified Radin, Glass of its dismissal on March 24, 2005.

The reports issued by Radin, Glass on our consolidated financial statements of as of and for the fiscal years ended May 31, 2004 and May 31, 2003 and the period from March 24, 2004 (date of inception) to May 31, 2004 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that Radin, Glass’ report with respect to these periods contained an explanatory paragraph indicating that there was substantial doubt as to our ability to continue as a going concern.

During the fiscal years ended May 31, 2004 and May 31, 2003 and the period from March 24, 2004 (date of inception) to May 31, 2004 and through the date of our filing the Form 8-K reporting the change of auditors, there were no disagreements between Radin, Glass and our management on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Radin, Glass, would have caused Radin, Glass to make reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for such periods, nor have there been any reportable events as listed in Item 304 (a)(1)(iv) of Regulation S-B.

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
.
ITEM 8A.	CONTROLS AND PROCEDURES

In performing its audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co., LLP “ Sherb”, notified our Board of Directors of a material weakness in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions and material weaknesses involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

Sherb designed its audit procedures to address the matter described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 31, 2006, we did not maintain effective controls related to transactional accounting and financial reporting. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis and lack of sufficient support resources within the accounting and finance department. Management believes that such control deficiencies represents a material weakness in internal control over financial reporting that result in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

We continue our efforts to remediate these conditions and has and will continue to implement enhanced procedures to accelerate improvement of its internal controls.

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers, to allow timely decisions regarding required disclosure.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to May 31, 2006, management concludes that our disclosure controls and procedures are ineffective.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 9 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2006.

Information concerning executive officers is set forth in Item 1 above.

ITEM 10.	EXECUTIVE COMPENSATION

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2006.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 12 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2006.

ITEM 13.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-KSB	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-KSB	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

3.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3.3	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

3.4	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3.5	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3.6	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3.7	Amendment to Certificate of Incorporation (Reverse Split ) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3.8	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3.9	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

4.1	Specimen of Common Stock Certificate.					X

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-KSB	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K	0-27587	4.1	1/4/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K	0-27587	4.2	1/4/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	4.3	1/4/06

4.6	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.7	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.8	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-KSB	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-KSB	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-KSB	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated August ___, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-KSB	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov					X

14.1	Code of Business Conduct and Ethics	10-KSB	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-KSB	0-27587	14.2	9/17/04

16.1	Letter dated March 24, 2005 from Radin, Glass & Co., LLP	8-K	0-27587	16.1	3/24/05

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2005 and 2006 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $35,150 and $30,500, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2005 and 2006 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2005 and 2006 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $0, respectively.

Approval of Non-audit Services and Fees

We did not have an audit committee during fiscal 2005 or 2006 and did not have any independent directors until fiscal 2005. We plan to form an Audit Committee consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

By:	/s/ Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Kirk Warshaw
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 10, 2006

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 10, 2006	By: /s/ Oleg Logvinov Oleg Logvinov, President, Chief Executive Officer and a Director

Date: October 10, 2006	By: /s/ Gennaro Vendome Gennaro Vendome, Director

Date: October 10, 2006	By: /s/ William H. Carson William H. Carson, Director

Date: October 10, 2006	By: /s/ Andreas Typaldos Andreas Typaldos, Chairman