Form 10QSB
period 2006-08-31
ARKADOS GROUP, INC.
filed 2006-10-23
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission file number: 0-27587

ARKADOS GROUP, INC..
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identification No.)

220 Old New Brunswick Road
Piscataway, NJ 08854
(Address of principal executive offices)

(732) 465-9300
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: [   ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 25,049,475 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 17, 2006.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended August 31, 2006

Table of Contents

PART I	PAGE

ITEM 1. FINANCIAL STATEMENTS
Balance Sheet as of August 31, 2006 (UNAUDITED)	3
Statements of Operations - Cumulative	4
During the Development Stage (March 24, 2004
to August 31, 2006) and for the Three Months Ended
August 31, 2006 (UNAUDITED)
Statements of Cash Flow - Cumulative During the	5
Development Stage (March 24, 2004 to February 28, 2006)
and for the Three Months Ended
August 31, 2006 (UNAUDITED)
Notes to Interim Financial Statements (UNAUDITED)	6 - 16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	17 - 30

ITEM 3. CONTROLS AND PROCEDURES	30

PART II

ITEM 1. LEGAL PROCEEDINGS	34

ITEM 5. OTHER INFORMATION	34

ITEM 6. EXHIBITS	34

SIGNATURES

EXHIBITS

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

Assets

Current Assets:

Cash	$-
Accounts Receivable	8,429

Total Current Assets	8,429

Deferred financing costs	389,533

Equipment, net	1,457

Intangible Assets, net	104,220

Other assets	27,225

$530,864

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accrued expense and other liabilities	$596,661
Current portion Convertible Debentures	1,066,500
Payroll taxes and related penalties and interest payable	959,822

Total Current Liabilties	2,622,983

Convertible Debentures, including related party, net	4,847,491

Commitments and Contingencies	-

Stockholders’ Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	-
Common stock, $.0001 par value, 100,000,000 shares
authorized, 25,003,657 issued and outstanding	2,502

Additional Paid in capital	15,710,612
Treasury Stock	(16,000)
Unearned Compensation	(1,050,766)
Accumulated Deficit	(21,585,958)

Total Stockholders’ deficiency	(7,078,449)

$530,864

See accompanying notes

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			During the
	For the Three	For the Three	Development
	Months Ended	Months Ended	Stage (March
	August 31,	August 31,	24, 2004 to
	2005	2006	August 31, 2006)

Net Sales	$111,083	$6,987	$951,991

Cost of Goods Sold	78,488	4,985	684,585

Gross Profit	32,595	2,002	267,406

Research and Development Expenses	57,757	90,136	904,339
General and Administrative Expenses	686,968	1,358,299	11,707,975

Net Loss From Operations	(712,130)	(1,446,433)	(12,344,908)

Other Income (Expenses):

Interest Income (Expense)	(68,640)	(142,044)	(963,783)

Net Loss Before Income Taxes	(780,770)	(1,588,477)	(13,308,691)

Provision for Income Taxes	-

Net Loss	$(780,770)	$(1,588,477)	$(13,308,691)

Net loss per share	$(0.03)	$(0.06)

Weighted Average of Common Shares
Outstanding - basic and diluted	23,206,667	24,678,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			During the
	For the Three	For the Three	Development
	Months Ended	Months Ended	Stage (March
	August 31,	August 31,	24, 2004 to
	2005	2006	August 31, 2006)

Cash Flows From Operating Activities

Net Loss	$(780,770)	$(1,588,477)	$(13,308,691)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	24,857	87,034	322,599
Common stock and warrants issued for services	232,978	430,865	6,188,851
Accounts Receivabe	(288,700)	2,725	(8,429)
Prepaid and Deferred Expenses	(229,508)	-	(250,694)
Other assets	190,343	-	(27,225)
Accounts Payable and accrued expenses	10,679	(259,212)	(349,461)

Net Cash Provided by (Used) in Operating Activities	(840,121)	(1,327,065)	(7,433,050)

Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(45)	-	(103,038)

Net Cash Used in Investing Activities	(45)	-	(103,038)

Cash Provided by Financing Activities
Loan payable - related party	69,600	-	1,399,026
Debt discount	-	-	(268,441)
Contribution of capital	-	-	1,232,646
Repayment of debt		-	(344,256)
Issuance of Debentures	912,500	1,773,471	6,465,855
Repayment of related party debt	-	(446,406)	(949,027)

Net Cash Provided by Financing Activities	982,100	1,327,065	7,535,803

Net Decrease in Cash	141,934	-	(285)

Cash, beginning of the period	9,681	-	285

Cash, end of the period	$151,615	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
August 31, 2006
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor manufacturer that designs, develops, markets, and supplies technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug” for developing the standard of such technologies and a member of the IEEE P1901 working group.

The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America. Such disclosures were included with the financial statements of the Company at May 31, 2006, and included in its report on Form 10-KSB. Such statements should be read in conjunction with the data herein.

The summary consolidated financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in excess of $13 million since inception including a net loss in excess of $4 million for the year ended May 31, 2006 and $1.6 million for the three months ended August 31, 2006. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at August 31, 2006 and May 31, 2006, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Revenue Recognition - The Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone has been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

d.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Vested stock options and warrants have not been included as they would be antidilutive.

e.
Stock Options -. On June 1, 2005 (the first the Company’s fiscal year ended May 31, 2006), the Company adopted SFAS 123-R using modified prospective application, as permitted under SFAS 123-R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

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

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	August 31, 2006	August 31, 2005
Risk free interest rate	5.125%	4.00%
Expected life	3-6 years	5 years
Dividend rate	0.00%	0.00%
Expected volatility	43.00%	64.74%

f.	New Accounting Pronouncements

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

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

NOTE 3 - REVENUE RECOGNITION

The Company sold and delivered almost $7,000 of services and products referenced during the three month period ended August 31, 2006. This amount was recorded as revenue and an account receivable, part of which was collected very shortly after the first quarter ended. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

NOTE 4 - CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

2004 6% Convertible Notes - During the period from October to November 2005, the Company borrowed $500,000 from certain of its existing stockholders for working capital needs and such obligation is represented by notes. The notes, recorded as Related Party Payables, bore interest at 6% per annum and contained certain conversion features which would have been triggered if the Company had sold equity at or above $1.25 per share. No expense was recorded for the beneficial conversion feature, since conversion price was always at or above market. The notes’ maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, them Company and holders of $175,000 of the outstanding principal of the notes agreed to discharge the Company’s obligations for 160,765 shares of common stock and the payment of $81,018. The remaining $325,000 of principal outstanding was held by an affiliate of the Company’s Chairman of the Board. On June 30, 2006, the principal and interest remaining $325,000 due were forgiven in exchange for an equivalent amount of 6% secured convertible debentures and warrants.

10% Convertible Notes - During the period from March 18, 2005 to May 12, 2005, the Company issued $750,000 of 10% convertible extendable notes initially due June 8, 2005 (the “10% Notes”). The due date of the 10% Notes was extended at the Company’s option to September 8, 2005 by the Company’s payment of an extension fee aggregating $20,000 for the entire issue and paying interest due on the 10% Notes to June 8, 2005. The Company paid $37,500 of principal with related interest on September 18, 2005 in full payment of two of the outstanding notes and obtained the extension of the $712,500 then remaining notes by paying an additional sum of $20,000 and issuing 85,000 shares of common stock to the remaining holders of the 10% Notes. An expense of $76,500 was recorded related to the issuance of the 85,000 shares of common stock, using a share price of $.90. The Company paid $22,167 of principal pursuant to a mandatory prepayment provision in September, 2005. Principal and accrued interest on the 10% Notes was convertible at the holders’ option into shares of the Company’s common stock only after an event of default, as defined in the Notes at the lower of $0.67 or the average closing bid price of the Company’s common stock on the ten trading days preceding conversion. The conversion right was limited in that it may not be exercised by a holder to the extent it would result in such holder becoming the beneficial owner of more than 4.99% of the Company’s common stock. The 10% Notes were issued with 825,000 of three year common stock warrants exercisable for $0.67 per share in the basis of one warrant for each $1 of principal.

On December 20, 2005, the Company paid $261,398 in satisfaction of a portion of the 10% Notes, of which $254,333 was principal and $7,064 was interest The remaining principal balance and interest was satisfied pursuant to agreements with the remaining holders of the 10% Notes on February 1, 2006 by the Company’s payment of $268,824 and the issuance of 293,116 shares of common stock.

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

On February 1, 2006, and February 24, 2006 the Company issued $375,884 and

$500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005. On February 1, 2006 and February 24, 2006 the Company also issued 176,887 and 235,294 additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures.

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

The Company received an advance of $500,000 from one of the holders of 6% Secured Debentures on June 1, 2006. The advance was due on demand and forgiven in exchange for $500,000 principal amount of 6% Secured Debentures and related warrants on June 30, 2006.

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006. The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007. These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006. The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s wholly-owned operating subsidiary. The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for three month period ending August 31, 2006.

A debt discount was recorded of $34,819 and $104,020, respectively for such short and long term warrants issued with these 6% Secured Debentures on June 30, 2006.

The amortization recorded attributed to the debt discounts amounted to $46,120 and has been recorded as interest expense for the quarter ended August 31, 2006.

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

After giving effect to this additional issuance and amendments, as of August 31, 2006 there there was $5,149,354 principal amount of the 6% Secured Debentures outstanding, as well as 2,490,873 of the five year and 2,490,783 of the potentially short term warrants outstanding.

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

NOTE 7 - EQUITY BASED COMPENSATION

During the three months ended August 31, 2006, the Company issued 1,160,000 seven year stock options with an exercise prices ranging from $0.75 to $.85 per share to employees, officers and directors which vest over three years and 175,604 options were exercised at $.01 per share.

Effective June 1, 2005, the Company adopted SFAS no. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$.64
Granted	1,160,000.76
Exercised		-
Expired or cancelled	(175,604)	.01
Outstanding at August 31, 2006	7,871,048	$.67

Information, at date of issuance, regarding stock option grants during the period ended August 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2006
Exercise price exceeds market price		$-	$-
Exercise price equals market price	1,160,000	$.76	$.34
Exercise price is less than market price

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. The Company has recorded $89,212 of compensation for these options vested / earned in the quarter ended August 31, 2006. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$.84
Granted	1,569,150.925
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2006	5,962,024	$.85

Information, at date of issuance, regarding warrant grants during the period ended August 31, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2006
Exercise price exceeds market price		$-	$-
Exercise price equals market price	1,569,150	$.925
Exercise price is less than market price

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See convertible debentures and related party payables above.

During the three months ended August 31, 2006, we issued 475,000 shares of common stock to our Chairman for his efforts in the recent financings obtained by the Company in the last twelve months. Such shares were valued at $341,962 and expensed in the current quarter ended August 31, 2006.

NOTE 8 - SUBSEQUENT EVENTS

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

On October 10, 2006, the chief executive officer agreed to temporarily waive the default caused by the Company’s failure to pay a $65,333 bonus due December 29, 2005 until November 10, 2006.

On October 19, 2006, the Company received an aggregate of $500,000 from two institutional holders of its 6% Secured Debentures. The advance is due on demand and is expected to be forgiven in exchange for the issuance of an additional $500,000 principal amount of 6% Secured Debentures and related warrants.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

Throughout this Current Report on Form 10-QSB, the terms “we,” “us,” “our” and “our company” refers to CDKNET.COM, Inc. and its subsidiaries.

Introductory Comment - Forward-Looking Statements

Statements contained in this report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “can,” “will,” “could,” “should,” “project,” “expect,” “plan,” “predict,” “believe,” “estimate,” “aim,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

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

We have not had significant revenue from operations since inception and as of May 31, 2006 were still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to August 31, 2006, we sold an aggregate $5,149,354.38 of 6% secured convertible debentures due December 28, 2008 of which $4,375,884.38 was purchased by institutional investors and the balance of $500,000 by a limited liability company owned equally by our Chairman’s wife and another director. We sold an additional $500,000 of 6% secured debentures and related warrants in September 2006 and have received an advance of $500,000 on October 19, 2006 from institutional investors that participated in the prior offerings and expect the advances to be applied to an additional investment upon completion of the definitive documentation. In addition, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2006 to September 2006, we raised and additional $1,500,000 of cash and settled $773,400 of related party debt by issuing additional 6% secured debentures and related warrants. Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources. Operating under these constraints, during the year ended May 31, 2006 our focus began to shift to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our A-1000 chip, the first in our family of ArkTIC ™ solutions and demonstrated its capabilities and competitive advantages.

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

Results of Operations For The Three Months Ended August 31, 2006

During the three month period ended August 31, 2006, we had $7,000 of revenues compared to $111,000 for the same period in 2005 during which we achieved certain milestones remaining under a long term development contract. Total operating expenses for the three month period ended August 31, 2006 were $1.45 million compared to total operating expenses for the same period of 2005 of $744,000. In both periods, the most significant expenses were personnel, professional fees and related expenses, which increase in the most recent period as we demonstrated our products and increased marketing staff and efforts. Approximately $431,000 the expense in this period was incurred in the form of equity in lieu of cash compensation for services. As result of the increase of outstanding debt, the Company’s interest expense increased during the three month period as well from $69,000 in 2005 to $142,000 in 2006.

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

During the three month period ended August 31, 2006, we issued $1,773,470.00 of secured convertible debentures and warrants to institutional investors and related parties for $1.0 million of cash proceeds and the cancellation of $413,470.00 of outstanding related party debt, and $360,000 of liabilities related to accrued consulting fees due to the Company’s Chairman under our 2004 agreement. The net cash provided from these financing activities exceeded the amount of cash consumed by operations during the period by approximately $1.0 million. There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At August 31, 2006, we had nominal cash and negative working capital of $2.62 million, compared to no cash and negative working capital of $2.26 million at May 31, 2006. The change resulted from improvements from the sale of the 6% three year secured debentures during the period from December 28, 2005 to August 31, 2006 and the retirement of the short term related party debt, offset by the classification of $1,066,500 of previously long term debt as short term. Subsequent to August 31, 2006, we sold an additional $500,000 of 6% secured convertible debentures due December 28, 2006 and related warrants to institutional investors and received an advance of $500,000 from the same investors toward an additional investment on substantially the same terms.

Our present material commitments are the compensation of its employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2006.

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

Our management determined, in connection with their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, that such procedures were not effective to ensure that information required to be disclosed by us was recorded, processed and reported within the time periods specified in the SEC’s rules and forms Although our management has taken actions to improve the effectiveness of these procedures, its has not been able to conclude that such controls are effective. Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we are not able to improve these procedures.

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

Pending litigation.

We have reported that former officers of Enikia, LLC, the company from which we indirectly acquired patents and other assets relating to our planned products, have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia’s counsel, Arkados and us. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos’) merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but have approached the plaintiff to open settlement discussions. Whether or not the discussions lead to a settlement, such matters could require a significant amount of our management’s time and are detrimental to our business.

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

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officers, to allow timely decisions regarding required disclosure.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to August 31, 2006, management concludes that our disclosure controls and procedures are ineffective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARKADOS GROUP, INC.

Dated: October 23, 2006	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)