Form 10QSB
period 2006-11-30
ARKADOS GROUP, INC.
filed 2007-01-12
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: November 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to _______

Commission file number: 0-27587

ARKADOS GROUP, INC..
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction	(IRS Employer
incorporation or organization)	Identification No.)

220 Old New Brunswick Road
Piscataway, NJ 08854
(Address of principal executive offices)

(732) 465-9300
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 25,049,961 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of January 6, 2007.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended November 30, 2006

Table of Contents

PART I	PAGE

ITEM 1. FINANCIAL STATEMENTS
Balance Sheet as of November 30, 2006 (UNAUDITED)	3
Statements of Operations - Cumulative	4
During the Development Stage (March 24, 2004
to November 30, 2006) and for the Three and Six Months Ended
November 30, 2006 (UNAUDITED)
Statements of Cash Flow - Cumulative During the	5
Development Stage (March 24, 2004 to November 30, 2006)
and for the Six Months Ended
November 30, 2006 (UNAUDITED)
Notes to Interim Financial Statements (UNAUDITED)	6 - 15

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS	16 - 29

ITEM 3. CONTROLS AND PROCEDURES	29

PART II

ITEM 1. LEGAL PROCEEDINGS	31

ITEM 5. OTHER INFORMATION	31

ITEM 6. EXHIBITS	31

SIGNATURES	32

EXHIBITS

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets

Current Assets:
Cash	$426,109
Accounts Receivable	18,567

Total Current Assets	444,676

Deferred financing costs	346,059

Equipment, net	—

Intangible Assets, net	79,363

Other assets	27,225

$897,323

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accrued expense and other liabilities	$1,138,801
Current portion Convertible Debentures	1,066,500
Payroll taxes and related penalties and interest payable	959,822

Total Current Liabilties	3,165,123

Convertible Debentures	6,202,593

Commitments and Contingencies	—

Stockholders' Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 25,003,657 issued and outstanding	2,505

Additional Paid in capital	15,781,334
Treasury Stock	(16,000)
Unearned Compensation	(961,882)
Accumulated Deficit	(23,276,350)

Total Stockholders' deficiency	(8,470,393)

$897,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					During the
	For the Three	For the Three	For the Six	For the Six	Development
	Months Ended	Months Ended	Months Ended	Months Ended	Stage (March
	November 30,	November 30,	November 30,	November 30,	24, 2004 to
	2005	2006	2005	2006	November 30, 2006)

Net Sales	$—	$16,735	$111,083	$23,722	$968,726

Cost of Goods Sold	—	11,940	78,488	16,925	696,525

Gross Profit	—	4,795	32,595	6,797	272,201

Research and Development Expenses	65,580	355,740	123,337	445,876	1,260,079
General and Administrative Expenses	645,809	1,165,383	1,332,777	2,523,682	12,873,358

Net Loss From Operations	(711,389)	(1,516,328)	(1,423,519)	(2,962,761)	(13,861,236)

Other Income (Expenses):

Interest Income (Expense)	(97,584)	(174,064)	(166,224)	(316,108)	(1,137,847)

Net Loss Before Income Taxes	(808,973)	(1,690,392)	(1,589,743)	(3,278,869)	(14,999,083)

Provision for Income Taxes	—

Net Loss	$(808,973)	$(1,690,392)	$(1,589,743)	$(3,278,869)	$(14,999,083)

Net loss per share	$(0.03)	$(0.07)	$(0.07)	$(0.13)

Weighted Average of Common Shares
Outstanding - basic and diluted	23,201,667	25,003,657	23,201,667	24,910,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative
			During the
	For the Six	For the Six	Development
	Months Ended	Months Ended	Stage (March
	November 30,	November 30,	24, 2004 to
	2005	2006	November 30, 2006)

Cash Flows From Operating Activities

Net Loss	$(1,589,743)	$(3,278,869)	$(14,999,083)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	50,669	153,322	388,887
Common stock and warrants issued for services	504,819	631,913	6,391,202
Accounts Receivabe	(40,471)	(9,169)	(18,567)
Prepaid and Deferred Expenses	(192,153)	(81,081)	(250,694)
Other assets	—	—	(27,225)
Accounts Payable and accrued expenses	128,266	282,928	181,334

Net Cash Provided by (Used) in Operating Activities	(1,138,613)	(2,300,956)	(8,334,146)

Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	—	(103,038)

Net Cash Used in Investing Activities	—	—	(103,038)

Cash Provided by Financing Activities
Loan payable - related party	159,600	—	1,399,026
Debt discount	—	—	(341,236)
Contribution of capital	—	—	1,232,646
Proceeds from convertible debt	1,066,500	—	1,066,500
Repayment of debt	—	—	(344,256)
Issuance of Debentures	(59,667)	3,173,471	6,799,355
Repayment of related party debt	—	(446,406)	(949,027)

Net Cash Provided by Financing Activities	1,166,433	2,727,065	8,863,008

Net Increase in Cash	27,820	426,109	425,824

Cash, beginning of the period	9,680	—	285

Cash, end of the period	$37,500	$426,109	$426,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
November 30, 2006
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses in excess of $14 million since inception including a net loss in excess of $4 million for the year ended May 31, 2006 and $3.3 million for the six months ended November 30, 2006. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at November 30, 2006 and May 31, 2006, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Revenue Recognition - The Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

d.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Vested stock options and warrants have not been included as they would be antidilutive.

e.
Stock Options -. On June 1, 2005 (the first year since the Company’s fiscal year ended May 31, 2006), the Company adopted SFAS 123-R using modified prospective application, as permitted under SFAS 123-R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method

SFAS 123-R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	November 30, 2006	November 30, 2005
Risk free interest rate	5.125%	5.125%
Expected life	3-6 years	4 years
Dividend rate	0.00%	0.00%
Expected volatility	43.00%	64.74%

f.	New Accounting Pronouncements

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

NOTE 3 - REVENUE RECOGNITION

The Company sold and delivered almost $24,000 of services and products referenced during the six month period ended November 30, 2006. This amount was recorded as revenue and an account receivable. The revenue was recognized as was a cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

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

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. As more fully described in the next section of this note, this related party borrowing was converted into shares of the Company’s common stock with the holders.

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

On June 30, 2006, the Company signed a letter amendment to the consulting agreement with Andreas Typaldos dated May 21, 2004. The amendment removes the condition that the Company raise $1,000,000 of equity financing before paying consulting fees that accrued at the rate of $15,000 per month commencing June 1, 2006 as an inducement for Mr. Typaldos forgiving the $360,000 of accrued and unpaid fees in exchange for the $360,000 principal amount of 6% Secured Debentures and related warrants.

On August 18, 2006, the Company entered into an amendment agreement with the holders of $3,875,884.38 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a New York limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment agreement makes material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006. The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006. As a result of the Amendment, all of the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

On September 26, 2006, October 19, 2006 and November 30, 2006 the Company issued $500,000, $500,000 and $400,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company. Debt discounts were recorded of $17,209 and $53,516, respectively for 658,824 short and 658,824 long term warrants issued with these 6% Secured Debentures.

The amortization recorded attributed to the debt discounts amounted to $55,803 and has been recorded as interest expense for the quarter ended November 30, 2006. For the six months ended November 30, 2006, amortization expense totaled $101,923.

After giving effect to this additional issuance and amendments, as of November 30, 2006 there was $6,549,354 principal amount of the 6% Secured Debentures outstanding, as well as 3,149,805 of the five year and 3,149,805 of the potentially short term warrants outstanding.

Other Obligations - As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company’s May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005 and has not yet been paid. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until February 28, 2007.

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

NOTE 7 - EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS no. 123R "Accounting for Stock-Based Compensation" (“SFAS 123").

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$.64
Granted	1,785,000.73
Exercised		—
Expired or cancelled	(175,604)	.01
Outstanding at November 30, 2006	8,496,048	$.67

Information, at date of issuance, regarding stock option grants during the period ended November 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2006
Exercise price exceeds market price		$—	$—
Exercise price equals market price	1,785,000	$.73	$.57
Exercise price is less than market price

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. The Company has recorded $88,885 and $178,097 of compensation for these options vested / earned in the three and six month periods ended November 30, 2006, respectively. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$.84
Granted	2,887,014.925
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2006	7,279,888	$.86

Information, at date of issuance, regarding warrant grants during the period ended November 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2006
Exercise price exceeds market price	2,887,014	$.925	$.07
Exercise price equals market price
Exercise price is less than market price

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See convertible debentures and related party payables above.

NOTE 8 - SUBSEQUENT EVENTS

On January 6, 2007, a family limited partnership affiliated with the Company’s chairman of the board, advanced $265,000 to the Company pending the preparation and execution of formal documentation for an additional issuance of $265,000 principal amount of 6% secured convertible debentures and related warrants.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Throughout this Current Report on Form 10-QSB, the terms “we,” “us,” “our” and “our company” refers to Arkados Group, Inc. and its subsidiaries.

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

We have not had significant revenue from operations since inception and as of May 31, 2006 were still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to November 30, 2006, we sold an aggregate $6,549,354 of 6% secured convertible debentures due December 28, 2008 of which $5,275,884 was purchased by institutional investors and the balance of $1,273,470 by parties affiliated with our Chairman, his wife and another director. Of the $1,273,470, $500,000 was for cash payments and the balance of $773,470 was by way of forgiveness of debt for borrowed money and unpaid consulting fees. Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources. Operating under these constraints, during the year ended May 31, 2006 our focus began to shift to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our A-1000 chip, the first in our family of ArkTIC ™ solutions and demonstrated its capabilities and competitive advantages.

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

Results of Operations

For The Three Months Ended November 30, 2006

During the three month period ended November 30, 2006, we had $17,000 of revenues compared to $0 for the same period in 2005. Total operating expenses for the three month period ended November 30, 2006 were $1.521 million compared to total operating expenses for the same period of 2005 of $711,000. In both periods, the most significant expenses were personnel, professional fees and related expenses, which increase in the most recent period as we demonstrated our products and increased marketing staff and efforts. As result of the increase of outstanding debt, our interest expense increased during the three month period as well from $98,000 in 2005 to $174,000 in 2006.

For The Six Months Ended November 30, 2006

During the six month period ended November 30, 2006, we had $24,000 of revenues compared to $111,000 for the same period in 2005 during which we achieved certain milestones remaining under a long term development contract. Total operating expenses for the six month period ended November 30, 2006 were $2.969 million compared to total operating expenses for the same period of 2005 of $1.5 million. In both periods, the most significant expenses were personnel, professional fees and related expenses, which increase in the most recent period as we demonstrated our products and increased marketing staff and efforts. As result of the increase of outstanding debt, our interest expense increased during the six month period as well from $166,000 in 2005 to $304,000 in 2006.

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

During the six month period ended November 30, 2006, we issued $3.177 million of secured convertible debentures and warrants to institutional investors and related parties for $2.4 million of cash proceeds and the cancellation of $413,470 of outstanding related party debt, and $360,000 of liabilities related to accrued consulting fees due to our Chairman under our 2004 consulting agreement. There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At November 30, 2006, we had $421,000 in cash and negative working capital of $2.7 million, compared to no cash and negative working capital of $2.26 million at May 31, 2006. The change resulted from improvements from the sale of the 6% three year secured debentures during the period from December 28, 2005 to August 31, 2006 and the retirement of the short term related party debt, offset by the classification of $1,066,500 of previously long term debt as short term.

Our present material commitments are the compensation of our employees, including our executive officers, payment of $1,066,550 of convertible debt due June 30, 2007 and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2006.

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

  Under the terms of $7,049,354.38 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2005 to November 30, 2006, we are prohibited from issuing shares of our common stock, securities convertible into or giving right to purchase our common stock or debt securities without the consent of the holders of 60% of the outstanding principal amount of the secured debentures. Since December 2005 when we initially issued $2,000,000 principal amount of secured debt, such holders have consented to the issuance of additional 6% secured debentures and related warrants and have purchased $4,275,884.38 of the additional $5,049,354.38 principal amount sold. There is no assurance that the holders will continue to provide additional funds to us or that they will consent to any future financing, although the holders of the requisite percentage of outstanding principal balance have recently consented to a family limited partnership affiliated with our chairman, advancing funds to the Company and the issuance of additional 6% Secured Convertible Debentures and related warrants. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

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

We have not generated revenues from our principal intended activities and we have been dependent on one customer for substantially all of our revenue.

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

We continue our efforts to remediate these conditions and has and will continue to implement enhanced procedures to accelerate improvement of our internal controls.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to November 30, 2006, management concluded that our disclosure controls and procedures are ineffective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

  In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos’) merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but discussions with plaintiffs’ counsel several months ago did not result in a settlement. Whether or not any future discussions lead to a settlement, the resolution of this litigated matter could require a significant amount of our management’s time and is detrimental to our business. Plaintiff Dillon, a holder of membership interests in Enikia and the other plaintiffs that hold options to acquire Enikia interests allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages. Litigation is currently pending regarding what parties and what issues should be decided in an arbitration rather than in Superior Court of New Jersey. We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.

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

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

10.1	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.

Dated: January 12, 2007	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)