Form 10QSB/A
period 2006-11-30
ARKADOS GROUP, INC.
filed 2007-01-16
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

This amendment to the Registrant’s Report on Form 10-QSB originally filed January 12, 2007 is being filed to eliminate a caption on the Registrant’s consolidated balance sheet contained in Part I, Item 1 in conformity with comments received from the staff of the Securities and Exchange Commission and to correct typographical errors in the Notes to the Financial Statements and Risk Factors, contained in Part I, Item 2.

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

EXHIBITS

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

Assets

Current Assets:
Cash	$426,109
Accounts Receivable	18,567

Total Current Assets	444,676

Deferred financing costs	346,059

Equipment, net	—

Intangible Assets, net	79,363

Other assets	27,225

$897,323

Liabilities and Stockholders' Deficiency

Current Liabilities:
Accrued expense and other liabilities	$1,138,801
Current portion Convertible Debentures	1,066,500
Payroll taxes and related penalties and interest payable	959,822

Total Current Liabilties	3,165,123

Convertible Debentures	6,202,593

Commitments and Contingencies	—

Stockholders' Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 25,003,657 issued and outstanding	2,505

Additional Paid in capital	14,819,452
Treasury Stock	(16,000)
Accumulated Deficit	(23,276,350)

Total Stockholders' deficiency	(8,470,393)

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

NOTE 7 - EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS no. 123R "Accounting for Stock-Based Compensation" (“SFAS 123").

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$.64
Granted	1,795,000.73
Exercised		—
Expired or cancelled	(175,604)	.01
Outstanding at November 30, 2006	8,506,048	$.67

Information, at date of issuance, regarding stock option grants during the period ended November 30, 2006.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2006
Exercise price exceeds market price		$—	$—
Exercise price equals market price	1,795,000	$.73	$.57
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

  Under the terms of $6,549,354 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2005 to November 30, 2006, we are prohibited from issuing shares of our common stock, securities convertible into or giving right to purchase our common stock or debt securities without the consent of the holders of 60% of the outstanding principal amount of the secured debentures. Since December 2005 when we initially issued $2,000,000 principal amount of secured debt, such holders have consented to the issuance of additional 6% secured debentures and related warrants and have purchased $3,275,884 of the additional $4,549,354 principal amount sold. There is no assurance that the holders will continue to provide additional funds to us or that they will consent to any future financing, although the holders of the requisite percentage of outstanding principal balance have recently consented to a family limited partnership affiliated with our chairman, advancing funds to the Company and the issuance of additional 6% Secured Convertible Debentures and related warrants. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

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

Item 5. Other Information.

None

Item 6. Exhibits.

(a) Exhibits.

10.1	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.*

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

*Previously filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.

Dated: January 16, 2007	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)