Form 10QSB
period 2007-02-28
ARKADOS GROUP, INC.
filed 2007-04-16
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: February 28, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission file number: 0-27587

ARKADOS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

220 Old New Brunswick Road
Piscataway, NJ 08854
(Address of principal executive offices)

(732) 465-9300
(Issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]     No [_]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act:   Yes [_]   No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 26,082,221 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 16, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended February 28, 2007

Table of Contents

PART		PAGE

ITEM 1.	FINANCIAL STATEMENTS
	Balance Sheet as of February 28, 2007 (UNAUDITED)	3
	Statements of Operations - Cumulative	4
	During the Development Stage (March 24, 2004
	to February 28, 2007) and for the Three and Nine Months Ended
	February 28, 2007 (UNAUDITED)
	Statements of Cash Flow - Cumulative During the	5
	Development Stage (March 24, 2004 to February 28, 2007)
	and for the Nine Months Ended
	February 28, 2007 (UNAUDITED)
	Notes to Interim Financial Statements (UNAUDITED)	6 - 17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	18 - 33

ITEM 3.	CONTROLS AND PROCEDURES	34

PART II

ITEM 1.	LEGAL PROCEEDINGS	35
ITEM 5.	OTHER INFORMATION	35
ITEM 6.	EXHIBITS	35

SIGNATURES		36
EXHIBITS

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

Feb 28, 2007
Assets
Current assets
Cash	$221,287
Accounts receivable	64,067
Inventory	31,100

Total current assets	316,454

Equipment, net	1,324

Deferred financing expenses, net	314,870

Intangible assets, net	54,506

Other assets	27,225

$714,379

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$1,233,194
Current portion convertible debentures	1,066,500
Payroll taxes and related penalties and interest payable	959,822

Total current liabilities	3,259,516

Convertible Debentures	6,764,525

Commitments & contingencies	—

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value;5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares authorized 25,003,657 issued and outstanding,	2,505
Additional paid-in capital	15,074,434
Treasury stock	(16,000)
(Accumulated Deficit during Development Stage)	(24,370,601)
Total stockholder’s deficiency	(9,309,662)
$714,379

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2006	For the Three Months Ended February 28, 2007	For the Nine Months Ended February 28, 2006	For the Nine Months Ended February 28, 2007	Cumulative during the Development Stage (March 24, 2004 to February 28, 2007)

Net Sales	$—	$63,920	$111,083	$87,642	$1,032,646

Cost of Goods Sold	—	37,094	78,488	54,019	733,619

Gross Profit	—	26,826	32,595	33,623	299,027

Research and Development Expenses	396,794	372,841	925,483	1,406,512	4,050,622
General and Administrative Expenses	588,498	569,222	1,515,923	2,505,108	11,024,878

Net Loss From Operations	(985,292)	(915,237)	(2,408,811)	(3,877,997)	(14,776,473)

Other Income (Expenses):	—	—	—	—	—

Interest Income (Expense)	(79,017)	(178,974)	(321,741)	(495,082)	(1,316,821)

Net Loss Before Income Taxes	(1,064,309)	(1,094,211)	(2,730,552)	(4,373,079)	(16,093,294)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,064,309)	$(1,094,211)	$(2,730,552)	$(4,373,079)	$(16,093,294)

Net loss per share
- Basic and diluted	$(0.05)	$(0.04)	$(0.12)	$(0.17)

Weighted Average of Common Shares Outstanding - Basic and diluted	23,594,145	25,003,657	23,378,658	24,873,536

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28, 2006	For the Nine Months Ended February 28, 2007	Cumulative During the Development Stage (March 24, 2004 to February 28, 2007)
Cash Flows From Operating Activities

Net Loss	$(2,730,552)	$(4,373,079)	$(16,093,293)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	75,396	147,361	382,926
Common stock and warrants issued for services and beneficial conversion rights with debt	677,701	702,830	6,462,119
Accounts Receivable	(40,471)	(54,669)	(64,067)
Inventory	—	(31,100)	(31,100)
Prepaid and Deferred Expenses	(194,420)	112,270	(57,343)
Other assets	—	—	(27,225)
Accounts Payable and accrued expenses	(561,323)	377,321	275,727

Net Cash Provided by (Used) in Operating Activities	(2,773,669)	(3,119,066)	(9,152,256)

Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	(1,712)	(104,750)

Net Cash Used in Investing Activities	—	(1,712)	(104,750)

Cash Provided by Financing Activities
Loan payable - related party	53,056	—	1,399,026
Debt discount	—	—	(341,236)
Contribution of capital	—	—	1,232,646
Proceeds from convertible debt	3,942,384	—	1,066,500
Repayment of debt	—	—	(344,256)
Issuance (repayment) of Debentures	(690,333)	3,788,471	7,414,355
Repayment of related party debt	—	(446,406)	(949,027)

Net Cash Provided by Financing Activities	3,305,107	3,342,065	9,478,008

Net Increase in Cash	531,438	221,287	221,002

Cash, beginning of the period	9,680	—	285

Cash, end of the period	$541,120	$221,287	$221,287

Supplemental cash flow information
Cash paid for interest	$26,656	$—	$—
Cash paid for taxes	$—	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended February 28, 2007 and 2006
(Unaudited)

NOTE 1 -        DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor manufacturer that designs, develops, markets, and supplies technology and solutions enabling broadband communications over standard electricity lines. Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. The company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-enabled consumer electronics and home computing products, such as stereos, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. Arkados customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC(TM) platform. Arkados solutions leverage the benefits of HomePlug Powerline Alliance specifications and can also be used for in-building and to-the-home Broadband Powerline (“BPL”) applications. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and a member of the IEEE P1901 working group.

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

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of almost $16 million since inception including a net loss in excess of $4 million for the year ended May 31, 2006 and $4.4 million for the nine months ended February 28, 2007. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at February 28, 2007 and May 31, 2006 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Reclassification - Certain amounts have been reclassified to conform to the current period’s presentation. The allocation of costs between Research & Development Expenses and General Administration Expenses has been changed to incorporate all costs of Research & Development including personnel costs, facility cost, and direct research costs for parts and services. Formerly, only direct research expenses for parts and services were included under the caption “Research and Development Expenses”. These reclassifications had no effect on previously reported net earnings

d.
Revenue Recognition - The Company derives revenues from two sources - sales of products and revenues related to service and custom development activities. For product sales, revenue is recognized when our products are shipped to our customers. For sales related to development, the Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

e.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Vested stock options and warrants have not been included as they would be antidilutive.

f.
Stock Options -. On June 1, 2005 (the first year since the Company’s fiscal year ended May 31, 2006), the Company adopted SFAS 123-R using the modified prospective application, as permitted under SFAS 123-R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method

SFAS 123-R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123-R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123-R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	February 28, 2007	February 28, 2006
Risk free interest rate	4.48%	5.125%
Expected life	5 years	4 years
Dividend rate	0.00%	0.00%
Expected volatility	121.00%	64.74%

g.	New Accounting Pronouncements

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

NOTE 3 -        REVENUE RECOGNITION

During the three and nine month period ended February 28, 2007, the Company sold and delivered approximately $64,000 and $88,000, respectively, of services and products referenced. The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products. These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

NOTE 4 -        CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

2004 6% Convertible Notes - During the period from October to November 2005, the Company borrowed $500,000 from certain of its existing stockholders for working capital needs and such obligation is represented by notes. The notes, recorded as Related Party Payables, bore interest at 6% per annum and contained certain conversion features which would have been triggered if the Company had sold equity at or above $1.25 per share. No expense was recorded for the beneficial conversion feature, since conversion price was always at or above market. The notes’ maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, the Company and holders of $175,000 of the outstanding principal of the notes agreed to discharge the Company’s obligations for 160,765 shares of common stock and the payment of $81,018. The remaining $325,000 of principal outstanding was held by an affiliate of the Company’s Chairman of the Board. On June 30, 2006, the principal and interest on the remaining $325,000 due were forgiven in exchange for an equivalent amount of 6% secured convertible debentures and warrants.

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

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for the Company’s common stock exceeds $1.70 for any 20 consecutive trading days, then the Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures. The terms of the conversion rights also contain certain dilution provisions.

The Company has reviewed the accounting for registration rights terms relating to the shares of common stock issuable upon the conversion and exercise, respectively, of the 6% Secured Convertible Debentures and related warrants under the recently adopted FSP EITF 00-19-2. The Company granted demand registration rights to the purchasers of the 6% Secured Debentures which requires the Company to file an initial registration 45 days following demand. Under the registration rights agreement, the Company incurs a penalty if it fails to file within the 45 day period or if the SEC had not declared the registration effective 90 days after filing. The holders of the 6% Secured Debentures have not demanded registration. The Company believes they can comply with a demand for registration in a timely manner and therefore no accrual for the registration rights penalties has been made.

On December 28, 2005, pursuant to the purchase agreements with the purchasers of the 6% Secured Debentures, the Company issued warrants to purchase an aggregate of 941,176 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 941,176 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a “full ratchet down” to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 and twelve months after the effective date of the Registration Statement. If no effective registration statement is obtained after one year, then such warrants have a cashless exercise option feature.

Upon the occurrence of certain events of default, defined in the 6% Secured Debentures including events of default under the transaction documents related to the financing, the full principal amount of the 6% Secured Debentures, together with interest and other amounts owing, become immediately due and payable, the principal obligation increases to 130% of the principal balance and the interest rate increases to 18%.

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

On February 1, 2006 and February 24, 2006 the Company issued $375,884 and $500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005. On February 1, 2006 and February 24, 2006 the Company also issued 176,887 and 235,294 each of additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures.

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

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006. The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007. These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006. The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s wholly-owned operating subsidiary. The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for three month and nine month period ending February 28, 2007.

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

On August 18, 2006, the Company entered into an amendment agreement with the holders of $3,875,884 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment agreement makes material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006. The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006. As a result of the Amendment, all of the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

On September 26, 2006, October 19, 2006 and November 30, 2006, the Company issued $500,000, $500,000 and $400,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company. Debt discounts were recorded of $17,209 and $53,516, respectively for 658,824 short and 658,824 long term warrants issued with these 6% Secured Debentures.

On January 8, 2007 and February 28, 2007, the Company issued $288,000 and $327,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company. Debt discounts were recorded of $29,511 and $54,492, respectively for 289,410 short and 289,410 long term warrants issued with these 6% Secured Debentures.

The amortization recorded attributed to the debt discounts amounted to $30.936 and has been recorded as interest expense for the quarter ended February 28, 2007. For the nine months ended February 28, 2007, amortization expense totaled $80,335.

After giving effect to this additional issuance and amendments, as of February 28, 2007, there was $7,164,355 principal amount of the 6% Secured Debentures outstanding, as well as 3,321,462 of the long tem warrants and 3,321,462 of the short term warrants outstanding.

Other Obligations - As a consequence of the Company raising an aggregate of $3 million of financing since June 2004 and pursuant to the Company’s May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005 and has not yet been paid. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until Feb 28, 2007. This amount has not been paid and is the Company is negotiating with Mr. Logvinov to extend the date.

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

NOTE 7 -        EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$.64
Granted	2,135,000.68
Exercised	—	—
Expired or cancelled	(175,604)	.01
Outstanding at February 28, 2007	8,841,048	$.65

Information, at date of issuance, regarding stock option grants during the period ended February 28, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 28, 2007
Exercise price exceeds market price	300,000	$.85	$.99
Exercise price equals market price	1,835.000	$.65	$.54
Exercise price is less than market price	—	—	—

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / are earned. The Company has recorded $90,021 and $268,117 of compensation for these options vested / earned in the three and nine month periods ended February 28, 2007, respectively. In addition, options in the amount of 240,000 were awarded to a consultant in February, 2007; an expense in the amount of $80,917 was recognized in the third quarter of 2007 for these options. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$.840
Granted	3,465,618.925
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 28, 2007	7,858,492	$.87

Information, at date of issuance, regarding warrant grants during the period ended February 28, 2007.
	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 28, 2007
Exercise price exceeds market price	3,465,618	$.925	$.085
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See convertible debentures and related party payables above.

NOTE 8 -       SUBSEQUENT EVENTS

On March 2, 2007, Arkados closed on the acquisition of ASTER Wireless, Inc. for 1 million shares of Arkados stock. Based in Rochester, New York, ASTER Wireless, Inc. is a wireless multimedia systems and solutions company that provides wireless modules, software and intellectual property to major consumer electronics (CE) manufacturers. Four Aster employees were hired during the acquisition and granted 259,000 options. In addition, the Aster employees received signing bonuses aggregating 78,564 shares of the Company’s restricted common stock.

On March 6, 2007, the Company sold $20,000 6% Secured Debentures and related warrants to an institutional investor. On March 28, 2007, the Company received $150,000 as an advance from an institutional holder of its 6% Secured Debentures. The advance is due on demand and is expected to be forgiven in exchange for the issuance of an additional $150,000 principal amount of 6% Secured Debentures and related warrants.

In  March 2007, the Company’s board of directors amended the Company’s 2004 Stock Option and Restricted Stock Plan to increase the number of share which can be the subject of awards from 10,000,000 to 15,000,000.  The board granted 800,000 seven year options exercisable at $0.38 to a newly appointed officer and 1,000,000 seven year options exercisable at $0.33 to the Company’s Chief Executive Officer.  Each option grant vest in equal annual installments on the first three anniversaries of the date of grant.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended May 31, 2006, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Background

Arkados is a development stage company that designs, develops, markets and supplies technologies and solutions enabling broadband communications over standard electricity lines. We have made announcements marking the beginning of our transition from a research and development entity to a commercial enterprise as further described below.

Arkados views our business as being “the HomePlug Applications Company” by delivering a universal platform that enables networking of home entertainment and computer devices using standard electricity lines. The company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-enabled consumer electronics and home computing products, such as stereos, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. Arkados’ solutions are designed to enable our customers to bring numerous sophisticated, full-featured products to market faster at a lower overall development cost by using a single platform: the company’s versatile and programmable ArkTIC(TM) platform.

Arkados is a member of an international alliance of over seventy companies called the HomePlug Powerline Alliance. The mission of the alliance is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados solutions leverage the benefits of HomePlug Powerline Alliance technology specifications and can also be used for in-building and to-the-home (BPL) applications.

We are demonstrating our completed chip and reference design products to existing and potential customers including OEMs (Original Equipment Manufacturers) and ODMs (Original Design Manufacturers). Such customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenues streams from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers.

The quarter brought significant announcements that has further progressed our business on several fronts. In particular, following a Pan-Asian Tour, we are seeing the results of our aggressive sales and marketing efforts as evidenced by our announcements surrounding demonstrations at both the 2007 International Consumer Electronics Show (January, Las Vegas) and CeBIT 2007 (March, Hannover Germany). Arkados solutions (based on our Direct-to-speaker™ and Vid-Quick™ reference designs) were demonstrated by Analog Devices Inc. (Boston, MA), Channel Vision Technology (Costa Mesa, CA), devolo AG (Aachen, Germany), GigaFast (Los Angeles, CA), Good Way Technology Co. Ltd. (Taiwan), HomePlug Powerline Alliance (International), Meiloon Industrial Co. Ltd (Taiwan), PAC Electronics Co. Ltd. (Taiwan), and Zylux (International). Demonstrated Arkados solutions included the following applications: the distribution of whole-house synchronized music from an iPod® dock, personal computer or other audio source to a variety of connected speakers and amplifiers; whole-house video streaming via IPTV or conventional video sources; and whole-house surveillance video from a variety of security cameras to an existing television. Each of these demonstrations represents a milestone in our customer and partner acquisition processes.

In support of our semiconductor and software solutions, we announced a number of reference designs that are designed to assist our customers in building end-user products. Our current reference designs are divided into two series: Direct-to-Speaker™ reference designs for audio solutions, and Vid-Quick™ reference designs for video solutions.

Those reference designs targeted for audio include the following solutions: The Arkados Direct-to-Speaker MFi iPod Dock creates whole-house music from the world’s most popular digital music player; The Arkados Direct-to-Speaker Audio Receivers receive audio content and can display data (such as song title and artist information) and relay controls sent to the music source from any location; The Arkados Direct-to-Speaker Internet Radio is a HomePlug certified reference design that can tune into internet radio stations without the use of a computer; The Arkados Direct-to-Speaker Virtual Audio Driver runs on Windows® platforms and adds an audio device driver, allowing users to transport audio to locations around the whole house; The Arkados Direct-to-Speaker Low-Latency Audio Transport is for applications such as intercoms, remote subwoofers, and public announcement systems.

Reference designs for whole-house video applications (which incorporate high performance Blackfin® processors from Analog Devices for their software programmable video codec processing Capabilities) include the following: The Arkados Vid-Quick IPTV Video Receiver is designed to serve as a low-cost IPTV set-top box, capable of receiving video streams using a broad range of compression codecs such as H.264, WMA, MPEG-4, etc.; The Arkados Vid-Quick Surveillance Video Receiver

receives video data from a variety of HomePlug-certified video cameras and displays the output on an ordinary television; The Arkados Vid-Quick Digital Picture Frame is capable of displaying still images obtained through the HomePlug network from a variety of sources.

Our intellectual property protection program was further strengthened with the award of an additional patent in October of 2006 and another in March of 2007.

We have continued to gain significant industry presence through speaking engagements at industry conferences such as the Winter Conference of the United Power Line Council, Connections at CES, the ACCESS ’06 Executive Business Forum, and several events presented by the HomePlug Powerline Alliance.

We have also announced the expansion of our Technical and Business Advisory Panel through the appointment of Dr. Jack Merrow, Director of Market Management for Leviton Integrated Networks & Controls. Dr. Merrow joins Mr. Kamal Gunsagar, who has served on the panel since 2005.

During the third quarter of 2007, Arkados recognized revenue of approximately $60,000 from chip sales. The chips are to be used in an iPod® dock which was demonstrated at CES earlier this year, as well as in other applications. In addition, there is a $60,000 in backlog, as of February 28, 2007.

We anticipate growth of product revenues, much of which will be recognized in the later half of calendar year 2007. We have been actively pursuing contracts since the Consumer Electronics Show, at which we established a critical mass in terms of market presence and sales activity. The Arkados chips sold will be used for a next-generation iPod dock produced by one of the few companies manufacturing such docks today. The dock uses HomePlug technology to transfer audio from a single iPod to a number of speakers throughout the house -- creating whole-house music playing in a synchronized fashion. Arkados believes that the almost 100 million consumers who have purchased an iPod from Apple® represent a ready-made market for audio and video accessories and that by working with various accessory makers it can maximize its market penetration quickly and efficiently.

We have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to February 28, 2007, we sold an aggregate $7,144,354 of 6% secured convertible debentures due December 28, 2008 of which $5,475,884 was purchased by institutional investors and the balance of $1,273,470 by parties affiliated with our Chairman, his wife and another director. Of the $1,668,470, $855,000 was for cash payments and the balance of $813,470 was by way of forgiveness of debt for borrowed money and unpaid consulting fees. Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources. During the year ended May 31, 2006, our focus began to shift to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our AI-1100 chip, the first in our family of ArkTIC ™ solutions and demonstrated its capabilities and competitive advantages.

We require additional funding for the expansion of our research and development efforts, expansion of our management team and sales and marketing organization, and to fund product commercialization efforts. In March, 2007, we acquired the assets of Aster Wireless, Inc., retained four of their engineering staff as employees and one person as a consultant, which significantly added to our engineering capability and skill sets. The acquisition is expected to add approximately $60,000 of anticipated monthly operating expenses and no material revenue.

With the completion of the acquisition, Jim Stoffel, Chairman and Acting CEO of ASTER Wireless, Inc., has joined Arkados Group’s Technical and Business Advisory Panel. Stoffel retired from Eastman Kodak in 2005 where he was “Kodak’s first Digital CTO” and served as Sr. Vice President, Director of R&D worldwide, and Chief Technical Officer during his approximately eight years with the company. In addition, Jim spent over 20 years with Xerox Corporation serving in numerous leadership roles, including VP Corporate Research & Technology and VP and General Manager Advanced Imaging Business Unit. He serves on the boards of Harris Corporation, Melbourne FL; HSTX Networks, Raleigh Durham, NC; and the Applied Science and Technology Research Institute (ASTRI), Hong Kong’s lead technology and IP development institution. He is also on the Research and Graduate Studies Advisory Council of the University of Notre Dame and served as Chairman of the Board of the Information Technology Industry Council, Washington DC, until December 2006.

We use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

Results of Operations

For The Three Months Ended February 28, 2007

During the three month period ended February 28, 2007, we had $64,000 of revenues from chip sales compared to $0 for the same period in 2006. The chips are to be used in an iPod® dock which was demonstrated at CES earlier this year, as well as in other applications. In addition, there is a $60,000 in backlog, as of February 28, 2007. Total operating expenses for the three month period ended February 28, 2007 were $942,000 compared to total operating expenses for the same period of 2006 of $985,000. In both periods, the most significant expenses were personnel, professional fees and research related expenses; the favorable variance from last year and last quarter is related to a build-up of research spending in the quarter ending November 2006 as we focused on development of samples and demonstrations for customer acquisition activity. As a result of the increase in outstanding debt, our interest expense increased during the three month period as well from $79,000 in 2006 to $179,000 in 2006.

For The Nine Months Ended February 28, 2007

During the nine month period ended February 28, 2007, we had $87,000 of revenues compared to $111,000 for the same period in 2006. Revenues were a combination of revenues from chip sales in the amount of $63,000 and revenues from service contracts in the amount of $25,000 related to the achievement of certain milestones remaining under a long term development contract. The chips are to be used in an iPod® dock which was demonstrated at CES earlier this year, as well as in other applications. Total operating expenses for the nine month period ended February 28, 2007 were $3.9 million compared to total operating expenses for the same period of 2006 of $2.4 million. In both periods, the most significant expenses were personnel, professional fees and related expenses, which increased in the most recent period as we demonstrated our products and increased marketing staff and efforts. As result of the increase in outstanding debt, our interest expense increased during the nine month period as well from $322,000 in 2006 to $495,000 in 2007.

Commencing in March 2007, we anticipate operating expenses to increase by $180,000 per quarter as a result of the addition of engineering staff, consulting fees and facilities expenses from the acquisition of Aster Wireless, Inc.

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

During the nine month period ended February 28, 2007, we issued $3.788 million of secured convertible debentures and warrants to institutional investors and related parties for $3.0 million of cash proceeds and the cancellation of $413,470 of outstanding related party debt, and $380,000 of liabilities related to accrued consulting fees due to our Chairman under our 2004 consulting agreement. There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At February 28, 2007, we had $221,000 in cash and negative working capital of $2.9 million, compared to no cash and negative working capital of $2.26 million at May 31, 2006. The change resulted from improvements from the sale of the 6% three year secured debentures during the period from December 28, 2005 to August 31, 2006 and the retirement of the short term related party debt, offset by the classification of $1,066,500 of previously long term debt as short term.

Our present material commitments are the compensation of our employees, including our executive officers, payment of $1,066,550 of convertible debt due June 30, 2007 and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2007.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. Under the provisions of SAB 101, we recognize revenue when products are shipped, and the collection of the resulting receivable is probable. If revenues are from a long term arrangement, revenues are recognized when pre-determined milestones, which generally are related to substantial scientific or technical achievement, are accomplished.

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

Under the terms of $7,144,354 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2005 to February 28, 2007, we are prohibited from issuing shares of our common stock, securities convertible into or giving right to purchase our common stock or debt securities without the consent of the holders of 60% of the outstanding principal amount of the secured debentures. Since December 2005 when we initially issued $2,000,000 principal amount of secured debt, such holders have consented to the issuance of additional 6% secured debentures and related warrants and have purchased $4,835,884 of the additional $5,644,354 principal amount sold. There is no assurance that the holders will continue to provide additional funds to us or that they will consent to any future financing, although the holders of the requisite percentage of outstanding principal balance have recently consented to a family limited partnership affiliated with our chairman, advancing funds to the Company and the issuance of additional 6% Secured Convertible Debentures and related warrants. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

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

Regulation in certain regions of the world may be restrictive to the use of the powerline communication technologies, which may impact our ability to sell our products worldwide.

Our powerline communication products are designed to operate on frequencies where emissions are controlled by the local regulations. The limitations of the signal levels may decrease the performance of products based on our semiconductors and as the result make them unusable. As a result, the demand for our semiconductors in the regions affected by such regulations may be limited or nonexistent. Should government regulations change in the future, making operation of our customers’ products at their current radio frequency bands subject to restrictive regulation, or subjecting the frequencies on which our products operate to restrictions, our customers’ desire to purchase our products could diminish and our business may suffer.

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

Successful product design and development is dependent on our ability to attract, retain, and motivate qualified design engineers, of which there is a limited number. Due to the complexity and variety of CMOS, precision linear and mixed-signal circuits, the limited number of qualified circuit designers and software engineers, and the limited effectiveness of computer-aided design systems in the design of such circuits, we cannot assure you that we will be able to successfully develop and introduce new products on a timely basis.

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

In the powerline communication segment, our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic, Yitran, and Spidcom. In Network and Media Processors, our principal competitors include Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

We continue our efforts to remediate these conditions. We have and will continue to implement enhanced procedures to accelerate improvement of our internal controls. During the third quarter of 2007, we have hired a dedicated financial resource, whose initial primary focus will to ensure that appropriate controls and procedures are in place.

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

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to February 28, 2007, management concluded that our disclosure controls and procedures are ineffective.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ARKADOS GROUP, INC.

Dated: April 16, 2007	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Kirk M. Warshaw
Kirk M. Warshaw, Chief Financial Officer
(Principal Financial and Accounting Officer)