Form 10KSB
period 2007-05-31
ARKADOS GROUP, INC.
filed 2007-09-13
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act: ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year.  $131,360

The aggregate market value of the voting common equity held by non-affiliates(1) computed by reference to the last price at which the common equity was sold on September 12, 2007 was $8,340,919.  As of September 13, 2007, there were 26,082,221 shares of common stock, $.0001 par value, outstanding.

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

NOTE RE: CERTAIN MARKS

This Annual Report on Form 10-KSB contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “®” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.  iPod® is a registered trademark of Apple Computer, Inc.  HomePlug® is a registered trademark of the HomePlug Powerline Alliance, of which Arkados is a member.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

The registrant, Arkados Group, Inc., was incorporated in the State of Delaware in 1998. We are principally engaged in developing and marketing technology and solutions enabling broadband communication, multimedia, and networking over standard household electrical lines. We conduct these activities principally through Arkados, Inc., which is a wholly owned subsidiary. In September 2006, we changed our corporate name from CDKnet.com, Inc., to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary. Our Arkados subsidiary is a member of the HomePlug Powerline Alliance, an independent trade organization which has developed global specifications for high-speed powerline communications.

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. We can be reached at our principal offices by telephone at (732) 465-9300. Arkados maintains a website at www.arkados.com.

Except for the documents on our website that are expressly incorporated by reference into this report, the information contained on our website is not incorporated by reference into this report and should not be considered to be a part of this report. This includes the website referred to in the paragraph above, as well as other websites that we refer to elsewhere in this report. All of these website addresses are included in this document as inactive textual references only.

Recent Development

On March 3, 2007 we completed the merger of Arkados Wireless Technologies, Inc., our wholly owned subsidiary (“Merger Sub”) with Aster Wireless, Inc. a Delaware corporation (“Aster”) pursuant to an Agreement and Plan of Merger dated February 13, 2007 by and among Merger Sub and Arkados Group, Inc. In this merger, we acquired synergistic talent and technology which has helped improve the reliability and quality of audio streaming in our current generation chipset and we believe will help deliver our next-generation chips to market more quickly, with richer capabilities. This will translate to a better competitive position in the marketplace.  The technology enhances the reliable distribution  of multimedia content, potentially over multiple distribution media, and is designed to be embedded in new consumer electronics products and accessories for audio, video distribution, set-top boxes and other multimedia entertainment appliances.

Overview

Our solutions provide an embedded engine for a wide variety of products that address a number of market categories. We combine system-on-chip (SoC) semiconductors with software and platform hardware designs to enable high-speed digital transmission of voice, music, video, and data over the existing infrastructure of electrical power lines, both inside homes and buildings, and outdoors on a utility company’s power grid.

Our highly integrated semiconductors form the basis for bridging and converging products designed for the home networking and broadband communications markets with existing and new consumer electronic products such as stereo systems, television sets, intercoms and personal iPods©.  Products that use our semiconductors are easy to install and use since they create connectivity through electrical outlets and electrical wires already in use. We are designated as a “fabless” semiconductor company since we design semiconductors, without owning a fabrication facility but what we do is utilize our SoC to provide complete design solutions for hardware and software that allow customers to build devices that will distribute audio, video, voice, and data content throughout the whole house, building or smart grid infrastructure.

The markets we address are discussed in the following paragraphs, and can be divided into three categories: The in-home market, with the sub-categories of computer networking and consumer Audio/Video Networking (also known as “Multimedia Networking”); the to-the-home market, consisting of both access and “smart grid” sub-segments; and the Multi-Dwelling/Multi-Tenant(MDU/MTU) unit market. We are developing solutions designed to enable products in each of these markets.

We address the in-home market with our whole house networking solutions for entertainment and broadband sharing. The market is primarily made up of two sub-categories – a) consumer electronic, PC, gaming, and networking devices that are traditionally sold through retail stores and b) professional installation market providing whole house audio, video, security, intercom and home automation devices. Networked devices allow consumers to share and enjoy music, video, photos, broadband connections to multiple devices throughout the house and connect a wide range of devices together such as stereo systems, televisions, digital photo frames, intercoms, computers, laptops, gaming consoles, DVRs,  surveillance systems, and other devices. Our customers in this market are those companies that develop and distribute these types of products in retail market as well as those companies who specialize in developing products and services for the professional installation market.

The to-the-home market is addressed with our solutions for broadband powerline communication (also known as “BPL”, or “last-mile” or “access” markets). We also supply on-the-grid solutions for the “smart grid” or “green power” market. For the to-the-home market, our target customers are primarily companies that supply components of the electrical grid to utility companies and service providers. These components use powerline communication technology for various reasons such as delivering broadband access to homes and businesses, and to implement new services that conserve energy and control the distribution of power from electric utility companies (commonly called “smart grid” applications).

Another type of to-the-home customers we have are companies who own certain type of content such as music, movies, or any digital content that can be streamed over the internet to the home.  This type of service is commonly known as IPTV, internet radio, or subscription music service. Once the content is delivered to-the-home via broadband, Arkados provides secure and high quality solutions that will allow the content to be distributed to rooms and devices of their choice such as televisions, stereo systems, and digital photo frames without running new cables or incurring costly professional installation.  This type of solution allows the content owners to deliver the content directly to consumers,

The MDU/MTU market requires sharing a broadband connection and VoIP delivery within a large building (such as an apartment building). We have also developed solutions for this market which can be incorporated into a system by equipment manufacturers and system integration companies.

Our solutions are specifically designed for manufacturers of products destined for these various marketplaces. We have designed our solutions to permit our Original Design Manufacturers (“ODM”) and Original Equipment Manufacturers (“OEM”) customers to produce sophisticated, full-featured products with lower overall production cost, faster time-to-market, and a high degree of differentiation from their competitors. Our platform supports a system-based approach to networking and is designed to allow our customers to build products that are easy to install and operate, with intuitive and customizable user interfaces and be expandable with additional products using current generation chipset as well as with the new generation chip under development.

During the fiscal year ended May 31, 2007 (“Fiscal 2007”), we introduced our first commercially available system-on chip, the ArkTIC™ AI-1100. The ArkTIC™ AI-1100 is designed to be embedded into various consumer electronics devices and deliver high-speed Internet connectivity and multimedia over the power lines in a home. The AI-1100 is the first in our ArkTIC™ family of turnkey hardware and software solutions.

Arkados is a member of the HomePlug Powerline Alliance and IEEE P1901. HomePlug networking is the only globally recognized technology for high-speed powerline communication having multiple silicon manufacturers’ support and established compliance and interoperability certification.

Corporate Background

On May 24, 2004, a wholly owned subsidiary we filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation (the “Merger”). The consideration for this Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos' predecessor and former controlling equity holders. The merger was completed according to the terms of an Agreement and Plan of Merger dated as of May 7, 2004. Miletos merged into our wholly owned subsidiary which changed its name to “Arkados, Inc.”.

Simultaneously with the merger, we completed a private placement of 883,334 shares of our common stock for aggregate proceeds of $1,060,000, of which approximately $950,000 were subscriptions for cash, $50,000 (41,667 shares) was for outstanding debt of Arkados, and $59,800 (49,834 shares) was in lieu of consulting fees. The sale was made to 10 accredited investors (“Investors”) directly by us without any general solicitation or broker. The offering is claimed to be exempt from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended. In addition, we settled liabilities relating to outstanding convertible notes and payables for 700,000 common shares.

Prior to the merger, on March 23, 2004, Miletos acquired the assets and business of Enikia, LLC, a Delaware limited liability company at a public foreclosure sale, including the intellectual property upon which Arkados' development efforts are based. Miletos was formed in February 2004, by control affiliates of Enikia. These control affiliates were both secured creditors of Enikia and holders of the controlling equity interest in Enikia. They contributed a secured promissory note to Miletos in the initial principal amount of $9,221,000, dated June 1, 2002. The promissory note also represents obligations to the lender for additional advances to Enikia by the control group which brought the aggregate principal due at the time of foreclosure to approximately $11,100,000. At the foreclosure sale, Miletos forgave $4,000,000 of the secured obligation in exchange for substantially all of the assets of Enikia. The merger has been treated as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc.. The assets acquired at the foreclosure sale and certain liabilities assumed by Arkados Group, Inc. have been recorded as historical cost.

Dependence on Financing Activities

Although we have started to generate revenue during this fiscal year, we are dependent on outside sources of financing to continue the development of our semiconductors and software, and to further support sales. During fiscal 2007, we completed a series of debt financings in the aggregate principal amount of $5,052,577.  From June, 2007 to August 31, 2007 we completed an additional $485,000 of debt financing, of which all was for cash proceeds.

We have sought and will continue to seek various sources of financing but there are no binding commitments from anyone to provide us with financing. In addition, there is $9,176,892 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to August 31, 2007 outstanding, which has been an impediment to obtaining equity financing .  The documents, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect, which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

Industry Background

Music, movies, and a wide range of communication services are experiencing a fundamental shift. The method of distributing the products, and in some cases the products themselves, are transitioning from old-fashioned methods and are now being replaced by new digital versions that are delivered via a new digital distribution model.

Arkados’ solutions directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel both inside a home, and to the home. We believe that this shift creates demand for new products, and new products will require new types of semiconductors that incorporate digital technologies, supporting such functions as communication and media rendering. Our ArkTIC™ family of turnkey hardware and software solutions is designed to address these requirements. In particular, Arkados has implemented a method that uses power lines as a pathway for the digital information, which allows end users to truly achieve “plug-and-play” simplicity without the hassles of custom-installed networks or the dropouts, unreliable coverage and security issues of wireless solutions.

Members of the Arkados team have been active in establishing standards for the industry since the year 2000. Standards are important in many industries. For example, wireless standards have brought about a ubiquitous, interoperable and affordable standard for portable data communication. Standards are important for a number of reasons, but especially when both consumers and service providers may be installing pieces of the ecosystem – as in the powerline communications industry. Working with the HomePlug Powerline Alliance, the Arkados team has contributed to the development of a number of specifications that were contributed to standards organizations, and members of the Arkados team continue to work in leadership positions in these organizations. We also work in a number of other bodies, including the IEEE P1901 Working Group.

Powerline Communication Enables Several Markets

We view the market for powerline communication semiconductors comprising three major categories: In-Home which includes Computer Networking and Consumer Audio Visual Applications (or “Multimedia Networking”), Broadband Powerline (BPL), and MDU/MTU Networking.

In-Home

Computer Networking

This market category is defined as technology and solutions used to connect devices in a home through powerline or wireless means, for the purpose of sharing entertainment content or connectivity using HomePlug standard technology. This is a proven marketplace, with over 10 million HomePlug devices shipped to the market in consumer products available today. Many of these products are adapters that extend existing communications methods (such as networking computers through HomePlug-to-Ethernet or USB adapters, as opposed to installing long runs of cabling). Our solutions provide essential enabling technologies for products in this market

Consumer Audio Visual Applications or Multimedia Networking

Known as “home networking”, the “digital home”, the “connected home” and by several other monikers, this market has been heralded by many analysts as a burgeoning market for some time, particularly as it applies to the “digitalization” of traditional applications.

As an example, a home security system is traditionally installed by a professional installation company, consisting mainly of keypads, and sensors with video camera(s) installed only on very high end homes or commercial buildings with many feet of dedicated wiring for the system. With a digital system that [a] uses Internet Protocol (IP) and [b] can use the existing power lines instead of dedicated wiring, significant cost reductions are possible including affordable and easy to install video surveillance systems while simultaneously benefiting from all the advancements in networking and broadband communications such as remote viewing via the internet.

Here is another example that demonstrates the variety and versatility of the solutions.There are now over 100 million iPods and phones in the market. End users may simply place their iPod® into its charging base upon arriving home. If the charging base contains an Arkados solution, the music or podcast library on the iPod instantly becomes available throughout the home. While the user passes through the bedroom, they will be able to call up the iPod interface on an Arkados powered digital picture frame and choose a preferred playlist, which would then start playing on Arkados-powered connected speakers anywhere in the home. If they want to watch the latest podcast video episode of their favorite TV show (which has been downloaded to the iPod), the user will be able to simply pull up the menu on the Arkados-powered connected flat-screen TV and stream the video directly from the iPod. The user will also be able to simply toggle the TV screen menu to view the image from an Arkados-powered connected security camera mounted at their front door.

Some recent market forecasts and studies have weighed in on this continued transition from analog to digital for in-home products.

■
Research firm iSuppli Corp recently released figures on the market for surveillance cameras, showing how closed-circuit security cameras will be replaced by IP-based security cameras over the next few years. Their figures showed that IP-based cameras would grow from under $500M in 2006 to over $5.5B in 2011, while closed-circuit non-IP based solutions steadily declined. Arkados supplies IP based camera solutions that can be placed anywhere in or outside the building without running wires.  ABI Research commented on the market for networked home audio, which according to their definition “consists of audio and media servers….as connected client devices — often ones that can play video as well as audio — …which can connect to a PC, dedicated audio server or directly to the Internet. It also includes compete networked audio systems…, as well as network connected speakers.” Arkados solutions address each of these components, and ABI predicted that this market will hit $7.2B by 2012. The networked audio market is just one segment of the entire market, as a 2006 report quotes ABI predicted home networking and connected entertainment devices would grow to $85 billion by 2011.

■
A report by the Diffusion Group predicted that the number of broadband-enabled televisions worldwide will surge to 162 million by 2011, driven by the rapid growth of broadband internet subscriptions. Arkados supplies solutions for IPTV.

■
The Consumer Electronics Association (CEA) released a study showing that 72% of U.S. online adults now listen to audio on their home computers instead of through other devices and commented that the next step is to allow consumers to see the benefits of connecting their PC to their existing home audio system for a more enjoyable home audio experience. Arkados solutions directly support this application with synchronized home audio technology.

In general, these applications permit streaming audio from the internet without the use of a computer, whole house audio distribution and control, whole house distribution of video either streamed over IP (IPTV) or stored locally (PVR/DVR type of applications). In addition, technologies based on HomePlug specifications can be used to connect portable devices such as portable audio players and satellite receivers to remote speaker systems, distribute multimedia and HDTV throughout the home by simple use of already installed electrical wires.

The installer channel also benefits from products for this market, as it offers another option for connectivity in the home.

MDU/MTU Networking

This market category is defined as technology and solutions for the purpose of connecting individual rooms or units of a building (such as a hotel, apartment, or office complex) to an Internet connection or to other services. It is a mature market with an ever-increasing need for products that offer non-invasive and cost-effective installation. Powerline communication technology has the potential to become a significant player in this market segment. Arkados has acquired significant experience in this market and conducted feasibility studies that helped Arkados team to develop both the expertise and identify potential solutions suitable for this market.

Broadband Powerline & Smart Grid Services

This market category is defined as technology and solutions used to deliver Internet access and broadband services to homes via power lines. This is an early stage market. Utilities and service operators are testing proprietary technologies and services. Standards development has begun which will spur the market. Broadband Powerline has the potential to become a significant player along with DSL, Cable, and other access technologies. Overseas and rural markets offer substantial growth potential.

Arkados can develop and provide solutions for BPL which, according to analyst firm Research and Markets, will generate $4.95B in access revenue in 2013. They also predicted that “smart grid” applications of powerline communications technology will emerge as a major application.

Smart grid services allow utility companies to monitor consumption of electricity and in some cases shut down the appliances to reduce the load during peak times. In this marketplace, Arkados chips would be used inside of electricity meters, and a number of other components which are attached to the electrical grid. With smart grid technologies, utility companies are able to monitor electricity consumption inside homes attached to their grid. In its eventual form, the electric utilities can use this technology to send signaling that limits the use of certain in-home appliances during periods of time when demand for electricity is at its peak.  This allows the utility to improve their efficiency, and more effectively manage the demand for electricity, reducing the long-term need for power plant construction. Other benefits of smart technology include the ability to quickly identify outage areas, and to monitor the network for potential problems so that preventive measures can be taken.

The market for powerline communications in general has gained significant momentum with the following announcements:
■	Powerline adaptors from German company devolo AG are to be used to stream IPTV to over 3.6 million households across Portugal, as part of telecommunications company Sonaecom's Clix SmarTV service
■	Intel Corporation announced plans to include support for the HomePlug networking technology as an optional feature for desktop platforms by 2008
■
IBM and Houston-based utility CenterPoint Energy announced the creation of a coalition to digitize electrical grids by setting up the Intelligent Utility Network Coalition which will test out technologies that will give utilities serving consumers better usage information and make power distribution grids more reliable

Arkados and the HomePlug Powerline Alliance

Members of the Arkados team participated in the creation of the HomePlug Powerline Alliance, an independent industry association.  The Alliance's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.  Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. In 2005, the Alliance ratified HomePlug AV specification that is going to enable 200Mbps class communication over power lines. In-Stat believes that HomePlug AV will be a potentially important technology for multimedia networking, as the technology could provide a home network backbone. Arkados has worked in significant ways to develop the HomePlug specifications including HomePlug 1.0 and HomePlug AV for in-home technologies, HomePlug BPL for broadband over powerline, and HomePlug Command &Control (C&C) for low-speed command and control applications.

Arkados is a Contributing Member of the Alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups. Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer of the HomePlug Alliance. Mr. Logvinov is also the immediate past president of the Alliance, having been succeeded by Matthew Theall of Intel. Additionally, Jim Reeber, our Director of Marketing has served as Chair of Marketing Working Group since 2003, and Grant Ogata, our Executive Vice President of Worldwide Operations, served as the Chairman of HomePlug Command and Control Working Group and was instrumental in spearheading the alliance’s efforts to develop a specification for a low-cost command and control technology in his role as the working group chair.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include more than 75 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Security, Inc., an affiliate of General Electric Co.; Intel Corporation; LG Electronics; Motorola; RadioShack Corporation; Samsung Electronics Co., Ltd.; Sharp Laboratories of America; TCL Group Holding Co., Ltd; and Texas Instruments Incorporated (TI). Beside Arkados, contributor members include Conexant; Corporate Systems Engineering; Gigle Semiconductor; Huawei Technologies Co., Ltd.; Intellon Corporation; and SPiDCOM Technologies.

Arkados is also a member of the IEEE P1901 group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications.

Our Solution

We are a fabless semiconductor company that develops comprehensive platform solutions, including system-on-chip (SoC) semiconductors, and firmware and software for manufacturers of networked multimedia appliances and feature-rich networking devices. Our platform solutions are designed to enable a systems-based approach to networking and will allow our customers to build products that are simple and intuitive to install, and easy to operate with intuitive and customizable user interfaces.

We believe that many of our customers plan to produce not just one component of a particular end-user system, but they will introduce many system components that work together. An example is the audio market; our customers would not just introduce a dock for an MP3 player, but would also produce a variety of speakers, control units, CD players, adapters, boom-box style rendering points, etc. Our solutions enable great versatility and value that allows our customers to create each of those components, sometimes with only a single hardware design.

The primary goal of our solutions is to enable our customers’ plan to develop and sell end-user systems. Our customers require a lower Bill of Materials (their cost for manufacturing a product), and better ways to produce a variety of components for end-user systems more quickly. We call our solutions “turnkey” because they enable our customers to create entire lines of products without dedicating their resources to long product development cycles, or extensive software design.

Our customers are also aware of our strategy to support a seamless transition to higher-speed technologies as they become available. This promotes long life-span of their development effort, and creates significant re-use of their software components.

We have included a powerful processor inside our SoC which allows applications to be run directly on-chip. Multiple vertical applications can be built by loading different firmware. This feature can broaden product offerings, and extend the product lifecycle. The Arkados implementation of HomePlug technology offers programmability that enables OEMs to extend the functionality of their products and produce a variety of products from a single design.

Key elements of our solution are as follows:

●	Comprehensive platform solutions.

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

●	Customizable firmware and software.

Our firmware, which is sold as a bundled solution with our SoCs, includes a real-time operating system and a set of application specific modules that support a wide range of functions including Web-based management, audio distribution, traffic classifications, etc. Our software development kit includes a comprehensive suite of components, such as device link libraries and drivers, tools, sample code and documentation to create applications that would allow a wide range of networking devices and networked multimedia appliances.

●	Targeted, high-performance SoCs.

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

In contrast, competitors that do not provide comprehensive platform solutions such as ours may be able to produce a greater variety of customized ICs to more specifically address the particular requirements of an OEM. In addition, solutions which do not include customizable firmware and software like ours may allow OEMs to take advantage of a wider range of third-party developers. While, these alternative solutions may be lower in cost for simple data networking devices in comparison to our platform solutions, our solution will be more cost effective and has higher reliability and performance for multi-media networking including distributing audio and video throughout the home and outputting to existing consumer electronic products.

Our Strategy

Provided we are able to continue to finance our operations, our objective is to be the leading supplier of comprehensive platform solutions for high-performance and feature-rich networked multimedia appliances and networking devices.

Key elements of our strategy are:

●
Maintain a full platform solution approach with industry-leading SoCs, firmware and software. We plan to continue to commit the resources of each of our hardware, firmware and software teams to drive innovation so that our solutions are at the forefront of the networked multimedia appliances and networking devices industries and capture a leading market share. We intend to continue to devote resources to increase the performance and functionality of our SoCs and expand the features and capabilities of our firmware and software. This enables great flexibility and value for our customers as they take products to consumer and enterprise markets.

●
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

●
Build on our leadership in the integration of powerline and audio rendering functions to secure the leadership position in networked multimedia appliances and networking devices. We believe that the networked audio markets will continue to represent the largest volume opportunity for networked multimedia appliance and networking device manufacturers in the near term. We intend to continue to focus on advancing functionality and promoting our solutions to win designs in this large and growing market. By including these options in our platform, we create a foundation that enables our customers to incorporate new features more quickly.

●
Enable new growth markets, such as photo- and video-enabled networked multimedia appliances. We intend to build on our existing expertise to be the leading provider of comprehensive platform solutions in new markets. We intend to continue to invest our research and development efforts and engineering resources to develop new platforms and products and to strengthen our technological expertise. One example is our reference design that employs both our solutions as well as Blackfin® Processors by Analog Devices to provide a cost- effective platform for a variety of video applications based on powerline distribution. We believe that our focus in this area creates optimized solutions for our customers and increases the revenue potential for companies throughout the value chain.

●
Expand our customer base while securing additional design wins with existing customers. We plan to be the leading supplier of new designs to our existing customers, and to secure high market share with new customers entering this market. We intend to continue the expansion of our customer base by marketing our platform solutions to additional manufacturers of consumer devices. Further, we intend to broaden our reach within our existing customer base into their adjacent product lines that can utilize technologies that we intend to implement in the near future. By providing key hardware and software components to our customers, we believe we can deliver better value and features to our customers, while reducing design and manufacturing costs.

●
Create business arrangements with companies to better serve our common OEM customers. We plan to go to market together with a number of companies who target specific areas of the marketplace. Since certain companies pursue many of the same customers who approve the products destined for the end-user, we plan to take advantage of this communality and together create solutions and offer even greater turnkey value. This approach offers OEM customers an easier point-of-contact and allows them to take advantage of efficiencies we have already built with our partners.

Our Products

We design and develop and are marketing highly integrated SoC semiconductors that are designed to cater to the markets for powerline communications. Our chip designs offer flexible solutions through programmability and remote firmware upgrades. Our customers have responded very favorably to our platform offerings which we call ArkTIC™, which is an abbreviation for the Arkados Total Integration Concept™.

Solutions from our ArkTICTM family of converged multimedia and networking solutions targets data-, audio-, photo-, and video-enabled networked multimedia appliances and networking devices.

The ArkTIC™ family is a portfolio of turnkey hardware and software solutions that enable OEMs and ODMs to quickly develop digitally networked consumer electronic products with a competitive cost structure to address this rapidly developing market. Among other networking interfaces, the first member of the ArkTIC™ family will supports a powerline communication interface based on the HomePlug Powerline Specification 1.0.1.

We started marketing our AI-1100 system-on-chip in Fiscal 2007. It is designed to be embedded into various consumer electronics and multimedia networking devices and deliver high-speed Internet/Networking connectivity and multimedia over the power lines in a home. The AI-1100 chip offers a single-chip integration of HomePlug 1.0.1 powerline technology, ARM 926-JES CPU operating at 160 MHz, dual Ethernet interfaces, I 2S Audio Interface, and a wide variety of other interfaces designed to support connected home applications. Furthermore, the programmable nature of our implementation allows ODMs/OEMs to extend the functionality of these products and HomePlug technology.

ArkTIC™ AI-1100 system-on-chip features:

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
-  6550d compatible UART
• GPIO Controller
• JTAG / Debug Interface
• 0.18μ CMOS, 1.8V core, 3.3v I/O

Our AI-1100 is the first in a series of devices built around existing and emerging HomePlug Powerline Alliance networking specifications. This device supports the HomePlug 1.0.1 specification along with a variety of multimedia applications. Our Direct to Speaker™ Internet Radio Reference Design (AI1100-DTS-INTR) received HomePlug 1.0 certification in August 2006. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug technology. Future devices will include among other enhancements the implementation of new HomePlug standards, such as HomePlug AV and HomePlug BPL, as they become available.

We have modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions for each powerline market. This enables efficient reuse and repurposing of technology blocks, which can be used to create many specific solutions.

We also provide consulting, software, and applications support, thereby facilitating system integration in an effort to reduce our customers' time-to-market and our customers' development costs.

In the in-home networking portion of the market, we expect to deliver solutions for both computer-centric and entertainment-centric applications by combining both networking blocks and blocks that are capable of supporting end-user applications for consumer electronics products inside our chips. Our chips are designed to offer a high degree of programmability and may become an attractive solution for a diverse range of home-networking products that merge traditional consumer electronic functions with network-centric features.

In the MDU/MTU portion of the market, we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting communications applications in demand from businesses such as hotels, office parks, shopping plazas, apartment buildings, etc. Downloadable firmware management capabilities make this an attractive solution for remote management and service applications.

In the broadband powerline portion of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting the communications applications that in demand from service providers and utility companies. This portion includes the “smart grid” and “green power” applications that help utility companies to conserve energy and better manage their network. These include applications such as Automated Meter Reading, Peak Shaving, and a host of other applications that provide a variety of benefits and cost-saving measures. Downloadable firmware management capabilities would make this an attractive solution for remote management and service applications.

Some of the examples of the products that could be built based on the above-described semiconductors by ODMs and OEMs are:

●
CONSUMER ELECTRONICS - Devices that bridge current devices and content with existing and new consumer electronic products throughout the home.  Enjoy music from iPod, internet, or PC throughout the whole house - Watch video downloaded from the internet on your big screen TV,  view all digital photos stored on your PC on a digital photo frame or download new photos to loved ones directly to a digital photo frame located thousands of miles away via internet.  A growing market that includes audio & video devices with embedded powerline technology. We expect this market to grow over the next few years as more video and audio products are released with networking technologies built-in. Televisions, stereos, powered speakers, receivers, DVD and CD players, digital picture frames, home intercom systems, and other products are targeted applications for powerline networking technology. Internet streaming content and home content servers should greatly increase the demand for HomePlug 1.0 and AV products. In particular, our solutions offer advanced features such as synchronized whole-house audio which, combined with its new ease of installation, may significantly broaden the marketplace for such applications.

●
SOHO NETWORK GEAR - New types of routers, switches, gateways, network attached storage, surveillance cameras, and other devices that offer various types of services to the SOHO (Small Office Home Office) network.

●
INTERNET TELEPHONY - As companies like Vonage, Comcast, Verizon and other service providers begin to roll-out new voice services to the home, an easy-to-use and reliable home network is needed. VoIP (Voice-over-IP) phones are currently produced by several vendors and we expect to see such products with HomePlug technology embedded into them.

●
HOME SECURITY - Many companies have created home security cameras that are networked through various means. Early market entrants GigaFast, ST&T, and Asoka have already created powerline networked security cameras with embedded web servers that allow direct access to the camera's feed.

●
SMART GRID – Many utility companies may implement applications that could provide benefits such as saving money due to automated operation, the ability to predict maintenance issues, implementing a self-healing grid architecture, reducing power outages, and making better use of their assets; managing the grid more intelligently to prevent  blackouts and power disruptions; recovering more quickly after a power disruption; increasing security; implementing real-time monitoring of the state of the network, and managing a response; managing the quality of the  power (to deliver differentiated services for businesses with sensitive electronics and computers; implementing “green power” programs that allow consumers to manage their electricity use and costs; and integrating control systems, power electronics, and distributed resources.

Customers

By developing solutions to facilitate our customers’ rapid development of full-featured next-generation products at reasonable prices, we position our company to our customers as a builder of bridges. Our solutions are designed to bridge entertainment and internet content to devices around the home, and to bridge between communications technologies, such as WiFi and powerline, Ethernet and powerline, and even to-the-home and in-the-home powerline technologies. We believe the growth of digital technologies will increase beyond computing until a large percentage of devices in the home seamlessly connect to some form of digital content or communications.

Many of our existing and potential customers are also currently in a specific marketplace that is being affected by digital convergence and networking technologies. We believe traditional networking companies are moving into traditional consumer electronics areas, while the reverse is happening to consumer electronics companies. Arkados provides platform solutions that allow those companies to enter the new market space with ease and speed.

We believe we have gained considerable traction with our customers over the past few months. We have partnered with companies at recent trade shows to publicly display a wide variety of potential products that included whole-house audio solutions (including music player docking stations, audio bridges, powered speakers, computer drivers for whole-house networked distribution of sound, and internet radio), and whole-house video distribution systems (including Internet-based TV adapters, surveillance systems, and digital picture frames).

Our solutions have been shown in a number of public venues, including the 2007 International Consumer Electronics Show, Microsoft’s WinHEC 2007, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Tatung, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

We have also been involved with our customers in a number of projects relating to Broadband Over Powerline trials in several areas of the world. We have worked with them to design and implement a variety of products for this marketplace.

While we have had some semiconductor sales in the past few quarters, most of our revenue has come from design and development agreements. We expect that such agreements will lead to volume orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics ODMs/OEMs, but we have not yet derived significant product revenue from these ODMs/OEMs due to lengthy development cycle to develop and produce finished products. We are working closely with many of the leading communications, digital entertainment and consumer electronics companies some of which may result in design wins and orders for our integrated circuits. Several OEMs are sampling and testing our AI-1100 SoC chips, and one has announced a product incorporating our chip, but factors such as design issues, compatibility issues and manufacturing errors could delay the functioning of the products and prevent us from making sales. As is evidenced by the HomePlug certification of one of our reference designs, we are focused on delivering a wide array of reference designs that can help guide our customers through the product-to-market cycle.

Strategic Relationships

In July 2004, Arkados entered into a five-year Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA assists Arkados in translating Arkados chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados designed integrated circuits in a cost effective manner. We paid GDA $175,000 under the agreement in Fiscal 2007 and will pay GDA 20% of production costs as compensation for production management services. In addition, we issued 150,000 shares of our restricted common stock to GDA for nominal consideration.

We have also entered into go-to-market strategies with a number of ODMs and other technology companies. Since many companies in this space target the same customer base as we do, we plan to collaborate to create solutions and offer even greater turnkey value for OEMs. We have announced relationships and strategies with several companies, including GigaFast and Tatung. Tatung Corporation, a multi-billion dollar product design and manufacturing company, and Arkados are developing whole-house digital media solutions that can distribute music and video from a multitude of sources such as an iPod®, music and video stored on computers, any internet radio station, and music and video download services to existing stereo systems, televisions, and speakers throughout the house.

Manufacturing

We have developed strategic alliances to implement our fabless manufacturing strategy. This is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies. We contract with third parties for all of our wafer fabrication and assembly, as well as for a portion of our design and testing. Our manufacturing process is designed to follow the following steps. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. At present, we are using foundries in Japan owned by Fujitsu and we also use third parties to aid in our test and qualification process.  Our efforts to develop multiple sources of supply have been hindered by our lack of adequate working capital.

Patents, Licenses and Trademarks

Our patent portfolio reflects our innovative development efforts and our forecasts of how we envision the market will evolve. We have been awarded 11 U.S. Patents, which we believe is an indicator that we have developed a good understanding regarding key industry developments. We believe our patents not only help us to safeguard our intellectual property, but will help us to position our company as a leader in this space. We believe that some of our recently awarded patents are integral to the implementation of powerline communication networks, which may create value in our company given the global market for this technology and the vast number of potential players in the marketplace.

We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property in our products and technology. We intend to continue this practice in the future. In addition to our issued U.S. patents, we have over 30 pending U.S. patent applications, and various corresponding international patents and applications.

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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. At this point, 14 of our 19 employees are dedicated to research and development.  Research and development expenditures were $1,395,257 in the year ended May 31, 2006 and $1,920,891 in the year ended May 31, 2007.

Our acquisition of Aster Wireless, near Rochester, NY strengthened our intellectual property pool and added four new R&D employees to the 10 that currently work in New Jersey. We have incorporated intellectual property developed by Aster that was developed through years of R&D under the guidance of industry giants such as Kodak®. This allows Arkados to offer a best-in-class platform for media-centric applications that demand reliable delivery of time-sensitive data.

We also conduct fund certain research activities focused on other emerging product opportunities. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition, to maintain competitive features, and to have them selected for design into products of leading systems manufacturers.

Our future success may also depend on assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch, and production ramp. In this new converged marketplace, we believe the role of the traditional semiconductor provider is changing, and we have positioned ourselves as a platform provider that becomes an integral part of our customer’s product development process. We believe that our focus on application related features and software may contribute to our success.

Competition

Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other semiconductor suppliers that offer standard semiconductors, application-specific integrated circuits, and fully customized integrated circuits, including embedded software, chip, and board-level products.

Our competitive strategy has been to provide cost-effective integrated products bundled with software that is designed to support a turnkey approach for a variety of applications. We believe this approach, coupled with the benefits of powerline communications technology, allows us to effectively compete due the following aspects:

■
Due to embedded HomePlug standard technology, we believe our product performance includes unique features such as whole-house connectivity, high throughput, ease of setup, and Quality-of-service mechanisms that preserve a positive end-user experience

■
Due to the integration of our system-on-chip and firmware solutions, we believe our potential customers will benefit from quicker time-to-market, a competitive bill-of-materials cost, an enhanced feature set, and lower development costs

■	Due to our reliance on international technology standards, we believe our solutions are able comply with regulatory requirements on a global basis

We face significant competition in our present and future product lines. We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors already have products in the marketplace that are compliant with HomePlug Alliance 1.0.1 specification, while other competitors' products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking segment include Afa Technologies, Conexant Systems Inc., Intellon Corporation, and Maxim Integrated Products Inc.  DS2 and Panasonic build ICs that are incompatible with the HomePlug standard. Some of our competitors have substantially greater resources than we do. Some of them have already announced products based on HomePlug AV technology. We expect to face additional competition from new entrants in each of our markets, which may include both large domestic and international integrated circuit manufacturers and smaller, emerging companies. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have.

In addition, there are other organizations worldwide that seek to foster the development of powerline connectivity technology solutions and may attempt to create technology standards that compete with the industry specifications established by the HomePlug Powerline Alliance. These include the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU) which may adopt standards different from, and incompatible with, the technology inside our products. We also participate in these standards efforts. Other industry organizations promote powerline communications, such as the Universal Powerline Association and the Consumer Electronics Powerline Communication Alliance (CEPCA). They have also established technology or coexistence specifications that may conflict with the HomePlug specifications.

As a member of the HomePlug Alliance, we are obligated to license Necessary Patent Claims (intellectual property rights without the use of which products cannot conform to the HomePlug specifications) to any member of the alliance (including competitors) on a reasonable and non-discriminatory basis (known as RaND) as defined in the alliance’s Sponsor Agreement and Contributor Agreement. Under our license and development agreements, we retain title to our patents, patent applications and other licensed technology, and to any improvements that we develop.

As a provider of powerline home connectivity integrated circuits, we face additional competition from other home connectivity technologies such as twisted pair cable, coaxial cable and wireless media. Despite the broad array of different technologies deployed to date, we believe those technologies that do not require new wires such as HomePNA, MoCA, 802.11 and other wireless alternatives, will provide the competition to powerline solutions.

Sales and Marketing

We expect to sell our products worldwide using the following channels:

●
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

●
Advanced development partnerships with strategic customers. The benefits of using this channel are numerous. Among them are creation of product focus, reduction of upfront sales and marketing expenses, acceleration of sales volumes through early commitments, and creation of incremental development revenues.

●
We are also developing a network of distributors that can support our customers worldwide. We have an agreement with Jedcom, a distributor in Taiwan. Under the terms of this agreement Jedcom is going to provide us with distribution, sales and marketing, and field application engineering support in Taiwan and certain regions of China.

We expect to develop our domestic sales force to include a network of direct sales regions. We expect to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

Our marketing consists of various programs that help create awareness and promote the benefits of our various solutions, the worth of the company, and the value of our technology to our target industries. Much of the marketing is handled through press releases, website, involvement in trade shows and conferences, press interview opportunities, placed articles, newsletters, white papers, and through interpersonal relationships developed through numerous methods. We have at times hired agencies to assist with specialized functions.

Regulatory Environment

Our customers’ products, which contain our solutions for powerline communications technology must adhere to regulations about transmission power, permissible frequencies of operation and electromagnetic interference (EMI) for both U.S. and foreign governments. In some countries, certification tests must be performed to ensure a vendor’s products comply with the regulations. While it is our customers who are responsible to obtain certifications, we need to ensure international regulations are adhered to.

The Federal Communications Commission (FCC) administers regulations in the United States. Our solutions are unlicensed devices in the U.S. and receive no regulatory protection from interference from other devices and may not cause any harmful interference to licensed devices. Those who operate unlicensed devices must stop using a device when the FCC declares that the device is causing harmful interference. Products using our solutions over power lines both inside and outside the home are FCC-regulated and must comply with radiated emission limits and various other technical standards.

Outside of the United States, the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/CISPR) is the primary authority. IEC member states import IEC/CISPR standards into their own national laws either in whole or in part. Powerline communications regulations are based upon specific country requirements. In some countries, regulations may limit the use of powerline communications in certain circumstances or to certain power levels or frequency bands.

Before products can be sold, most countries require electronic products to comply with safety testing or be certified. While it is our customers who are responsible to obtain certifications, we need to ensure international regulations are adhered to

Regulations and their enforcement and interpretation varies between countries. Regulatory change or certification methodologies may require a redesign of products containing our solutions. At its most severe, regulatory changes could terminate the use of products already in the marketplace.

Backlog

We expect sales outside of strategic partnership agreements to be made primarily pursuant to standard short-term purchase orders for delivery of standard products. We expect the quantity actually ordered by the customer, as well as the shipment schedules, to be frequently revised, without significant penalty, to reflect changes in the customer's needs. As a result, we believe that in the future, our backlog at any given time should not be used as a meaningful indicator of future revenues.

As of May 31, 2007, we had a backlog of $157,000 of orders we believe are firm.

Employees

As of May 31, 2007, we had 19 full-time equivalent employees, including our CEO, Oleg Logvinov. The majority (14) of our full time employees are engaged in research, development, engineering with the remainder being divided to marketing and administration.  Andreas Typaldos, our Chairman of the Board provides us with product marketing services, strategic planning and leadership in our capital raising efforts on a part-time basis.  Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We expect to be able to hire qualified personnel to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements.

From time to time, we also employ outside contractors either for a specific project, or to supplement our staff on a temporary basis.

Risk Factors

An investment in our common stock is speculative in nature, involves a high degree of risk and should not be made by any investor who cannot afford the loss of their entire investment. Each prospective purchaser should carefully consider the following risks and speculative factors associated with our business and capital structure, as well as others described elsewhere in this report, before making any decision to buy, sell or hold our common stock.

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

Risks Related to Our Financial Condition

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

Terms  of  our outstanding 6% Secured Convertible Debentures due December 28, 2008 impedes our ability to obtain financing.

There is $9,176,892 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to August 31, 2007 outstanding which has been an impediment to obtaining equity financing .  The documents, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors.  We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of August 31, 2007, we have failed to make payments totaling $ 154,993 due to Mr. Logvinov, comprised of an unpaid bonus, salary and expenses.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2007 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2007. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

We have recently hired a full-time CFO to review and remediate our disclosure controls. This is in response to a past issues where our management determined, in connection with their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, that such procedures were not effective to ensure that information required to be disclosed by us was recorded, processed and reported within the time periods specified in the SEC's rules and forms. In addition, major efforts will be undertaken in fiscal 2008 to put in place appropriate policies and procedures to ensure that the Company is prepared to comply with the rules under the Sarbanes-Oxley Act. Although our management has taken actions to improve the effectiveness of these procedures, it has not been able to conclude that such controls are effective. Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we are not able to improve these procedures.

In previous years, we identified material weaknesses in our disclosure controls and procedure.. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

In previous years, we identified material weaknesses in our disclosure controls and procedures relating to our lack of sufficient internal accounting personnel necessary to ensure that adequate review of our financial statements and notes thereto is performed in a timely manner. During 2007, we hired a full-time CFO to review and remediate our disclosure controls.  Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. We may experience difficulties or delays in completing remediation or may not be able to successfully remediate material weaknesses at all. Any material weakness or unsuccessful remediation could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

We have not generated significant revenue from our principal intended activities and we have been dependent on a mall number of customers for substantially all of out revenue.

While our most recent quarters have reflected what we believe is the beginning of regular customer activity, as a development stage company, we have generated limited revenue principally from providing development services and generating data in field test scenarios. We have not sold sufficient quantities of mass produced semiconductors, which is the primary part of our expected revenue stream going forward. In addition, substantially all of our revenue has been from a small number of customers. It is difficult, in a market that is rapidly evolving, to evaluate the future sales performance of powerline technology, and our implementation of it. We may not successfully address any of these risks and may never have significant revenue.

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

Risks Related to Our Business Plans and Operations

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

There are several factors that may affect the expansion of the home connectivity market:

●	the emergence of competing standards for home connectivity

●	new content or products that attract a large consumer base

●	interoperability between different products in the same market

●	the success of marketing by OEMs

●	the cost and availability of connected products using this technology or competing technologies

We have only limited ability to influence in the resolution of the foregoing.

Powerline solutions for home connectivity may not gain acceptance.

Currently, Ethernet and Wireless technologies enjoy a large market share of the home connectivity market. As the market broadens beyond computer networking to include audio/video applications, it is unclear which medium will be predominant. Among the competing physical media, including coaxial cable, Ethernet, phone line, and wireless, many are actively supported by various trade associations that represent the interests of a variety of companies. Some have greater market acceptance. If powerline technology does not achieve market acceptance, there may be less demand or no demand at all, and our business will suffer.

Powerline technologies, other than the technologies implemented by Arkados may proliferate.

Arkados is developing products that comply with the specifications for powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be other competing, independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados' chosen technologies, or, if no standard predominates in each market, our business will suffer.

Products that incorporate our chosen technologies may fail in operation, or fail to be certified by standards organizations.

Our ODM/OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem; in which case, our business may suffer. If products that incorporate our solutions fail to pass standards test, our business will suffer.

We may be unable to sell large volumes of semiconductors.

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

We may not be able to attract and retain engineering and technical talent.

The needs of the business coupled with capital constraints will dictate our hiring, but we expect to need personnel in our technical and engineering disciplines, as well as in operational roles. Since powerline technology is a narrow engineering and technical specialty and we have limited financial resources, attracting experienced talent is difficult. If we are unable to attract and retain qualified personnel, our ability to develop and produce our products will be limited.

Our solutions have a long development and sales cycle. We may continue to incur significant expenses before revenues are realized.

Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets. Products are developed based on a forecast from analysts, and we will incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

We will depend on our OEM and ODM customers to produce successful products that incorporate our solutions.

Our customers are OEMs and ODMs in our target markets. They integrate our IC's into their products. If their products are not successful, we may not sell volume quantities of our semiconductors. OEM and ODM products may be unsuccessful for many reasons which are beyond our control. Any of these reasons may harm our business.

We will rely on third parties to fabricate, assemble and test our solutions, which may increase costs or create delays.

As a “fabless” semiconductor manufacturer, we do not own or operate a semiconductor fabrication, assembly or testing facility. We have entered into an agreement with GDA Technologies, Inc. to manage this process for us. In the future, GDA or contract foundries, and assembly and test houses selected by us may also be adversely affected for reasons beyond our control. This may result in our inability to obtain products within the time frames, volumes or costs we require, or at all. Any disruption in the availability of products, or problems associated with the delivery, quality or cost of fabrication, assembly and testing of our products may cause our business to suffer.

Our specifications may result in unacceptable manufacturing yields from our suppliers, which may increase our product costs or reduce supplies.

We write specifications and create designs and our third-party suppliers manufacture chips based on those specifications and designs. We have not yet entered into volume production of our products, and our specifications may fall short of producing volumes of semiconductors effectively and efficiently. This may cause dies on our wafers to function poorly. The term “yield” is used to express the proportion of functional die expressed as a percentage of total die on a wafer. If expected yields are not reached, our product costs will increase. We may also experience problems when our products are scaled to smaller geometries. Problems with yield may not be identified until late in the product development cycle, or even once an end-product is built and sold. Yield problems are difficult to detect, time consuming and expensive to correct. These issues could affect our intention to deliver products to customers in a timely manner.

Defects in our products could hurt the business by harming our reputation, decreasing our market acceptance, losing customer accounts, and creating liabilities for our company.

Integrated circuits are highly complex products, and may contain defects or bugs which may not be detected until other products that incorporate our chips are shipped and being used by end-users. Defects may harm our reputation and make customers reluctant to buy our products. Correcting these defects is an expensive process. If defects are not discovered until after we have commenced commercial production of a new product, we might incur substantial additional development costs. If we fail to solve problems in time, we may incur product recall, repair or replacement costs. These problems may also result in claims against us by our customers or consumers. Any such problems could divert our company resources from other development efforts. Moreover, we would likely lose, or experience a delay in, the market acceptance of our products. We could also lose credibility with our current and prospective customers.

Regulation in certain regions of the world (Japan as an example), which limits our international market.

Our powerline communication products are designed to operate on frequencies that are currently restricted by government regulations in certain areas of the world, Japan as an example. As a result, our semiconductors cannot be used in products used in such areas at this time. The international market will remain limited unless the existing regulations are changed or until we develop products that can operate within the constraints imposed by the existing regulations.

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

We expect that the main growth in our product demand will be driven by the consumer digital entertainment electronics market. We are focusing on audio/video transmission and distribution products for the in-home use. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United States and internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending could have a material adverse effect on our business.

Our success depends on our ability to introduce new products on a timely basis.

Our success depends upon our ability to develop new products for new and existing markets, to introduce these products in a timely manner, and to have these products gain market acceptance. The development of new products is highly complex and we may experience delays in developing and introducing them. Successful product development and introduction depend on a number of factors, including:

●	proper new product definition,

●	timely completion of design and testing of new products,

●	assisting our customers with integration of our components into their new products, including providing support from the concept stage through design, launch and production ramp,

●	successfully developing and implementing the software necessary to integrate our products into our customers' products,

●	achievement of acceptable manufacturing yields,

●	availability of wafer, assembly, and test capacity,

●	market acceptance of our products and the products of our customers

●	obtaining and retaining industry certification requirements.

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

In powerline communications, our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic Gigle Semiconductor, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Product development in the markets we serve is becoming more focused on the integration of multiple functions on individual devices. In addition to that, powerline communication is a relatively new technology. There is a general trend towards increasingly complex products. The greater integration of functions and complexity of operations of our products increases the risk that our customers or end users could discover latent defects or subtle faults after volumes of product have been shipped. This could result in:

●	material recall and replacement costs for product warranty and support,

●	adverse impact to our customer relationships by the occurrence of significant defects,

●	delay in recognition or loss of revenues, loss of market share, or failure to achieve market acceptance, and

●	diversion of the attention of our engineering personnel from our product development efforts.

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

We rely on independent foundries to manufacture all of our wafers. In order to produce our silicon, we need to secure appropriate manufacturing services and capacities. Our reliance on outside foundries involves several risks and uncertainties, including the:

●	inability to secure appropriate manufacturing services and capacities

●	possibility of an interruption or loss of manufacturing capacity

●	lack of control over delivery schedules, quality assurance, manufacturing yields and costs

●	possible misappropriation of our intellectual property

●	inability to reduce our costs as quickly as competitors who manufacture their own products and are not bound by set prices.

Market conditions could result in wafers being in short supply and prevent us from having adequate supply to meet our customer requirements. In addition, any prolonged inability to utilize third-party foundries because of fire, natural disaster, or otherwise, would have a material adverse effect on our financial condition and results of operations. If we are not able to obtain additional foundry capacity as required, our relationships with our customers would be harmed and, consequently, our sales would likely be reduced, and we may be forced to purchase wafers from higher-cost suppliers or to pay expediting charges to obtain additional supply, if we are able to acquire wafers at all.

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

We will depend on third-party subcontractors for the elements of the design, assembly, packaging, and testing of our products. International operations and sales may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, tariff and freight rates, as well as the risks of natural disaster. Although we will seek to reduce our dependence on a limited number of subcontractors as demand for our products merits, the concentration of subcontractors and manufacturing operations in certain areas of the World could subject us to the risks of conducting business internationally, including political and economic conditions in such regions as Asia, India, etc. Disruption or termination of the assembly, packaging or testing of our products could occur, and such disruptions could harm our business and operating results. In addition, we are unable to predict whether events such as the epidemic of SARS will have a negative effect on the design, supply, testing, and packaging of our products.

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

Pending litigation.

We have reported that former officers of Enikia, LLC, the company from which we indirectly acquired patents and other assets relating to our planned products, have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia's counsel, Arkados and us. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al. , and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). In August 2007 the Superior Court entered an order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from, the case and ordered to attend binding arbitration of the claims against them pursuant to the {Enikia} operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).”  We expect appeals to be filed and/or other plaintiffs to file for an arbitration  We cannot predict what impact this decision or, if filed and/or plaintiffs to file for, an arbitration appeal of his decision will have on our company.

Obligation to license certain intellectual property rights.

As a member of the HomePlug Alliance, TIA TR30.1 and IEEE P1901, we are obligated to license certain intellectual property rights to our competitors, on a non-discriminatory basis, which may adversely affect our ability to compete.

Risks Related To Our Common Stock And Its Market Value

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board, and to be timely in such filings.  If we fail to remain current on our reporting requirements or file late three times in 12 calendar months, our stock could be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

SEC Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and

●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	our ability to execute our business plan;

●	operating results below expectations;

●	announcements of technological innovations or new products by us or our competitors;

●	loss of any strategic relationship;

●	industry developments;

●	economic and other external factors; and

●	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future.  The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our common stock price appreciates.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in our subsidiary’s merger with Aster Wireless in March 2007 will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired the shares and stockholders that acquired shares in the merger with Miletos in May 2004, unless they are affiliates, are free on any restrictions on the resales of their shares.  In addition, it should be noted that the SEC has proposed to amend Rule 144 to shorten the period of time that shares have to be held to rely on the rule for resales without filing a registration statement under the Securities Act of 1933, as amended, to as little as six months.  If amended, the rule is expected to be applicable to the purchasers of securities prior to the amended rules, effective date.

Provisions contained in outstanding secured convertible debentures provide holders a greater share in the proceeds of a cash sale or merger than the amount of the outstanding debt.

Certain provision of $9,176,892 outstanding secured convertible debentures require the redemption of such debentures and the warrants issued in connection with the sale of the debentures in the event of a cash sale of our business of cash merger that would give the debenture holders a return substantially greater than the outstanding debt and interest.  Such payments would before cash could be distributed either to general creditors or the holders of our common stock.  The sale of these debentures has been the principal source of our working capital since December 2005 and no authorization on the part of our stockholder is require for our continuing to issue these securities.  Although we have sought and continue to seek equity financing to replace the sale of these securities as our primary source of working capital, we have not been able to do so and there is no assurance that we will be able to do so in the future.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). You may read and copy any document we file at the SEC's public facilities located at 100 F Street N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a web site ( www.sec.gov  ) that contains annual, quarterly and current reports, proxy statements and other information that we and other issuers file electronically with the SEC.

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Andreas Typaldos	Chairman of the Board
Oleg Logvinov	President, CEO and a Director
Barbara Kane-Burke	CFO and Assistant Secretary
Grant Ogata	Executive Vice President of Worldwide Operations

Andreas Typaldos is a principal stockholder and was appointed Chairman of our Board in February, 2005. Although our by-laws provide that the Chairman of the Board's primary responsibilities relate to the conduct of board and stockholder meetings, Mr. Typaldos also serves as a consultant to us on a part-time basis and has a significant impact on our strategic planning, marketing and capital raising activities. He has thirty years of software experience as an entrepreneur and founder/investor of a number of technology companies. In 1997, Mr. Typaldos founded Enikia, LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into our Arkados, Inc. subsidiary in May 2004. Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications. From September 1998 until June 2003, as founder and principal investor, Mr. Typaldos also built a multi-million dollar software consulting business, e-Vantage Solutions, Inc., until that company's consulting activities ended shortly after September 11, 2001. In addition, from September 1999 until December 2001, Mr. Typaldos was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Prior to that, Mr. Typaldos founded his first consulting and software company in 1973 and in 1978, founded a successor company, AxsOne (formerly known as Computron), which he took public in 1995 and of which he as President until 1994 and Chairman/CEO until 1996. AxsOne is an international client/server and internet-based enterprise applications software company that supplies Fortune 5000 companies with records and content management and compliance software (i.e., email and Instant Messaging-IM management), as well as financial applications and workflow solutions.  Mr. Typaldos has a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research. He also holds a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

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

Barbara Kane-Burke was appointed CFO in April of 2007. She was most recently the Corporate Controller for Pharmos Corp, a NASDAQ-traded biopharmaceutical company where she was instrumental in helping Pharmos meet its financial disclosure obligations under Sarbanes-Oxley.  Previously, she was CFO and Treasurer of Whitewing Environmental Corp, and with Hoechst Celanese/Clariant, where her duties included acting as Controller for a business unit supplying raw materials to the semiconductor industry.  Ms. Kane-Burke is responsible for all of Arkados’ accounting, tax compliance, financial aspects of acquisition planning, establishing and maintaining of banking relationships, and all other financial and treasury functions.  Ms. Kane-Burke earned an MBA in Accounting and Taxation from Fairleigh Dickinson University and a BA in Education from East Stroudsburg University in Pennsylvania.

Grant Ogata joined Arkados in March 2007 as Executive Vice President of Worldwide Operations. Mr. Ogata had been working with Arkados in a part-time capacity since September 2006. Mr. Ogata was formerly Vice President of Global Sourcing and Product Development of RadioShack Corporation Mr. Ogata has 28 years of experience in the consumer electronics industry.  At RadioShack, Mr. Ogata was responsible for developing hundreds of innovative products, establishing key strategic partners and managing global sourcing and product development offices in Japan, Taiwan, Hong Kong, China and Fort Worth, Texas. Throughout the years, and through a six-year expatriate assignment in Asia, Mr. Ogata gained intricate knowledge and contacts with key consumer electronic manufacturers around the world. He has been instrumental in beginning the transition of Arkados from a research and development company with solutions for distributing audio and video through power lines, to a commercial enterprise that provides these solutions to top tier companies globally.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. The facility is approximately 6,500 sq. feet, occupied pursuant to a lease which expires on June 30, 2009 and is adequate for our current activities.  As a result of the acquisition of Aster Wireless in March of 2007, we also have offices located at 150 Lucius Gordon Dr., West Henrietta, NY 14586. The facility is approximately 3,500 sq. feet, occupied pursuant to a lease which expires on February 29, 2008 and is adequate for our current activities  We may add to the space or seek larger facilities as our operations expand.

ITEM 3.	LEGAL PROCEEDINGS.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but discussions about settlement with plaintiffs' counsel occurred several months ago but did not result in a settlement. Whether or not any future discussions lead to a settlement, the resolution of this litigated matter could require a significant amount of our management's time and is detrimental to our business. Plaintiff Dillon, a holder of membership interests in Enikia and the other plaintiffs that hold options to acquire Enikia interests allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages. Litigation is currently pending regarding what parties and what issues should be decided in arbitration rather than in Superior Court of New Jersey. We believe claims against the Company are wholly without merit and intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.  In August 2007 the Superior Court entered an order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from, the case and ordered to attend binding arbitration of the claims against them pursuant to the {Enikia} operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).”  We expect appeals to be filed and/or plaintiffs to file for arbitration.We cannot predict what impact this decision or, if filed and/or plaintiffs to file for, an arbitration appeal of his decision will have on our company.

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

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “AKDS.OB”.

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the quarter ended August 31, 2007 and each quarter in the years ended May 31, 2007 and May 31, 2006 which information was provided by NASDAQ Trading and Market Services.

	High Bid	Low Bid
First Quarter 2008 through :

August 31 2007	$0.42	$0.40

Fiscal Year ended May 31, 2007
	High Bid	Low Bid
Quarter ended:

May 31, 2007	$0.45	$0.28
February 28, 2007	$0.60	$0.16
November 30, 2006	$0.70	$0.20
August 31, 2006	$0.95	$0.51

Fiscal Year ended May 31, 2006
	High Bid	Low Bid
Quarter ended:

May 31, 2006	$0.88	$0.47
February 29, 2006	$0.85	$0.51
November 30, 2005	$1.05	$0.56
August 31, 2005	$0.90	$0.41

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of September 13, 2007 we had 203 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. The terms of the $9,176,892 principal amount outstanding of 6% Secured Convertible Debentures due December 28, 2008 prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. We currently do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-QSB and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	5,000	$30.00	55,000

Equity compensation plans not approved by security holders	12,530,048	$0.58	2,649,952

Total	12,535,048		2,704,952

Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until 2008 with terms up to 10 years from the dated of grant. As a result of a reverse stock split the number of shares available for grant was reduced to 60,000.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000; it was later amended in March 2007 to increase this amount to 15,000,000. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 plan is currently administered by our board of directors. There are options to purchase 3,202,952 shares outstanding under the 2004 Plan, as amended.

In March 2006, our board approved the issuance of 180,000 warrants to purchase shares of our common stock for $0.85 per share to an investor relations consultant. The issuance of the warrants has not been approved by our stockholders.

In March 2007, our board approved the issuance of 240,000 options to purchase shares of our common stock for $0.40 per share to an investor relations consultant. The issuance of the options  has not been approved by our stockholders.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-KSB for the period ended May 31, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-KSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are a semiconductor company engaged in research and development activities focused on the segment of the industry that provides the technology and solutions enabling broadband communications over standard electricity lines. Arkados is member of an alliance of over 80 companies referred to as the HomePlug Powerline Alliance, “HomePlug.” HomePlug's mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados is also a member of newly created IEEE P1901 group that is focused on the standardization of the powerline communication technology.

During the year ended May 31, 2007:

●
We began to shift our focus to sales and marketing and customer acquisition mode, after developing and demonstrating reference designs and prototypes of end-user products that utilized our A-1000 chip, the first in our family of ArkTIC™  solutions and demonstrated its capabilities and competitive advantages.

●
Along with several early customers and potential customers, we demonstrated such prototypes and reference designs at several industry trade shows and conferences, including at the Consumer Electronic Show (CES) held in Las Vegas on January 5 - 8, 2007. Since the introduction of our solutions, we have publicly demonstrated our solutions with the following companies: Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Tatung, and Zylux.

●
We have participated in a broad variety of public events and conferences including the CES, WinHEC, HomePlug Executive Seminars, GlobalComm, United Powerline Technology Counsel events, Computex, Digital Hollywood, Intel Developer’s Forum, HomePlug Powerline Technology Conferences, Connections conferences, ACCESS ’06 Executive business forum, CEDIA and CeBIT.

We are currently demonstrating our chip and reference design products to individual potential customers, including both OEMs and ODMs. Such potential customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end-user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenues streams from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both case, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers. Thus far, one such ODM has publicly announced their offering of a product incorporating our AI-1100 SoC.

We have demonstrated prototypes or products with our customers in a variety of venues such as the 2007 Consumer Electronics Show, CEBIT 2007, Parks Associates’ Connections conferences, CEDIA, HomePlug Executive Seminars and Powerline Technology Conferences, Intel Developer Forum 2006, WinHEC conferences.

We have reported the initial sales of our chips, which are to be used in an iPod® dock, as well as in other applications. We believe this marked the beginning of our transition from a research and development entity to a commercial enterprise. As a part of actively pursing key strategic customers, we have used our hardware/software platform to customize prototypes for specific accounts.

We have positioned ourselves to service significant demand from any major electronics or networking manufacturer. We have held discussions at various levels with household names in those industries, and we believe that many of these talks may lead to firm orders in growing quantities.

We require additional funding for the expansion of our research and development efforts and the expansion of our sales and marketing organization, and to fund consulting and manufacturing work needed in order for our chip to be ready and available for mass production. We also plan to develop various end-user product prototypes and reference designs to support our marketing efforts.

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

We have not had significant revenue from operations since inception and, as of May 31, 2007, are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2007, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman's wife and another director, Kathryn Typaldos and $45,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2007, we raised an additional $485,000 in cash.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

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

Accounting for Registration Payment Arrangements

The Company has reviewed the accounting for registration rights terms relating to the shares of common stock issuable upon the conversion and exercise, respectively, of the 6% Secured Convertible Debentures and related warrants under the recently adopted FSP EITF 00-19-2. The Company granted demand registration rights to the purchasers of the 6% Secured Debentures which requires the Company to file an initial registration 45 days following demand. Under the registration rights agreement, the Company incurs a penalty if it fails to file within the 45 day period or if the SEC had not declared the registration effective 90 days after filing. The holders of the 6% Secured Debentures have not demanded registration. The Company believes it can comply with a demand for registration in a timely manner and therefore no accrual for the registration rights penalties has been made.

The Year ended May 31, 2007

During the year ended May 31, 2007, we had $132,000 of revenues compared to $111,000 for the same period in 2006. Revenues were a combination of revenues from chip sales in the amount of $78,000 and revenues from service contracts in the amount of $54,000 related to the achievement of certain milestones remaining under a long term development contract.  The chips are to be used in an iPod® dock which was demonstrated at CES earlier this year, as well as in other applications.  Total operating expenses for the year ended May 31, 2007 were $5.2 million compared to total operating expenses for the same period of 2006 of $3.6 million.  In both periods, the most significant expenses were personnel, professional fees and related expenses, which increased in the most recent period as we demonstrated our products and increased marketing staff and efforts.  Of the total $5.2 million in operating expenses in fiscal 2007, $959,000 was related to the issuance of stock and stock options for services rendered by both our employees, Chairman and outside consultants.  The incremental cost  related to the Aster acquisition recognized in the 4th quarter alone was $147,000.  As result of the increase in outstanding debt, our interest expense increased during the year from $465,000 in 2006 to $744,000 in 2007.

The Year ended May 31, 2006

Because we currently do not have nor have we ever had since inception any business operations as a development stage company, we did not have any recurring revenues for the 2005 Fiscal Year.

During the year ended May 31, 2006, we had revenues of $112,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client compared to $832,910 realized from activities with the same client during the prior year. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates, compared to $599,620 during the prior year. Total operating expenses for the year ended May 31, 2006 were $3.6 million compared to $6.878 million in the same period of fiscal year 2005. In both periods, the most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $1.4 million. Of the total $4.6 million in operating expenses in fiscal year 2006, approximately $856,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $4.85 million. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

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

During the year ended May 31, 2007, we were able to raise gross proceeds of $5,052,577 from the sale of convertible notes and warrants to accredited investors, which includes $2,950,000 from the sale of secured convertible debentures and warrants to institutional investors and a limited partnership that is a related party. The net cash provided from these financing activities exceeded the amount of cash consumed by operations during the period by approximately $438,309.

On July 6, 2007, we reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.

There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

As of the year ended May 31, 2007, we had cash of approximately $406,000 and negative working capital of $2,739,224 compared to cash of $10,000 and negative working capital of $2,725,783 at May 31, 2006. The decrease in working capital is related to the movement during Fiscal Year 2007 from long term to short term partially offset by higher payables balances. Subsequent to May 31, 2007, we sold an additional $485,000 of 6% secured convertible debentures due December 28, 2008 which was used to support normal operating activities.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2007.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries
Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Changes in Stockholders' Deficiency	F – 4 to 5

Consolidated Statement of Cash Flows	F – 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Arkados Group, Inc. and subsidiaries . (A Development Stage Enterprise) as of May 31, 2007, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years ended May 31, 2007 and 2006 and for the period March 24, 2004 (inception) to May 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 24, 2004 (inception) to May 31, 2004 reflect total revenues and a net loss of $0 and $693,833, respectively, of the cumulative totals. The other auditors' report has been furnished to us in our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2007, and the results of its operations and cash flows for each of the years ended May 31, 2007 and 2006 and for the period March 24, 2004 (inception) to May 31, 2007 in conformity with generally accepted accounting principles in the United States.

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
SHERB & CO, LLP

Certified Public Accountants
New York, New York
September 10, 2007

F–1

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Balance Sheet
(A Development Stage Enterprise)

May 31, 2007
Assets

Current Assets:
Cash	$406,457
Accounts receivable, net	117,066
Inventory	34,334

Total Current Assets	557,857

Deferred financing costs	281,711

Equipment, net	46,916

Intangible assets, net	485,825

Prepaid and other assets	52,596

$1,424,905

Liabilities and Stockholders' Deficiency
Current Liabilities:
Accrued expense and other liabilities	$1,293,675
Payroll taxes and related penalties and interest payable	936,905
Short Tem Debt	1,066,500

Total Current Liabilities	3,297,080

Convertible Debentures, including related party debt	8,237,061

Commitments and Contingencies	—

Stockholders' Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 26,082,221 issued and outstanding	2,608

Additional Paid in capital	15,934,712

Treasury Stock	(16,000)

Accumulated Deficit during development stage	(26,030,556)

Total Stockholders' deficiency	(10,109,236)
$1,424,905

See notes to consolidated financial statements.

F–2

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Operations
(A Development Stage Enterprise)

			Cumulative
			During the
			Development
	Year Ended	Year Ended	Stage (March
	May 31,	May 31,	24, 2004 to
	2006	2007	May 31, 2007)

Net Sales	$112,094	$131,735	$1,077,412

Cost of Goods Sold	79,980	95,546	775,819

Gross Profit	32,114	36,189	301,593

Research and Development Expenses	1,395,257	1,920,892	4,565,001
General and Administrative Expenses	2,196,401	3,404,288	11,924,058

Net Loss From Operations	(3,559,544)	(5,288,991)	(16,187,466)

Interest Income (Expense)	(465,472)	(744,084)	(1,565,823)

Net Loss Before Income Taxes	(4,025,016)	(6,033,075)	(17,753,290)

Provision for Income Taxes	—	—	—

Net Loss	$(4,025,016)	$(6,033,075)	$(17,753,290)

Net loss per share – basic and diluted	$(0.17)	$(0.24)

Weighted Average of Common Shares
Outstanding – basic and diluted	23,777,360	25,152,463

See notes to consolidated financial statements.

F–3

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders' Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006 and 2007

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit During Development	Treasury	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency

Balance as of March 24, 2004

Post foreclosure sale	—	$—	5,569	$5,569	$1,988,185	$(8,277,267)	$—	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	—	—	21,473,364	(3,422)	4,105,180	—	(16,000)	4,085,758
Sale of shares pursuant to PPM	—	—	841,666	84	950,116	—	—	950,200
Issuance of shares for settlement of debts	—	—	181,068	18	168,185	—	—	168,203
Amortization of stock compensation	—	—	—	—	359,537	—	—	359,537
Net loss (March 24,2004 to May 31, 2004)	—	—	—	—	—	(693,833)	—	(693,833)

Balance as of May 31, 2004	—	—	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)

Shares issued for services	—	—	575,000	58	724,753	—	—	724,811
Debt converted to equity	—	—	125,000	13	75,483	—	—	75,496
Issuance of options for services	—	—	—	—	198,169	—	—	198,169
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	234,353	—	—	234,353
Amortization of stock compensation	—	—	—	—	3,617,681	—	—	3,617,681
Net Loss	—	—	—	—	—	(7,001,365)	—	(7,001,365)

Balance as of May 31, 2005	—	—	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)

F–4

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders' Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006 and 2007
continued

Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit During Development	Treasury	Total Stockholders'
Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency

Balance as of May 31, 2005	—	$—	23,201,667	$2,321	$12,421,6419	$(15,972,465)	$(16,000)	$(3,564,503)

Shares issued for services	—	—	75,000	8	22,492	—	—	22,500
Debt converted to equity	—	—	609,786	61	405,683	—	—	405,744
Shares issued for debt accommodations and penalties	—	—	466,600	47	267,253	—	—	267,300
Options issued for services	—	—	—	—	69,170	—	—	69,170
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	404,555	—	—	404,555
Amortization of stock compensation	—	—	—	—	497,347	—	—	497,347
Net Loss						(4,025,016)	—	(4,025,016)

Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,088,141	$(19,997,481)	$(16,000)	$(5,922,903)

Shares issued for services	—	—	475,000	47	341,953	—	—	342,000
Options issued for services	—	—	—	—	197,923	—	—	197,923
Valuation of equity rights	—	—	—	—	424,247	—	—	424,247
Amortization of stock compensation	—	—	—	—	418,997	—	—	418,997
Exercise of options	—	—	175,604	17	1,739	—	—	1,756
Issuance of common stock for Aster Acquisition	—	—	1,078,564	107	461,712	—	—	461,819
Net Loss	—	—	—	—	—	(6,033,075)	—	(6,033,075)

Balance as of May 31, 2007	—	$—	26,082,221	$2,608	15,934,712	$(26,030,556)	$(16,000)	$(10,109,236)

See notes to consolidated financial statements.

F–5

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Cash Flow
(A Development Stage Enterprise)

			Cumulative
			During the
			Development
	Year Ended	Year Ended	Stage (March
	May 31,	May 31,	24, 2004 to
	2006	2007	May 31, 2007)
Cash Flows From Operating Activities
Net Loss	$(4,025,016)	$(6,033,075)	$(17,753,289)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	103,428	305,667	541,232
Common stock and warrants issued for services	856,317	958,920	6,715,435
Warrants and Beneficial Conversion Rights with Debt	404,555	424,247	1,063,15
Accounts Receivable	15,022	(107,668)	(117,066)
Inventory	—	(34,334)	(34,334
Deferred Expenses	(235,828)	145,429	(269,151)
Prepaid and Other assets	(27,225)	(30,395)	(57,620)
Payroll taxes and related penalties and interest payable	—	(22,916)	(22,916)
Accounts Payable and accrued expenses	(822,950)	648,754	(31,922)
Net Cash Provided by (Used) in Operating Activities	(3,731,697)	(3,745,371)	(9,966,976)

Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(1,174)	(31,852)	(134,889)
Net Cash Used in Investing Activities	(1,174)	(31,852)	(134,889)

Cash Provided by Financing Activities
Related party payables	731,005	—	1,399,026
Debt discount	(153,322	(424,247)	(577,569)
Contribution of capital	—	—	1,232,646
Exercise of Stock Options	—	1,756	1,756
Repayment of debt	(344,256)	—	(344,256)
Issuance of Debentures	3,942,384	5,052,577	9,744,961
Repayment of related party payables	(452,621)	(446,406)	(949,027)
Net Cash Provided by Financing Activities	3,723,190	4,183,680	10,507,537

Net (Decrease) Increase in Cash	(9,681)	406,457	406,172

Cash, beginning of the period	9,681	—	285
Cash, end of the period	$—	$406,457	$406,457

Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$35,352	$757
Cash paid for taxes during the year	—	—
Non cash investing activities:
Acquisition of Aster Wireless	—	461,819
Non cash financing activities:
Common stock and warrants issued for services	$92,210	$342,000
Shares and warrants issued with debt and
beneficial conversion feature rights	671,855	—
Conversion of debt for equity	405,744	$—
Conversion of accrued interest to debt	—	263,431

Notes to consolidated financial statements.

F–6

Arkados Group, Inc. & Subsidiaries(A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2007 AND 2006

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), pursuant to an “Agreement and Plan of Merger”, (“the Merger Agreement”) dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary, CDK Merger Corp., with Miletos, Inc. (the “Merger”). CDK Merger Corp. was renamed “Arkados, Inc.” On August 30, 2006 the Company changed its name from CDKNET.COM, Inc. to Arkados Group, Inc. All references to CDKENT.COM, Inc. have been changed accordingly. Since Arkados Group, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc. Currently the Company is a development stage enterprise, which is a fabless semiconductor manufacturer that designs, develops, markets, and sells technology and solutions enabling broadband communications over standard electricity lines. The Company is a member of an alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug” for developing the standard of such technologies.

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

Pursuant to the Merger Agreement, the consideration for the merger consisted of 16,340,577 shares of the Company's restricted common stock (250,000 of such common shares were contingent shares and were returned for cancellation as they were not called upon as a result of a breach of a warranty or representation) and 3,634,642 stock options at prices ranging from $.01 to $1.20 per share. In addition $950,200 was raised through the sale of equity for working capital of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $18 million since inception including a net loss of approximately $6 million for the recent year ended May 31, 2007. Additionally, the Company had a net working capital deficiency and shareholders' deficiencies at May 31, 2006 and 2007, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it's wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Business combinations  We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and IPR&D, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

F–7

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

e.
Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in each of the years ended May 31, 2006 and 2007.

f.
Equipment - Equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Equipment is being depreciated over a period of seven years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

g.
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

h.
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

i.
Revenue Recognition - The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  Shipping costs are charged to cost of sales as incurred.  For sales related to development, the Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of May 31, 2007, there were no long term contracts for which revenues were yet to be earned outstanding.

j.	Shipping and Handling Costs - Shipping and handling costs are normally FOB the Company’s factory, prepay and add. These costs are included in cost of goods sold.

k.
Inventory and Reserves– Inventories are stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs (such as assembly and test). Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of sales.

l.	Advertising Costs - All advertising costs, are expensed as incurred. The Company has not had any advertising costs in each of the last two years.

m.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2007 and 2006, diluted loss per share is the same as basic loss per share since the inclusion of approximately 13 million stock options and warrants and as well as 9 million shares of common stock issuable upon conversion of convertible indebtedness would be anti-dilutive.

F–8

Stock Options– On June 1, 2005 (the first day of our 2006 fiscal year), the Company adopted SFAS 123-R using modified prospective application, as permitted under SFAS 123-R. Accordingly, prior period amounts have not been restated. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

The stock-based employee compensation expense has been determined utilizing a fair value method, the Black-Scholes option-pricing model.

In accordance with SFAS 123R, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the years ended May 31, 2006 and 2007,in the amounts of $589,017 and $958,918,respectviely attributed to the issuance and vesting of stock options and warrants for services.

	For Years Ended May 31,
	2007	2006
Risk free interest rate	4.48%-5.125%	5.00%
Expected life	3-6 years	4 years
Dividend rate	0.00%	0.00%
Expected volatility	43%-121%	43%

n.
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

o.
Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

p.	Recent Accounting Pronouncements -

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which is effective for the Company in fiscal years beginning July 1, 2008. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently evaluating the potential impact of this statement on its consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company for fiscal years beginning July 1, 2008. We are evaluating the impact of the provisions of this statement on our consolidated financial position, results of operations and cash flows.

In June 2006, the FASB published FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for our Company in fiscal years beginning July 1, 2007. Any differences between

F–9

the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. In addition, the adoption of FIN 48 will result in the reclassification of certain unrecognized tax benefits from current to non-current liabilities in our statement of financial position. We are currently evaluating the potential impact of the implementation of FIN 48 on our consolidated financial position, results of operations and cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. These Statements permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. These Statements are effective for all financial instruments acquired or issued after July 1, 2007. The adoption of SFAS No. 155 is not expected to have a material effect on our consolidated financial position, results of operations or cash flows.

3.	ACQUISITION OF ASTER WIRELESS TECHNOLOGIES, INC.

On March 3, 2007 we completed the merger (“Aster Merger) of Arkados Wireless Technologies, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) with Aster Wireless, Inc. a Delaware corporation (“Aster”) pursuant to that Agreement and Plan of Merger dated February 13, 2007 by and among the Company, Merger Sub and Aster (the “Merger Agreement”).  The assets and liabilities of Aster are recorded as of the acquisition date at their estimated fair values. The reported consolidated financial condition and results of operations of Arkados after completion of the Aster Merger reflects these values, but will not be restated retroactively to reflect the historical consolidated financial position or results of operations at Aster. Arkados issued 1,000,000 shares of Arkados common stock upon the cancellation of all shares of Aster capital stock outstanding.  Under the terms of the Aster Merger, the Aster employees received 50% of their deferred payroll which was paid 50% in cash and the balance by the issuance of 78,564 shares of 50% in Arkados stock.

The purchase price is as follows (table in thousands):

Fair value of Arkados shares issued at closing	$462
Transaction costs incurred by Arkados	22
Purchase price	$484

The fair value of the Arkados shares used in determining the purchase price was $0.43 per share, which was the price of Arkados common stock on the day that the closing took place, March 2,2007

The purchase price has been allocated based on a valuation of Aster’s tangible and intangible assets and liabilities an their following fair values (in thousands)

Total current assets	$20
Property and equipment and other assets	17
Intangible assets	493
Total current liabilities	(71)
Total	$462

F–10

The Company’s 2007 consolidated statement of operations includes the results of operations from Aster from March 3, 2007 forward.  The following table presents unaudited pro forma consolidated results of operations for Arkados for the years ended May 31, 2006 and 2007 as though the Aster acquisition was completed as of the beginning of each period.

	Year Ended May 31, 2006	Year Ended May 31, 2007
Net loss attributable to common shareholders	$(4,562,406)	$(6,576,100)
Net loss per share attributable to common shareholders
Basic and diluted	$(.18)	(.25)
Weighted average shares outstanding	24,855,924	25,982,128

4.	CONCENTRATION OF CREDIT RISK

The Company's accounts receivable were concentrated with three customers.  Accounts Receivable balances for the years ending May 31, 2007 and 2006 were $117,066 and $9,398, respectively on revenues of $131,735 and $112,094 for the same respective periods.

The Company, periodically may have cash in excess of $100,000, the Federal Deposit Insurance Corp. “FDIC” insurable limit. As of May 31, 2007 the cash balance was $406,457, $306,457 above the insurable limit.

5.	EQUIPMENT

At May 31, 2007 equipment consists of the following:

Furniture	$10,840
Computers	14,028
Equipment	39,343
Total	64,211
Less: Accumulated depreciation	(17,294)
Net	$46,916

Depreciation expense for the years ended May 31, 2007 and 2006 was $4,000 and $4,000, respectively.

F–11

6.	INTANGIBLE ASSETS

The Company owns 45 patents and patents pending, which are currently, being used in the development of the Company's products. Excluding the value assigned to patents as part of the Aster acquisition, the Company had recorded $472,509 of gross patents costs and $432,713 of accumulated amortization as of May 31, 2007. The annual amortization of such intangible assets approximates $30,000 for the next year.

The Company has allocated the intangible assets associated with the Aster acquisition to Personnel, Patents and Technology.  The total value, the number of years to be amortized, and the annual expense associated with such amortization are contained in the table below.

	Total Cost	# of years Amortization	Annual Amortization
Personnel	$113,750	1	$113,750
Patent	227,500	5	45,500
Technology	152,203	5	30,441
Total	$493,453		$189,691

F–12

7.	PAYROLL TAX LIABILITIES

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of NJ taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities.  During the year ended May 31, 2007, an additional $64,106 payment was made to the State of NJ for payment of payroll taxes. Currently, there is $960,000 still recorded on the Company's books as due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2007, accrued expenses and other liabilities consist of the following approximate amounts:

Accrued compensation	$96,242
Accrued interest payable	571,440
Accrued technical and engineering fees	47,202
Liabilities assumed per merger agreement	34,673
Accrued other	36,682
$786,239

9.	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

2004 6% Convertible Notes - During the period from October to November 2005, the Company borrowed $500,000 from certain of its existing stockholders for working capital needs and such obligation is represented by notes. The notes, recorded as Related Party Payables, bore interest at 6% per annum and contained certain conversion features which would have been triggered if the Company had sold equity at or above $1.25 per share. No expense was recorded for the beneficial conversion feature, since conversion price was always at or above market. The notes' maturity was initially October 15, 2005, which was extended from time to time by the holders. In February 2006, them Company and holders of $175,000 of the outstanding principal of the notes agreed to discharge the Company's obligations for 160,765 shares of common stock and the payment of $81,018. The remaining $325,000 of principal outstanding is due October 15, 2006 and is held by an affiliate of the Company's Chairman of the Board.

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

F–13

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

2005 6% Convertible Notes - During the quarters ended August 31, 2005 and November 30, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the “Units”) each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the “6% Notes”) and 14,286 detached warrants (the “Warrants”) to purchase a like number of shares of the Company's common stock, for $0.35 per share. The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes. In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. Both the $0.35 and $0.65 Warrants have a “net exercise” provision that permits the holder to convert the Warrants into shares of the Company's common stock. The 6% Notes (1) are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution's business; (3) are convertible, subject to certain conditions and at two different price levels ($1.125 and $1.575 for a period of twenty trading days following the bid price of common stock closing above $1.50 and $2.50, respectively, for a period of five consecutive trading days), into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

On July 6, 2007, the Company reached an agreement with more that the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. See subsequent event for conversion of the remaining balance into shares of the Company's common stock with the holders.

6% Secured Debentures - On December 19, 2005, the Company borrowed $267,900 from one of the accredited investors that ultimately purchased 6% secured convertible debentures (the “6% Secured Debentures”) in the December 28, 2005 financing. The loan was made on an unsecured basis, was due on demand and was forgiven in exchange for $267,900 of the $2.0 million principal amount of the 6% Secured Debentures and related warrants. On December 28, 2005, the Company issued $2.0 million aggregate principal amount and authorized $3.5 million 6% Secured Debentures to three institutional investors. The 6% Secured Debentures have a term of three years and mature on December 28, 2008, pay interest at the rate of 6% per annum, initially payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of the Company's assets. The Company may elect to pay interest on the 6% Secured Debentures in cash or in shares of common stock, subject to certain conditions related to the market for such shares stock and the registration of the shares issuable upon conversion of the 6% Secured Debentures under the Securities Act of 1933, as amended (the “Securities Act”).

F–14

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company's common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for the Company's common stock exceeds $1.70 for any 20 consecutive trading days, The Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures. The terms of the conversion rights also contain certain dilution provisions.

The Company has reviewed the accounting for registration rights terms relating to the shares of common stock issuable upon the conversion and exercise, respectively, of the 6% Secured Convertible Debentures and related warrants under the recently adopted FSP EITF 00-19-2. The Company granted demand registration rights to the purchasers of the 6% Secured Debentures which requires the Company to file an initial registration 45 days following demand. Under the registration rights agreement, the Company incurs a penalty if it fails to file within the 45 day period or if the SEC had not declared the registration effective 90 days after filing. The holders of the 6% Secured Debentures have not demanded registration. The Company believes it can comply with a demand for registration in a timely manner and therefore no accrual for the registration rights penalties has been made.”

On December 28, 2005, pursuant to the purchase agreements with the purchasers of the 6% Secured Debentures, the Company issued warrants to purchase an aggregate of 941,176 shares of common stock for $1.00 per share, on or prior to December 28, 2010 and short term warrants to purchase up to an aggregate of 941,176 additional shares of common stock for $0.85 per share, each subject to anti-dilution adjustments, including a “full ratchet down” to the purchasers of the 6% Secured Debentures. The short term warrants are exercisable at any time prior to the earlier of December 28, 2007 (subsequently changed to December 28, 2010) or twelve months after the effective date of the Registration Statement. If no effective registration statement is obtained after one year then such warrants have a cashless exercise option feature.

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

On February 1, 2006, and February 24, 2006 the Company issued $375,884 and $500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005. As a result, an aggregate of $2,875,884 of these debentures were outstanding as of February 28, 2006. On February 1, 2006 and February 24, 2006 the Company issued 176,887 and 235,294 additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures. As a result, there were 1,353,357 short and 1,353,357 long term warrants outstanding as of May 31, 2007.

On March 31, 2006, the Company issued $500,000 additional principal of the 6% Secured Debentures to a limited liability company owned equally by the wife of our chairman and another director on substantially the same terms as the 6% Secured Debentures issued on December 28, 2005. After giving effect to this additional issuance, there was $3,375,884 principal amount of the 6% Secured Debentures outstanding, as well as 1,588,651 of the five year and 1,588,651 of the short term warrants outstanding.

The Company received an advance of $500,000 from one of the holders of 6% Secured Debentures on June 1, 2006.  The advance was due on demand and forgiven in exchange for $500,000 principal amount of 6% Secured Debentures and related warrants on June 30, 2006.

F–15

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006.  The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007.  These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006.  The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s wholly-owned operating subsidiary.  At the same time, the outstanding short term warrants were amended to expire at the earlier of December 28, 2010 or the twelve months after the effective date of the Registration Statement.

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

On August 18, 2006, the Company entered into an amendment agreement with the holders of the $3,875,884 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment agreement makes material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006.  The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006. As a result of the Amendment, all of  the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

On September 26, 2006, October 19, 2006 and November 30, 2006, the Company issued $500,000, $500,000 and $400,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 658,824 short term and 658,824 long term warrants to the purchasers of the 6% Secured Debentures.

On January 8, 2007, the Company entered into an amendment agreement with the holders of the 6% Secured Debentures.  The Amendment agreement makes material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with the 6% debentures the Company sold during the period from December 28, 2005 to January 8, 2007, including removing the negative covenant prohibiting the Company from issuing stock, warrants or convertible securities at a fixed price to finance its operations, permitting the issuance of additional secured debentures and warrants on the same terms as the outstanding such securities, and providing that interest due on the debentures on January 1, 2007 and July 1, 2007 be added to principal on those dates.

On January 8, 2007 and February 28, 2007, the Company issued $288,000 and $327,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 289,410 short and 289,410 long term warrants issued with these 6% Secured Debentures.

F–16

On September 26, 2006, October 19, 2006 and November 30, 2006, the Company issued $500,000, $500,000 and $400,000, respectively, of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 658,824 short term and 658,824 long term warrants to the purchasers of the 6% Secured Debentures.

During the fourth quarter of 2007, the Company issued an aggregate of $1,264,106 of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 594,874 short term and 594,874 long term warrants to the purchasers of the 6% Secured Debentures.  The individual issuances are identified below:

March 12, 2007	$20,000
March 28, 2007	150,000
April 15, 2007	115,000
April 30, 2007	70,000
May 10,2007	380,000
May 31, 2007	529,106
Total during the 4th quarter of 2007	$1,264,106

During fiscal year 2007, a debt discount was recorded of $241,860 and $318,681, respectively for such short and long term warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $164,594 and has been recorded as interest expense for the year ended May 31, 2007.

The maturities of debt, including related party debt and excluding the debt discount of $454,831, are as follows:

Year ended May 31, 2007	$—
2008	—
2009	$9,758,392

Other Obligations - As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company's May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005. While the deferred salary of $91,875 has been paid, the bonus of $65,333 remains outstanding. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until May 31, 2007.  The Company’s failure to pay this bonus and other amounts due under the employment agreement gives the chief executive the right to terminate the agreement and continue to receive salary at the annual rate of $300,000 for twelve months following the date of such termination.

F–17

10.	INCOME TAXES

At May 31, 2007, the Company has available unused net operating loss carryovers approximately $18,730,000 that may be applied against future taxable income and expire at various dates through 2027. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $1,630,000 for the year ended May 31, 2007  since the likelihood of realization of the tax benefits cannot be determined.

2007
Deferred tax asset:
Net operating loss carryforward	$6,550,000
Valuation allowance	(6,550,000)
Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year Ended May 31, 2006	Year Ended May 31, 2007
Statutory federal income tax benefit	35%	35%
Permanent timing differences - equity rights	(25%)	(8%)
Income tax benefit not utilized	(10%)	(27%)
Actual tax benefit	—	—

The Company has had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

The Company has applied to the New Jersey Economic Development Authority (NJEDA) to seek approval to sell its New Jersey Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the “Program”).  The Company has approximately $5.3 million of NJ tax loss carryforwards that would apply under this program. The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our current or future New Jersey loss carryforwards or tax credits under the Program.

11.	SHAREHOLDERS' DEFICIENCY

2004 transactions

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

F–18

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

d.
The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition, such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

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

2005 transactions

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

F–19

2006 transactions

j.
During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 100,000 fully vested stock options with an exercise price of $.45 were issued to a consultant, an expense of $52,420 was recorded for these stock options.

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

2007 transactions

l.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his effort s to obtain financing for Arkados.

m.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

n.
During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $.40 per share to the incoming CFO as a component of her employment contract.  Another 240,000 stock options with an exercise price of $.50, vesting over 6 months, were issued to a consultant; an expense of $80,917 was recorded for these stock options.

o.
On March 3, 2007, Arkados Wireless Technologies, Inc., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Aster Wireless, Inc., a previously unaffiliated Delaware corporation.  The consideration for the Merger was 1,000,000 restricted shares of our common stock. In addition, the Company issued an aggregate of 259,000 seven-year options to four employees through the acquisition exercisable at $0.405 per share which vest over 4 years aggregate of 78,564 shares of restricted stock to such employees.  We also issued 300,000 seven-year options to a consultant which vest on March 1, 2008 and are exercisable at $0.405 per share; an expense of $100,146 was recognized.

p.
During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $.33 to $.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

q.	The Company issued 175,604 shares of its common stock with gross proceeds of $1,756 from the exercise of options by employees.

r.	For the year ended May 31, 2007, the Company incurred a non-cash charge of $418,997 for the amortization of stock options.

11.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Sock Issued to Employees,” (“APB 25”), under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under SFAS No. 123 and 148.

Effective June 1, 2005, the Company adopted SFAS no. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

F–20

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	3,894,142	$0.79
Granted	2,330,000	1.39
Exercised	—	—
Expired or cancelled	(131,500)	57.19
Outstanding at May 31, 2005	6,092,642	$0.75
Granted	1,125,000	0.52
Exercised	—	—
Expired or cancelled	(330,990)	2.40
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	$0.58

F–21

Information, at date of issuance, regarding stock option grants during the year ended May 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended May 31, 2007
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	5,824,000	0.49	0.42
Exercise price is less than market price	—	—	$—

The following table summarizes information about warrants and options outstanding and exercisable at May 31, 2007:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life In years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $1.00	10,298,264	4.45	$0.43	4,938,798
$1.01 - $5.00	2,231,784	4.01	$1.20	2,281,784
$5.01 - $40.00	5,000	0.97	$30.00	5,000

	12,535,048			7,225,582

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	—	$—
Granted	825,000	.67
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2005	825,000	$.67
Granted	3,567,874	.88
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2006	4,392,874	$.84
Granted	4,655,366	.93
Exercised	—	—
Expired or cancelled	—	—

Outstanding at May 31, 2007	9048,240	.88

F–22

Information, at date of issuance, regarding warrant grants during the year ended May 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Year ended May 31, 2007
Exercise price exceeds market price	4,657,160	$93	$.10
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

The following table summarizes information about warrants and exercisable at May 31, 2007:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.35	152,359	3.1	$.35	152,359
$.36 - $.99	4,979,547	1.3	$.81	4,979,547
$1.00	3,916,334	2.4	$1.00	3,916,334
	9,048,240			9,048.240

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See loans payable above.

12.	COMMITMENTS AND CONTINGENCY

a.
The Company leases office space in Piscataway, New Jersey pursuant to a lease that began on May 8, 2006 and which expires on June 30, 2009. The annual base rent is approximately $101,000.  The Company leases office space in New Jersey pursuant to a lease that began on March 1, 2007 and which expires on June 30, 2009. The annual base rent is approximately $108,000. There are no other material rental or lease commitment arrangements as of May 31, 2007.

Total rental expenses for the years ended May 31, 2007 and 2006 was approximately $108,242 and $40,000, respectively.

b.
The Company and its' subsidiary, Arkados, have entered into employment agreements with all of the employees of Arkados, including the CEO, CFO and VP of Worldwide Operations of the Company. The general terms of the combined employment agreements are; (a) each employment agreement provides for a base salary up to $300,000 depending on the employment position of such employee, (b) each employee will receive standard employment benefits comparable to those previously provided.

c.
The Company may be subject to future lawsuits relating to unresolved claims against Enikia LLC as a result of the contribution of debt owed to a control group of Enikia being contributed to Miletos, Inc. and Miletos purchasing the assets of Enikia at a public foreclosure sale in partial satisfaction of the $11,116,803 obligation of Enikia to such control group. Some of these claims have alleged fraud, several claims have been settled and others continue to be unresolved. The Company maintains that such claims are without basis because of the statutory provision of New Jersey law governing creditors rights following a public foreclosure sale and in that it had no privatcy of contract with the claimants.

F–23

13.	SUBSEQUENT EVENTS

On July 6, 2007, the Company reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.  This issuance triggered anti-dilution provisions in 4,144,568 outstanding warrants to purchase shares of common stock, lowering the exercise price of such warrants from $1.00 to $0.85 and increasing the number of shares that could be obtained upon the exercise of such warrants by 731,394 to a total of 4,875,962 .

During the period from July 10, 2007 to August 31, 2007, three of the Company’s directors loaned the Company an aggregate of $485,000.  These advances are due on demand and the Company is discussing converting these advances into a longer term investment, however there can be no assurance that such an agreement could be reached.

The Company and its Chairman agreed to extend a consulting agreement initially entered into in May, 2004 on a month to month basis at the rate of $15,000 per month.

F–24

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 18, 2005, our Board of Directors voted to dismiss, Radin, Glass & Co., LLP (“Radin, Glass”) and appointed Sherb & Co., LLP (“Sherb”) as our independent public accountant for the years ending May 31, 2005 and 2007. We notified Radin, Glass of its dismissal on March 24, 2005.

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

Evaluation of Disclosure Controls and Procedures

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

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 31, 2006, we did not maintain effective controls related to transactional accounting and financial reporting and reported these findings in our Form 10-KSB Annual Report for the year ended May 31, 2006. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis and lack of sufficient support resources within the accounting and finance department. Management believes that such control deficiencies represented a material weakness in internal control over financial reporting that resulted in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

During the fiscal quarter ended February 28, 2007 we hired a full time financial executive who became Chief Financial Officer in April 2007 and  undertook to remedy the deficiencies and prepare our accounting systems to comply with the management reporting and audit requirements with respect to internal controls in accordance with Section 404 of Sarbanes-Oxley applicable to us for the fiscal years ending May 31, 2008 and May 31, 2009, respectively.   As noted below, our evaluation of our disclosure controls and procedures permitted management to conclude that such controls were effective as of May 31, 2007.  Due to its small size and limited financial resources, the Company’s CFO, is the only employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  The CFO is currently working to put it in place compensating levels of controls to provide for greater segregation of duties.  This assessment should not be considered a report on efficacy of such controls as would be required under Section 404 of SOX in connection with the audit of our financial statements for the year ending May 31, 2008.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. Due to the material weakness in internal control over financial reporting previously noted and insufficient passage of time to test the enacted changes to determine if such changes are effective as at and prior to May 31, 2007, management concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

As a result of the identification of a material weakness described above, we have implemented the following changes:

•	We have hired a full time financial executive in January 2007, who was appointed Chief Financial Officer in April 2007
•	Organized an Audit Committee consisting of our two outside directors
•	Began the implementation of formalized policies, procedures and process documentation

Although we have implemented the measures described above and believe they are effective, we have not evaluated such controls against any standard, such as the framework provided by Committee of Sponsoring Organizations of the Treadway Commission (COSO) and expect that such documentation and testing will take significant time and effort. We expect to make additional changes to our controls as we continue to prepare to comply with the management reporting requirements of Section 404 of Sarbanes-Oxley. We recognize that "tone at the top" is a key element to an organization's control environment and are focused and committed to providing the correct tone and structure within the company. We cannot assure you that we will not in the future identify further deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 9 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2007.

ITEM 10.	EXECUTIVE COMPENSATION

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with Instruction E.3. of Form 10-KSB, we plan to incorporate the information required in response to this Item 12 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2007.

ITEM 13.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-KSB	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-KSB	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	AGREEMENT AND PLAN OF MERGER dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

3.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3.3	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

3.4	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3.5	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3.6	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3.7	Amendment to Certificate of Incorporation (Reverse Split ) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3.8	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3.9	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

4.1	Specimen of Common Stock Certificate.	10-KSB	0-27587	4.1	10/10/06

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-KSB	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-KSB	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-KSB	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-KSB	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-KSB	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49*	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-KSB	0-27587	10.34	10/10/06

10.50*	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51*	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53*	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004		0-27587	10.53		X

14.1	Code of Business Conduct and Ethics	10-KSB	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-KSB	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.	X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.	X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2006 and 2007 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $108,242 and $35,500, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2006 and 2007 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2006 and 2007 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $9,000, respectively.

Approval of Non-audit Services and Fees

We created an Audit committee during fiscal or 2007, consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

By:	/s/ Oleg Logvinov
President and Chief Executive Officer

	By:	/s/ Barbara Kane-Burke
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: September 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2007	By:	/s/ Oleg Logvinov
Oleg Logvinov, President, Chief Executive Officer and a Director

Date: September 13, 2007	By:	/s/ Gennaro Vendome
Gennaro Vendome, Director

Date: September 13, 2007	By:	/s/ William H. Carson
William H. Carson, Director

Date: September 13, 2007	By:	/s/ Andreas Typaldos
Andreas Typaldos, Chairman