Form 10QSB
period 2007-08-31
ARKADOS GROUP, INC.
filed 2007-10-15
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: August 31, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission file number: 0-27587

ARKADOS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 26,082,221 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of October 15, 2007.

Transitional Small Business Disclosure Format (Check one):   Yes [_]   No [X]

PART I. FINANCIAL INFORMATION

Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended August 31, 2007

Table of Contents

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheet as of August 31, 2007 (UNAUDITED)	3

	Statements of Operations - Cumulative	4
	During the Development Stage (March 24, 2004
	to August 31, 2007) and for the Three Months Ended
	August 31, 2007 (UNAUDITED)

	Statements of Cash Flow - Cumulative During the	5
	Development Stage (March 24, 2004 to August 31, 2007)
	and for the Three Months Ended
	August 31, 2007 (UNAUDITED)

	Notes to Interim Financial Statements (UNAUDITED)	6 - 18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	19 - 39

ITEM 3.	CONTROLS AND PROCEDURES	40

PART II

ITEM 1.	LEGAL PROCEEDINGS	41

ITEM 6.	EXHIBITS	41

SIGNATURES		42

EXHIBITS		43

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

August 31, 2007
Assets
Current assets
Cash	$27,871
Accounts receivable	80,210
Inventory	18,175

Total current assets	126,256

Equipment, net	45,051

Deferred financing expenses, net	401,903

Intangible assets, net	413,026

Other assets	102,429

$1,088,665

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$1,281,154
Deferred Revenue	10,000
Related Party Borrowing	485,000
Current portion convertible debentures	1,066,500
Payroll taxes and related penalties and interest payable	936,906

Total current liabilities	3,779,560

Convertible Debentures	8,531,978

Commitments & contingencies	—

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares authorized 26,082,221 issued and outstanding	2,608
Additional paid-in capital	16,325,835
Treasury stock	(16,000)
Accumulated Deficit during Development Stage	(27,538,316)
Total stockholder’s deficiency	(11,222,873)
$1,088,665

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2007	Cumulative during the Development Stage (March 24, 2004 to August 31, 2007)

Net Sales	$6,987	$50,486	$1,127,898

Cost of Goods Sold	4,985	37,270	813,089

Gross Profit	2,002	13,216	314,809

Research and Development Expenses	409,952	506,200	5,071,201
General and Administrative Expenses	1,038,483	747,936	12,671,994

Net Loss From Operations	(1,446,433)	(1,240,920)	(17,428,386)

Other Income (Expenses):	—	—	—

Interest Income (Expense)	(142,044)	(263,841)	(1,829,665)

Net Loss Before Income Taxes	(1,588,477)	(1,504,761)	(19,258,051)

Provision for Income Taxes	—	—	—

Net Loss	$(1,588,477)	$(1,504,761)	$(19,258,051)

Net loss per share
- Basic and diluted	$(0.06)	$(0.06)

Weighted Average of Common Shares Outstanding - basic and diluted	24,678,355	26,082,221

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31, 2006	For the Three Months Ended August 31, 2007	Cumulative During the Development Stage (March 24, 2004 to August 31, 2007)

Cash Flows From Operating Activities

Net Loss	$(1,588,477)	$(1,504,761)	$(19,258,050)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	87,034	139,407	680,639
Common stock and warrants issued for services	430,865	220,138	6,935,573
Warrants and beneficial conversion rights with debt	—	102,642	1,165,797
Accounts Receivable	2,725	36,856	(80,210)
Inventory	—	16,159	(18,175)
Deferred Expenses	—	50,792	(218,359)
Prepaid and Other assets	—	(49,833)	(107,453)
Deferred Revenues	—	10,000	10,000
Payroll Taxes and related penalties and interest payable	—	—	(22,916)
Accounts Payable and accrued expenses	(259,212)	217,657	185,735
Net Cash Provided by (Used) in Operating Activities	(1,327,065)	(760,943)	(10,727,419)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	—	(134,889)
Net Cash Used in Investing Activities	—	—	(134,889)
Cash Provided by Financing Activities
Loan payable - related party	—	485,000	1,884,026
Debt discount	—	(102,642)	(680,211)
Contribution of capital	—	—	1,232,646
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	—	—	(344,256)
Issuance (repayment) of Debentures	1,773,471	—	8,678,461
Repayment of related party debt	(446,406)	—	(949,027)
Net Cash Provided by Financing Activities	1,327,065	382,358	10,889,895
Net (Decrease) Increase in Cash	—	(378,586)	27,586
Cash, beginning of the period	—	406,457	285
Cash, end of the period	$—	$27,871	$27,871

Supplemental cash flow information
Cash paid for interest	$26,656	$—
Cash paid for taxes	$—	$—
Conversion of Interest Payable to Debt	$—	$263,431

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended August 31, 2007 and 2006
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

The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Such disclosures were included with the financial statements of the Company at May 31, 2007, and included in its report on Form 10-KSB.  Such statements should be read in conjunction with the data herein.

The summary consolidated financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of almost $19 million since inception including a net loss in excess of $6 million for the year ended May 31, 2007 and $1.5 million for the three months ended August 31, 2007.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at August 31, 2007 and May 31, 2007 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation– The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Business combinations  We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets entails significant estimates and assumptions. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

d.
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

e.
Reclassification– Certain amounts have been reclassified to conform to the current period’s presentation.  The allocation of costs between Research & Development Expenses and General Administration Expenses has been changed to incorporate all costs of Research & Development including personnel costs, facility cost, and direct research costs for parts and services.  Formerly, only direct research expenses for parts and services were included under the caption “Research and Development Expenses”.  These reclassifications had no effect on previously reported net earnings

f.
Revenue Recognition– The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. For sales related to development, the Company recorded revenues pursuant to one long term development contract. The revenues are earned and recorded based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed.

g.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.  Vested stock options and warrants have not been included as they would be antidilutive.

h.	Tax Provision - No tax provision is required at this time since the company expects to be in a tax loss position at year-end May 31, 2008 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) - In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the US and, therefore, files US and New Jersey income tax returns. In the normal course of business the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities that the Company files with. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of August 31, 2007.

j.
Stock Options–.  On June 1, 2005 (the first year since the Company’s fiscal year ended May 31, 2006), the Company adopted SFAS 123-R using the modified prospective application, as permitted under SFAS 123-R.  Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123-R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	August 31, 2007	August 31, 2006
Risk free interest rate	4.82%	5.125%
Expected life	5 years	3-6 years
Dividend rate	0.00%	0.00%
Expected volatility	65%	43%

k.	New Accounting Pronouncements

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

NOTE 3 –	REVENUE RECOGNITION

During the three month period ended August 31, 2007, the Company sold and delivered approximately $25,000 and $25,000, respectively, of services and products referenced.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

NOTE 4 –	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

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

On July 6, 2007, the Company reached an agreement with more that the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.  In connection with the amendments, the Company retained Trident Partners, Ltd., who served as placement agent for the Notes in 2005, to solicit the consent of Note holders that were their customers.  Under the Solicitation Agreement, the Company paid Trident $25,000 and issued Trident 137,656 Warrants.

A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $9,285 and has been recorded as interest expense for the quarter ended August 31, 2007.

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

During the first quarter of 2008, the Company borrowed $485,000 at the times set forth below, on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants.  Such an exchange is subject to the consent of the holders of outstanding 6% Secured Debentures or the satisfaction of the holders’ pre-emptive rights.

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

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of the Company’s common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for the Company’s common stock exceeds $1.70 for any 20 consecutive trading days, then the Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures.  The terms of the conversion rights also contain certain anti-dilution provisions.

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

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006.  The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, initially payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007.  In January 2007, the 6% Secured Debentures were amended to provide that interest payable on January 1, 2007 and July 1, 2007 would be added to principal.  These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006.   The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s two wholly-owned operating subsidiaries.  The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for the three month period ending August 31, 2007.

A debt discount was recorded of $34,819 and $104,020, respectively for such short and long term warrants issued with these 6% Secured Debentures on June 30, 2006.

On June 30, 2006, the Company signed a letter amendment to the consulting agreement with Andreas Typaldos dated May 21, 2004. The amendment removed the condition that the Company raise $1,000,000 of equity financing before paying consulting fees that accrued at the rate of $15,000 per month commencing June 1, 2006 as an inducement for Mr. Typaldos forgiving the $360,000 of accrued and unpaid fees in exchange for the $360,000 principal amount of 6% Secured Debentures and related warrants.

On August 18, 2006, the Company entered into an amendment agreement with the holders of $3,875,884 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment made material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006.  The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006, and thereafter. As a result of the Amendment, all of  the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

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

On January 8, 2007, the Company entered into an amendment agreement with the holders of the 6% Secured Debentures.  The Amendment agreement made additional material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with the 6% debentures the Company sold during the period from December 28, 2005 to January 8, 2007, including removing the negative covenant prohibiting the Company from issuing stock, warrants or convertible securities at a fixed price to finance its operations, permitting the issuance of additional secured debentures and warrants on the same terms as the outstanding such securities, and providing that interest due on the debentures on January 1, 2007 and July 1, 2007 be added to principal on those dates.  The Company converted of the accrued interest due January 1, 2007 and July 1, 2007 to debt in the amounts of $263,431 as of and $230,174.

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

During the first quarter of 2008, the Company borrowed $485,000 at the times set forth below, on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants.  Such an exchange is subject to the consent of the holders of outstanding 6% Secured Debentures or the satisfaction of the holders’ pre-emptive rights.

July 10, 2007	$215,000
August 3, 2007	150,000
August 22, 2007	50,000
August 27, 2007	20,000
August 31, 2007	50,000
Total during the 1st quarter of 2008	$485,000

When such consent is obtained or the Company gives the holders notice of their pre-emptive right and the rights expire, the Company will issue an aggregate of $485,000 of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company will also issue 228,237 short-term and 228,237 long-term warrants to the purchasers of the 6% Secured Debentures.  Based on the date that the cash was received, debt discounts would have been recorded in the amount of $46,161, respectively for 228,237 short and 228,237 long term warrants issued with these 6% Secured Debentures.  The debt discount will be recalculated based on the date this date is converted to 6% Secured Debentures.

The amortization recorded attributed to all the debt discounts amounted to $64,743 and has been recorded as interest expense for the quarter ended August 31, 2007.

As of August 31, 2007, there was a total of $8,922,066 principal amount, including interest converted to debt of $493,605, of the 6% Secured Debentures outstanding, as well as 4,607,566 of the long tem warrants and 3,916,337 of the short term warrants outstanding.

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

On July 6, 2007, the Company reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.  This issuance triggered anti-dilution provisions in 3,916,337 outstanding warrants to purchase shares of common stock, lowering the exercise price of such warrants from $1.00 to $0.85 and increasing the number of shares that could be obtained upon the exercise of such warrants by 691,118 to a total of 4,607,455.

A deferred expense was recorded in the amount of $114,503 was recorded for the additional 691,118 long-term warrants with amortization of $5,384 recorded interest expense for the quarter ended August 31, 2007.

NOTE 5 –	PAYROLL LIABILITIES

On January 17, 2006, the Company paid an aggregate of $873,993 of payroll liabilities of the company from which it acquired assets in 2004 at a public foreclosure sale, representing all of the fiduciary funds due. The Company had agreed to pay up to $1.2 million of such liabilities and accrued an additional $600,000 in the event there were any additional claims related to interest and penalties pursuant to its 2004 merger agreement.  Currently, there is $937,000 still recorded on the Company’s books as due and outstanding to both the federal and state tax authorities for delinquent payroll taxes, penalties and interest. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

NOTE 6 –	DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants issued in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 –	EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	180,000	0.45
Exercised	—	—
Expired or cancelled	175,000	1.07
Outstanding at August 31, 2007	12,540,048	$0.58

Information, at date of issuance, regarding stock option grants during the period ended August 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value

Period ended August 31, 2007
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	180,000	$0.45	$0.26
Exercise price is less than market price	—	$—	$—

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest / are earned.  The Company has recorded $172,512 of compensation for these options vested / earned in the three month period ended August 28, 2007. In addition, 180,000 options were awarded to three service providers in August 2007; an expense in the amount of $47,628 was recognized in the first quarter of 2008 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	9,048,240	$0.885	*
Granted	1,016,974	0.850
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2007	10,065,214	$0.820

The weighted average exercise price at the end of May 31, 2007 including the effect of the exercise price of the long term warrants changing from $1.00 to $0.85 would have been $0.82.

Information, at date of issuance, regarding warrant grants during the period ended August 31, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2007
Exercise price exceeds market price	1,016,974	$0.85	$0.17
Exercise price equals market price	-
Exercise price is less than market price	-

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See convertible debentures and related party payables above.

NOTE 8 –	SUBSEQUENT EVENTS

On September 28, the Company’s Chairman loaned the Company $100,000.  This advance is due on demand and the Company is discussing converting these advances into a longer term investment, however there can be no assurance that such an agreement can be reached.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-KSB for the period ended May 31, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Background

Arkados is a development stage company that designs, develops, markets and supplies technologies and solutions enabling broadband communications over standard electricity lines. We have made announcements marking the beginning of our transition from a research and development entity to a commercial enterprise as further described below.

Our solutions provide an embedded engine for a wide variety of products that address a number of market categories. We combine system-on-chip (“SoC”) semiconductors with software and platform hardware designs to enable high-speed digital transmission of voice, music, video, and data over the existing infrastructure of electrical power lines, both inside homes and buildings, and outdoors on a utility company’s power grid.

Our highly integrated semiconductors form the basis for bridging and converging products designed for the home networking and broadband communications markets with existing and new consumer electronic products such as stereo systems, television sets, intercoms and personal devices, such as the iPod©.  Products that use our semiconductors are easy to install and use since they create connectivity through electrical outlets and electrical wires already in use. We are designated as a “fabless” semiconductor company since we design semiconductors without owning a fabrication facility, but what we do is utilize our SoC to provide complete design solutions for hardware and software that allow customers to build devices that will distribute audio, video, voice, and data content throughout the whole house, building or smart-grid infrastructure.

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

We are demonstrating our completed chip and reference design products to existing and potential customers including OEMs (Original Equipment Manufacturers) and ODMs (Original Design Manufacturers). Such customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end-user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenue streams from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers.

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

Our intellectual property protection program was further strengthened with the award of an additional three patents and two new applications filed during the first quarter of 2008.

During the first quarter of 2008, Arkados recognized revenue of approximately $25,000 from chip sales.  The chips are to be used in consumer audio and energy management products.  Another $25,000 was recognized as revenue according to the terms of a long-tem development contract. In addition, there was $88,000 in backlog, as of August 31, 2007.

We have continued to gain significant industry presence through speaking engagements at industry conferences such as the Winter Conference of the United Power Line Council, Connections at CES, the ACCESS ’06 Executive Business Forum, and several events presented by the HomePlug Powerline Alliance.

At the HomePlug Powerline Technology Conference, held on October 10th and 11th, 2007, the Company presented several new products using Arkados semiconductor and software solutions. Together, the new products from Arkados’ customers, devolo AG, Russound, Tatung, MainNet Communications, GigaFast, and Corporate Systems Engineering, embody the extensive range of applications for Arkados powerline technology, including retail consumer electronics, whole-house audio, custom home AV installations, and smart-grid applications.  The focus of  HomePlug Technology is now shifting from simple powerline-to-Ethernet adapters to full-featured application-specific devices that allow consumers to watch videos and listen to music everywhere in the house from variety of sources, including the internet, an iPod, or a PC as well as from legacy cable boxes, satellite receivers and stereo systems.  In the past, we have showcased our reference designs and concepts. For the first time at this show, our customers are showcasing innovative products, enabled incorporating our SoC platform integrated circuits.

The Arkados solutions were featured in the following demonstrations, discussions, and displays at the HomePlug Powerline Technology Conference:

■
devolo AG, the dominant market leader in Europe for PLC solutions uses Arkados chips for their dLAN Audio Extender; a Virtual Audio Driver for Microsoft® Windows combined with an Arkados PLC receiver that allows users to play music from their PC, and stream music to any room in their house.

■
Russound, a leader in multi-room audio systems for the professional installation market, utilized Arkados System-on-Chip AI-1100 to offer a HomePlug based iPod dock called the iBridge Dock PLC.  The iBridge PLC system is designed to stream music and metadata from an iPod dock, placed anywhere in the house, to Russound’s RNET multi-room audio system. It allows homeowners to view and control the iPod content remotely.

■
Tatung, a global consumer electronics manufacturer, is displaying their new Arkados-powered audio transmitter and a receiving unit with embedded audio power amplifiers, which drives Tatung’s hi-fidelity, high-efficiency speakers that can be placed anywhere in the house.

■
Corporate Systems Engineering, a pioneer provider of energy management solutions since 1978, is using Arkados solutions for components of a “green power” application that are intended to be used to implement energy-saving programs such as temperature control, smart thermostats, and demand-driven load control.

■
MainNet Communications and Arkados are discussing their plans for new HomePlug standard, broadband powerline communication based solutions that will enable easy and seamless access to Internet, music and video over existing electricity grids. Utilities can leverage their core business by offering these broadband communication services as well as save billions of dollars through energy conservation while running power demand management and Smart-Grid applications.

■
GigaFast, one the leading HomePlug ODMs, is using Arkados chips for components of a whole-house audio system that consists of audio transmitters that connect to the sound source (cd player, tape deck, MP3 player, etc.), and play synchronized whole-house music to up to four audio receivers.

Additionally, Arkados introduced its new ArkTIC Integrated Module (“AiM”). This is a system inline package (SiP) which combines the AI-1100 system-on-chip with all the logic, circuit and memory necessary to design a multi-media transmitting or receiving device over power lines. The integrated module allows companies to design custom HomePlug products with speed and cost efficiency.

We anticipate growth of product revenues, much of which will be recognized in the later half of calendar year 2008 in line with the product introductions as described above.

We have not had significant revenue from operations since inception and, as of August 31, 2007, are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2007, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman’s wife and another director, Kathryn Typaldos and $25,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2007, we raised an additional $485,000 in cash.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

We require additional funding for the expansion of our research and development efforts, expansion of our management team and sales and marketing organization, and to fund product commercialization efforts.  In March 2007, we acquired the assets of Aster Wireless, Inc., retained four of their engineering staff as employees and one person as a consultant, which significantly added to our engineering capability and skill sets.  The acquisition is expected to add approximately $60,000 of anticipated monthly operating expenses and no material revenue.

We use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access to advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

Results of Operations

For The Three Months Ended August 31, 2007

During the three month period ended August 31, 2007, we had total revenue of $50,000 compared to $7,000 for the same period in 2006.  About $25,000 of this revenue was for chip sales into the audio market.  In addition, there is $88,000 in backlog, as of August 31, 2007.  Total operating expenses for the three month period ended August 31, 2007 were $1,254,000 compared to total operating expenses for the same period of 2006 of $1,448,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  The favorable variance of $194,309 for the quarter, year over year, was primarily a result of the expense for the issuance of stock for services which occurred in the first quarter of 2007 and not in 2008, offset by higher costs for stock compensation expense and increased personnel costs related to new hires and the effect of the employees added as part of the Aster acquisition.  As a result of the increase in outstanding debt, our interest expense increased during the three month period as well from $142,000 in 2006 to $264,000 in 2007.

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

During the three month period ended August 31, 2007, we borrowed $485,000 on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants, subject to the consent of the holders of outstanding 6% Secured Debentures or the satisfaction of the holders pre-emptive rights.  There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At August 31, 2007, we had $28,000 in cash and negative working capital of $3.7 million, compared to no cash and negative working capital of $2.7 million at May 31, 2007. The decrease in working capital was primarily due to the use of cash to support operating activities and the increase in related party borrowings during the first quarter.

Our present material commitments are the compensation of our employees, including our executive officers, payment of $1,066,550 of convertible debt due June 30, 2008 and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2007.

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

There is $8,922,066 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to September 28, 2007 outstanding which has been an impediment to obtaining equity financing .  The documents, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2007 were prepared under the assumption that we will continue as a going concern for the year ending May 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our Company and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.

In January 2007, we hired a full-time CFO; one of her priorities is to review and remediate our disclosure controls. This is in response to a past issue where our management determined, in connection with their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, that such procedures were not effective to ensure that information required to be disclosed by us was recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In addition, major efforts will be undertaken in fiscal 2008 to put in place appropriate policies and procedures to ensure that the Company is prepared to comply with the rules under the Sarbanes-Oxley Act. Although our management has taken actions to improve the effectiveness of these procedures, it has not been able to conclude that such controls are effective. Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we are not able to improve these procedures.

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

Arkados is developing products that comply with the specifications for powerline networking developed by members of the HomePlug Powerline Alliance. However, there may be other competing, independent efforts in this market. To the extent that a competing effort establishes the predominant industry standard for powerline technologies that are not based on Arkados’ chosen technologies, or, if no standard predominates in each market, our business will suffer.

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

SEC Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to execute our business plan;

•	operating results below expectations;

•	announcements of technological innovations or new products by us or our competitors;

•	loss of any strategic relationship;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Certain provision of $8,922,066 outstanding secured convertible debentures (and an additional $585,000 of such debentures we propose to issue to satisfy short tern debt) require the redemption of such debentures and the warrants issued in connection with the sale of the debentures in the event of a cash sale of our business of cash merger that would give the debenture holders a return substantially greater than the outstanding debt and interest.  Such payments would before cash could be distributed either to general creditors or the holders of our common stock.  The sale of these debentures has been the principal source of our working capital since December 2005 and no authorization on the part of our stockholder is require for our continuing to issue these securities.  Although we have sought and continue to seek equity financing to replace the sale of these securities as our primary source of working capital, we have not been able to do so and there is no assurance that we will be able to do so in the future.

Item 3.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2007. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2007.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ARKADOS GROUP, INC.

Dated: October 15, 2007	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Barbara Kane-Burke
Barbara Kane-Burke, Chief Financial Officer
(Principal Financial and Accounting Officer)