Form 10KSB/A
period 2007-05-31
ARKADOS GROUP, INC.
filed 2007-11-28
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended May 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.

(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of	22-3586087 (I.R.S. Employer Identification No.)
incorporation or organization)

220 Old New Brunswick Road, Piscataway, New Jersey (Address of principal executive offices)	08854 (Zip Code)

Issuer’s telephone number: (732) 465-9300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
___________________________________________	___________________________________________
___________________________________________	___________________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of class)

(Title of class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.     ☐ Yes ☒ No

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

The aggregate market value of the voting common equity held by non-affiliates(1) computed by reference to the last price at which the common equity was sold on November 26, 2007 was $6,206,179.

As of November 26, 2007, there were 26,082,221 shares of common stock, $.0001 par value, outstanding.

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

EXPLANATORY NOTE

Arkados Group, Inc. is filing this Amendment No. 1 to its Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on September 13, 2007 solely for the purpose of providing information required by Items 9, 10, 11, 12 and 13 of Part III of Form 10-KSB. Unless otherwise expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-KSB, or modify or update in any way disclosures contained in the original Form 10-KSB.

As a result of this amendment, the Company is also filing as exhibits to this Form 10-KSB/A the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”).  Because no financial statements are contained within this Form 10-KSB/A, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and because there have been no changes to the matters in paragraphs 3, 4 and 5 of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002, these paragraphs have been omitted from the certifications filed with this amendment.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Andreas Typaldos	62	Chairman
William Carson*	60	Director
Gennaro Vendome*	60	Director
Oleg Logvinov	44	Director, President and Chief Executive Officer
Barbara Kane-Burke	53	Chief Financial Officer, Secretary and Treasurer
Grant Ogata	52	Executive Vice President, Worldwide Operations

        *Members of the Audit and Compensation Committees.

Board of Directors

Andreas Typaldos is a principal stockholder and was appointed Chairman of the Board of Arkados in February 2005.  He has thirty years of software experience, as an entrepreneur, and as a founder and investor in a number of technology companies.  In 1997, Mr. Typaldos founded Enikia LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into Arkados, Inc. subsidiary in May 2004.  Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications.  Earlier, Mr. Typaldos built a multi-million dollar software consulting business, e-Vantage Solutions, Inc. He was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Mr. Typaldos founded his first consulting and software company in 1973 and founded a successor company, AxsOne (formerly known as Compuiron) in 1978. He took AxsOne public in 1995 and served as President until 1994 and Chairman/CEO until 1996. Mr. Typaldos holds a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research, and a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

Gennaro Vendome was appointed a director on June 1, 2004.  He is a founder of AXS-One, Inc. and has been a Vice President and director since AXS-One’s formation in 1978.  In April 2002, Mr. Vendome was named Executive Vice President of Sales, Marketing and Consulting for North America. Mr. Vendome was Treasurer of AXS-One from 1981 until 1991 and Secretary of the Company from 1982 until 1991.  AXS-One designs, markets and supports n-tier, Internet-enabled client/server, e-business, financial, workflow, desktop data access and storage solutions and email compliance software for global 2000 businesses, and scheduling and time and expense solutions for professional services organizations. AXS-One also offers consulting, implementation, training and maintenance services in support of its customers’ use of its software products.

William Carson was appointed a director on June 1, 2004.  Mr. Carson is currently serving as SVP, Medical & Regulatory Affairs of Galderma Laboratories, a pharmaceutical joint venture of Nestle and

L’Oreal. Mr. Carson is also president of Biotherm Polymers, and from 1996 through 1999, he held the position of VP Scientific Affairs of Bayer Consumer Care.

Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since the merger. Prior to the merger, from February 2000 to March 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March 1998 to February 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later at CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from 1996 to 1998, and CEM, Inc from 1991 to 1996.  Mr. Logvinov holds a masters degree in electrical engineering from the Technical University of Ukraine (KPI).  He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy. Mr. Logvinov is the immediate past president of the HomePlug Powerline Alliance and is currently serving as the Chief Strategy Officer of the alliance. Mr. Logvinov is a frequent industry speaker and holds several US patents.

Barbara Kane-Burke was appointed as CFO in April 2007. She was most recently the Corporate Controller for Pharmos Corp, a NASDAQ-traded biopharmaceutical company where she was instrumental in helping Pharmos meet its financial disclosure obligations under Sarbanes-Oxley.  Previously, she was CFO and Treasurer of Whitewing Environmental Corp, and with Hoechst Celanese/Clariant, where her most recent duties was Controller for a business unit supplying raw materials to the semiconductor industry.  Ms. Kane-Burke is responsible for all of Arkados’ accounting, tax compliance, financial aspects of acquisition planning, establishing and maintaining of banking relationships, and all other financial and treasury functions.  Ms. Kane-Burke earned an MBA in Accounting and Taxation from Fairleigh Dickinson University and a BA in Education from East Stroudsburg University in Pennsylvania.

Grant Ogata joined Arkados in March 2007 as Executive Vice President of Worldwide Operations. Mr. Ogata had been working with Arkados in a part-time capacity since September 2006. Mr. Ogata was formerly Vice President of Global Sourcing and Product Development of RadioShack Corporation. Mr. Ogata has 28 years of experience in the consumer electronics industry.  At RadioShack, Mr. Ogata was responsible for developing hundreds of innovative products, establishing key strategic partners and managing global sourcing and product development offices in Japan, Taiwan, Hong Kong, China and Fort Worth, Texas. Throughout the years, and through a six-year expatriate assignment in Asia, Mr. Ogata gained intricate knowledge and contacts with key consumer electronic manufacturers around the world. He has been instrumental in beginning the transition of Arkados from a research and development company, with solutions for distributing audio and video through power lines, to a commercial enterprise that provides these solutions to top tier companies globally.

Board Meetings

During the fiscal year ended May 31, 2007, our Board of directors held 10 meetings.  Each director attended at least 9 of the meetings (in person or by conference phone) of the Board.  In addition, our Board takes action from time to time by unanimous consent.

Board Committees

Our Board has a standing Audit and Compensation Committee, each of which was formed in June 2007.

The Audit Committee is primarily responsible for overseeing the services performed by our independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. The Audit Committee is comprised of two people: Messrs. Vendome and Carson, each of whom are independent directors.  The Board of Directors has determined that none of the current directors qualifies as an Audit Committee Financial Expert as defined under applicable law, and plans to recruit one at such time as listing standards applicable to the company requires it and our financial condition permits.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Messrs. Vendome and Carson.

The charters of the Audit and Compensation Committees are filed as exhibits to this report.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board, the Board will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our Stockholders. The Board plans to evaluate biographical information and interview selected candidates. The Board also plans to consider whether a potential nominee would satisfy the Nasdaq listing standards for “independence” and the SEC’s definition of “audit committee financial expert.” The Board does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our Stockholders; however Stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board may do so by writing to Ms. Barbara Kane-Burke, CFO and Secretary, Arkados Group, Inc., 220 Old New Brunswick Road, Piscataway, New Jersey 08854.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a Stockholder and must include the Stockholder’s full name, address and a valid telephone number. The name of any specific intended Board recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board’s consideration.

Compensation of Directors

Our executive officers do not receive compensation for their service as directors.  Each of Messrs. Vendome and Carson received ten-year options to purchase 120,000 shares of our common stock for $1.20 per share when they were appointed in May 2004, which vested 1/3 on grant, 1/3 on the first anniversary of the grant and the remaining 1/3 vested on the third anniversary of the grant.  They are also reimbursed for expenses incurred in attending meetings.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics for directors and executive officers of the Company. This Code is intended to focus the Board and each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director and executive officer must comply with the letter and spirit of this Code.  We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics by filing a Form 8-K or by posting such information on our website.

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that one or more persons who, during the fiscal year ended May 31, 2007, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We plan to assist the persons in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2007 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2007.

Name/			Deferred
Principal			Salary		Option	All Other	Total
Position	Year	Salary	Paid		Award	Compensation	Compensation

Oleg Logvinov	2007	$225,000	$91,875	(1)	$475,054	$—	$791,929
President, Chief Executive	2006	$199,922	$—		$—	$—	$199.922
Officer and Director	2005	$162,797	$—		$247,975	$—	$410,772

Barbara Kane-Burke(2)	2007	$51,444	$—		$101,145	$—	$152,590
Chief Financial Officer	2006	$—	$—		$—	$—	$—
	2005	$—	$—		$—	$—	$—

Grant Ogata(3)	2007	$93,333	$—		$567,293	$—	$660,626
Executive Vice President,	2006	$—	$—		$—	$—	$—
Worldwide Operations	2005	$—	$—		$—	$—	$—

(1.)
Consist of $91,875 of deferred salary payments. This payment was a consequence of our raising an aggregate of $3 million of financing since June 2004, pursuant to our May 2004 employment agreement with our Chief Executive Officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period.

(2.)	Mrs. Kane-Burke joined us in January 2007.
(3.)	Mr. Ogata joined us as an employee in April 2007 and worked for us as a consultant from September 2006 through March 2007.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2007

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

Oleg Logvinov	6/21/2006	350,000	(1)	$0.75	$137,900
	3/26/2007	1,000,000	(2)	$0.33	337,154
Barbara Kane-Burke	1/15/2007	100,000	(3)	$0.41	$33,715
	4/18/2007	200,000	(4)	$0.40	$67,340
Grant Ogata	9/08/2006	300,000	(5)	$0.52	$297,570
	3/26/2007	800,000	(6)	$0.38	$269,722

(1)	116,666 of the options granted to Mr. Logvinov vested on June 2, 2007; the remaining 233,334 are scheduled to vest in two equal annual increments beginning on June 2, 2008.
(2)	Options to Mr. Logvinov are scheduled to vest in three equal annual amounts beginning on March 26, 2008.
(3)	Options to Mrs. Kane-Burke are scheduled to vest in three equal annual amounts beginning on January 15, 2008.
(4)	Options to Mrs. Kane-Burke are scheduled to vest in three equal annual amounts beginning on April 18, 2008.
(5)
Options to Mr. Ogata were granted when he was a consultant.  150,000 of these options vested on April 2, 2007; the remaining 150,000 are scheduled to vest in three equal annual amounts beginning on September 8, 2007.

(6)	Options to Mr. Ogata are scheduled to vest in three equal annual amounts beginning on March 26, 2008.

All option grants in Fiscal 2007 were made under our 2004 Stock Option Plan.

OPTION EXERCISES AND STOCK VESTED IN 2007

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)

Oleg Logvinov	—	$—	—	$—
Barbara Kane-Burke	—	$—	—	$—
Grant Ogata	—	$—	—	$—

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END
Option Awards

	Number of securities underlying unexercised options (#) Exercisable	Number of securities Underlying unexercised options (#) Unexercisable		Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Oleg Logvinov	—	1,000,000	(1)	1,000,000	$0.33	3/25/2014
	—	350,000	(2)	350,000	$0.75	6/2/2013
	250,000	—		250,000	$1.20	8/11/2011
	460,000	—		460,000	$1.20	5/23/2007
	920,000	—		920,000	$0.01	5/23/2008
Barbara Kane-Burke	—	200,000	(3)	225,000	$0.41	4/18/2010
	—	100,000	(4)	100,000	$0.40	1/14/2010
Grant Ogata	—	800,000	(5)	800,000	$0.38	3/26/2010
	150,000	150,000	(6)	300,000	$0.52	9/7/2009

(1)	Options to Mr. Logvinov are scheduled to vest in three equal annual amounts beginning on March 26, 2008.
(2)	116,666 of the options granted to Mr. Logvinov vested on June 2, 2007; the remaining 233,334 are scheduled to vest in two equal annual increments beginning on June 2, 2008.
(3)	Options to Mrs. Kane-Burke are scheduled to vest in three equal annual amounts beginning on April 18, 2008.
(4)	Options to Mrs. Kane-Burke are scheduled to vest in three equal annual amounts beginning on January 15, 2008.
(5)	Options to Mr. Ogata are scheduled to vest in three equal annual amounts beginning on March 26, 2008.
(6)	150,000 of the options granted to Mr. Ogata vested on April 2, 2007; the remaining 150,000 are scheduled to vest in three equal annual increments beginning on September 2, 2007.

Stock Option Plans

Our current policy is that all full time key employees are considered annually for the possible grant of stock options, depending upon employee performance. The criteria for the awards are experience, uniqueness of contribution to our business and the level of performance shown during the year. Stock options are intended to generate greater loyalty and help make each employee aware of the importance of their business success of the Company.

As of May 31, 2007, 12,535,048 options to purchase shares of our Common Stock were outstanding under various option plans. During 2007, we granted 5,824,000 options to purchase shares of our Common Stock to employees, directors and consultants.

A summary of the various established stock option plans is as follows:

2004 Plan. Our 2004 Stock Option and Restricted Stock Plan, (“The 2004 Plan”) is administered by a committee appointed by the Board of Directors (the “Compensation Committee”). The Compensation Committee will designate the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2007 were made from the 2004 Plan. The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions as is determined by the Compensation Committee.

The maximum number of shares of Common Stock available for issuance under the 2004 Plan, as amended, is 15,000,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2004 Plan that expire or terminate will again be available for options to be issued under each Plan.

The option price is payable in cash or by check or under cashless exercise provision determined by the Compensation Committee.

In the absence of a contrary provision in option agreements adopted by the Compensation Committee, under the 2004 Plan, upon termination of an optionee’s employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or six months thereafter if the termination is the result of permanent and total disability of the holder), and except such three month period may be extended by the Compensation Committee in its discretion. If an optionee dies while he is an employee or a consultant or during such three-month period, the option may be exercised within six months after death by the decedent’s estate or his legatees or distributees, but only to the extent exercisable at the time of death.

The 2004 Plan provides that outstanding options shall vest and become immediately exercisable in the event consolidation, merger or acquisition of stock, the result of which our stockholders will own less than 50% of the voting power of the reorganized, merged or consolidated company or the sale of substantially all of our assets and the options are not assumed by the surviving company.  In such event, the holder will have 15 days to exercise the option and options will terminate on the expiration of such fifteen day period.

Employment Contracts and Consulting Agreements

Oleg Logvinov - On May 24, 2004, we entered into a three-year employment agreement with Oleg Logvinov, retaining him as President and CEO at an annual salary of $225,000. 24.5% of the salary was deferred until we completed a financing of at least $3 million. The agreement provided for a grant of 1,380,000 options and an initial bonus of $65,473. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest six months prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  The Board increased Mr. Logvinov base salary to $300,000 as of June 1, 2007.  As of August 31, 2007, we have failed to make payments of $153,993 due to Mr. Logvinov for unpaid salary, bonus and expenses, giving him the right to terminate on short notice.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us. The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Logvinov.

Barbara Kane-Burke - On January 15, 2007,we entered into a one-year employment agreement with Barbara Kane-Burke to serve as CFO from January 15, 2007 to January 15, 2008 at an annual salary of $135,000, 100,000 options, exercisable at the fair market value of the Company’s Common Stock as of the date of grant, with 33% vesting on the first anniversary of the date of grant and the remainder vesting on the on the second and third anniversary date of the grant.  Mrs. Kane-Burke’s employment agreement also provides that if her employment is terminated within one year following a “change of control,” she will receive severance pay of 6 months of base salary for the then-current year, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.

Grant Ogata  -. On March 28, 2007, we entered into a two-year employment agreement with Grant Ogata, retaining him as Executive Vice President of Worldwide Operations at an annual salary of $200,000. The agreement provided for a grant of 800,000 options. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest 30 days prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  In addition, the Company would be responsible for Mr. Ogata’s COBRA payments for one year unless he is otherwise covered by health insurance The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Ogata .

Andreas Typaldos – On May 21, 2004, we entered into a three year consulting agreement with Andreas Typaldos, our Chairman.  The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000.  The agreement also provided for a bonus of 10% of the aggregate consideration received by us or our Stockholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.  In September 2007, we agreed to extend the agreement and the bonus opportunity on a month-to-month basis.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us about the beneficial ownership of our Common Stock, as of November 26, 2007, by each beneficial owner of more than five percent of the Common Stock.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned,  subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos 44 West 77th Street New York, NY	10,759,103(2)	41%

(1)
Based upon 26,082,221 shares of Common Stock outstanding as of November 26, 2007 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Tyapldos has a ½ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child.  Does not include 5,754,956 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

We believe that all persons have full voting and investment power with respect to the shares. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner”  of a  security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such  security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security, which the person has the right to acquire within 60 days, such as convertible notes, warrants or options to purchase shares of Common Stock.

The following table sets forth certain information known to us regarding the beneficial ownership our Common Stock, as of November 26, 2007 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group.  Except as otherwise indicated,  each person has sole voting and investment power with respect to all shares shown as  beneficially  owned,  subject to community  property laws where applicable.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos	10,759,103(2)	41%

Oleg Logvinov	1,643,333(3)	6%

William H. Carson	389,845(4)	2%

Gennaro Vendome	1,151,357(5)	4%

Grant Ogata	200,000(6)	>1%

Barbara Kane-Burke	6,100	>1%

All executive officers and directors as a group (6 persons)	14,095,544(7)	49%

(1)
Based upon 26,082,221 shares of Common Stock outstanding as of November 26, 2007 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Tyapldos has a ½ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child.  Does not include 5,754,956 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

(3)	Includes 1,393,333 shares which may be acquired within 60 days of November 26, 2007 upon the exercise of outstanding options.

(4)	Includes 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 80,000 shares which may be acquired within 60 days of November 26, 2007 upon the exercise of outstanding options.

(5)
Includes 120,000 shares which may be acquired upon the exercise of outstanding options and 550,173 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a ½ interest.

(6)	Consists entirely of 200,000 shares issuable upon exercise of currently exercisable warrants and/or options.

(7)
Includes a total of 3,150,345 shares which may be obtained by the named executive officers and directors or person whose ownership is attributed to them upon the exercise of outstanding options, warrants and conversion of outstanding convertible securities.  See Notes (2) through (6)

Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities.  In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where  applicable, the persons or entities named in the table above have sole voting and investment  power with respect to all shares of the Common Stock indicated as beneficially owned by them.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the period from December 28, 2005 to August 31, 2007 we issued $8,248,461 principal of 6% Secured Debentures due December 28, 2008 (the 6% “Secured Debentures”) and related long and short term warrants to several accredited investors, including certain of our affiliates.  The following table sets forth information concerning issuances of $2,622,576.71 of these securities to persons who were affiliates at the time the securities were issued:

Name & Relationship	Date Issued	Principal Amount	Interest Added to Principal	Long Term Warrants[1]	Short Term Warrants
Cargo Holdings LLC, a limited liability company, owned equally by the wife of Andreas Typaldos and Genarro Verdone, another director	3/31/2006	$500,000.00	$38,260.83	276,816	235,294

Andreas Typaldos, our chairman	6/30/2006 5/30/2007	$360,000.00[2] $70,000.00	$21,985.80 $ 711.67	199,308 38,754	169,412

Andreas Typaldos Family Limited Partnership, a limited partnership in which our chairman’s wife is sole general partner	6/30/2006 1/8/2007 2/28/2007 5/30/2007 5/31/2007	$413,470.00 $288,000.00 $127,000.00 $380,000.00 $484,106.00	$25,251.36 $ 7,612.34 $ 3,356.83 $ 3,293.33 $ 2,504.21	170,088 159,447 70,312 210,381 268,018	144,575 135,530 59,765 178,824 227,815

[1]	As adjusted July, 2007 as a result of anti-dilution provision in the warrants.

[2]	Issued in satisfaction of unpaid consulting fees.

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of our common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for our common stock exceeds $3.40 for any 20 consecutive trading days, we may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures.  The terms of the conversion rights also contain certain dilution provisions.

Upon the occurrence of certain events of default defined in the 6% Secured Debentures, including events of default under the transaction documents related to the financing, the full principal amount of the 6% Secured Debentures, together with interest and other amounts owing, become immediately due and payable, the principal obligation increases to 130% of the principal balance and the interest rate increases to 18%.  In the event of the sale or merger of the company or its assets for cash, the holders of the 6% Secured Debentures have the right to require us to redeem the 6% General Debenture for a substantial premium.

During the period from June 1, 2007 to November 26, 2007 the Company borrowed $855,000 at the times set forth below, on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants.  Such an exchange is subject to the consent of the holders of outstanding 6% Secured Debentures or the satisfaction of the holders’ pre-emptive rights.

Lender Date	Amount
July 10, 2007	$215,000
August 3, 2007	150,000
August 22, 2007	50,000
August 27, 2007	20,000
August 31, 2007	50,000
September 28, 2007	100,000
October 16, 2007	60,000
October 30, 2007	90,000
November 7, 2007	70,000
November 19, 2007	50,000
Total	$855,000

When such consent is obtained or the Company gives the holders notice of their pre-emptive right and the rights expire, the Company will issue an aggregate of $855,000 of additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company will also issue 402,355 short-term and 402,355 long-term warrants to the purchasers of the 6% Secured Debentures.  If not converted, the advances are due on demand, with interest at the annual rate of 6%.

ITEM 13.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3.3	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

3.4	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3.5	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3.6	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3.7	Amendment to Certificate of Incorporation (Reverse Split ) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3.8	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

4.1	Specimen of Common Stock Certificate.	10-SB	0-27587	4.1	10/7/99

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-KSB	0-27587	4.7	9/17/04

9.1	Stockholders and Voting Agreement dated as of May 21, 2004 by and among CDKnet.com, Inc. and several stockholders.	10-KSB	0-27587	9.1	9/17/04

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Kirk M. Warshaw.	10-KSB	0-27587	10.16	9/17/04

10.3	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-KSB	0-27587	10.17.1 10.17.2	9/17/04

10.4*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-KSB	0-27587	10.18	9/17/04

10.5*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-KSB	0-27587	10.19	9/17/04

10.6	Letter Agreement dated November 19, 2003 between CDKnet.Com, Inc. and certain holders of Series A Preferred Stock	10-QSB	0-27587	10.1	2/17/04

10.7	Development Agreement between Enikia LLC and Leviton Manufacturing Co., Inc. dated July 14, 2003	10-KSB	0-27587	10.21	9/17/04

10.8	Agreement made June 28, 2004 between Arkados, Inc. and Leviton Manufacturing Co., Inc.	10-KSB	0-27587	10.22	9/17/04

10.9	Silicon Product Development Production Collaboration Agreement dated August ___, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-KSB	0-27587	10.23	9/17/04

10.10	Consulting Agreement dated October 20, 2004 between CDKnet.com Inc. and Investor Relations Services, Inc., a Delaware corporation	10-QSB	0-27587	10.1	10/22/04

10.11	Payment Agreement dated October 20, 2004 between CDKnet.com, Inc. and Summit Trading Limited, a Bermuda company	10-QSB	0-27587	10.2	10/22/04

10.12	Grid Promissory Note due December 15, 2004 to Steven Horowitz	10-QSB	0-27587	10.3	10/22/04

10.13	Settlement Agreement dated January 25, 2005 between CDKnet.com, Inc. and Summit Trading Limited	10-QSB	0-27587	10.1	1/25/05

10.14	Settlement Agreement dated January 25, 2005 between CDKnet.com, Inc. and Investor Relations Services, Inc.	10-QSB	0-27587	10.2	1/25/05

10.15	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.16	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.17	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.18	Amendment dated April 15, 2005 to 10% grid note payable to the Andreas Typaldos Family Limited Partnership	10-QSB	0-27587	10.4	4/19/05

10.19*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.20	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.21	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.22	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

14.1	Code of Business Conduct and Ethics	10-KSB	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-KSB	0-27587	14.2	9/17/04

16.1	Letter dated March 24, 2005 from Radin, Glass & Co., LLP	8-K	0-27587	16.1	3/24/05

21	Subsidiaries of the Registrant.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	10-KSB	0-27587	31.1	9/13/07

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	10-KSB	0-27587	31.2	9/13/07

31.3	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	10-KSB	0-27587	31.3	X

31.4	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).	10-KSB	0-27587	31.4	X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.	10-KSB	0-27587	32.1	9/13/07

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.	10-KSB	0-27587	32.2	9/13/07

99.1	Audit Committee Charter					X

99.2	Compensation Committee Charter					X

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
Barbara Kane-Burke Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 28, 2007