Form 10QSB
period 2007-11-30
ARKADOS GROUP, INC.
filed 2008-01-14
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: November 30, 2007

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ____________ to ____________

Commission file number: 0-27587

ARKADOS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 26,082,221 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of January 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended November 30, 2007

Table of Contents

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheet as of November 30, 2007 (UNAUDITED)	3

	Statements of Operations - Cumulative	4
	During the Development Stage (March 24, 2004
	to November 30, 2007) and for the Three and Six Months Ended
	November 30, 2007 (UNAUDITED)

	Statements of Cash Flow - Cumulative During the	5
	Development Stage (March 24, 2004 to November 30, 2007)
	and for the Six Months Ended
	November 30, 2007 (UNAUDITED)

	Notes to Interim Financial Statements (UNAUDITED)	6 - 21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	22 - 43

ITEM 3.	CONTROLS AND PROCEDURES	44

PART II

ITEM 1.	LEGAL PROCEEDINGS	45

ITEM 6.	EXHIBITS	45

SIGNATURES		46

EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

November 30, 2007
Assets
Current assets
Cash	$55,374
Accounts receivable	162,841
Inventory	323

Total current assets	218,538

Equipment, net	43,681

Deferred financing expenses, net	343,776

Intangible assets, net	360,811

Other assets	100,255

$1,067,061

Liabilities and Stockholders' Deficiency

Current liabilities:
Accrued expenses and other liabilities	$1,979,369
Related Party Borrowing	855,000
Current portion convertible debentures	1,066,500
Payroll taxes and related penalties and interest payable	936,906

Total current liabilities	4,837,775

Convertible Debentures	8,596,721

Commitments & contingencies	—

Stockholders' deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized 26,082,221 issued and outstanding	2,608
Additional paid-in capital	16,491,776
Treasury stock	(16,000)
Accumulated Deficit during Development Stage	(28,845,819
Total stockholder's deficiency	(12,367,435)
$1,067,061

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2006	For the Three Months Ended November 30, 2007	For the Six Months Ended November 30, 2006	For the Six Months Ended November 30, 2007	Cumulative during the Development Stage (March 24, 2004 to November 30, 2007)
Net Sales	$16,735	$330,077	$23,722	$380,563	$1,457,975

Cost of Goods Sold	11,940	136,690	16,925	173,960	949,779

Gross Profit	4,795	193,387	6,797	206,603	508,196

Research and Development Expenses	624,079	496,950	1,033,671	1,003,150	5,568,151
General and Administrative Expenses	897,043	720,923	1,935,887	1,468,859	13,392,917

Net Loss From Operations	(1,516,328)	(1,024,486)	(2,962,761)	(2,265,406)	(18,452,872)

Other Income (Expenses):	—	—	—	—	—

Interest Income (Expense)	(174,064)	(286,017)	(316,108)	(549,858)	(2,115,681)

Net Loss Before Income Taxes	(1,690,392)	(1,310,503)	(3,278,869)	(2,815,264)	(20,568,553)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(1,690,392)	$(1,310,503)	$(3,278,869)	(2,815,264)	(20,568,553)

Net loss per share
- Basic and diluted	$(0.07)	$(0.05)	$(0.13)	$(0.11)

Weighted Average of Common Shares Outstanding
- Basic and diluted	25,003,657	26,082,221	24,910,714	26,082,221

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30, 2006	For the Six Months Ended November 30, 2007	Cumulative During the Development Stage (March 24, 2004 to November 30, 2007)
Cash Flows From Operating Activities

Net Loss	$(3,278,869)	$(2,815,264)	$(20,568,553)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	153,322	258,275	799,507
Common stock and warrants issued for services	631,913	386,081	7,101,516
Warrants and beneficial conversion rights with debt	—	170,984	1,234,139
Accounts Receivable	(9,169)	(45,775)	(162,841)
Inventory	—	34,011	(323)
Deferred Expenses	—	108,919	(160,232)
Prepaid and Other assets	(81,081)	(47,659)	(105,279)
Payroll Taxes and related penalties and interest payable	—	—	(22,916)
Accounts Payable and accrued expenses	282,928	915,869	883,947
Net Cash Provided by (Used) in Operating Activities	(2,300,956)	(1,034,559)	(11,001,035)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	(540)	(135,429)
Net Cash Used in Investing Activities	—	(540)	(135,429)
Cash Provided by Financing Activities
Loan payable - related party	—	855,000	2,254,026
Debt discount	—	(170,984)	(748,553)
Contribution of capital	—	—	1,232,646
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	—	—	(344,256)
Issuance (repayment) of Debentures	3,173,471	—	8,678,461
Repayment of related party debt	(446,406)	—	(949,027)
Net Cash Provided by Financing Activities	2,727,065	684,016	11,191,553
Net (Decrease) Increase in Cash	426,109	(351,083)	55,089
Cash, beginning of the period	—	406,457	285
Cash, end of the period	$426,109	$55,374	$55,374

Supplemental cash flow information
Cash paid for interest	$—	$757
Cash paid for taxes	$—	$—
Conversion of Interest Payable to Debt	$—	$263,431

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended November 30, 2007 and 2006
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, "the HomePlug Applications Company," delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. The Company's system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereos, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. Arkados customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company's versatile and programmable ArkTIC™ platform. Arkados solutions leverage the benefits of HomePlug Powerline Alliance specifications and can also be used for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and a member of the IEEE P1901 working group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $20 million since inception including a net loss in excess of $6 million for the year ended May 31, 2007 and $2.8 million for the six months ended November 30, 2007.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at November 30, 2007 and May 31, 2007 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

e.
Reclassification– Certain amounts have been reclassified to conform to the current period’s presentation.  The allocation of costs between Research & Development Expenses and General Administration Expenses has been changed to incorporate all costs of Research & Development including personnel costs, facility cost, and direct research costs for parts and services.  Formerly, only direct research expenses for parts and services were included under the caption “Research and Development Expenses”.  These reclassifications had no effect on previously reported net earnings.

f.
Revenue Recognition– The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. For sales related to development, the Company has recorded revenues pursuant to a number of long term development contracts. The revenues are earned and recorded based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete its obligation to fulfill the terms of such long term contracts and compares such costs to the expected revenues to be earned to ensure that estimated losses are recorded on a timely basis.

g.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.  Vested stock options and warrants have not been included since there is a net loss and the effect of including these options and warrants would be anti-dilutive.

h.
Tax Provision - No tax provision is required at this time since the company expects to be in a tax loss position at year-end May 31, 2008 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) - In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of November 30, 2007.

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

	For Three Months Ended	For Three Months Ended
	November 30, 2007	November 30, 2006
Risk free interest rate	4.82%	5.125%
Expected life	5 years	3-6 years
Dividend rate	0.00%	0.00%
Expected volatility	65.00%	43%

k.	New Accounting Pronouncements

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.  This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

NOTE 3 – REVENUE RECOGNITION

During the three and six month periods ended November 30, 2007, the Company sold and delivered approximately $79,000 and $104,000, respectively, of chips to customers.  In addition, during the three and six month periods ended November 30, 2007, the Company recognized revenues related to development contracts in the amounts of approximately $250,000 and $275,000.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

In October 2007, the Company entered into a strategic collaboration with MainNet Communications, Ltd. to create commercial hardware and software solutions for Smart-Grid applications.  Subject to the term of the agreement and the completion of certain milestones, MainNet is expected to pre-pay up to $500,000 for the delivery of Arkados solutions in calendar year 2008.  The details of the collaboration include a financial arrangement that provides  discounts to MainNet to purchase 600,000 Arkados 200Mb/s chipsets (HomePlug AV) over the next three years.

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

A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $13,927 and has been recorded as interest expense for the quarter ended November 30, 2007.

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder.  These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006.  The remainder of the related party borrowing was converted into shares of the Company’s common stock at $.67 per share.

During the first half of 2008, the Company borrowed $855,000 at the times set forth below, on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants.  On December 15, 2007, this related party debt was converted to additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.

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

The Company reviewed the accounting for registration rights terms relating to the shares of common stock issuable upon the conversion and exercise, respectively, of the 6% Secured Convertible Debentures and related warrants under FSP EITF 00-19-2.  The Company granted demand registration rights to the purchasers of the 6% Secured Debentures which requires the Company to file an initial registration statement under the Securities Act 45 days following demand made by the holders of 60% of the securities eligible for registration under the agreement.  Under the registration rights agreement, the Company incurs a penalty if it fails to file such a registration statement within 45 day following such a demand or if the SEC had not declared the registration effective 90 days after filing.  The holders of the 6% Secured Debentures have not demanded registration.  The Company believes it can comply with a demand for registration in a timely manner and therefore no accrual for possible penalties under the registration rights agreement has been made.

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

On February 1, 2006 and February 24, 2006 the Company issued $375,884 and $500,000, respectively, of additional principal of 6% Secured Debentures on substantially the same terms as those debentures issued on December 28, 2005.  On February 1, 2006 and February 24, 2006, the Company also issued 176,887 and 235,294 each of additional short and long term warrants, respectively, to the purchasers of the additional 6% Secured Debentures.

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

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006.  The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, initially payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007.  In January 2007, the 6% Secured Debentures were amended to provide that interest payable on January 1, 2007 and July 1, 2007 would be added to principal.  These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006.   The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s two wholly-owned operating subsidiaries.  The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for the three month period ending November 30, 2007.

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

On August 18, 2006, the Company entered into an amendment agreement with the holders of $3,875,884 principal amount of 6% Secured Debentures outstanding as of May 31, 2006, including a limited liability company owned by the wife of our Chairman, and one of our directors. The Amendment agreement made material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with an aggregate of $3,875,884 of 6% debentures the Company sold during the period from December 28, 2005 to March 31, 2006.  The material changes give the holders the same rights of redemption in the event of a cash purchase of our assets as those held by the of $1,773,470.83 aggregate principal amount of 6% Secured Debentures issued on June 30, 2006, and thereafter. As a result of the Amendment, all of the 6% Secured Debentures and warrants must be redeemed by the Company at a premium if it agrees to sell all of the Company’s assets to a third party for cash and cash equivalents. In addition, as a result of the amendment, all holders of the 6% Secured Debentures have the right to have shares of Common Stock issuable upon conversion of the debentures and exercise of the related warrants registered for resale under the Securities Act of 1933 within 60 days after receiving written demand of the holders of 60.1% of such securities and have it declared effective 90 days thereafter.

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

On January 8, 2007, the Company entered into an amendment agreement with the holders of the 6% Secured Debentures.  The Amendment agreement made additional material changes to the securities purchase agreements, warrants, registration rights agreements, security agreements and other ancillary documents we executed in connection with the 6% debentures the Company sold during the period from December 28, 2005 to January 8, 2007, including removing the negative covenant prohibiting the Company from issuing stock, warrants or convertible securities at a fixed price to finance its operations, permitting the issuance of additional secured debentures and warrants on the same terms as the outstanding such securities, and providing that interest due on the debentures on January 1, 2007 and July 1, 2007 be added to principal on those dates.  The Company converted all of the accrued interest due January 1, 2007 and July 1, 2007 to debt in the amounts of $263,431 and $230,174, respectively.

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

During the first half of 2008, the Company borrowed $855,000 at the times set forth below, on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors, with the understanding that these advances would be exchanged for additional 6% Secured Debentures and related warrants.  Such an exchange is subject to the consent of the holders of outstanding 6% Secured Debentures or the satisfaction of the holders’ pre-emptive rights.

July 10, 2007	$215,000
August 3, 2007	150,000
August 22, 2007	50,000
August 27, 2007	20,000
August 31, 2007	50,000
September 28, 2007	100,000
October 16, 2007	60,000
October 30, 2007	90,000
November 7, 2007	70,000
November 19, 2007	50,000
Total during the 1st half of 2008	$855,000

On December 15, 2007, this related party debt was converted to additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures.  Based on the issuance date of the debentures, debt discounts will be recorded in the third quarter of 2008 in the amount of $118,723, respectively for 402,353 short and 402,353 long term warrants issued with these 6% Secured Debentures.

The amortization recorded attributed to all the debt discounts amounted to $70.326 and has been recorded as interest expense for the quarter ended November 30, 2007.

As of November 30, 2007, there was a total of $8,922,066 principal amount, including interest converted to debt of $493,605, of the 6% Secured Debentures outstanding, and 4,607,566 of the long term warrants and 3,916,337 of the short term warrants outstanding.

Other Obligations - - As a consequence of the Company raising a aggregate of $3 million of financing since June 2004, pursuant to the Company's May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005. While the deferred salary of $91,875 has been paid, the bonus of $65,333 remains outstanding. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until May 31, 2007.  The Company’s failure to pay this bonus and other amounts due under the employment agreement gives the chief executive the right to terminate the agreement and continue to receive salary at the annual rate of $300,000 for twelve months following the date of such termination.

As of November 30, 2007, the Company had accrued payroll of $408,104 representing one unpaid payroll to all employees in addition to approximately 4 months of unpaid payroll to its executives.  In December 2007, the Company received cash of $440,000 for the sale of its New Jersey Net Operating Losses.  This cash was used to pay down approximately $158,000 of the unpaid payroll, leaving a residual of $250,000 of accrued payroll due to three of its executives in addition to an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $48,000 due to executive officers.

NOTE 5 – PAYROLL LIABILITIES

On January 17, 2006, the Company paid an aggregate of $873,993 of payroll liabilities of the company from which it acquired assets in 2004 at a public foreclosure sale, representing all of the fiduciary funds due. The Company had agreed to pay up to $1.2 million of such liabilities and accrued an additional $600,000 in the event there were any additional claims related to interest and penalties pursuant to its 2004 merger agreement.  Currently, there is $937,000 still recorded on the Company’s books as due and outstanding for the federal and state tax authorities for delinquent payroll taxes, penalties and interest under such agreement. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies or the statute of limitation has expired, the Company has elected to keep the liability on its books.

NOTE 6 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants issued in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R "Accounting for Stock-Based Compensation" (“SFAS 123").

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	190,000	0.45
Exercised	—	—
Expired or cancelled	175,000	1.07
Outstanding at November 30, 2007	12,550,048	$0.58

Information, at date of issuance, regarding stock option grants during the period ended November 30, 2007 are summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2007
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	190,000	$0.45	$0.26
Exercise price is less than market price	—	$—	$—

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $163,295 and $335,807, respectively, of compensation for options vested / earned in the three and six month periods ended November 30, 2007 for employees.  In addition, 190,000 options were awarded to three service providers; an expense in the amount of $2,646 and $50,274 was recognized in the three and six months ended November 30, 2007 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	9,048,240	$0.885	*
Granted	1,016,974	0.850
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2007	10,065,214	$0.820

* The weighted average exercise price at the end of May 31, 2007 including the effect of the exercise price long term warrants changing from $1.00 to $0.85 would have been $0.82.

Information, at date of issuance, regarding warrant grants during the period ended November 30, 2007.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2007
Exercise price exceeds market price	1,016,974	$0.85	$0.17
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

NOTE 8 – SUBSEQUENT EVENTS

On December 6, 2007, the Company entered into an Amendment Agreement with the holders of the outstanding 6%  Secured Debentures which made material changes to the 6% Secured Debentures and other ancillary documents we executed in connection to an aggregate of $8,428,461 of 6% Secured Debentures sold to investors during the period from December 28, 2005 to May 31, 2007.  The material changes were made, at the Company’s request, to facilitate the possible private placement of equity securities included:

•
waiver of defaults which could have occurred as a result of the Company failing to make an interest payment of approximately $230,000 on January 1, 2008 until the earlier of an equity financing or March 3, 2008;

•
deferral of any request on the part of the holders of the 6% Secured Debentures, to require the filing of a registration statement under the Securities Act within 45 days of the request until April 15, 2008;

•	waiver of pre-emptive rights with respect to the equity financing; and

•
extending the maturity date of the 6% Secured Debentures twelve months to December 28, 2009 and converting all interest payments into additional principal (as of the date such payment is due) if the Company completes equity financing of $2.0 million on or before March 3, 2008.

On December 15, 2007, the Company issued an additional $855,000 principal amount of 6% Secured Debentures to an affiliate of the Company’s Chairman and two outside directors in satisfaction of an aggregate of $855,000 of cash advances to us which were due on demand with interest at the annual rate of 6%.  The Company also agreed to sell an additional $50,000 6% Secured Debenture to the affiliate of the Company’s Chairman on or before January 31, 2008.  Based on the original terms of the agreement, the debentures have a term of three years and mature on December 28, 2008. The debentures accrue interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2007.  The Debenture holders subsequently agreed to amend the Debenture to add interest due January 1 and July 1, 2007 to principal.  These 6% Secured Debentures are issued on substantially the same terms as, and rank pari passu to, an aggregate of $8,428,461 6% Secured Debentures issued during the period from December 28, 2005 to May 31, 2007.  The Company also issued warrants to purchase an additional 804,706 shares of Common Stock to the affiliates that exchanged advances due on demand for the 6% Secured Debentures. The warrants have an exercise price, subject to certain adjustments, of $0.85 per share and are exercisable at any time on or prior to December 28, 2012. The warrants do not grant the holders thereof any voting or other rights of stockholders. The Company also agreed to amend the 18,656,173 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the new warrants issued by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act .

In December 2007, the Company sold $4,967,706 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007 were $400,139.  This amount will be recorded as a tax benefit in the consolidated statements of operations in the third quarter of 2008. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

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

Our highly integrated semiconductors form the basis for bridging and converging products designed for the home networking and broadband communications markets with existing and new consumer electronic products such as stereo systems, television sets, intercoms and personal iPods®.  Products that use our semiconductors are easy to install and use since they create connectivity through electrical outlets and electrical wires already in use. We are designated as a “fabless” semiconductor company since we design semiconductors, without owning a fabrication facility but what we do is utilize our SoC to provide complete design solutions for hardware and software that allow customers to build devices that will distribute audio, video, voice, and data content throughout the whole house, building or smart grid infrastructure.

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

Some of our customers are now bringing product to market, while we continue to build our customer base by demonstrating our completed chip and reference designs to existing and potential customers including OEMs (Original Equipment Manufacturers) and ODMs (Original Design Manufacturers). Such customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end user products into the market, based on the timetables required for such product introductions. Such an event could in turn produce multiple revenue streams, including revenues streams from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers.

Our customers have now brought consumer products incorporating our chip solutions to market in several areas of the world. Our solutions form the engine of products for the audio market being marketed by the German company devolo AG.  The devolo audio adapters that transmits audio over household power supplies are currently in retail stores throughout Europe. We also provide the underlying technology for an iPod-based whole-house audio system from IOGEAR, which is coming to market in the near future in other parts of the world. We have also announced customers such as audio system manufacturer Russound, powerline networking specialist GigaFast, and smart-grid application companies such as MainNet and Corporate Systems Engineering.

We continue to gain considerable traction with our customers. Products that use our chips include whole-house audio solutions (including music player docking stations, audio bridges, powered speakers, computer drivers for whole-house networked distribution of sound, and internet radio), and whole-house video distribution systems (including Internet-based TV adapters, surveillance systems, and digital picture frames).

Our solutions have been shown in a number of public venues, including the 2007 HomePlug Powerline Technology Conference, the Electronic House Expo (EHX), Net-at-Home, the 2007 HomePlug European Executive Seminar, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Russound, Tatung, and Zylux. Many of these companies are suppliers to top tier brands in the marketplace. Several of these relationships, among others, have progressed into sales of chips, software development services, and other related revenue.

Each year more retail and industrial products incorporating our chip sets are displayed at the annual International Consumer Electronics show, held in early January in Las Vegas.

We have also been involved with our customers in a number of projects relating to Broadband Over Powerline and Smart Grid trials in several areas of the world. We have worked with them to design and implement a variety of products for this marketplace.

In support of our semiconductor and software solutions, we announced a number of reference designs that are designed to assist our customers in building end-user products. Our current reference designs are divided into two series: Direct-to-Speaker™ reference designs for audio solutions, and Vid-Quick™ reference designs for video solutions.  The HomePlug Powerline Alliance recently certified our reference design for an iPod dock, and two consumer-related products based on Arkados solutions. Each passed the alliance’s 266-point audit, earning HomePlug certification. These products focus on easy-to-use ways to build whole-house synchronized music systems for a fraction of the cost of dedicated installations.

Those reference designs targeted for audio include the following solutions: The HomePlug-certified Arkados Direct-to-Speaker MFi iPod Dock creates whole-house music from the world’s most popular digital music player; The Arkados Direct-to-Speaker Audio Receivers, derivatives of which were HomePlug certified by GigaFast, receive audio content and can display data (such as song title and artist information) and relay controls sent to the music source from any location; The Arkados Direct-to-Speaker Internet Radio is a HomePlug certified reference design that can tune into internet radio stations without the use of a computer; The Arkados Direct-to-Speaker Virtual Audio Driver, a derivative of which was HomePlug certified by our customer devolo AG, runs on Windows® platforms and adds an audio device driver, allowing users to transport audio to locations around the whole house.

Reference designs for whole-house video applications (which incorporate high performance Blackfin® processors from Analog Devices for their software programmable video codec processing Capabilities) include the following: The Arkados Vid-Quick IPTV Video Receiver is designed to serve as a low-cost IPTV set-top box, capable of receiving video streams using a broad range of compression codecs such as H.264, WMA, MPEG-4, etc.; The Arkados Vid-Quick Surveillance Video Receiver receives video data from a variety of HomePlug-certified video cameras and displays the output on an ordinary television; The Arkados Vid-Quick Digital Picture Frame is capable of displaying images obtained through the HomePlug network from a variety of sources.

Our intellectual property program has grown substantially. Since May 2007, Arkados has been awarded three new patents, and we have also filed two new applications filed during the first half of 2008.

During the first half of 2008, Arkados recognized revenue of approximately $104,000 from chip sales.  The chips are to be used in consumer audio and energy management products.  Another $275,000 was recognized as revenue according to the terms of several  long-term development contracts. In addition, there was $184,000 in backlog, as of November 30, 2007.

We have continued to gain significant industry presence through numerous speaking engagements at industry conferences such as 2007 HomePlug Powerline Technology Conference, Europe’s Net-at-Home in Nice, France, and the 2007 HomePlug European Executive Seminar.

At the HomePlug Powerline Technology Conference, held on October 10th and 11th, 2007, the Company presented several new products using Arkados semiconductor and software solutions. Together, the new products from Arkados’ customers, devolo AG, Russound, Tatung, MainNet

Communications, GigaFast, and Corporate Systems Engineering, embody the extensive range of applications for Arkados powerline technology, including retail consumer electronics, whole-house audio, custom home AV installations, and smart-grid applications.  The focus of HomePlug Technology is now shifting from simple powerline-to-Ethernet adapters to full-featured application-specific devices that allow consumers to watch videos and listen to music everywhere in the house from variety of sources, including the internet, an iPod®, or a PC as well as from legacy cable boxes, satellite receivers and stereo systems.  In the past, we have showcased our reference designs and concepts. For the first time at this show, our customers are showcasing innovative products, enabled incorporating our SoC platform integrated circuits.”

The Arkados solutions were featured in the following demonstrations, discussions, and displays at the HomePlug Powerline Technology Conference:

■
devolo AG, the dominant market leader in Europe for PLC solutions uses Arkados chips for their dLAN Audio Extender; a Virtual Audio Driver for Microsoft® Windows® combined with an Arkados PLC receiver that allows users to play music from their PC, and stream music to any room in their house. These products are now for sale throughout Europe.

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

■
GigaFast, one of the leading HomePlug ODMs, is using Arkados chips for components of a whole-house audio system that consists of audio transmitters that connect to the sound source (cd player, tape deck, MP3 player, etc.), and play synchronized whole-house music to up to four audio receivers.

Additionally, Arkados introduced its new ArkTIC Integrated Module (“AiM”). This is a system inline package (SiP) which combines the AI-1100 system-on-chip with all the logic, circuit and memory necessary to design a multi-media transmitting or receiving device over power line.  The integrated module allows companies to design custom HomePlug products with speed and cost efficiency.

We anticipate growth of product revenues, much of which will be recognized in the later half of calendar year 2008 in line with the product introductions as described above.

We have not had significant revenue from operations since inception and, as of November 30, 2007, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2007, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman’s wife and another director, Kathryn Typaldos and $45,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to November 30, 2007, we raised an additional $855,000 in cash.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

We require additional funding for the expansion of our research and development efforts, expansion of our management team and sales and marketing organization, and to fund product commercialization efforts.  In March, 2007, we acquired the assets of Aster Wireless, Inc., retained four of their engineering staff as employees and one person as a consultant, which significantly added to our engineering capability and skill sets.  The acquisition has added approximately $45,000 of monthly operating expenses and no material revenue.

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

Results of Operations

For The Three Months Ended November 30, 2007

During the three month period ended November 30, 2007, we had total revenue of $330,000 compared to $17,000 for the same period in 2006.  About $78,000 of the revenue recognized in the second quarter of 2008 was for chip sales into the audio market.  Another $250,000 of revenue was related to development agreements with two customers.  As of November 30, 2007, there was approximately $184,000 in backlog.  Total operating expenses for the three month period ended November 30, 2007 were $1,518,000 compared to total operating expenses for the same period in 2006 of $1,521,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt, our interest expense increased during the three month period as well from $174,000 in 2006 to $286,000 in 2007.

For The Six Months Ended November 30, 2007

During the six month period ended November 30, 2007, we had total revenue of $381,000 compared to $24,000 for the same period in 2006.  About $104,000 of this revenue was for chip sales into the audio market.  Another $275,000 of revenue was related to development agreements with four customers.  Total operating expenses for the six month period ended November 30, 2007 were $2,472,000 compared to total operating expenses for the same period of 2006 of $2,969,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  The favorable variance of $197,000 for the six months, year over year, was primarily a result of the expense for the issuance of stock for services which occurred in the first quarter of 2007 and not in 2008, offset by higher costs for stock compensation expense and increased personnel costs related to new hires and the effect of the employees added as part of the Aster acquisition.  As a result of the increase in outstanding debt, our interest expense increased during the three month period as well from $316,000 in 2006 to $550,000 in 2007.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of equity investments and the private placement of debt securities, coupled with warrants and related party loans. We do not have any significant sources of revenue from our operations. No assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have depended, in part, upon loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any additional loans to us.  If we are not able to raise capital in the near term we will have to curtail our operations and our business and potential value could be substantially impaired.

During the six month period ended November 30, 2007, we borrowed $855,000 on an unsecured basis from affiliates of the Company’s Chairman and two non-employee directors that has since been converted to additional 6% Secured Debentures and related warrants.  There can be no assurance that our efforts to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At November 30, 2007, we had $55,000 in cash and negative working capital of $4.6 million, compared to $406,000 in cash and negative working capital of $2.7 million at May 31, 2007. The decrease in working capital was primarily due to the use of cash to support operating activities and the increase in accrued liabilities in related party borrowings during the first half of the year.

Our present material commitments are the compensation of our employees, including our executive officers, payment of $1,066,550 of convertible debt due June 30, 2008 and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2007.

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

We issued $9,283,461 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to December 31, 2007.  The documents related to these securities, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors. We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of November 30, 2007, we have failed to make payments totaling $ 192,675 due to Mr. Logvinov, comprised of an unpaid bonus, salary and expenses.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2007 and  unaudited condensed consolidated financial statement for the three and six months ended November 30, 2007 were prepared under the assumption that we will continue as a going concern for the year ending May 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

In January 2007, we hired a full-time CFO; one of her priorities is to review and remediate our disclosure controls. This is in response to a past issue where our management determined, in connection with their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, that such procedures were not effective to ensure that information required to be disclosed by us was recorded, processed and reported within the time periods specified in the SEC’s rules and forms. In addition, major efforts will be undertaken in fiscal 2008 to put in place appropriate policies and procedures to ensure that the Company is prepared to comply with the rules under the Sarbanes-Oxley Act. Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

In previous years, we identified material weaknesses in our disclosure controls and procedures. In addition, we may experience additional material weaknesses in the future. Any material weaknesses in our disclosure controls and procedures or our failure to remediate such material weaknesses could result in a material misstatement in our financial statements not being prevented or detected and could affect investor confidence in the accuracy and completeness of our financial statements, as well as our stock price.

In previous years, we identified material weaknesses in our disclosure controls and procedures relating to our lack of sufficient internal accounting personnel necessary to ensure that adequate review of our financial statements and notes thereto is performed in a timely manner. During 2007, we hired a full-time CFO and we were able to implement disclosure controls and procedures sufficient to eliminate the weaknesses we had identified.  Material weaknesses in our disclosure controls and procedures could result in material misstatements in our financial statements not being prevented or detected. Any material weakness could affect investor confidence in the accuracy and completeness of our financial statements, which in turn could harm our business and have an adverse effect on our stock price and our ability to raise additional funds.

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

In our short history, we have not reported an operating profit and do not expect to report a profit in the near future, if at all. We have experienced losses from operations since inception. Losses are likely to continue, and may cause volatility in our stock price.

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

Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets.  We e will incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

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

Regulation in certain regions of the world (Japanas an example), which limits our international market.

Our powerline communication products are designed to operate on frequencies that are currently restricted by government regulations in certain areas of the world, Japanas an example. As a result, our semiconductors cannot be used in products used in such areas at this time. The international market will remain limited unless the existing regulations are changed or until we develop products that can operate within the constraints imposed by the existing regulations.

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

We expect that the main growth in our product demand will be driven by the consumer digital entertainment electronics market. We are focusing on audio/video transmission and distribution products for the in-home use. We expect the consumer digital market to expand; however, our strategy may not be successful. Given current economic conditions in the United Statesand internationally, as well as the large installed base of consumer electronics products, consumer spending on home electronic products may not increase as expected. In addition, the potential decline in consumer confidence and consumer spending could have a material adverse effect on our business.

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

In powerline communications, our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic Gigle Semiconductor, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, TexasInstruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our technology, applications, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. In some cases, patent applications have been deemed abandoned because we lacked adequate financial resources to promptly prosecute the applications. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated. Also, the laws of some foreign countries may not protect our intellectual property as much as the laws of the United States.

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

Pending litigation.

We have reported that three former officers of Enikia, LLC (one former officer holds Enikia’s membership interest as a result of his exercise of options and the other two held options to purchase such interests, and Enikia, LLC being the company from which we indirectly acquired patents and other assets relating to our planned products), have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia’s former legal counsel, Miletos, Inc., Arkados and us. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al. , and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). In August 2007 the Superior Court entered an order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from the case and ordered to attend binding arbitration of the claims against them pursuant to the Enikia operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).”  We expect plaintiffs to file the arbitration in the first quarter of 2008 and the dispute will be arbitrated with possible court litigation and appeals to follow.   We cannot predict what impact the Superior Court decision will have on our company, or the impact of an arbitration and an arbitration decision assuming plaintiffs file the arbitration. ,

Obligation to license certain intellectual property rights.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board, and to be timely in such filings.  If we fail to remain current on our reporting requirementsor file late three times in 12 calendar months, our stockcould be removed from the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in our subsidiary’s merger with Aster Wireless in March 2007 will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933(as amended effective February 15, 2008), beginning February 15, 2008, unless they are affiliates, are free of any restrictions on the resales of their shares.  Rule 144 has been amended effective February 15, 2008 to reduce the minimum holding period for non-affiliates of company’s like ours that file periodic reports under the Securities Exchange Act of 1934.  The amendments to Rule 144 also substantially eliminates burdens such a filing notices sale for non-affiliated holders.  The amendments to the Rule are applicable to the purchasers of securities prior to the effective date of the amendments.

Provisions contained in outstanding secured convertible debentures provide holders a greater share in the proceeds of a cash sale or merger than the amount of the outstanding debt.

Certain provisions of $9,283,461 outstanding 6% Secured Debentures require the redemption of such debentures and the warrants issued in connection with the sale of the debentures in the event of a cash sale of our business or cash merger that would give the debenture holders a return substantially greater than the outstanding debt and interest.  Such payments would be made before cash could be distributed either to general creditors or the holders of our common stock.  The sale of these debentures has been the principal source of our working capital since December 2005 and no authorization on the part of our stockholders is require for our continuing to issue these securities.  Although we have sought and continue to seek equity financing to replace the sale of these securities as our primary source of working capital, we have not been able to do so and there is no assurance that we will be able to do so in the future.

Item 3.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 30, 2007. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of November 30, 2007.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos’) merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but discussions about settlement with plaintiffs’ counsel occurred several months ago but did not result in a settlement. Whether or not any future discussions lead to a settlement, the resolution of this litigated matter could require a significant amount of our management’s time and is detrimental to our business. Plaintiff Dillon, a holder of membership interests in Enikia and the other plaintiffs that hold options to acquire Enikia interests allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages. We believe claims against the Company are wholly without merit and we intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.  In August 2007 the Superior Court entered an Order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from the case and ordered to attend binding arbitration of the claims against them pursuant to the Enikia operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).” We expect plaintiffs to file the arbitration in the first quarter of 2008 and the dispute will be arbitrated with possible court litigation and appeals to follow.   We cannot predict what impact the Superior Court decision will have on our company, or the impact of an arbitration and an arbitration decision assuming plaintiffs file the arbitration.

The outcome of any arbitration and/or court litigation is inherently uncertain and we are required under our certificate of incorporation, bylaws and employment agreements to indemnify our officers and directors for certain liabilities, including the cost of defending litigation brought against them in their capacity as such. A portion of our indemnification liability is insured.

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

ARKADOS GROUP, INC.

Dated: January 14, 2008	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Barbara Kane-Burke
Barbara Kane-Burke, Chief Financial Officer
(Principal Financial and Accounting Officer)