Form 10QSB
period 2008-02-29
ARKADOS GROUP, INC.
filed 2008-04-14
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: There were a total of 26,112,221 shares of the registrant’s common stock, par value $0.0001 per share, outstanding as of April 14, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I. FINANCIAL INFORMATION

Arkados Group, Inc.

Quarterly Report on Form 10-QSB
Quarter Ended February 29, 2008

Table of Contents

PART I	FINANCIAL INFORMATION	PAGE

ITEM 1.	FINANCIAL STATEMENTS

	Balance Sheet as of February 29, 2008 (UNAUDITED)	3

	Statements of Operations – Cumulative During the Development Stage (March 24, 2004 to February 29, 2008) and for the Three and Nine Months Ended February 29, 2008 (UNAUDITED)	4

	Statements of Cash Flow – Cumulative During the Development Stage (March 24, 2004 to February 29, 2008) and for the Nine Months Ended February 29, 2008 (UNAUDITED)	5

	Notes to Interim Financial Statements (UNAUDITED)	6 - 21

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS	22 - 44

ITEM 3.	CONTROLS AND PROCEDURES	45

PART II

ITEM 1.	LEGAL PROCEEDINGS	46

ITEM 6.	EXHIBITS	46

SIGNATURES		47

EXHIBITS		48

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
February 29, 2008
Assets
Current assets
Cash	$37,073
Accounts receivable	32,380
Inventory	26,986

Total current assets	96,439

Equipment, net	41,771

Deferred financing expenses, net	1,008,851

Intangible assets, net	313,128

Other assets	44,126

$1,504,315

Liabilities and Stockholders' Deficiency

Current liabilities:
Accrued expenses and other liabilities	$2,002,999
Related Party Payable	21,515
Note Payable	50,000
Current portion convertible debentures	10,757,763
Payroll taxes and related penalties and interest payable	936,906

Total current liabilities	13,769,183

Convertible Debentures	—

Commitments & contingencies	—

Stockholders' deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized 26,112,221 issued and outstanding	2,611
Additional paid-in capital	17,529,780
Treasury stock	(16,000)
Accumulated Deficit during Development Stage	(29,781,259)
Total stockholder's deficiency	(12,264,868)
$1,504,315
The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2007	For the Three Months Ended February 29, 2008	For the Nine Months Ended February 28, 2007	For the Nine Months Ended February 29, 2008	Cumulative during the Development Stage (March 24, 2004 to February 29, 2008)
Net Sales	$63,920	$260,599	$87,642	$641,162	$1,718,574

Cost of Goods Sold	37,094	51,054	54,019	225,014	1,000,833

Gross Profit	26,826	209,545	33,623	416,148	717,741

Research and Development Expenses	372,841	516,355	1,406,512	1,519,505	6,084,506
General and Administrative Expenses	569,222	666,907	2,505,108	2,135,765	14,059,823

Net Loss From Operations	(915,237)	(973,717)	(3,877,997)	(3,239,122)	(19,426,588)

Other Income (Expenses):	—	—	—	—	—

Interest Income (Expense)	(178,974)	(361,871)	(495,082)	(911,730)	(2,425,900)

Net Loss Before Income Taxes	(1,094,211)	(1,335,588)	(4,373,079)	(4,150,852)	(21,852,488)

Provision for Income Taxes	—	(400,149)	—	(400,149)	(400,149)

Net Loss	$(1,094,211)	$(935,439)	$(4,373,079)	(3,750,703)	(21,452,339)

Net loss per share
- Basic and diluted	$(0.04)	$(0.04)	$(0.17)	$(0.14)

Weighted Average of Common Shares Outstanding
- Basic and diluted	25,003,657	26,104,721	24,873,536	26,091,221

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28, 2007	For the Nine Months Ended February 29 2008	Cumulative During the Development Stage (March 24, 2004 to February 29, 2008)
Cash Flows From Operating Activities

Net Loss	$(4,373,079)	$(3,750,703)	$(21,503,992)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	147,361	396,191	937,423
Common stock and warrants issued for services	702,830	530,577	7,246,012
Warrants and beneficial conversion rights with debt	293,568	1,064,495	2,421,218
Accounts Receivable	(54,669)	84,686	(32,380)
Inventory	(31,100)	7,348	(26,986)
Deferred Expenses	—	218,633	(50,518)
Prepaid and Other assets	112,270	8,470	(49,150)
Related Party Payable	—	21,515	21,515
Payroll Taxes and related penalties and interest payable	—	—	(22,916)
Accounts Payable and accrued expenses	377,321	1,209,439	1,177,517
Net Cash Provided by (Used) in Operating Activities	(2,825,498)	(209,349)	(9,882,257)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(1,712)	(540)	(135,429)
Net Cash Used in Investing Activities	(1,712)	(540)	(135,429)
Cash Provided by Financing Activities
Loan payable - related party	—	—	1,399,026
Note Payable	—	50,000	50,000
Debt discount	(293,568)	(1,064,495)	(1,935,632)
Contribution of capital	—	—	1,232,646
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	—	—	(344,256)
Issuance (repayment) of Debentures	3,788,471	855,000	9,533,461
Repayment of related party debt	(446,406)	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	3,048497	(159,495)	10,054,474
Net (Decrease) Increase in Cash	221,287	(369,384)	36,788
Cash, beginning of the period	—	406,457	285
Cash, end of the period	$221,287	$37,073	$37,073

Supplemental cash flow information
Cash paid for interest	$—	$1,136
Cash paid for taxes	$—	$—
Conversion of Interest Payable to Debt	$263,431	$500,116

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three and Nine Months Ended February 29, 2008 and 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, "the HomePlug Applications Company," delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company's system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company's versatile and programmable ArkTIC™ platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $21 million since inception including a net loss in excess of $6 million for the year ended May 31, 2007 and $3.8 million for the nine months ended February 29, 2008.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at February 29, 2008 and May 31, 2007 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation – The consolidated financial statements include the accounts of Arkados Group, Inc. and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

e.
Reclassification – Certain amounts have been reclassified to conform to the current period’s presentation.  The allocation of costs between Research & Development Expenses and General Administration Expenses has been changed to incorporate all costs of Research & Development including personnel costs, facility cost, and direct research costs for parts and services.  Formerly, only direct research expenses for parts and services were included under the caption “Research and Development Expenses”.  These reclassifications had no effect on previously reported net earnings.

f.
Revenue Recognition – The Company derives revenues from two sources – sales of products and revenues from services in the form of custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. For sales related to development, the Company has recorded revenues pursuant to a number of long term development contracts. The revenues are earned and recorded based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete its obligation to fulfill the terms of such long term contracts and compares such costs to the expected revenues to be earned to ensure that estimated losses are recorded on a timely basis.

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

In December 2007, the Company sold $4,967,706 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007 were $400,139.  This amount has been recorded as a tax benefit in the consolidated statements of operations in 2008. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) - In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of February 29, 2008.

j.
Stock Options –.  The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $130,996 and $ 517,076, respectively, in additional compensation expense during the three months and nine months ended February 29, 2008.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	February 29, 2008	February 28, 2007
Risk free interest rate	2.78%	5.125%
Expected life	5 years	4 years
Dividend rate	0.00%	0.00%
Expected volatility	99.00%	64.74%

k.	New Accounting Pronouncements

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

All other new accounting pronouncements have been deemed not to be relevant.

NOTE 3 – REVENUE RECOGNITION

During the three and nine month periods ended February 29, 2008, the Company sold and delivered approximately $54,000 and $159,000, respectively, of chips to customers.  In addition, during the three and nine month periods ended February 29, 2008, the Company recognized revenues related to development contracts in the amounts of approximately $207,000 and $482,000.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

In October 2007, the Company entered into a strategic collaboration with MainNet Communications, Ltd. to create commercial hardware and software solutions for Smart-Grid applications.  Subject to the terms of the agreement and the completion of certain milestones, MainNet is expected to pre-pay up to $500,000 for the delivery of Arkados solutions in calendar year 2008.  The details of the collaboration include a financial arrangement that provides discounts to MainNet if it purchases 600,000 Arkados 200Mb/s chipsets (HomePlug AV) over the next three years.

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

A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $13,927 and has been recorded as interest expense for the quarter ended February 29, 2008.

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

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006.  The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, initially payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007.  In January 2007, the 6% Secured Debentures were amended to provide that interest payable on January 1, 2007 and July 1, 2007 would be added to principal.  These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006.   The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s two wholly-owned operating subsidiaries.  The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for the three month period ending February 29, 2008.

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

On December 15, 2007, this related party debt was converted to additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures.  Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723, respectively for 402,353 short and 402,353 long term warrants issued with these 6% Secured Debentures.

The amortization recorded attributed to all the debt discounts amounted to $88,323 and has been recorded as interest expense for the quarter ended February 29, 2008.

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

The Company also agreed to amend the 10,065,210 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the 804,706 new warrants issued December 15, 2007 by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act.

During the 3rd quarter of 2008, a deferred expense was recorded in the amount of $774,789 for the extension of the expiration date of the warrants to December 28, 2012.  The amortization recorded was $51,653 and has been recorded as interest expense for the quarter ended February 29, 2008.

As of February 29, 2008, there was a total of $10,047,008 in principal amount, including interest converted to debt totaling $763,547, of the 6% Secured Debentures and 10,869,916 warrants outstanding.

Other Obligations - As a consequence of the Company raising an aggregate of $3 million of financing since June 2004, pursuant to the Company's May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005. While the deferred salary of $91,875 has been paid, the bonus of $65,333 remains outstanding. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until May 31, 2007.  The Company’s failure to pay this bonus and other amounts due under the employment agreement gives the chief executive the right to terminate the agreement and continue to receive salary at the annual rate of $300,000 for twelve months following the date of such termination.

The Company has authorized the issue and sale of 6% Subordinated Notes due August 15, 2008 in the aggregate principal amount of not more than U.S. $500,000.  On February 14, 2008, $50,000 was received as part of this Subordinated Note.

Included in accrued expenses and other liabilities as of February 29, 2008 is unpaid accrued payroll of $494,125 (which includes one and one-half unpaid semi-monthly payroll for non-executive employees in the amount of $107,333 and approximately seven months of unpaid executive payroll in the amount of $386,792), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $68,000 due to executive officers.  As of March 31, 2008, the Company had accrued and unpaid aggregate payroll of $622,000.

Related Party Activities - As of February 29, 2008, the Company has reported a related party payable in the amount of $21,515 which represents funds that were advance to the Company by one of the Officers of the Company.

In aggregate, $3,784,448 of the $10,047,008 of 6% Secured Debentures is held by related parties.

NOTE 5 – PAYROLL LIABILITIES

On January 17, 2006, the Company paid an aggregate of $873,993 of payroll liabilities of the company from which it acquired assets in 2004 at a public foreclosure sale, representing all of the fiduciary funds due. The Company had agreed to pay up to $1.2 million of such liabilities and accrued an additional $600,000 in the event there were any additional claims related to interest and penalties pursuant to its 2004 merger agreement.  Currently, there is $937,000 still recorded on the Company’s books as due and outstanding for the federal and state tax authorities for penalties and interest under such agreement.  The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies or the statute of limitation has expired, the Company has elected to keep the liability on its books.

NOTE 6 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants as extension fees in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R "Accounting for Stock-Based Compensation" (“SFAS 123").

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	2,684,000	0.31
Exercised	—	—
Expired or cancelled	325,000	0.97
Outstanding at February 29, 2008	14,894,048	$0.49

Information, at date of issuance, regarding stock option grants during the period ended February 29, 2008 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 29, 2008
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	2,684,000	$0.31	$0.23
Exercise price is less than market price	—	$—	$—

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $130,996 and $466,803, respectively, of compensation for options vested / earned in the three and nine month periods ended February 29, 2008 for employees.  In addition, 190,000 options were awarded to three service providers; an expense in the amount of $2,646 and $50,274 was recognized in the three and nine months ended February 29, 2008 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2007	9,048,240	$0.885	*
Granted	1,821,676	0.850
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 29, 2008	10,869,916	$0.820

* The weighted average exercise price at the end of May 31, 2007 including the effect of the exercise price long term warrants changing from $1.00 to $0.85 would have been $0.82.

Information, at date of issuance, regarding warrant grants during the period ended February 29, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 29, 2008
Exercise price exceeds market price	1,821,676	$0.85	$0.22
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

NOTE 8 – SUBSEQUENT EVENTS

On April 2, 2008, we entered into a Waiver and Amendment Agreement with the holders of 94.48% (the “Consenting Holders”) of $9,283,461.09 issued principal amount of 6% secured convertible debentures due December 28, 2008 (the “Debentures”).  Pursuant to the Waiver and Amendment, the Consenting Holders agreed to waive all potential defaults caused by our not making a scheduled interest payment of approximately $263,000 which became due under the terms of the Debentures (as previously amended) on March 3, 2008.  The Consenting Holders agreed to add the interest due to principal and make such a waiver in exchange for the Company issuing additional Debentures equal to 10% of the principal amount of the Debentures held by the Consenting Holders (after adding the past due interest to principal).

From March 1, 2008 through April 11, 2008, the Company’s Chairman loaned the Company $59,000.  This advance is due on demand and the Company is discussing converting these advances into a longer term investment; however there can be no assurance that such an agreement can be reached.  In addition, there can be no assurance that the Chairman or any affiliate will make additional advances to the Company to assist it in meeting its short-term obligation.

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

Background

Arkados is a development stage company that designs, develops, markets and supplies technologies and solutions enabling broadband communications and digital media distribution over standard electricity lines. We have made announcements marking the beginning of our transition from a research and development entity to a commercial enterprise as further described below.

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

Our highly integrated semiconductors form the basis for bridging and converging products designed for the home networking and broadband communications markets with existing and new consumer electronic products such as stereo systems, television sets, intercoms and personal iPods®.  Products that use our semiconductors are easy-to-install and easy-to-use since they create connectivity through the electrical outlets and electrical wires already in use. We are designated as a “fabless” semiconductor company since we design semiconductors without owning a fabrication facility but we offer value to out customers by providing hardware and software as a complete design solution that allows our customers to build devices that will distribute audio, video, voice, and data content throughout the whole house, building or smart-grid infrastructure.

Arkados recently added to its product portfolio by offering a license to an implementation of the 802.15.3b Wireless Multimedia MAC.  The license is available to any developer interested in jumpstarting their development process, and bringing digital home multimedia products to market more quickly.

Arkados is a member of an international alliance of over seventy companies called the “HomePlug Powerline Alliance”. The mission of the Alliance is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados solutions leverage the benefits of HomePlug Powerline Alliance technology specifications and can also be used for in-building and to-the-home (BPL) applications.

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

Our customers have now brought consumer products incorporating our chip solutions to market in several areas of the world. Our solutions form the engine of products for the audio market being marketed by the German company devolo AG.  devolo audio adapters, which transmit audio over household power lines, are currently in retail stores throughout Europe. We also provide the underlying technology for an iPod-based whole-house audio system from IOGEAR, which is coming to market in the near future in the U.S. and other parts of the world.  This product has already won a major award, having been one of only 15 products (out of over 20,000) to receive G4 Television’s CES 2008 “Best of the Best” product award. We have also announced customers such as audio system manufacturer Russound, powerline networking specialist GigaFast, and smart-grid application companies such as MainNet and Corporate Systems Engineering.

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

Our solutions have been shown in a number of public venues, including the 2008 International Consumer Electronics Show (where we received G4 Television’s “Best of the Best” award), the 2007 HomePlug Powerline Technology Conference, the Electronic House Expo (EHX), Net-at-Home, the 2007 HomePlug European Executive Seminar, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Russound, Tatung, and Zylux. Many of these companies are suppliers to top tier brands in the marketplace. Several of these relationships, among others, have progressed into sales of chips, software development services, and other related revenue.

We have also been involved with our customers in a number of projects relating to Broadband Over Powerline and Smart Grid trials in several areas of the world. We have worked with them to design and implement a variety of products for this marketplace.

In support of our semiconductor and software solutions, we announced a number of reference designs that are designed to assist our customers in building end-user products. Our current reference designs are divided into two series: Direct-to-Speaker™ reference designs for audio solutions, and Vid-Quick™ reference designs for video solutions.  The HomePlug Powerline Alliance has certified our reference design for an iPod dock and a standalone Internet Radio, as well as two consumer-related products based on Arkados solutions. Each passed the alliance's 266-point audit, earning HomePlug certification. These products focus on easy-to-use ways to build whole-house synchronized music systems for a fraction of the cost of dedicated installations.

Those reference designs targeted for audio include the following solutions: The HomePlug-certified Arkados Direct-to-Speaker MFi iPod Dock creates whole-house music from the world’s most popular digital music player; The Arkados Direct-to-Speaker Audio Receivers, derivatives of which were HomePlug certified by GigaFast, receive audio content and can display data (such as song title and artist information) and relay controls sent to the music source from any location; The Arkados Direct-to-Speaker Internet Radio is a HomePlug certified reference design that can tune into internet radio stations without the use of a computer; The Arkados Direct-to-Speaker Virtual Audio Driver, a derivative of which was HomePlug certified by our customer devolo AG, runs on Windows® platforms and adds an audio device driver, allowing users to transport audio to locations around the whole house.  In addition, since the Arkados Direct-to-Speaker™ Virtual Audio Driver has been through the Windows Hardware Quality Labs (WHQL) process to ensure that it meets Microsoft’s standards of quality for software drivers, the software components of the Virtual Audio Driver solution will carry the “Designed for Microsoft® Windows®” logo.

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

Since May 2007, Arkados has been awarded three new patents, and we have also filed two new applications filed during the nine months of 2008.  Additionally, our new offering of a license to our implementation of a wireless 802.15.3b MAC is consistent with our company’s goals to be a solution provider for in-home multimedia content distribution. Developers can use it with many different wired and wireless PHYs, and can be adapted for multi-Gbps 60GHz RF (803.15.3c), potentially allowing networking under one protocol with a single controller.

During the first nine months of 2008, Arkados recognized revenue of approximately $159,000 from chip sales.  The chips are to be used in consumer audio and energy management products.  Another $482,000 was recognized as revenue according to the terms of several long-term development contracts. In addition, there was $185,000 in backlog as of February 29, 2008.

We have continued to gain significant industry presence through numerous engagements at industry conferences such as the 2008 International Consumer Electronics Show (CES), the 2007 HomePlug Powerline Technology Conference, Europe’s Net-at-Home in Nice, France, and the 2007 HomePlug European Executive Seminar.

At CES 2008, Arkados showcased its HomePlug system-on-chip and software solution inside the IOGEAR Powerline Stereo System, expected to launch later this year. The IOGEAR system consists of an iPod® dock that is used as an audio source to distribute synchronized music to up to four different receivers, creating whole-house music at a fraction of the cost of dedicated installed systems. During the conference, the Arkados platform was discussed and broadcast live on G4 television. These discussions, which centered on the various products Arkados solutions can enable including those coming from IOGEAR and Tatung, were presented with an award in a ceremony hosted by Comcast CEO Brian Roberts. Of the twenty-thousand products introduced at CES 2008, the Arkados' HomePlug platform was named as one of only five products in the Hardcore Tech category of G4’s “Best of the Best of CES” awards, and was later featured in a discussion of the awards which featured representatives from CNET, Iconoculture, Maxim Magazine, Wired magazine, and G4 television hosts.

Arkados participated in the exhibit of the HomePlug Powerline Alliance which featured other applications that can make use of Arkados solutions, such as surveillance video, IPTV, home networking, command and control, Internet sharing, online gaming, energy management & home automation, and broadband powerline access.

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

The Arkados solutions were featured in the following demonstrations, discussions, and displays at the HomePlug Powerline Technology Conference:

■
devolo AG, a leading PLC solutions provider to Europe, uses Arkados chips for their dLAN Audio Extender; a Virtual Audio Driver for Microsoft® Windows® combined with an Arkados PLC receiver that allows users to play music from their PC, and stream music to any room in their house. These products are now for sale throughout Europe.

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

■
Tatung, a global consumer electronics manufacturer, is displaying their new Arkados-powered audio transmitter and a receiving unit with embedded audio power amplifiers, which drives Tatung's hi-fidelity, high-efficiency speakers that can be placed anywhere in the house.

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

We have not had significant revenue from operations since inception and, as of February 29, 2008, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to February 29, 2008, we raised $855,000 in cash from advances that were satisfied by issuing %6 secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

We require additional funding to finance inventory, support operations for the expansion of our research and development efforts, and the expansion of our management team and sales and marketing organization. In March, 2007, we acquired the assets of Aster Wireless, Inc., retained four of their engineering staff as employees and one person as a consultant, which significantly added to our engineering capability and skill sets.  The acquisition has added approximately $45,000 of monthly operating expenses and no material revenue.

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

Results of Operations

For The Three Months Ended February 29, 2008

During the three month period ended February 29, 2008, we had total revenue of $261,000 compared to $64,000 for the same period in 2007.  About $54,000 of the revenue recognized in the third quarter of 2008 was for chip sales into the audio market.  Another $207,000 of revenue was related to development agreements with three customers.  As of February 29, 2008, there was approximately $185,000 in backlog.  Total operating expenses for the three month period ended February 29, 2008 were $1,183,000 compared to total operating expenses for the same period in 2007 of $942,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  Approximately, $110,000 of the $241,000 increase was related to the effect of the Aster acquisition.  As a result of the increase in outstanding debt, our interest expense increased during the three month period as well from $179,000 in 2007 to $362,000 in 2008.

For The Nine Months Ended February 29, 2008

During the nine month period ended February 29, 2008, we had total revenue of $641,000 compared to $261,000 for the same period in 2007.  About $159,000 of this revenue was for chip sales into the audio market.  Another $482,000 of revenue was related to development agreements with four customers.  Total operating expenses for the nine month period ended February 29, 2008 were $3,655,000 compared to total operating expenses for the same period of 2007 of $3,912,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  The unfavorable variance of $257,000 for the nine months, year over year, was primarily a result of increased personnel costs related to new hires and the effect of the employees added as part of the Aster acquisition and higher costs for stock compensation expense offset by expenses for the issuance of stock for services which occurred in the first quarter of 2007 and not in 2008.  As a result of the increase in outstanding debt, our interest expense increased during the nine month period as well from $495,000 in 2007 to $912,000 in 2008.

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

During the nine month period ended February 29, 2008, we issued $855,000 of secured convertible debentures and warrants to related parties  There can be no assurance that our efforts to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

At February 29, 2008, we had $37,000 in cash and negative working capital of $13.7 million, compared to $406,000 in cash and negative working capital of $2.7 million at May 31, 2007. The decrease in working capital was primarily due to the use of cash to support operating activities and the movement from long-term to short-term of all of the secured 6% convertible debentures during the first nine months of the year.

Our present material commitments are the compensation of our employees, including our executive officers (of which $494,125 remains past due at February 29, 2008) payment of $1,066,550 of convertible debt due June 30, 2008, payment of convertible debt due, with interest at the annual rate of 6%, on  December 28, 2008 , and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.  There was $10,407,008 principal amount of convertible debt outstanding on February 29, 2008 which, because of a 10% penalty issuable to the holders of the debt in exchange for their agreement to capitalize a cash interest payment of approximately $270,000 due February 1, 2008, increased to $11,051,709 as of April 2, 2008.  Our lack of working capital has constrained and can be expected to continue to constrain all aspects of our operations.  As design solutions are completed for existing customers, our need to finance the purchase of chip inventory will increase.  If we are unable to finance the purchase of chip inventory, we will not be able to fulfill sale commitments and will not be able to recognize revenue on firm orders; such failures will have an adverse impact on our important technical relationships and future marketing efforts.  In additional to general efforts to raise capital to support our operations, we will explore arrangements specifically relating to inventory that may be costly (in the case of a factoring arrangement), require the consent of holders of secured debt and may involve the licensing of technology in exchange for manufacturing services.

We continue to seek financing to meet the commitments either in the form of the sale of equity, additional secured or unsecured debt and any combination of the foregoing.  There is no assurance sufficient financing to meet these commitments will be available, and, if they are not met, our business could be suspended or, upon a material default in our obligations to the holders of our convertible secured debt, face the acceleration of our obligations and the seizure of our assets to satisfy the debt.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 29, 2008.

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

Risks Related to Our Financial Condition

Dependence on financing.

Since we are not generating significant revenue we are dependent on outside sources of financing. We have financed our operations by offering convertible debt (secured and unsecured) securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from affiliates of our Chairman of the Board. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.  If we default on our obligations to secured debt holders, our assets could be seized and sold or retained to satisfy such obligations.

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

We issued $9,283,461 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to December 31, 2007.  Due to the capitalization of interest payments and the issuance of additional principal as a penalty, the principal amount of the Debentures outstanding on April 1, 2008 was $11,051,709. The documents related to these securities, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in, we may from time to time lose key employees to certain of our competitors.  We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of February 29, 2008, we have failed to make payments totaling $ 226,600 due to Mr. Logvinov, comprised of an unpaid bonus, salary and expenses.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.  As of February 29, 2008, we owe $494,125 in payroll to all officers and other employees, including Mr. Logvinov.  Our failure to satisfy these obligations creates a morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2007 and  unaudited condensed consolidated financial statement for the three and nine months ended February 29, 2008 were prepared under the assumption that we will continue as a going concern for the year ending May 31, 2008. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

Pending litigation.

We have reported that three former officers of Enikia, LLC (one former officer holds Enikia’s membership interest as a result of his exercise of options and the other two held options to purchase such interests, and Enikia, LLC being the company from which we indirectly acquired patents and other assets relating to our planned products), have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia's former legal counsel, Miletos, Inc., Arkados and us. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al. , and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). In August 2007 the Superior Court entered an order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from the case and ordered to attend binding arbitration of the claims against them pursuant to the Enikia operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).”  The arbitration has been filed in the first quarter of 2008 and the dispute will be arbitrated in the next few months, with possible court litigation and appeals to follow.  We cannot predict what impact the Superior Court decision will have on our company, or the impact of an arbitration and an arbitration decision.  The outcome of any arbitration and/or court litigation is inherently uncertain and we are required under our certificate of incorporation, bylaws and employment agreements to indemnify our officers and directors for certain liabilities, including the cost of defending litigation brought against them in their capacity as such. A portion of our indemnification liability is insured.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in our subsidiary’s merger with Aster Wireless in March 2007 will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933 (as amended effective February 15, 2008), beginning February 15, 2008, unless they are affiliates, are free of any restrictions on the resales of their shares.  Rule 144 has been amended effective February 15, 2008 to reduce the minimum holding period for non-affiliates of company’s like ours that file periodic reports under the Securities Exchange Act of 1934.  The amendments to Rule 144 also substantially eliminates burdens such a filing notices sale for non-affiliated holders.  The amendments to the Rule are applicable to the purchasers of securities prior to the effective date of the amendments.

Provisions contained in outstanding secured convertible debentures provide holders a greater share in the proceeds of a cash sale or merger than the amount of the outstanding debt.

Certain provisions of the $11,051,709 principal amount outstanding 6% Secured Debentures require the redemption of such debentures and the warrants issued in connection with the sale of the debentures in the event of a cash sale of our business or cash merger that would give the debenture holders a return substantially greater than the outstanding debt and interest.  Such payments would be made before cash could be distributed either to general creditors or the holders of our common stock.  The sale of these debentures has been the principal source of our working capital since December 2005 and no authorization on the part of our stockholders is require for our continuing to issue these securities.  Although we have sought and continue to seek equity financing to replace the sale of these securities as our primary source of working capital, we have not been able to do so and there is no assurance that we will be able to do so in the future.

Item 3.  Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of February 29, 2008. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of February 29, 2008.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs claim damages and allege, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos') merging into our Arkados subsidiary. We do not believe there is any merit to these claims, but discussions about settlement with plaintiffs' counsel occurred several months ago but did not result in a settlement. Whether or not any future discussions lead to a settlement, the resolution of this litigated matter could require a significant amount of our management's time and is detrimental to our business. Plaintiff Dillon, a holder of membership interests in Enikia and the other plaintiffs that hold options to acquire Enikia interests allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages. We believe claims against the Company are wholly without merit and we intend to vigorously defend against the claims against us unless the claims can be settled for nuisance value.  In August 2007 the Superior Court entered an Order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from the case and ordered to attend binding arbitration of the claims against them pursuant to the Enikia operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration in accordance with Elizabethtown Water Co. V. Watchung Square Assoc., L.L.C., 276 N.J. Super. 571, 577 (App Div. 2005).” The arbitration has been filed in the first quarter of 2008 and the dispute will be arbitrated in the next few months, with possible court litigation and appeals to follow.  We cannot predict what impact the Superior Court decision will have on our company, or the impact of an arbitration and an arbitration decision.

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

ARKADOS GROUP, INC

Dated: April 14, 2008	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Barbara Kane-Burke
Barbara Kane-Burke, Chief Financial Officer
(Principal Financial and Accounting Officer)