Form 10-K
period 2008-05-31
ARKADOS GROUP, INC.
filed 2008-09-15
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Old New Brunswick Road, Piscataway, NJ	08854
(Address of principal executive offices)	Zip code

Issuer's telephone number: (732) 465-9300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes    ☒ No

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐ Non-Accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates1 computed by reference to the price at which the common equity was last sold on September 11, 2008 was $ 4,326,233.

The number of shares of common stock outstanding as of the latest practicable date, September 12, 2008, was 30,535,147.
_______________
(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

ARKADOS GROUP, INC.
FISCAL 2008 FORM 10-K

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean Arkados Group, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

NOTE RE: FORWARD LOOKING INFORMATION

All statements in this annual report on Form 10-K that are not historical are forward-looking statements, including statements regarding our “expectations,” “beliefs,” “hopes,” “intentions,” “strategies,” or the like. Such statements are based on management’s current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward looking statements. Some of these risks are detailed in Part I, Item 1A “Risk Factors” and elsewhere in this report. We caution investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

NOTE RE: CERTAIN MARKS

This Annual Report on Form 10-K contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “®” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.  iPod® is a registered trademark of Apple Computer, Inc.  HomePlug® is a registered trademark of the HomePlug Powerline Alliance, of which Arkados is a member.

PART I

ITEM 1.	BUSINESS.

General

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our fiscal 2008 Form 10-K may also be obtained without charge by mailing a request to us at 220 Old New Brunswick Road, Piscataway, NJ 08854 or by calling us at (732) 465-9300.

Overview

Arkados provides hardware/software engines for a wide variety of products that enable high-speed digital transmission of music, movies, video, voice, and broadband data over the existing infrastructure of electrical power lines.

By combining our system-on-chip (SoC) semiconductors with software and hardware platform designs, our solutions address diverse target markets in a number of growing market categories.

Significant recent developments include our beginning the transition from development stage company by generating $855,676 of revenue in the fiscal year ended May 31, 2008, obtaining a second extension of convertible subordinated notes (now due June 30, 2009), obtaining a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and the addition of Harris Cohen to our board of directors.

We have designed our turnkey solutions to be used inside products for both consumers and industry. For example, consumer products can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions.

We are a “fabless” semiconductor company, meaning we design semiconductors without the capital requirements of owning and operating a fabrication facility.  Our semiconductors are made from our designs by independent fabricators.  We offer value to our customers by providing hardware and software as a complete design solution that allows them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

Arkados Products

Our highly integrated semiconductors provide the internet or network connections over existing electric lines for new consumer electronic products (such as stereo systems, television sets, intercoms and personal iPods®). Our solutions can also be used for bridging legacy products with newer home networking and broadband communications technologies.

Arkados’ solutions offer a completely different approach than our competitors.  Our solutions incorporate a processor and multiple interfaces into the same chip that houses HomePlug communication technology, as well as, provide application level software that runs on the chip,  We believe this “system-on-a-chip” approach provides a more cost-effective and more flexible strategy to bring products to market for our customers.

Customer-focused Product Approach

While a major component of our solutions is the ability for communication over power lines, our SoC and software provides the foundation for the full realization of a customer’s products. Our unique approach in designing our SoCs and software allows our customers great flexibility in building products, while also shortening their time-to-market and reducing their costs. For our direct customers, using Arkados solutions means they can bring sophisticated and full-featured products to market faster at a lower overall development cost by using a single standards-based platform: Arkados’ versatile and programmable ArkTIC® platform.

Arkados’ chip and software architecture was developed based upon specifications from the HomePlug Powerline Alliance standard and, unlike products from its competitors, our solutions will be extensible and scalable to HomePlug AV technology and further to IEEE1901 standards.  This product strategy allows Arkados’ customers to easily port their applications to higher speed architectures.

Excellent User Experience

Products that use our semiconductors are easy-to-install and easy-to-use since they create connectivity through the existing electrical outlets and electrical wires. For the end user, products that use Arkados solutions connect to each other by simply plugging in, while also being reliable and secure. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building consumer electronics and home-based systems, and to-the-home Broadband Powerline (“BPL”) and Smart Grid applications.

Arkados recently added to its product line by offering a license to an implementation of the 802.15.3b Wireless Multimedia MAC.  The license is available to any developer interested in jumpstarting their development process, and bringing digital home multimedia products to market more quickly.

Technology

Arkados is committed to building standards based solutions.  Currently, Arkados’ SoC are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. In the future, Arkados plans to support IEEE P1901 and ITU G.hn standards when they become available.  Arkados has been active in standards development since 2000.

System-on-Chip Semiconductors

Arkados has a number of design wins that employ our first SoC, the Arkados AI-1100, which we started marketing in Fiscal 2007.  The device supports applications such as whole-house music streaming, whole-house internet access, and can be used in IPTV set-top boxes designed to decode and display standard definition video content -- from sources as varied as surveillance cameras and YouTube -- on regular TVs throughout the home. This turnkey solution fetures a programmable MAC and an on-chip ARM 9 application processor. Its fully HomePlug 1.0 compliant MAC/PHY and Arkados extensions and software provide increased performance and future proofing.

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

Our next generation SoC, the AI-2100, will be backwards compatible with our current chip and it will feature an enhanced embedded Quality of Service (QoS) engine which supports video flows for low jitter, lip synch and low latency delivery.  Arkados’ architecture also features a programmable, flexible MAC which may be configured for unique applications or field upgradeable.  In addition, the architecture results in a reduced bill of materials (BOM), allowing the production of fully featured products at a lower cost.

Software

Today’s digital products are incomplete without an array of software components that enable both device-to-device communications and robust product features. Arkados services our customers by providing a host of software components that run directly on our chips, further eliminating development time for our customers. These software components include application-level features (such as our Direct-to-Speaker™ multi-channel audio synchronization, networking and internet, online gaming, etc.) embedded application support software (audio compression/decompression, internet radio support, GUI support, video drivers, etc.), Quality of Service engine, traffic management, and TCP/IP components.

Market Opportunities

Arkados solutions contribute to several large markets each of which is global, broad, and deep. The retail consumer electronics market, the whole-home custom installation market, the smart grid market, and the subscription services market combine to form a very broad potential base for Arkados solutions.

The following is a brief compendium of publically available quotes that echo our beliefs in the strength of Arkados’ target markets:

•	Retail Consumer Electronics for the Digital Home Market
o
ABI Research: “Total network-enabled consumer electronics and media devices shipments are expected to grow from 92 million in 2007 to nearly 460 million by 2012, exceeding the 368 million network-enabled home gateways, routers, network adapters and home network storage products shipped the same year.” (10/18/2007)

o	ABI Research: “Networked Home Audio Market to Hit $7.2 Billion by 2012” (4/17/2007)
o
Multimedia Intelligence as quoted by EETimes magazine: “By 2012, as consumer electronics manufacturers and operators gradually add IP connectivity across a broad array of equipment,” the analyst forecasts “the market for the resulting network interface semiconductors growing to nearly $2.5 billion.” They continue, “With more than 60 million IP-enabled consumer electronics devices shipped into the market in 2007, the semiconductors underlying that connectivity already represent more than $560 million in annual revenues. The total includes the media-access control (MAC), physical interface (PHY) and related support chips.” (7/2007)

o
iSuppli: “the worldwide home networking silicon total available market is expected to grow from $1.1 billion in 2007 to $3.1 billion in 2011, representing a compounded annual growth rate of approximately 29%.” (7/2007)

•	Smart-Grid and Utility Applications Market
o
From EDN Magazine: “in the electric industry alone, 500 million meters worldwide could be replaced over the next 10 years, resulting in semiconductor sales of at least $7.5 billion, according to Mark Buccini, director of strategic marketing for Texas Instruments’ microcontroller products.” And continues to say “a large number of those will be connected to a home area network, and that home network will have at least one device that can talk to the meter,” and that “the communications piece is as much as three times as big [as the $7.5B market for meters].” (6/24/2008)

o	Techno Systems Research predicts a 106.4% CAGR for SmartGrid/Broadband Powerline markets from 2005-2011. (12/2007)
•	Subscription and “over the top” Services

Many services currently available, from remotely-monitored security, to piped-in music, to health monitoring systems require costly professional installation for communication and distribution.  With the addition of a broadband pipe to the house, and the use of an in-home distribution method such as Arkados solutions provide, over-the-top (OTT) this type of solution allows the content owners to deliver the content directly to consumers.

o
The Diffusion Group: “TDG found that 40% of broadband users are watching at least an hour of video per week on the Internet. More surprising is that 30% of those are watching 25% or more of their TV online. Imagine what will happen when tens of millions of households are capable of watching broadband video on their big-screen, high-dollar, high-definition TVs and home theater systems.” (5/2008)

o
Harbor Research: “The ability to monitor, repair and control equipment remotely over the Internet….. has changed the concept of service for manufacturers in key industries around the world…..These new services represent a multi-billion dollar opportunity. Market growth is also extremely strong.”(3/2006)

The Growing Digital Home: Networked Consumer Electronics

As broadband access to the home is becoming ubiquitous, home networking and connectivity demands for digital home applications continues to grow – extending the internet, and the services that travel on it, to every corner of the house.

The promise of sending digital communications over common power lines is now being realized, and Arkados’ products serve several large and growing markets: retail consumer electronic products, whole-house audio installations, smart-grid utility company applications, broadband-over-powerline internet access, and the distribution of internet-based services.

The Arkados AI-1100 is the first HomePlug 1.0 compliant system-on-chip targeted for the retail consumer electronics market. Coupled with software to create full turnkey solutions for its customers, the Arkados AI-1100 has already received a number of design wins, and is the engine behind the creation of reasonably-priced multi-room audio and video distribution products for the retail consumer market. Products coming to market soon will feature iPod® docking stations and powered speakers that can be placed anywhere in the home, with no additional wiring needed.

As a subset of this market, the whole-house audio market category has been particularly active. Arkados’ solutions offer a way to create retail audio systems with features and functionality heretofore available only in multi-thousand dollar custom audio installations.  Arkados’ customers include Devolo AG, Channel Vision, IOGEAR, Gigafast, Tatung, and Zinwell.  Higher product volumes are expected to be realized in fiscal 2009 and customers move their products from development into the marketplace.

In addition providing the connectivity engine for these retail consumer products, Arkados provides solutions for custom and self installation high-end consumer systems. These high-end custom audio systems, which address the existing home market (expanding from their primary market target of newly constructed homes), can feature as many as 8 separate audio zones and can process a wide range of sources of audio content which can be streamed from any digital or legacy analog source.  Russound, a leading custom multi-room audio distribution system manufacturer, has selected the AI-1100 for use in its iBridge Power Dock. Arkados has received initial volume commitments and NRE’s (Non-Recurring Engineering) valued over $1.2 million from customers in this area, of which over $641,000 has been recognized through May 31, 2008.  Arkados’ chips can also power cameras, video endpoints, and sensors for other installed home systems, such as for surveillance systems.

Smart Energy and Utility Company Applications

Another large potential market for Arkados’ solutions relates to energy conservation, the “green” applications that help utility companies and their customers save both money and energy.  For example, “Smart Grid” applications (Green Energy, demand response, energy efficiency and grid modernization – i.e., reduction of carbon emissions) and home/building automation, such as controlling air conditioner thermostats remotely, represent large and attractive opportunities given today’s surging energy costs. Arkados has design wins at MainNet (which has the largest installed base of business power line solutions in the world) and Corporate Systems Engineering, with significant volumes already committed.

Services

An additional immediate potential market for the Arkados platform is for subscription music services. Its software and chips enable the distribution of Internet music services (e.g., Rhapsody, Yahoo! Music, AOL Music, Shoutcast services).  The Company is actively working on reference designs and business strategies to address this rapidly developing market.

Corporate Background

On May 24, 2004, we filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation (the “Merger”). The consideration for this Merger was 16,090,577 restricted shares of our common stock and the assumption of certain liabilities of Miletos’ predecessor and former controlling equity holders. The merger was completed according to the terms of an Agreement and Plan of Merger dated as of May 7, 2004. Miletos merged into a wholly owned subsidiary we formed for the merger which then changed its name to “Arkados, Inc.”.

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

Dependence on Financing Activities

Although we have started to generate revenue during the past two years, we continue to be dependent on outside sources of financing to continue the development of our semiconductors and software, and to further support sales. During fiscal 2008, we completed a series of debt financings in the aggregate principal amount of $855,000; we also issued notes in the amount of $125,000 which were converted into equity in August 2008.  Andreas Typaldos, our Chairman and one other Director loaned the Company $177,700.

From June 1, 2008 to August 31, 2008, we received approximately $649,000 which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties.

We have sought and will continue to seek various sources of financing but there are no binding commitments from anyone to provide us with financing. In addition, there is $11,383,261 principal amount of 6% Secured Convertible Debentures due June 28, 2009 (initially due December 28, 2008) issued during the period from December 2004 to August 31, 2008 outstanding, which has been an impediment to obtaining equity financing .  The documents were amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect, which is triggered by future financing at an effective price lower than the conversion and warrant exercise price.

In July 2008, we reached an agreement with the holders of the Secured Debentures which extended the due date to June 28, 2009 (which may be further extended if we raise equity financing of more than $2 million before maturity), capitalizing interest until the Secured Debentures are due and waiving the ratchet down anti-dilution adjustment for certain equity financings completed before October 31, 2008.  In exchange for these amendments the Company will exchange:

•
new debentures for 25% of the outstanding principal amount of Secured Debentures ($2,845,815.25) having identical rights as the Secured Debentures, except that the conversion price is $0.25 rather than $0.85 and

•
new warrants for 25% of the existing warrants held by the holders of the Secured Debentures (2,332,131), identical to the warrants surrendered, except that the warrant exercise price is  $0.25 rather than $0.85 and the new warrants are only exercisable for cash until December 1, 2008.

On August 7, 2008, we issued 1,690.080 units (each consisting of two shares of our common stock and one warrant) to 18 accredited investors for aggregate consideration of $845,038.47.  Of this consideration $762,593.66 was cash or cash advances made to us after April 15, 2008 and the balance was in exchange for prior obligations for borrowed money and other accounts payable.  The warrants are exercisable until June 30. 2013 and entitle the holder to acquire one additional share of our common stock for $0.25 per share.

While a substantial portion of the net proceeds of these financing activities was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2008 were used to support Arkados’ operations. There is no assurance that the holders of the Secured Debentures will continue to provide additional funds to us, that future equity financing will be available  or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

Industry Background

Music, movies, and a wide range of communication services are experiencing a fundamental shift. The distribution of content to products, and in some cases the products themselves, is transitioning from traditional methods. Digital content is requires a new digital distribution model.

Arkados’ Standards-based Solutions

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

Our ArkTIC® family of turnkey hardware and software solutions is designed to address these requirements. In particular, Arkados has implemented a method that uses power lines as a pathway for digital information, allowing end users to truly achieve “plug-and-play” simplicity without the hassles of custom-installed networks, or the dropouts, unreliable coverage and security issues of wireless solutions.

Standards-compliance Creates Market and Product Confidence

Members of the Arkados team have been active in establishing standards for the powerline communications industry since the year 2000. Standards are important in many industries. For example, wireless standards have brought about a ubiquitous, interoperable and affordable standard for portable data communication.

Standards are important for a number of reasons, but especially when both consumers and service providers may be installing different pieces of the ecosystem – as in the powerline communications industry.

Members of the Arkados team participated in the creation of the HomePlug Powerline Alliance, an independent industry association.  The Alliance’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.  Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. Later, in 2008, the technology of the HomePlug 1.0 specification was adapted by the Telecommunication Industry Association as TIA-1113 standard. In 2005, the Alliance ratified HomePlug AV specification that is going to enable 200Mbps class communication over power lines.

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

Arkados is a Contributing Member of the HomePlug alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups. Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer of the HomePlug Alliance. Mr. Logvinov is also a past president of the Alliance, having been succeeded by Matthew Theall of Intel. Additionally, Jim Reeber, our Director of Marketing has served as Chair of Marketing Working Group since 2003, and Grant Ogata, our Executive Vice President of Worldwide Operations, served as the Chairman of HomePlug Command and Control Working Group and was instrumental in spearheading the alliance’s efforts to develop a specification for a low-cost command and control technology in his role as the working group chair.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include nearly 70 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Energy., part of General Electric Co.; Intel Corporation; LG Electronics; Motorola; Sharp Laboratories of America; and Texas Instruments Incorporated (TI). Besides Arkados, contributor members include Corporate Systems Engineering; Gigle Semiconductor; Intellon Corporation; SPiDCOM Technologies; and YiTran Communications.

Arkados is also a member of the IEEE P1901 group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications. Working with the HomePlug Powerline Alliance, the Arkados team has contributed to the development of a number of specifications that were contributed to standards organizations, such as the Telecommunications Industry Association.

The Strategy behind Arkados Solutions

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

We believe that many of our customers plan to produce not just one standalone device, but they will introduce many system components that work together. An example is the audio market; our customers would not just introduce a dock for an MP3 player, but would also produce a variety of speakers, control units, CD players, adapters, boom-box style rendering points, etc. Our solutions enable greater versatility and value that allows our customers to create each of those components, sometimes with only a single hardware design.

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

Inside our SoC, we have included a powerful processor that allows applications to be run directly on-chip. Multiple vertical applications can be built by loading different firmware. This feature can broaden product offerings, and extend the product lifecycle. The Arkados implementation of HomePlug technology offers programmability that enables OEMs to extend the functionality of their products and produce a variety of products from a single design.

Key elements of our solution are as follows:

•	Comprehensive platform solutions.

Our platform solutions consist of an integrated package of hardware, firmware and software designed to enable our customers to develop differentiated products in a cost-effective manner with short time-to-market. In addition to a high-performance SoC, we plan to provide our customers with customizable, high functionality firmware and software development kits to allow them to rapidly develop and differentiate their products. As a result, we would be able to reduce our customers’ investment in costly and time-consuming internal firmware and software development for their products, and from having to source different firmware and software for their end products from multiple suppliers.

•	Customizable firmware and software.

Our firmware, which is sold as a bundled solution with our SoCs, includes a real-time operating system and a set of application specific modules that support a wide range of functions including Web-based management, audio distribution, traffic classifications, etc. Our software platform includes a comprehensive suite of components, such as device link libraries and drivers, tools, sample code and documentation to create applications that would allow a wide range of networking devices and networked multimedia appliances.

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

Key Strategic Elements

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

•	Maintain our focus on the integration of powerline and audio rendering functions to secure the leadership position in networked multimedia appliances and networking devices.

We believe that the networked audio markets will continue to represent the largest near-term volume opportunity for networked multimedia appliance and networking device manufacturers. We intend to continue to focus on advancing functionality and promoting our solutions to win designs in this large and growing market. By including these options in our platform, we create a foundation that enables our customers to incorporate new features more quickly.

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

We plan to be the leading supplier of new designs to our existing customers, and to secure a high market share with new customers entering this market. We intend to continue the expansion of our customer base by marketing our platform solutions to additional manufacturers of consumer devices. Further, we intend to broaden our reach within our existing customer base into their adjacent product lines that can utilize technologies that we intend to implement in the near future. By providing key hardware and software components to our customers, we believe we can deliver better value and features to our customers, while reducing design and manufacturing costs.

•	Create business arrangements with companies to better serve our common OEM customers.

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

Our Products

We design and develop and are marketing highly integrated SoC semiconductors that are designed to cater to the markets for powerline communications. Our chip designs offer flexible solutions through programmability and remote firmware upgrades. Our customers have responded very favorably to our platform offerings which we call ArkTIC®, which is an acronym for the Arkados Total Integration Concept.

Solutions from our ArkTIC® family of converged multimedia and networking solutions targets data-, audio-, photo-, and video-enabled networked multimedia appliances and networking devices.

The ArkTIC® family is a portfolio of turnkey hardware and software solutions that enable OEMs and ODMs to quickly develop digitally networked consumer electronic products with a competitive cost structure to address this rapidly developing market. Among other networking interfaces, the first member of the ArkTIC® family will supports a powerline communication interface based on the HomePlug Powerline Specification 1.0.1.

We started marketing our AI-1100 system-on-chip in Fiscal 2007. It is designed to be embedded into various consumer electronics and multimedia networking devices and deliver high-speed Internet/Networking connectivity and multimedia over the power lines in a home. The AI-1100 chip offers a single-chip integration of HomePlug 1.0.1 powerline technology, an ARM 926-JES CPU operating at 160 MHz, dual Ethernet interfaces, an I2S Audio Interface, and a wide variety of other interfaces designed to support connected home applications. Furthermore, the programmable nature of our implementation allows ODMs/OEMs to extend the functionality of these products and HomePlug technology.

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
-  6550d compatible UART
•  GPIO Controller
•  JTAG / Debug Interface
• 0.18μ CMOS, 1.8V core, 3.3v I/O

Our AI-1100 is the first in a series of devices built around existing and emerging HomePlug Powerline Alliance networking specifications. This device supports the HomePlug 1.0.1 specification along with a variety of multimedia applications. Our Direct to Speaker™ Internet Radio Reference Design (AI1100-DTS-INTR) and our Direct-to-Speaker™ MFi iPod Dock have received HomePlug 1.0 certification. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug technology. Future devices will include, among other enhancements, the implementation of new HomePlug standards, such as HomePlug AV and HomePlug BPL, as they become available.

We have modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions for each powerline market. This enables efficient reuse and repurposing of technology blocks, which can be used to create many specific solutions.

We also provide consulting, software, and applications support, thereby facilitating system integration in an effort to reduce our customers’ time-to-market and our customers’ development costs.

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

In another portion of the market, we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting communications applications in demand from businesses such as hotels, office parks, shopping plazas, apartment buildings, etc. This is sometimes referred to as the multi-dwelling/multi-tenant unit (MDU/MTU) or the “commercial” market. Downloadable firmware management capabilities make this an attractive solution for remote management and service applications.

In the Smart-Grid and Utility Applications portion of the market we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting the communications applications that in demand from service providers and utility companies. This portion includes the “green power” applications that help utility companies to conserve energy and better manage their network, such as Automated Meter Reading, Peak Shaving, and a host of other applications that provide a variety of benefits and cost-saving measures. Downloadable firmware management capabilities would make this an attractive solution for remote management and service applications.

The application of Arkados solutions

Listed below are examples of the products that can be built based on the Arkados semiconductors by ODMs and OEMs. Our customers have already developed some of these products and either have or will be bringing them to market.

•
CONSUMER ELECTRONICS - Devices that bridge current devices and content with existing and new consumer electronic products throughout the home.  Enjoy music from iPod, internet, or PC throughout the whole house - Watch video downloaded from the internet on your big screen TV,  view all digital photos stored on your PC on a digital photo frame or share new photos with loved ones via the internet by displaying them directly on a digital photo frame located thousands of miles away. This is a growing market that includes audio & video devices with embedded powerline technology. We expect this market to grow over the next few years as more video and audio products are released with networking technologies built-in. Televisions, stereos, powered speakers, receivers, DVD and CD players, digital picture frames, home intercom systems, and other products are targeted applications for powerline networking technology. Internet streaming content and home content servers should greatly increase the demand for HomePlug 1.0 and AV products. In particular, our solutions offer advanced features such as synchronized whole-house audio which, combined with its new ease of installation, may significantly broaden the marketplace for such applications.

•
NETWORK HARDWARE - New types of routers, switches, gateways, network attached storage, surveillance cameras, and other devices that offer various types of services to the SOHO (Small Office Home Office) network.

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

•
SMART GRID – Many utility companies may implement applications that could provide benefits such as saving money due to automated operation, the ability to predict maintenance issues, implementing a self-healing grid architecture, reducing power outages, and making better use of their assets; managing the grid more intelligently to prevent blackouts and power disruptions; recovering more quickly after a power disruption; increasing security; implementing real-time monitoring of the state of the network, and managing a response; managing the quality of the power (to deliver differentiated services for businesses with sensitive electronics and computers); implementing “green power” programs that allow consumers to manage their electricity use and costs; and integrating control systems, power electronics, and distributed resources.

Customers

By developing solutions to facilitate our customers’ rapid development of full-featured next-generation products at reasonable prices, we position our company as a builder of bridges. Our solutions are designed to bridge entertainment and internet content to devices around the home, and to bridge between communications technologies, such as WiFi and powerline, Ethernet and powerline, and even to-the-home and in-the-home powerline technologies. We believe the growth of digital technologies will increase beyond computing until a large percentage of devices in the home seamlessly connect to some form of digital content or communications.

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

We continue to gain considerable traction with our customers. We and our customers have publicly displayed a wide variety of potential products that include whole-house audio solutions (including music player docking stations, audio bridges, powered speakers, computer drivers for whole-house networked distribution of sound, and internet radio), and whole-house video distribution systems (including Internet-based TV adapters, surveillance systems, and digital picture frames).

Our solutions have been shown in a number of public venues, including the 2007 and 2008 International Consumer Electronics Show, Microsoft’s WinHEC 2007, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

Arkados received a major award from G4 Television for its HomePlug system-on-chip and software solution. While more than 20,000 products were introduced at the 2008 Consumer Electronics Show, only fifteen received G4’s CES 2008 “Best of the Best” product award.  Arkados won the award on the strength of its embedded solution powering the IOGEAR Powerline Stereo Audio System consisting of an iPod® dock that is used as an audio source to distribute synchronized music to up to four different receivers. This creates whole-house music at a fraction of the cost of dedicated installed systems

We have also been involved with our customers in projects related to Smart Grid applications.

We have experienced the beginning of semiconductor sales.  While most of our revenue has come from design and development agreements, we expect that such agreements will lead to volume orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics ODMs/OEMs, but we have not yet derived significant product revenue from these ODMs/OEMs due to lengthy development cycle to develop and produce finished products. We are working closely with many of the leading communications, digital entertainment and consumer electronics companies some of which may result in design wins and orders for our integrated circuits. There are multiple OEMs that are sampling and testing our AI-1100 SoC chips, and one has announced a product incorporating our chip, but factors such as design issues, compatibility issues and manufacturing errors could delay the functioning of the products and prevent us from making sales. As is evidenced by the HomePlug certification of several of our reference designs for an Internet Radio and for a whole-house connected iPod dock, we are focused on delivering a wide array of reference designs that can help guide our customers through the product-to-market cycle.

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

Our manufacturing process is designed as follows. After wafer fabrication by the foundry, third-party assembly vendors package the wafer die. The finished products are then sent for testing, either to third-party testers or to our internal test facility, before shipment to our customers. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. At present, we are using foundries in Japan owned by Fujitsu and we also use third parties to aid in our test and qualification process.  Our efforts to develop multiple sources of supply have been hindered by our lack of adequate working capital.

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

Research and Development

We have focused on R&D since our inception. Our company has placed extraordinary value on the work done by our engineering staff, and we continue to create new software solutions, technology implementations, system-on-chip semiconductors, and the creation and development of intellectual property, that focus on helping our customers to get full-featured connected products to market quickly and at a lower cost. We protect our innovations with diligent patent and trademark programs.

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. At this point, 12 of our 16 employees are dedicated to research and development.  Research and development expenditures were $1,987,313, $1,920,892, and $1,395,257 in the years ended May 31, 2008, 2007 and 2006, respectively.

Our 2007 acquisition of Aster Wireless, near Rochester, NY strengthened our intellectual property pool and added three  R&D employees to those that currently work in New Jersey. The intellectual property that was developed by Aster through years of R&D under the guidance of industry giants such as Kodak® has allowed us to introduce new products complementary to our existing product offerings. An example is our offering of a license to an implementation of the 802.15.3b Wireless Multimedia MAC, which is available to any developer interested in jumpstarting their development process, and bringing digital home multimedia products to market more quickly. With these developments, Arkados continues to offer a best-in-class platform for media-centric applications that demand reliable delivery of time-sensitive data.

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

Intellectual Property Portfolio

We focus on developing patents that have direct application to growth and strength in our business. Key patent areas include power line communications and wireless communications technology and applications.  Examples include methods for increasing resistance to noise, allowing more robust transmissions, maximizing throughput, and several product-level applications such as adaptors and connectivity devices. We believe our patent portfolio will provide a competitive edge in the areas of the technology based on such new standards such as IEEE1901 and upcoming ITU G.hn standards.

Our IP Portfolio continues to grow. We diligently protect our inventions with US and International patents. Currently, we have been issued 11 patents by the United States Patent & Trademark Office, and have 25 pending applications. We also prosecute our valuable IP on an international basis, and currently have 18 Pending International Applications.

We have registered trademarks for Arkados® and ArkTIC®, and have two other trademark applications pending.

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

Competition

Arkados faces intense competition as a solution provider, a technology developer of standards-based powerline technologies, as well as from other technologies also focused on our target markets.  Our overarching value remains in our ability to develop SoC/software solutions that help our customers to create full-featured products that are cost-effective and can be brought to market quickly.

Differentiation of Arkados Solutions
Some manufacturers have attempted to add HomePlug-based chips to their existing products.  This “bolt-on” approach often leads to products that are functional; however, the end product can be very expensive with decreased margins.

Arkados’ solutions offer a completely different approach.  By incorporating a processor and multiple interfaces into the same chip that houses HomePlug communication technology, and by providing application level software that runs on the chip, Arkados presents a more cost-effective and more flexible strategy to bring products to market.

Building on the architecture of the HomePlug 1.0 chip that offered a wide range of advantages over the competition, Arkados is developing a HomePlug AV System-on-Chip to provide an even greater range of differentiation and advantages.

Business Environment
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

•
Due to embedded HomePlug standard technology, we believe our product performance includes unique features such as whole-house connectivity, high throughput, ease of setup, and Quality-of-service mechanisms that preserve a positive end-user experience

•
Due to the integration of our system-on-chip and firmware solutions, we believe our potential customers will benefit from quicker time-to-market, a competitive bill-of-materials cost, an enhanced feature set, and lower development costs

•	Due to our reliance on international technology standards, we believe our solutions are able comply with regulatory requirements on a global basis

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Conexant Systems Inc., Intellon Corporation, and Maxim Integrated Products Inc.  DS2 and Panasonic build ICs that are incompatible with the HomePlug standard.

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

In addition, there are organizations worldwide may attempt to create technology standards that compete with the industry specifications established by the HomePlug Powerline Alliance. These include the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunication Union (ITU) which may adopt standards different from, and incompatible with, the technology inside our products. We also participate in these standards efforts. Other industry organizations promote powerline communications, such as the Universal Powerline Association, the Consumer Electronics Powerline Communication Alliance (CEPCA) and the High Definition Powerline Communications (HD-PLC) Alliance. They have also established technology or coexistence specifications that may conflict with the HomePlug specifications.

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

These relationships generally help to establish the presence in specific regions and access customers through already developed relationships. The benefits of using this channel are numerous, among them are added credibility, reduction of upfront sales and marketing expenses, acceleration of volume sales through incumbency of the customer base, and local customer support and account management.

•	Advanced development partnerships with strategic customers.

The benefits of using this channel include the creation of product focus, reduction of upfront sales and marketing expenses, acceleration of sales volumes through early commitments, and creation of incremental development revenues.

•	Network of distributors that can support our customers worldwide.

We have an agreement with Jedcom, a distributor in Taiwan. Under the terms of this agreement Jedcom would provide us with distribution, sales and marketing, and field application engineering support in Taiwan and certain regions of China.

We expect to develop our sales force to include a network of direct sales regions. We expect to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

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

The Federal Communications Commission (FCC) administers regulations in the United States. Our solutions are unlicensed devices in the U.S.A. and receive no regulatory protection from interference from other devices and may not cause any harmful interference to licensed devices. Those who operate unlicensed devices must stop using a device when the FCC declares that the device is causing harmful interference. Products using our solutions over power lines both inside and outside the home are FCC-regulated and must comply with radiated emission limits and various other technical standards.

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

Before products can be sold, most countries require electronic products to comply with safety testing or to be certified. While it is our customers who are responsible to obtain certifications, we need to ensure international regulations are adhered to.

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

As of May 31, 2008, we had a backlog of approximately $235,000 of orders we believe are firm.

Employees

As of May 31, 2008, we had 16 full-time equivalent employees, including our CEO, Oleg Logvinov. The majority (12) of our full time employees are engaged in research, development, engineering with the remainder being divided to marketing and administration.  Andreas Typaldos, our Chairman of the Board provides us with leadership in our capital raising efforts on a part-time basis.  Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost one employees since May 31, 2008 and may continue to lose key employees. We expect to be able to hire qualified personnel to fill open positions created by such occurrences, although there can be no assurance that we will be able to do this in the future. None of our employees are represented by collective bargaining agreements.

From time to time, we also employ outside contractors either for a specific project, or to supplement our staff on a temporary basis.

ITEM 1A.	RISK FACTORS.

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

Risks Related to Our Financial Condition

Dependence on financing.

Since we are not generating significant revenue compared to our operating expenses, we are dependent on outside sources of financing. We have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from affiliates of our Chairman of the Board. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.  If we default on our obligations to secured debt holders, our assets could be seized and sold or retained to satisfy such obligations.

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

We issued $9,283,461 principal amount of 6% Secured Convertible Debentures due December 28, 2008 issued during the period from December 2004 to December 31, 2007.  Due to the capitalization of interest payments and the issuance of additional principal as a penalty as of April 1, 2008, the principal amount of the Debentures outstanding May 31, 2008 was $11,051,709. The documents related to these securities, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 and 2008 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost one employee since May 31, 2008 and may continue to lose key employees.  We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of May 31, 2008, we have failed to make payments totaling $ 466,033 due to Mr. Logvinov, comprised of an unpaid bonus, salary and expenses.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.  As of August 31, 2008, we owe $1,367,633 in payroll to all officers and other employees, including Mr. Logvinov.  Our failure to satisfy these obligations creates a morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2008 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2009. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our financial statements for the year ending May 31, 2009 and a report by our independent auditors addressing these assessments beginning with the financial statements for the year ending May 31, 2010. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our financial statements and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.  Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

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

The needs of the business coupled with capital constraints will dictate our ability to hire and retain staff, but we expect to need personnel in our technical and engineering disciplines, as well as in operational roles. Since powerline technology is a narrow engineering and technical specialty and we have limited financial resources, attracting experienced and retaining talent has and is expected to continue to be difficult. If we are unable to attract and retain qualified personnel, our ability to develop and produce our products will be limited.

Our solutions have a long development and sales cycle. We may continue to incur significant expenses before revenues are realized.

Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets.  We have and will continue incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

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

Regulation in certain regions of the world, which limits our international market.

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

Our products may be characterized by average selling prices (ASPs) that decline over short time periods; if we are unable to introduce new products with higher selling prices or reduce our costs, our business and operating results could be harmed.

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

We rely on independent foundries to manufacture all of our wafers.

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

Pending litigation.

We have reported that three former officers of Enikia, LLC(Enikia, LLC being the company from which we indirectly acquired patents and other assets relating to our planned products), have filed a lawsuit against Andreas Typaldos, our Chairman, Oleg Logvinov, our CEO, Enikia, Enikia’s former legal counsel, Miletos, Inc., Arkados and us. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al. , and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). In August 2007 the Superior Court entered an order that states “Defendants, Enikia LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. are dismissed from the case and ordered to attend binding arbitration of the claims against them pursuant to the Enikia operating agreement.  The remainder of the Superior Court matter is stayed pending arbitration.  The arbitration has been filed in the first quarter of 2008 and the arbitration hearing is scheduled for October 20, 2008, with possible court litigation and appeals to follow. We do not believe there is any merit to these claims and intend to vigorously defend the action.  The outcome of any arbitration and/or court litigation is inherently uncertain and we are required under our certificate of incorporation, bylaws and employment agreements to indemnify our officers and directors for certain liabilities, including the cost of defending litigation brought against them in their capacity as such. A portion of our indemnification liability is insured.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Amendments to Rule 144 effective in February 2008 also substantially reduce holding periods and eliminate burdens such as filing notices sale for non-affiliated holders.  The amendments to the Rule are applicable to the purchasers of securities prior to and following the effective date of the amendments

Provisions contained in outstanding secured convertible debentures provide holders a greater share in the proceeds of a cash sale or merger than the amount of the outstanding debt.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Andreas Typaldos	Chairman of the Board

Oleg Logvinov	President, CEO and a Director

Barbara Kane-Burke[1]	CFO and Assistant Secretary

Grant Ogata	Executive Vice President of Worldwide Operations

Andreas Typaldos is a principal stockholder and was appointed Chairman of our Board in February, 2005. Although our by-laws provide that the Chairman of the Board’s primary responsibilities relate to the conduct of board and stockholder meetings, Mr. Typaldos also serves as a consultant to us on a part-time basis and has a significant impact on our strategic planning, marketing and capital raising activities. He has thirty years of software experience as an entrepreneur and founder/investor of a number of technology companies. In 1997, Mr. Typaldos founded Enikia, LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into our Arkados, Inc. subsidiary in May 2004. Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company, engaged in the sale of Linux desktop applications. From September 1998 until June 2003, as founder and principal investor, Mr. Typaldos also built a multi-million dollar software consulting business, e-Vantage Solutions, Inc., until that company’s consulting activities ended shortly after September 11, 2001. In addition, from September 1999 until December 2001, Mr. Typaldos was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Prior to that, Mr. Typaldos founded his first consulting and software company in 1973 and in 1978, founded a successor company, AxsOne (formerly known as Computron), which he took public in 1995 and of which he as President until 1994 and Chairman/CEO until 1996. AxsOne is an international client/server and internet-based enterprise applications software company that supplies Fortune 5000 companies with records and content management and compliance software (i.e., email and Instant Messaging-IM management), as well as financial applications and workflow solutions.  Mr. Typaldos has a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research. He also holds a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

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

Barbara Kane-Burke was appointed CFO in April of 2007. She was most recently the Corporate Controller for Pharmos Corp, a NASDAQ-traded biopharmaceutical company where she was instrumental in helping Pharmos meet its financial disclosure obligations under Sarbanes-Oxley.  Previously, she was CFO and Treasurer of Whitewing Environmental Corp, and with Hoechst Celanese/Clariant, where her duties included Controller for a business unit supplying raw materials to the semiconductor industry.  Ms. Kane-Burke is responsible for all of Arkados’ accounting, tax compliance, financial aspects of acquisition planning, establishing and maintaining of banking relationships, and all other financial and treasury functions.  Ms. Kane-Burke earned an MBA in Accounting and Taxation from Fairleigh Dickinson University and a BA in Education from East Stroudsburg University in Pennsylvania.

1 Ms. Kane-Burke tendered her resignation as an officer, effective after the filing of this report.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	DESCRIPTION OF PROPERTY.

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. The facility is approximately 6,500 sq. feet, occupied pursuant to a lease which expires on June 30, 2009 and is adequate for our current activities.  As a result of the acquisition of Aster Wireless in March of 2007, we also have offices located at 150 Lucius Gordon Dr., West Henrietta, NY 14586. The facility is approximately 1,041 sq. feet, occupied pursuant to a lease which expires on February 28, 2009 and is adequate for our current activities.  We may add to the space or seek larger facilities as our operations expand.

ITEM 3.	LEGAL PROCEEDINGS.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned Robert Dillon, et al. v. Andreas Typaldos et al., and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The plaintiffs seek damages and injunctive relief including, among other things entitlement to a portion of the Common Shares issued as consideration for Miletos, Inc. (an affiliate of Mr. Typaldos’) which merged into our Arkados subsidiary. Plaintiffs, allege, among other things, that they are entitled to various forms of equitable relief and unspecified damages, as a result of the transfer of secured obligations of Enikia LLC held by affiliates of Mr. Typaldos to Miletos and the merger of Miletos into our Arkados, Inc. subsidiary based on numerous legal theories, including fraud, breadth of fiduciary duty, misrepresentation, conversion, unjust enrichment and We do not believe there is any merit to these claims and intend to vigorously defend the action.   The Superior Court entered an Order on August 7, 2007 dismissing, Enikia, LLC, Andreas Typaldos, Oleg Logvinov and Miletos, Inc. from the judicial proceeding and ordering them to attend binding arbitration of the claims against them. The remainder of the Superior Court matter is stayed pending arbitration   Plaintiffs filed an arbitration venued in New York.  The hearing is scheduled for October 20, 2008 with the American Arbitration Association, Case No: 13 117 Y 00150 08.

In August, 2008 a $58, 691.87 judgment was entered against the company in the matter of Porter Levay & Rose, Inc. v. Arkados Group, Inc.  The case is pending in the Superior Court of New Jersey, Law Division, Middlesex County (Docket No. MID-L-008649-07) and involved non-payment of fees for investor relations services and expenses.  Approximately $41,000 of the amount had already been accrued as of May 31, 2008 and we do not anticipate that the amount of the judgment exceeds the total amount accrued for such services as of August 31, 2008 by a material amount.

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

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the quarter ended August 31, 2008 and each quarter in the years ended May 31, 2008 and May 31, 2007 which information was provided by NASDAQ Trading and Market Services.

	High Bid	Low Bid
First Quarter 2008 through :

September 11, 2008	$0.23	$0.23

Fiscal Year ended May 31, 2008
	High Bid	Low Bid
Quarter ended:

May 31, 2008	$0.45	$0.21
February 29, 2008	$0.62	$0.25
November 30, 2007	$0.65	$0.32
August 31, 2007	$0.70	$0.36

Fiscal Year ended May 31, 2007
	High Bid	Low Bid
Quarter ended:

May 31, 2007	$0.45	$0.28
February 29, 2007	$0.60	$0.16
November 30, 2006	$0.70	$0.20
August 31, 2006	$0.95	$0.51

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of September 10, 2008, we had 213 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. The terms of the $11,051,709 principal amount outstanding of 6% Secured Convertible Debentures due December 28, 2008 prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. We currently do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-QSB and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	60,000

Equity compensation plans not approved by security holders	14,972,381	$0.51	207,619

Total	14,972,381		267,619

Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until June 30, 2008 with terms up to 10 years from the dated of grant. As a result of a reverse stock split the number of shares available for grant was reduced to 60,000.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000; it was later amended in March 2007 to increase this amount to 15,000,000. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 plan is currently administered by our board of directors. There are options to purchase 14,972,281 shares outstanding under the 2004 Plan, as amended, of which 9,046,548 are vested as of M ay 31, 2008..

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

In April 2008, our board approved the issuance of 150,000 options to purchase shares of our common stock for $0.32 per share to a legal consultant. The issuance of the options has not been approved by our stockholders.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended May 31.

	2008		2007	2006	2005	2004

Revenues	856,676		131,735	112,094	832,910 [1]	—

Operating expenses	5,133,059	[2]	5,325,180 [2]	3,591,658	6,878,388	3,319,790

Other income (expense), net	(2,307,219	) [3]	(744,084)	(465,472)	(356,267)	(1,091,269)

Loss before income taxes	(6,879,148)		(6,033,075)	(4,025,016)	(7.001,365)	(4,410,059)

Net loss applicable to common shareholders	(6,478,999	) [4]	(6,033,075)	(4,025,016)	(7,001,365)	(4,410,059)

Total assets	1,390,689		1,424,905	594,987	492,163	1,424,905

Long term obligations	—	[5]	8,237,061	4,255,789	—	—

Cash dividends declared	—		—	—	—	—

Net loss per share basic and diluted	(0.25)		(0.24)	(0.17)	(0.30)	(0.28)

Weighted average of common shares Outstanding - basic and diluted	26,134,528	[6]	25,152,463 [6]	23,777,360	23,174,359	2,504,517

1.	Includes revenues related for a long term arrangement for product development and supply with one client that ended during fiscal year 2006
2.	Increases related to the effect of the acquisition of Aster Wireless in the amounts of $520,879 and $146,746 in the year ended May 31, 2008 and May 31, 2007, respectively
3.	Includes interest penalty of 1,004,701 resulting from of waiver all potential defaults by the debtholders caused by our not making a scheduled interest payment of approximately $255,000
4.	Includes benefit of sales of Arkados NJ Net Operating Loss in 2008 of $400,149,
5.	As of May 31, 2008, all long term debt is due within the fiscal year 2009 and is therefore classified as short term debt.
6.	Includes the issuance of 1,078,554 shares related to the acquisition of Aster Wireless

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the period ended May 31, 2008, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

We are a technology solutions company engaged in research and development activities focused on the portion of the industry that provides the semiconductors and software to enable broadband communications over standard electricity lines. Arkados is member of an alliance of nearly 70 companies referred to as the HomePlug Powerline Alliance. The alliance’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products. Arkados is also a member of the IEEE P1901 working group that is focused on the standardization of powerline communication technology.

During the year ended May 31, 2008:

•
Our customers have now brought consumer products incorporating our chip solutions to market in several areas of the world. Our solutions form the engine of products for the audio market being marketed by the German company devolo AG.  Devolo’s audio adapters, which transmit audio over household power lines, are currently in retail stores throughout Europe.

•
We provide the underlying technology for an iPod-based whole-house audio system from IOGEAR, which is coming to market in the near future in the U.S. and other parts of the world.  This product has already won a major award, having been one of only 15 products (out of over 20,000) to receive G4 Television’s CES 2008 “Best of the Best” product award.

•
Additionally, we recently announced our plans to release a reference design that will allow manufacturers to embed Arkados chip-and-software solutions into a device that enables the control of whole-house audio systems from Apple’s iPhone™ or iPod® which may allow us to take advantage of the demonstrated market strength of iPod-related products.

•	We have also announced customers such as audio system manufacturer Russound, powerline networking specialist GigaFast.
•
We have also been involved with our customers in a number of projects relating to Broadband Over Powerline and Smart Grid trials. We have announced that our solutions are being used for Smart-grid application companies Corporate Systems Engineering and MainNet. We are currently partnering with MainNet Communications to develop applications to improve the reliability and efficiency of electrical grids, connect consumer electronic devices over power lines, enable energy-saving initiatives and deliver Broadband content to homes and offices.  Based on this deal, our future opportunities to create smart grid applications may be significant.

•
We continued to increase our focus on sales and marketing and customer acquisition, after developing and demonstrating reference designs and prototypes of end-user products that incorporated our AI-1100 chip, the first in our family of ArkTIC® solutions, and demonstrated its capabilities and competitive advantages.

•
Our solutions have been displayed in a number of public venues, including the 2008 International Consumer Electronics Show, where Arkados received G4 Television’s “Best of the Best” award. Other venues included Computex 2008, the 2007 HomePlug Powerline Technology Conference, the Electronic House Expo (EHX), Net-at-Home 2007, the 2007 HomePlug European Executive Seminar, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Some of these companies are suppliers to top tier brands in the marketplace. Several of these relationships, among others, have progressed into sales of chips, software development services, and other related revenue.

•
We have participated in a broad variety of public events and conferences including the 2008 CES, WinHEC, HomePlug Executive Seminars, GlobalComm, United Powerline Technology Counsel events, Computex, Digital Hollywood, Intel Developer’s Forum, HomePlug Powerline Technology Conferences, Net@Home, Parks Associates’ Connections conferences, ACCESS ’06 Executive business forum, CEDIA and CeBIT.

We continue to demonstrate our chip and reference design products to individual potential customers, including both OEMs and ODMs. Such potential customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end-user products into the market, based on the timetables required for such product introductions. Such an event could produce multiple revenue streams, including revenues from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers. Thus far, two such ODMs and seven OEMs have publicly announced their offering of a product incorporating our AI-1100 SoC.

We believe the sales listed above marked the beginning of our transition from a research and development entity to a commercial enterprise. As a part of actively pursing key strategic customers, we have used our hardware/software platform to customize prototypes for specific accounts.

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

We have not had significant revenue from operations since inception and, as of May 31, 2008, are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2008, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman’s wife and another director, Kathryn Typaldos and $45,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. From June 1, 2008 to August 31, 2008, we received approximately $649,000 of financing which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties.    Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Under the provisions of SAB 101, we recognize revenue when products are shipped, and the collection of the resulting receivable is probable. If revenues are from a long term arrangement, revenue are recognized when pre-determined milestones, which generally are related to substantial scientific or technical achievement, are accomplished.

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

The Year ended May 31, 2008

During the year ended May 31, 2008, we had $857,000 of revenues compared to $132,000 for the same period in 2007. Revenues were a combination of revenues from chip sales in the amount of $246,000 and revenues from service contracts in the amount of $611,000 related to the achievement of certain milestones remaining under a number of long term development contracts.  The chips are to be used in audio adaptors and iPod® docking stations which were demonstrated at CES earlier this year, as well as in other applications.  Total operating expenses for the year ended May 31, 2008 were $5.1 million compared to total operating expenses for the same period of 2007 of $5.3 million.  In both periods, the most significant expenses were personnel, professional fees and related expenses.  Of the total $5.1 million in operating expenses in fiscal 2008, $866,636 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants.  As result of the increase in outstanding debt, our interest expense increased during the year from $744,000 in 2007 to $2,307,000 in 2008 which includes an interest penalty related to the 6% secured debentures.

The Year ended May 31, 2007

During the year ended May 31, 2007, we had $132,000 of revenues compared to $112,000 for the same period in 2006. Revenues were a combination of revenues from chip sales in the amount of $78,000 and revenues from service contracts in the amount of $54,000 related to the achievement of certain milestones remaining under a long term development contract.  The chips are to be used in an iPod® dock which was demonstrated at CES earlier this year, as well as in other applications.  Total operating expenses for the year ended May 31, 2007 were $5.2 million compared to total operating expenses for the same period of 2006 of $3.6 million.  In both periods, the most significant expenses were personnel, professional fees and related expenses, which increased in the most recent period as we demonstrated our products and increased marketing staff and efforts.  Of the total $5.3 million in operating expenses in fiscal 2007, $959,000 was related to the issuance of stock and stock options for services rendered by both our employees, Chairman and outside consultants.  The incremental cost related to the Aster acquisition recognized in the 4th quarter alone was $147,000.  As result of the increase in outstanding debt, our interest expense increased during the year from $465,000 in 2006 to $744,000 in 2007.

The Year ended May 31, 2006

During the year ended May 31, 2006, we had revenues of $112,000 which were realized as the result of achieving certain benchmarks in a long term arrangement for services and products with one client compared to $832,910 realized from activities with the same client during the prior year. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. We recorded $78,000 of labor, material and supplies, and outside fabrication cost as Cost of Goods Sold relying on these estimates, compared to $599,620 during the prior year. Total operating expenses for the year ended May 31, 2006 were $3.6 million compared to $6.9 million in the same period of fiscal year 2005. In both periods, the most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $1.4 million. Of the total $4.6 million in operating expenses in fiscal year 2006, approximately $856,000 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $4.85 million. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

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

During the year ended May 31, 2008, we were able to raise gross proceeds of $855,000 from the sale of convertible notes and warrants to accredited investors.  In addition, borrowings of $125,000 from outside investors  and $177,700 from our Chairman.  The net cash provided from these financing activities exceeded the amount of cash consumed by operations during the period by approximately $381,438.

On July 6, 2008, we reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2008 to extend the due date of the Notes to June 30, 2009.

There can be no assurance that our efforts to convert our outstanding debt or to raise additional capital will be successful, or even if successful will fund our planned operations or capital commitments.

As of the year ended May 31, 2008, we had cash of approximately $24,000 and negative working capital of $15,988,337 compared to cash of $406,457 and negative working capital of $2,739,224 at May 31, 2007. The decrease in working capital is related to the long term debt becoming current and higher payables balances. Subsequent to May 31, 2008, we received approximately $649,000 which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties. All of these funds were used to support normal operating activities.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2008.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries
Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
F – 1
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Deficiency	F – 4 to 5

Consolidated Statement of Cash Flows	F – 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 32

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Arkados Group, Inc. and subsidiaries (A Development Stage Enterprise) as of May 31, 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended May 31, 2008, 2007 and 2006 and for the period March 24, 2004 (inception) to May 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 24, 2004 (inception) to May 31, 2004 reflect total revenues and a net loss of $0 and $693,833, respectively, of the cumulative totals. The other auditors’ report has been furnished to us in our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2008, and the results of its operations and cash flows for each of the years ended May 31, 2008, 2007 and 2006 and for the period March 24, 2004 (inception) to May 31, 2008 in conformity with generally accepted accounting principles in the United States.

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
SHERB & CO, LLP
Certified Public Accountants
New York, New York
September 12, 2008

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Balance Sheet
(A Development Stage Enterprise)

	May 31,
	2007	2008
Current Assets:
Cash	$406,457	$24,480
Accounts receivable, net	117,066	34,976
Inventory	34,334	—
Total Current Assets	557,857	59,456
Deferred financing costs	281,711	899,073
Equipment, net	46,916	39,860
Intangible assets, net	485,825	293,883
Prepaid and other assets	52,596	98,417
	$1,424,905	$1,390,689

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expense and other liabilities	$1,293,675	$2,936,012
Related party payable	—	23,717
Related party debt	—	177,700
Note payable	—	125,000
Payroll taxes and related penalties and interest payable	936,905	936,906
Short Term Debt	1,066,500	11,848,458
Total Current Liabilities	3,297,080	16,047,793
Convertible Debentures, including related party debt	8,237,061	—
Commitments and Contingencies	—	—
Stockholders’ Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 26.082,221 and 26,278,888 issued and outstanding in 2007 and 2008, respectively	2,608	2,628
Additional Paid in capital	15,934,712	17,865,822
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit during development stage	(26,030,556)	(32,509,556)
Total Stockholders’ deficiency	(10,109,236)	(14,657,104)

	$1,424,905	$1,390,689

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Operations
(A Development Stage Enterprise)

				Cumulative
				During the
				Development
				Stage (March
	Year Ended May 31,			24, 2004 to
	2006	2007	2008	May 31, 2008)
Net Sales	$112,094	$131,735	$856,676	$1,934,088

Cost of Goods Sold	79,980	95,546	295,546	1,071,365

Gross Profit	32,114	36,189	561,130	862,723

Research and Development Expenses	1,395,257	1,920,892	1,987,313	6,552,314
General and Administrative Expenses	2,196,401	3,404,288	3,145,746	15,069,804

Net Loss From Operations	(3,559,544)	(5,288,991)	(4,571,929	(20,759,395)

Interest Income (Expense)	(465,472)	(744,084)	(2,307,219)	(3,873,042)

Net Loss Before Income Taxes	(4,025,016)	(6,033,075)	(6,879,148)	(24,632,437)

Provision for Income Taxes	—	—	(400,149)	(400,149)

Net Loss	$(4,025,016)	$(6,033,075)	$(6,478,999)	$(24,232,288)

Net loss per share - basic and diluted	$(0.17)	$(0.24)	$(0.25)
Weighted Average of Common Shares
Outstanding - basic and diluted	23,777,360	25,152,463	26,134,528

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006 2007, and 2008

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004
Post foreclosure sale	—	$—	5,569	$5,569	$1,988,185	$(8,277,267)	$—	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	—	—	21,473,364	(3,422)	4,105,180	—	(16,000)	4,085,758
Sale of shares pursuant to PPM	—	—	841,666	84	950,116	—	—	950,200
Issuance of shares for settlement of debts	—	—	181,068	18	168,185	—	—	168,203
Amortization of stock compensation	—	—	—	—	359,537	—	—	359,537
Net loss (March 24,2004 to May 31, 2004)	—	—	—	—	—	(693,833)	—	(693,833)
Balance as of May 31, 2004	—	—	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	—	—	575,000	58	724,753	—	—	724,811
Debt converted to equity	—	—	125,000	13	75,483	—	—	75,496
Issuance of options for services	—	—	—	—	198,169	—	—	198,169
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	234,353	—	—	234,353
Amortization of stock compensation	—	—	—	—	3,617,681	—	—	3,617,681
Net Loss	—	—	—	—	—	(7,001,365)	—	(7,001,365)
Balance as of May 31, 2005	—	—	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	—	—	75,000	8	22,492	—	—	22,500
Debt converted to equity	—	—	609,786	61	405,683	—	—	405,744
Shares issued for debt accommodations and penalties	—	—	466,600	47	267,253	—	—	267,300
Options issued for services	—	—	—	—	69,170	—	—	69,170
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	404,555	—	—	404,555
Amortization of stock compensation	—	—	—	—	497,347	—	—	497,347
Net Loss	—	—	—	—	—	(4,025,016)	—	(4,025,016)
Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,088,141	$(19,997,481)	$(16,000)	$(5,922,903)

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006 and 2007

continued

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,088,141	$(19,997,481)	$(16,000)	$(5,922,903)
Shares issued for services	—	—	475,000	47	341,953	—	—	342,000
Options issued for services	—	—	—	—	197,923	—	—	197,923
Valuation of equity rights	—	—	—	—	424,247	—	—	424,247
Amortization of stock compensation	—	—	—	—	418,997	—	—	418,997
Exercise of options	—	—	175,604	17	1,739	—	—	1,756
Issuance of common stock for Aster Acquisition	—	—	1,078,564	107	461,712	—	—	461,819
Net loss	—	—	—	—	—	(6,033,075)	—	(6,033,075)
Balance as of May 31, 2007	—	—	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	—	—	196,667	20	63,480	—	—	63,500
Options issued for services	—	—	—	—	105,448	—	—	105,448
Valuation of equity rights	—	—	—	—	1,064,495	—	—	1,064,495
Amortization of stock compensation	—	—	—	—	697,687	—	—	697,688
Net Loss	—	—	—	—	—	(6,478,999)	—	(6,478,999)
Balance as of May 31, 2008	—	—	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Cash Flow
(A Development Stage Enterprise)

				Cumulative During
				the Development
				Stage
	Year Ended May 31,			(March 24, 2004
Cash Flows From Operating Activities	2006	2007	2008	to May 31, 2008)
Net Loss	$(4,025,016)	$(6,033,075)	$(6,478,999)	$(24,232,288)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	103,428	305,667	503,341	1,044,573
Common stock and warrants issued for services	856,317	958,920	866,636	7,582,071
Warrants and Beneficial Conversion Rights with Debt	251,233	—	—	485,586
Debt and Interest penalty	—	—	1,004,701	1,004,701
Accounts Receivable	15,022	(107,668)	82,090	(34,976)
Inventory	—	(34,334)	34,334	—
Deferred Expenses	(235,828)	145,429	328,411	59,260
Prepaid and Other assets	(27,225)	(30,395)	(45,821)	(103,441)
Payroll taxes and related penalties and interest payable	—	(22,916)	—	(22,916)
Related party payable	—	—	23,717	23,717
Accounts Payable and accrued expenses	(822,950)	648,754	2,142,452	2,110,531
Net Cash Provided by (Used) in Operating Activities	(3,885,019)	(4,169,618)	(1,539,138)	(12,083,182)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(1,174)	(31,852)	(540)	(135,429)
Net Cash Used in Investing Activities	(1,174)	(31,852)	(540)	(135,429)
Cash Provided by Financing Activities
Related party payables	731,005	—	177,700	1,576,726
Note Payable	—	—	125,000	125,000
Contribution of capital	—	—	—	1,232,646
Exercise of Stock Options	—	1,756	—	1,756
Repayment of debt	(344,256)	—	—	(344,256)
Issuance of Debentures	3,942,384	5,052,577	855,000	10,599,961
Repayment of related party payables	(452,621)	(446,406)	—	(949,027)
Net Cash Provided by Financing Activities	3,876,512	4,607,927	1,157,700	12,242,806
Net (Decrease) Increase in Cash	(9,681)	406,457	(381,977)	24,195
Cash, beginning of the period	9,681	—	406,457	285
Cash, end of the period	—	$406,457	$24,480	$24,480
Supplemental disclosures of cash flow information:
Cash paid for interest during the year	35,382	757	1,480
Cash paid for taxes during the year	—	—	—
Non cash investing activities:
Acquisition of Aster Wireless	—	461,819	—
Non cash financing activities:
Common stock and warrants issued for services	92,210	342,000	63,500
Shares and warrants issued with debt and beneficial conversion feature rights	671,855	—	—
Conversion of debt for equity	405,744	—	—
Conversion of accrued interest to debt		263,431	500,116
Increase in debt as penalty		—	1,004,701
Debt discount	153,322	424,247	1,064,495

Notes to consolidated financial statements.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2008,  2007 AND 2006

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

The Company, a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC™ platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

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

Pursuant to the Merger Agreement, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares were contingent shares and were returned for cancellation as they were not called upon as a result of a breach of a warranty or representation) and 3,634,642 stock options at prices ranging from $.01 to $1.20 per share. In addition $950,200 was raised through the sale of equity for working capital of the Company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $24 million since inception including a net loss of over $6 million for the recent year ended May 31, 2008. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at May 31, 2007 and 2008, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Business combinations  We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and intellectual property research and development “IPR&D”, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

e.
Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in each of the years ended May 31, 2006, 2007 and 2008.

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

i.
Revenue Recognition - The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  Shipping costs are charged to cost of sales as incurred.  For sales related to development, the Company recorded revenues pursuant to a number of term development contracts. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of May 31, 2008, there were no long term contracts for which revenues were yet to be earned outstanding.

j.	Shipping and Handling Costs - Shipping and handling costs are normally FOB the Company’s factory, prepay and add. These costs are included in cost of goods sold.

k.
Inventory and Reserves – Inventories are stated on a first-in first-out basis at the lower of cost or market value. Cost includes fabricated wafers, purchased integrated circuits, subcontractor costs (such as assembly and test). Any write-down of inventory to reduce carrying value to lower of cost or market value is charged to cost of sales.

l.	Advertising Costs - All advertising costs, are expensed as incurred. The Company has not had any advertising costs in each of the last two years.

m.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2008, 2007 and 2006, diluted loss per share is the same as basic loss per share since the inclusion of approximately 15, 13 and 11 million stock options and warrants, respectively, and as well as 24, 9 and 5 million shares of common stock issuable upon conversion of convertible indebtedness, respectively, would be anti-dilutive.

n.
Stock Options – The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $697,688, $418,997 and $497,347, respectively, in additional compensation expense for the twelve months ended May 31, 2008, 2007, and 2006.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123R, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the years ended May 31, 2008, 2007 and 2006, in the amounts of $866,636, $958,918, and $566,517,respectviely attributed to the issuance and vesting of common shares,  stock options and warrants for services.

	For Years Ended May 31
	2008	2007	2006
Risk free interest rate	2.05%-4.14%	5.00%	5.00%
Expected life	2-5 years	4 years	4 years
Dividend rate	0.00%	0.00%	0.00%
Expected volatility	65%-99%	43%	43%

o.
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

p.
Comprehensive Income - SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

q.	Recent Accounting Pronouncements -

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5  “(“EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” , that result from EITF No. 00-27  “Application of Issue No. 98-5 to Certain Convertible Instruments” , and SFAS No. 150,  “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” . This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement”). (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “ Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

In March of 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”  – An Amendment of FASB’s Statement No. 133, which expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact that adopting SFAS No. 161 will have on its financial position, cash flows, and statements of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value, and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 and FSP 157-b are generally effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date of SFAS No. 157 for certain non-financial assets and liabilities is fiscal years beginning after November 15, 2008 and for interim periods within those years. The adoption of SFAS No. 157 on January 1, 2008 did not have a material impact on our financial statement.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities ” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 on May 31, 2008 did not have a material impact on our financial statements.

In December 2007, the FASB also issued SFAS No. 141 (revised 2007), “Business Combinations”  (“SFAS No. 141(R)”).  SFAS No. 141(R) will change the accounting for business combinations.  Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141(R) will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) will impact the Company in the event of any future acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment to ARB No. 51”  (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the Consolidated Financial Statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact that adoption of SFAS No. 160 will have on its financial position, cash flows or results of operations.

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

Total current assets	$20
Property and equipment and other assets	17
Intangible assets	493
Total current liabilities	(74)
Total	$462

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

The Company’s accounts receivable were concentrated with two customers.  Accounts Receivable balances for the years ending May 31, 2008 and 2007 were $34,976 and $117,066, respectively on revenues of $856,076 and $131,735 for the same respective periods.

The Company may periodically have cash in excess of $100,000, the Federal Deposit Insurance Corp. “FDIC” insurable limit. As of May 31, 2008 the cash balance was $24,480, below the insurable limit.

5.	EQUIPMENT

At May 31, 2008 equipment consists of the following:

Furniture	$14,878

Computers	10,840

Equipment	39,033

Total	64,751

Less: Accumulated depreciation	(24,890)
Net	$39,861

Depreciation expense for the years ended May 31, 2008 and 2007 was $7,000 and $4,000, respectively.

6.	INTANGIBLE ASSETS

The Company owns 36 patents and patents pending, which are currently, being used in the development of the Company’s products. Excluding the value assigned to patents as part of the Aster acquisition, the Company had recorded $472,509 of gross patents costs and $463,403 of accumulated amortization as of May 31, 2008. The annual amortization of such intangible assets approximates $1,000 for the next year.

The Company has allocated the intangible assets associated with the Aster acquisition to Personnel, Patents and Technology.  The total value, the number of years to be amortized, and the annual expense associated with such amortization are contained in the table below.

	Total Cost	# of years Amortization	Annual Amortization
Personnel	$113,750	1	$113,750	Fully amortized
Patent	227,500	5	45,500
Technology	152,203	5	30,441
Total	$493,453		$189,691

7.	PAYROLL TAX LIABILITIES

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of NJ taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities.  During the year ended May 31, 2008, an additional $64,106 payment was made to the State of NJ for payment of payroll taxes. Currently, there is $960,000 still recorded on the Company’s books as due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2008, accrued expenses and other liabilities consist of the following approximate amounts:

	Year Ended May 31,
	2008	2007

Accounts payable	$1,307,239	$507,436
Accrued compensation	1,019,557	96,242
Accrued technical and engineering fees	—	47,202
Accrued interest payable	482,941	571,440
Liabilities assumed per merger agreement	34,673	34,673
Accrued other	91,602	36,682
	$2,936,012	$1,293,675

9.	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

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

On July 9, 2008,  Arkados Group Inc. (the “Company”) reached an agreement with more that the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2008 to extend the due date of the Notes to June 30, 2009.  In exchange for the amendment, the Company agreed to exchange approximately 876,100 shares of common stock, pro rata, for notes in the original principal amount of $306,618.

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder. These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006. See subsequent event for conversion of the remaining balance into shares of the Company’s common stock with the holders.

From March 1, 2008 through May 31, 2008, the Company borrowed $177,700 from two directors.  These advances were due on demand with interest at the annual rate of 6%.

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

The amortization recorded attributed to all the debt discounts amounted to $303,803 and has been recorded as interest expense for the year ended May 31, 2008.

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

During the 3rd quarter of 2008, a deferred expense was recorded in the amount of $774,789 for the extension of the expiration date of the warrants to December 28, 2012.  The amortization recorded for the year 2008 was $103,306 and has been recorded as interest expense for the year ended May 31, 2008.

On April 2, 2008, the Company entered into a Waiver and Amendment Agreement with the holders of $9,283,461 issued principal amount of 6% secured convertible debentures due December 28, 2008.  Pursuant to the Waiver and Amendment, the Holders agreed to waive all potential defaults caused by our not making a scheduled interest payment of approximately $255,000 which became due under the terms of the Debentures, as previously amended on March 3, 2008.  The Holders agreed to add the interest due to principal and make such a waiver in exchange for the Company issuing additional Debentures equal to 10% of the principal amount of the Debentures held by the Holders (after adding the past due interest to principal).

As of May 31, 2008, there was a total of $11,051,709 in principal amount, including interest converted to debt totaling $763,547, of the 6% Secured Debentures and 9,328,494 warrants outstanding.

During fiscal year 2008, a debt discount was recorded of $118,723 for warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $302,803 and has been recorded as interest expense for the year ended May 31, 2008.

The maturities of debt, including related party debt and excluding the debt discount of $269,751, are as follows:

Year ended May 31,	2008	$1,066,500
	2009	$12,218,209
	2010	$—

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

The Company has authorized the issue and sale of 6% Subordinated Notes due August 15, 2008 in the aggregate principal amount of not more than U.S. $500,000.  Through year-end May 31, 2008, $125,000 was received as part of this Subordinated Note.

Included in accrued expenses and other liabilities as of May, 31, 2008 is unpaid accrued payroll of $954,224 (which includes three months of unpaid payroll for non-executive employees in the amount of $346,182 and approximately 3 quarters of unpaid executive payroll in the amount of $608,042), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $79,000 due to executive officers.  As of August 31, 2008, the Company had accrued and unpaid aggregate payroll of $1,432,966.

Related Party Activities - As of February 29, 2008, the Company has reported a related party payable in the amount of $23,717 which represents funds that were advance to the Company by one of the Officers of the Company.

In aggregate, $4,162,893 of the $11,051,709 of 6% Secured Debentures is held by related parties.

10.	INCOME TAXES

At May 31, 2008, the Company has available unused net operating loss carryovers approximately $23,000,000 that may be applied against future taxable income and expire at various dates through 2028. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $1,500,000 for the year ended May 31, 2008 since the likelihood of realization of the tax benefits cannot be determined.

2008
Deferred tax asset:
Net operating loss carryforward	$8,050,000
Valuation allowance	(8,050,000)
Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year ended May 31,
	2008	2007	2006

Statutory federal income tax benefit	35%	35%	35%
Permanent timing differences - equity rights	(11%)	(8%)	(25%)
Income tax benefit not utilized	(18%)	(27%)	(10%)
State tax benefit	(6%)		—

The Company has had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

In 2007, the Company sold $4,635,185 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007, net of commissions, were $400,149 and were recorded as a tax benefit in the accompanying statements of operations.  The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under the Program.

11.	SHAREHOLDERS’ DEFICIENCY

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

o.
On March 3, 2007, Arkados Wireless Technologies, Inc., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Aster Wireless, Inc., a previously unaffiliated Delaware corporation.  The consideration for the Merger was 1,000,000 restricted shares of our common stock. In addition, the Company issued an aggregate of 259,000 seven-year options to four employees through the acquisition exercisable at $0.405 per share which vest over 4 years aggregate of 78,564 shares of restricted stock to such employees.  We also issued 300,000 seven-year options to a consultant which vested on March 1, 2008 and are exercisable at $0.405 per share; an expense of $100,146 was recognized.

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

2008 transactions

s.
During the first quarter of 2008, the Company issued 30,000 shares to a vendor at a cost of $13,500 for the settlement of an outstanding balance.  During the fourth quarter of 2008, the Company issued 166,667 shares to a consultant at a cost of $50,000.

t.
During the first quarter of 2008, the Company issued 190,000 options to three service providers; an expense in the amount of $50,274 was recognized for these options.  During the fourth quarter, the Company extended the expiration period of 263,333 options for an employee whose contract was not renewed; an expense in the amount of $30,244 was recognized for this extension.  In addition, in the same period, the Company issued 150,000 fully vested options with an exercise price of $.32 to a consultant; an expense in the amount of $24,930 was recognized for these options.

u.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $.30 per share to management and its employees, which vest over four years.

v.
During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

w.	For the year ended May 31, 2008, the Company incurred a non-cash charge of $697,688 for the amortization of stock options.

11.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Sock Issued to Employees,” (“APB 25”), under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under SFAS No. 123 and 148.

Effective June 1, 2005, the Company adopted SFAS no. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	3,894,142	$0.79
Granted	2,330,000	1.39
Exercised	—	—
Expired or cancelled	(131,500)	57.19
Outstanding at May 31, 2005	6,092,642	$0.75
Granted	1,125,000	0.52
Exercised	—	—
Expired or cancelled	(330,990)	2.40
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	$0.51

Information, at date of issuance, regarding stock option grants during the year ended May 31, 2008.

Year ended May 31, 2008	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	253,000	$0.84	$0.11
Exercise price equals market price	2,884,000	$0.49	0.23
Exercise price is less than market price	2,227,864	$0.01	$0.32

The following table summarizes information about warrants and options outstanding and exercisable at May 31, 2008:

	Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.50	10,337,264	4.55	$0.21	5,394,764
$0.51 - $1.00	2,453,333	2.52	$0.67	1,470,000
$1.01 - $2.00	2,181,784	3.05	$1.20	2,181,784

	14,972,381			9,046,548

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2004	—	$—
Granted	825,000	.67
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2005	825,000	$.67
Granted	3,567,874	.88
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2006	4,392,874	$.84
Granted	4,655,366	.93
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2007	9,048,240	.88
Granted	1,821,676	.85
Exercised	—	—
Expired or cancelled	(825,000)	.67
Outstanding at May 31, 2008	10,044,916	.84

Information, at date of issuance, regarding warrant grants during the year ended May 31, 2008.

Year ended May 31, 2008	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	1,821,676	$.85	$.14
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

The following table summarizes information about warrants and exercisable at May 31, 2008:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price		Number Exercisable
Range of exercise prices:
$.01 to $.35	152,359	2.1		$.35	152,359
$.36 - $.99	9,892,563	4.6		$.85	9,892,563
$1.00	—	—	$		—
	10,044,916				10,044,916

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See loans payable above.

12.	COMMITMENTS AND CONTINGENCY

a.
The Company leases office space in Piscataway, New Jersey pursuant to a lease that began on May 8, 2006 and which expires on June 30, 2009. The annual base rent is approximately $101,000.  The Company leases office space in New York pursuant to a lease that began on March 1, 2007 and which expires on February 23, 2009. The annual base rent is approximately $10,400. There are no other material rental or lease commitment arrangements as of May 31, 2008.

Total rental expenses for the years ended May 31, 2008, 2007 and 2006 was approximately $132,819, $108,242, and $40,000, respectively.

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

13.	SUBSEQUENT EVENTS

On, July 9, 2008, the Company reached an agreement and waiver with the holders of the Trident Notes to the conversion  of $306,618 of principal and interest (representing 25% of such principal and interest due as of June 30, 2008) in exchange for the issuance of approximately 876,100 shares of the Company’s Common Stock to the holders of the Company’s outstanding 6% Convertible Subordinated Notes due June 30, 2008, and the simultaneous amendment of the Trident Notes to extend the due date one year, from June 30, 2008 to June 30, 2009.

On August 7, 2008, Arkados Group, Inc. and the holders of the requisite principal amount of outstanding 6% Secured Convertible Debentures due December 28, 2008 executed an agreement to amend the debentures and make certain waivers, concurrently with the closing of $750,000 of the private placement as follows:

1.	In exchange for debentures aggregating 25% of the principal outstanding or $2,845,815.25, the Company will issue identical debentures, except the conversion price will be $0.25 rather than 0.85.

2.
In exchange for 25% of the outstanding warrants held by debenture holders, the Company will issue 2,332,131 warrants identical to the warrants surrendered, except that the warrant exercise price is reduced from $0.85 to $0.25 and the warrants are only exercisable for cash until December 1, 2008.

3.
The due date of the debentures is extended six months to June 28, 2009, and will be extended another six months to December 28, 2009 if the Company raised equity financing, in the aggregated of more than $2,000,000 by the maturity date of the debentures, as amended.

4.	Interest due on the debentures will be added to principal until maturity.

5.
The holders of the Debentures and Warrants waive the right of first refusal and any anti-dilution adjustments with respect to Company financing of up to $3,000,000 at no less than $0.25 per share and 50% warrant coverage completed on or before October 31, 2008.

From June 1, 2008 to August 31, 2008, we completed an additional $50,000 of financing which was converted into equity in August 2008.

On August 7, 2008, we issued 1,690,080 units each consisting of two shares of our common stock and one warrant to 18 accredited investors for aggregate consideration of $845,038.47.  Of this consideration, $762,593.66 was cash or cash advances incurred after April 15, 2008 and the balance was in exchange for prior obligations for borrowed money and other accounts payable.  The warrants are exercisable until June 30. 2013 and entitle the holder to acquire one additional share of our common stock for $0.25 per share. We issued the shares of common stock and warrants in reliance on Rule 506 of Regulation D, Section 4(2) and 4(11) of the Act for privately placed securities issued to accredited investors.  No broker dealer was engaged for the offering and we did not pay any commissions in connection with the sale of these securities.

On August 22, 2008, Harris Cohen was appointed to the Board of Directors of Arkados Group, Inc.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 None.

ITEM 9A.	CONTROLS AND PROCEDURES

Not applicable.

ITEM 9A(T) 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

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

In performing its audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co., LLP “Sherb”, notified our Board of Directors of a material weakness in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions and material weaknesses involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

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

During the fiscal quarter ended February 28, 2007 we hired a full time financial executive who became Chief Financial Officer in April 2007 and undertook to remedy the deficiencies and prepare our accounting systems to comply with the management reporting and audit requirements with respect to internal controls in accordance with Section 404 of Sarbanes-Oxley applicable to us for the fiscal years ending May 31, 2008 and May 31, 2009, respectively.  As noted below, our evaluation of our disclosure controls and procedures permitted management to conclude that such controls were effective as of May 31, 2008.  Due to its small size and limited financial resources, the Company’s CFO, is the only employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  The CFO is currently working to put it in place compensating levels of controls to provide for greater segregation of duties.  This assessment should not be considered a report on efficacy of such controls as would be required under Section 404 of SOX in connection with the audit of our financial statements for the year ending May 31, 2008.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of  May 31, 2008, management concluded that our disclosure controls and procedures are effective.

(b) Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our financial statements for the year ending May 31, 2009 and a report by our independent auditors addressing these assessments beginning with the financial statements for the year ending May 31, 2010. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff.

(c) Changes in Internal Controls Over Financial Reporting

As a result of the identification of a material weakness described above, we have implemented the following changes:

•	We have hired a full time financial executive in January 2007, who was appointed Chief Financial Officer in April 2007
•	Organized an Audit Committee consisting of our two outside directors
•	Began the implementation of formalized policies, procedures and process documentation

Although we have implemented the measures described above and believe they are effective, we have not evaluated such controls against any standard, such as the framework provided by Committee of Sponsoring Organizations of the Treadway Commission (COSO) and expect that such documentation and testing will take significant time and effort. We expect to make additional changes to our controls as we continue to prepare to comply with the management reporting requirements of Section 404 of Sarbanes-Oxley. We recognize that “tone at the top” is a key element to an organization’s control environment and are focused and committed to providing the correct tone and structure within the company. We cannot assure you that we will not in the future identify further deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On August 22, 2008, the appointment of Harris Cohen as a director of Arkados Group, Inc. became effective pursuant to a board resolution adopted at a meeting held on August 16, 2008.

 Mr. Cohen is President of Cooper Barrons, Inc., a private investment firm and hedge fund manager, since 2002.  In 2008, he served as interim General Manager, CFO and consultant to Netanya, Inc, owner of Return to Eden, an organic healthfood store in Atlanta, Georgia.  From 1997 through 2001, he was Portfolio Manager for the Bear Stearns Small Cap Mutual Fund and Institutional Funds.  His fund was acknowledged as one of the top five small cap funds over five years based on consistency of outperformance by USA Today.  Before that, he was a Senior Equity Analyst at Furman Selz LLC from 1994-1996.  Mr. Cohen received his MBA from NYU Stern School of Business in 1993.  He graduated from Phillip Crosby’s Quality Management College.  Prior to Graduate School, Mr. Cohen worked for Coca-Cola and Barron’s Department Stores.  He received a BBA from the University of Georgia in 1984.

 PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with Instruction G.3. of Form 10-K, we plan to incorporate the information required in response to this Item 9 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with Instruction G.3. of Form 10-K, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction G.3. of Form 10-K, we plan to incorporate the information required in response to this Item 10 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2008.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with Instruction G.3. of Form 10-K, we plan to incorporate the information required in response to this Item 12 by reference to our definitive information statement or proxy or file an amendment to this report to provide such information before 120 days after May 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2007 and 2008 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-QSB were approximately $68,105 and $31,600, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2007 and 2008 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2007 and 2008 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $9,000 and $14,700, respectively.

Approval of Non-audit Services and Fees

We created an Audit committee during fiscal year 2007, consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

PART IV
ITEM 15.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	AGREEMENT AND PLAN OF MERGER dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.5	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-K	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

4.8	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended December 15, 2007	8-K	0-27587	4.1	12/12/07

4.9	Form of Common Stock Purchase Warrant, as amended December 15, 2007	8-K	0-27587	4.2	12/12/07

4.10	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended April 2, 2008	8-K	0-27587	4.2	04/08/08

4.11	Form of Request for Extension	8-K	0-27587	4.2	07/22/08

4.12	Form of Extension, Waiver and Conversion Agreement	8-K	0-27587	4.3	07/22/08

4.13	Form of 6% Secured Convertible Debenture due June 28, 2009, as amended August 7, 2008 (convertible at $0.25).	8-K	0-27587	4.1	08/11/08

4.14	Form of New Warrant exercisable at $0.25 per share.	8-K	0-27587	4.2	08/11/08

4.15	Form of warrant exercisable at $0.25 per share until June 30, 2013	8-K	0-27587	4.3	08/11/08

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-K	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-K	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-K	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-K	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49*	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-K	0-27587	10.34	10/10/06

10.50*	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51*	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	10-KSB	0-27587	10.53	9/13/07

10.54	Amendment Agreement dated December 6, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), Cargo Holdings LLC, Crucian Transition, Inc., Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider.	8-K	0-27587	99.1	12/12/07

10.55	Tenth Additional Issuance Agreement dated December 15, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer, Joel C. Schneider, Gennaro Vendome and William H. Carson	8-K	0-27587	99.20	12/22/07

10.56	Waiver and Amendment Agreement dated December 15, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.21	12/22/07

10.57	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	04/08/08

10.58	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	07/22/08

10.59	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	08/11/08

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

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
Date: September 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 12, 2008	By: /s/ Oleg Logvinov
Oleg Logvinov, President, Chief Executive Officer and a Director

Date:	By:
Gennaro Vendome, Director

Date:	By:
William H. Carson, Director

Date: September 12, 2008	By: /s/ Andreas Typaldos
Andreas Typaldos, Chairman

Date: September 12, 2008	By: /s/ Harris Cohen
Harris Cohen, Director