Form 10-Q
period 2008-08-31
ARKADOS GROUP, INC.
filed 2008-10-16
CIK 1095130

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: AUGUST 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-27587

ARKADOS GROUP, INC.
 (Exact name of Registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	22-3586087 (I.R.S. Employer Identification No.)
220 Old New Brunswick Road, Piscataway, NJ 08854 (Address of principal executive offices) (Zip Code)
(732) 465-9300 (Registrant’s telephone number)
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

        The number of the registrant’s shares of common stock outstanding was 30,963,928 as of October 14, 2008.

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended August 31, 2008

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008	4

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to August 31, 2008) and for the Three Months Ended August 31, 2008 (UNAUDITED)	5

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to August 31, 2008) and for the Three Months Ended August 31, 2008 (UNAUDITED)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T	Controls and Procedures	34
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	37

Signatures		38

INTRODUCTORY NOTE

         This Report on Form 10-Q for Arkados Group, Inc. (“Arkados” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	August 31, 2008	May 31, 2008
Assets
Current assets
Cash	$4,401	24,480
Accounts receivable	226,028	34,976
Inventory	44,417	—

Total current assets	274,846	59,456

Equipment, net	42,901	39,860

Deferred financing expenses, net	797,810	899,073

Intangible assets, net	274,638	293,883

Other assets	106,029	98,417

	$1,496,224	1,390,689

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$2,916,490	2,936,012
Related Party Payable	8,719	23,717
Related Party Borrowings	187,700	177,700
Note Payable	—	125,000
Current portion convertible debentures	11,759,277	11,848,458
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	15,809,092	16,047,793

Convertible Debentures	—	—

Commitments & contingencies	—	—

Stockholders’ deficiency

Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized 30,963,928 and 26,278,888, respectively, issued and outstanding	3,096	2,628
Additional paid-in capital	19,815,833	17,865,820
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(34,115,797)	(32,509,556)
Total stockholder’s deficiency	(14,312,868)	(14,657,104)
	$1,496,224	1,390,689

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2008	Cumulative during the Development Stage (March 24, 2004 to August 31, 2008)
Net Sales	$50,486	$223,982	$2,158,070

Cost of Goods Sold	37,270	146,433	1,217,798

Gross Profit	13,216	77,549	940,272

Research and Development Expenses	506,200	344,312	6,896,626
General and Administrative Expenses	747,936	819,673	15,889,477

Net Loss From Operations	(1,240,920)	(1,086,436)	(21,845,831)

Other Income (Expenses):

Interest Expense	(263,841)	(519,807)	(4,449,765)

Net Loss Before Income Taxes	(1,504,761)	(1,606,243)	(26,295,596)

Provision for Income Taxes	—	—	(400,149)

Net Loss	$(1,504,761)	$(1,606,243)	(25,895,447)

Net loss per share
- Basic and diluted	$(0.06)	$(0.06)

Weighted Average of Common Shares Outstanding
- Basic and diluted	26,082,221	27,866,368

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31, 2007	For the Three Months Ended August 31, 2008	Cumulative During the Development Stage (March 24, 2004 to August 31, 2008)
Cash Flows From Operating Activities

Net Loss	$(1,504,761)	$(1,606,243)	$(25,838,531)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	139,407	131,450	1,176,023
Common stock and warrants issued for services	220,138	467,219	8,049,290
Warrants and beneficial conversion rights with debt	—	142,130	627,716
Debt and Interest penalty	—	—	1,004,701
Accounts Receivable	36,856	(191,052)	(226,028)
Inventory	16,159	(44,417)	(44,417)
Deferred Expenses	50,792	101,263	160,523
Prepaid and Other assets	(49,833)	(7,612)	(111,053
Deferred Revenue	10,000	—	—
Related Party Payable	—	(14,998)	8,719
Payroll Taxes and related penalties and interest payable	—	—	(22,916)
Accounts Payable and accrued expenses	217,656	312,385	2,422,916
Net Cash Provided by (Used) in Operating Activities	(863,586)	(709,875)	(12,793,057)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	(5,242)	(140,671)
Net Cash Used in Investing Activities	—	(5,242)	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	485,000	10,000	1,586,726
Note Payable	—	—	125,000
Contribution of capital	—	810,038	2,042,684
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	—	(125,000)	(469,256)
Issuance (repayment) of Debentures	—	—	9,533,461
Repayment of related party debt	—	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	485,000	695,038	12,937,844
Net (Decrease) Increase in Cash	(378,586)	(20,079)	4,116
Cash, beginning of the period	406,457	24,480	285
Cash, end of the period	$27,871	$4,401	$4,401

Supplemental cash flow information
Cash paid for interest	$—	$517
Cash paid for taxes	$—	$2,875
Conversion of accrued interest to debt	$263,431	$331,551
Conversion of debt to equity	$—	$409,113
Debt discount	$—	$264,111

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended August 31, 2008 and 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), , a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC™ platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Such disclosures were included with the financial statements of the Company at May 31, 2008, and included in its report on Form 10-K.  Such statements should be read in conjunction with the data herein.

The summary consolidated financial information reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented.  The results for such interim periods are not necessarily indicative of the results to be expected for the year.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $25 million since inception including a net loss in excess of $6 million for the year ended May 31, 2008 and $1.6 million for the three months ended August 31, 2008.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at August 31, 2008 and May 31, 2008 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation – The consolidated financial statements include the accounts of Arkados Group, Inc. and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Business combinations – We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and intellectual property research and development “IPR&D”, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available

d.
Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company can not estimate the fair value of the remaining outstanding payroll taxes penalties and interest recorded in connection with the merger.

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

g.
Loss Per Share – Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.  Vested stock options and warrants have not been included since there is a net loss and the effect of including these options and warrants would be anti-dilutive.

h.
Tax Provision – No tax provision is required at this time since the company expects to be in a tax loss position at year-end May 31, 2008 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

In December 2007, the Company sold $4,967,706 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007 were $400,149.  This amount has been recorded as a tax benefit in the consolidated statements of operations in 2008. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

On September 9, 2008, the Company was approved for the sale of its 2007 Net Operating Losses of approximately $4,200,000 under the Program in addition to the sale of its Research and Development Tax Credits.  The actual sale and receipt of funds is anticipated to occur in the first half of December.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of August 31, 2008.

j.
Stock Options –.  The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $268,973, respectively, in additional compensation expense during the three months ended August 31, 2008.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	August 31, 2008	August 31, 2007
Risk free interest rate	2.19 - 2.76%	4.82%
Expected life	3-5 years	5 years
Dividend rate	0.00%	0.00%
Expected volatility	64.00 - 99.00%	65%

k.	New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.  “EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5,  Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement”).  (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “  Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”.   Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The

Company is currently evaluating the impact of the adoption of FSP APB 14-1 on the Company’s financial condition and results of operations.

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

NOTE 3 – REVENUE RECOGNITION

During the three month periods ended August 31, 2008, the Company sold and delivered approximately $47,000 of chips to customers.  In addition, during the three month period ended August 31, 2008, the Company recognized revenues related to development contracts in the amounts of approximately $177,000.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

In October 2007, the Company entered into a strategic collaboration with MainNet Communications, Ltd. to create commercial hardware and software solutions for Smart-Grid applications.  Subject to the terms of the agreement and the completion of certain milestones, MainNet is expected to pre-pay up to $500,000 for the delivery of Arkados solutions; as of August 31, 2008 $236,000 has been paid for achievement of milestones according to this agreement.  The details of the collaboration include a financial arrangement that provides discounts to MainNet if it purchases 600,000 Arkados 200Mb/s chipsets (HomePlug AV) over the next three years.

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

A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $13,927 and has been recorded as interest expense for the quarter ended August 31, 2008.

On July 9, 2008, Arkados Group Inc. (the “Company”) reached an agreement with more that the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2008 to extend the due date of the Notes to June 30, 2009.  In exchange for the amendment, the Company agreed to exchange approximately 876,100 shares of common stock, pro rata, for notes in the original principal amount of $313,214.  The debt was converted at $0.35 versus $0.85 in the original agreement.

During the 1st quarter of 2009, interest expense of $ 142,130 was recognized to account for the additional shares that issued at the lower conversion price.

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

From March 1, 2008 through August 31, 2008, the Company borrowed $187,700 from two directors.  These advances were due on demand with interest at the annual rate of 6%.

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

The Company issued $1,773,471 aggregate principal amount of 6% Secured Debentures on June 30, 2006.  The consideration received by the Company for the Secured Debentures consisted of $500,000 cash, forgiveness of repayment of the $500,000 advance received June 1, 2006, forgiveness of $773,470 related party debt due to Andreas Typaldos, the Company’s Chairman and principal shareholder and a limited partnership controlled by his wife. The debentures have a term of three years and mature on December 28, 2008. The 6% Secured Debentures pay interest at the rate of 6% per annum, initially payable semi-annually on January 1 and July 1 of each year beginning January 1, 2007.  In January 2007, the 6% Secured Debentures were amended to provide that interest payable on January 1, 2007 and July 1, 2007 would be added to principal.  These debentures are on substantially the same terms as, and rank pari passu to, an aggregate of $3,875,884 of 6% Secured Debentures outstanding as of May 31, 2006.   The Company issued 834,575 short term and 834,574 long term warrants to the purchasers of the 6% Secured Debentures and entered into a security agreement granting the purchasers a security interest in its assets to secure the Company’s obligations under the debentures. Obligations under the debentures are guaranteed by the Company’s two wholly-owned operating subsidiaries.  The debt discount for such short and long term warrants issued with these 6% Secured Debentures and the related amortization attributed to the debt discount amounts are reflected as interest expense for the three month period ending August 31, 2008.

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

The amortization recorded attributed to all the debt discounts amounted to $88,323 and has been recorded as interest expense for the quarter ended August 31, 2008.

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

During the 3rd quarter of 2008, a deferred expense was recorded in the amount of $774,789 for the extension of the expiration date of the warrants to December 28, 2012.  The amortization recorded was $51,653 and has been recorded as interest expense for the quarter ended August 31, 2008.

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

On August 7, 2008, the Company and the holders of the requisite principal amount of outstanding 6% Secured Convertible Debentures due December 28, 2008 executed an agreement to amend the debentures and make certain waivers, concurrently with the closing of $750,000 of the private placement as follows:

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

As of August 31, 2008, principal amounted to a total of $11,383,260, including original principal, interest on the 6% Secured Debentures converted to debt totaling $1,095,099 and an interest penalty of $1,004,701 and 9,328,494 warrants outstanding.

Other Obligations - Pursuant to the Company’s May 2004 employment agreement with its chief executive officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period and a bonus of $65,333 was due December 29, 2005. While the deferred salary of $91,875 was paid, the bonus of $65,333 remains outstanding. The Company’s chief executive officer temporarily waived the right to receive immediate payment of the $65,333 until May 31, 2007; as of August 31, 2008, it still has not been paid.  The Company’s failure to pay this bonus and other amounts due under the employment agreement, including salary of $322,125 and unreimbursed expenses of $ 39,229 as of August 31, 2008 gives the chief executive the right to terminate the agreement and continue to receive salary at the annual rate of $300,000 for twelve months following the date of such termination.

Included in accrued expenses and other liabilities as of August 31, 2008 is unpaid accrued payroll of $1,209,647 (which includes approximately 4 months of payroll for non-executive employees in the amount of $375,523 and approximately eleven months of unpaid executive payroll in the amount of $768,792), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $75,000 due to executive officers.  As of September 30, 2008, the Company had accrued and unpaid aggregate payroll of $1,048,438.

Related Party Activities - As of August 31, 2008, the Company has reported a related party payable in the amount of $8,719 which represents funds that were advanced to the Company by one of the Officers of the Company.

In aggregate, $4,287,700 of the $11,383,260 of 6% Secured Debentures is held by related parties.

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

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	1,280,000	0.27
Exercised	–	–
Expired or cancelled	–	–
Outstanding at August 31, 2008	16,252,381	$0.47

Information, at date of issuance, regarding stock option grants during the period ended August 31, 2008 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2008
Exercise price exceeds market price	–	$–	$–
Exercise price equals market price	1,280,000	$0.27	$0.18
Exercise price is less than market price	–	$–	$–

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $268,973 of compensation for options vested / earned in the three month period ended August 31, 2008 for employees.  In addition, 500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the three months ended August 31, 2008 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	10,044,916	$0.84
Granted	4,022,225	0.25
Exercised	–	–
Expired or cancelled	2,332,137	0.85
Outstanding at August 31, 2008	11,735,004	$0.72

Information, at date of issuance, regarding warrant grants during the period ended August 31, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2008
Exercise price exceeds market price	–	–	–
Exercise price equals market price	4,022,225	$ 0.25	$ 0.11
Exercise price is less than market price	–	–	–

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and other financial information appearing elsewhere in this quarterly report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in forward-looking statements.

Throughout this Current Report on Form 10-Q, the terms “we,” “us,” “our” and “our company” refers to Arkados Group, Inc. and its subsidiaries.

Background

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

Arkados’ solutions offer a completely different approach than our competitors.  Our solutions incorporate a processor and multiple interfaces into the same chip that houses HomePlug communication technology, as well as provide application-level software that runs on the chip. We believe this “system-on-a-chip” approach provides a more cost-effective and more flexible strategy to bring products to market for our customers.

Arkados received a major award from G4 Television for its HomePlug system-on-chip and software solution. Arkados won the award on the strength of its embedded solution powering the IOGEAR Powerline Stereo Audio System which creates whole-house music at a fraction of the cost of dedicated installed systems.

Sales & Customers

Our solutions have been shown in a number of public venues, including the 2007 and 2008 International Consumer Electronics Show, CEDIA Expo 2008, Microsoft’s WinHEC 2007, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, devolo AG, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

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

The following is a brief compendium of publicly available quotes that echo our beliefs in the strength of Arkados’ target markets:

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

Another large potential market for Arkados’ solutions relates to energy conservation, the “green” applications that help utility companies and their customers save both money and energy.  For example, “Smart Grid” applications (Green Energy, demand response, energy efficiency and grid modernization – i.e., reduction of carbon emissions) and home/building automation (such as controlling air conditioner thermostats remotely) represent large and attractive opportunities given today’s surging energy costs.

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

Many services currently available, from remotely-monitored security, to piped-in music, to health monitoring systems, require costly professional installation for communication and distribution.  With the addition of a broadband pipe to the house, and the use of an in-home distribution method such as Arkados solutions provide, over-the-top (OTT) this type of solution allows the content owners to deliver the content directly to consumers.

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

•	Services

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

On March 3, 2007 we completed the merger of Arkados Wireless Technologies, Inc., our wholly owned subsidiary (“Merger Sub”) with Aster Wireless, Inc. a Delaware corporation (“Aster”). In this merger, we acquired synergistic talent and technology which has helped improve the reliability and quality of audio streaming in our current generation chipset and we believe will help deliver our next-generation chips to market more quickly, with richer capabilities.

Industry Background

Music, movies, and a wide range of communication services are experiencing a fundamental shift. The distribution of content to a product, and in some cases the product itself, is transitioning from traditional methods. Digital content requires a new digital distribution model. Arkados’ solutions directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel both inside a home, and to the home.

Standards

Arkados is a Contributing Member of the HomePlug Powerline Alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups.

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

We have also entered into go-to-market strategies with a number of ODMs and other technology companies, which offer even greater turnkey value to our customers. We have announced relationships and strategies with several companies, including GigaFast and Tatung Corporation, a multi-billion dollar product design and manufacturing company. In these collaborations, we are developing whole-house digital media solutions that can distribute music and video from a multitude of sources such as an iPod® , music and video stored on computers, any internet radio station, and music and video download services to existing stereo systems, televisions, and speakers throughout the house.

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

Intellectual Property Portfolio

Examples of our IP portfolio include methods for increasing resistance to noise, allowing more robust transmissions, maximizing throughput, and several product-level applications such as adaptors and connectivity devices. We believe our patent portfolio will provide a competitive edge in the areas of the technology based on such new standards such as IEEE1901 and upcoming ITU G.hn standards.

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

We anticipate growth of product revenues, much of which will be recognized in the later half of calendar year 2008 into the beginning of 2009 in line with the product introductions as described above.

We have not had significant revenue from operations since inception and, as of August 31, 2008, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

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

Results of Operations

For The Three Months Ended August 31, 2008

During the three month period ended August 31, 2008, we had total revenue of $224,000 compared to $50,000 for the same period in 2007.  About $47,000 of the revenue recognized in the first quarter of 2009 was for chip sales into the audio market.  Another $177,000 of revenue was related to development agreements with three customers.  As of August 31, 2008, there was approximately $185,000 in backlog.  Total operating expenses for the three month period ended August 31, 2008 were $1,164,000 compared to total operating expenses for the same period in 2007 of $1,254,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense increased during the three month period from $264,000 in 2007 to $520,000 in 2008.

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

At August 31, 2008, we had $4,000 in cash and negative working capital of $16 million, compared to $24,000 in cash and negative working capital of $16 million at May 31, 2008. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 6% convertible debentures.

Our present material commitments are the compensation of our employees, including our executive officers (of which $1,209,647 remains past due at August 31, 2008) payment of $1,066,550 of convertible debt due June 30, 2009, payment of convertible debt due, with interest at the annual rate of 6%, on June 28, 2009 , and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.  Our lack of working capital has constrained and can be expected to continue to constrain all aspects of our operations.  As design solutions are completed for existing customers, our need to finance the purchase of chip inventory will increase.  If we are unable to finance the purchase of chip inventory, we will not be able to fulfill sale commitments and will not be able to recognize revenue on firm orders; such failures will have an adverse impact on our important technical relationships and future marketing efforts.  In additional to general efforts to raise capital to support our operations, we will explore arrangements specifically relating to inventory that may be costly (in the case of a factoring arrangement), require the consent of holders of secured debt and may involve the licensing of technology in exchange for manufacturing services.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2008.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.  Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of August 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2008. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2008.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of May 31, 2008. Due to its small size and limited financial resources, the Company’s CFO, is the only employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  The CFO is currently working to put it in place compensating levels of controls to provide for greater segregation of duties.  This assessment should not be considered a report on efficacy of such controls as would be required under Section 404 of SOX in connection with the audit of our financial statements for the year ending May 31, 2008.

        In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

        The consolidated financial statements as of and for the period ended August 31, 2008 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None

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

In August, 2008, a judgment in the amount of $58,691.87 was entered against the company in the matter of Porter Levay & Rose, Inc. v. Arkados Group, Inc.   The case is pending in the Superior Court of New Jersey, Law Division, Middlesex County (Docket No. MID-L-008649-07) and involved non-payment of fees for investor relations services and expenses.  Approximately $41,000 of the amount had already been accrued as of May 31, 2008 and we do not anticipate that the amount of the judgment exceeds the total amount accrued for such services as of August 31, 2008 by a material amount.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2008 to the risk factors discussed in the periodic reports noted above:

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

Dated: October 16, 2008                                                                           ARKADOS GROUP, INC

By: /s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By: /s/ Lawrence Crawford
Lawrence Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)