Form 10-Q
period 2008-11-30
ARKADOS GROUP, INC.
filed 2009-01-20
CIK 1095130

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: NOVEMBER 30, 2008
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

        The number of the registrant’s shares of common stock outstanding was 30,963,928 as of January 20, 2009.

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended November 30, 2008

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of November 30, 2008 (Unaudited) and May 31, 2008	4

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to November 30, 2008) and for the Three and Six Months Ended November 30, 2008 (Unaudited)	5

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to November 30, 2008) and for the Six Months Ended November 30, 2008 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T	Controls and Procedures	33
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 6.	Exhibits	36

Signatures

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	30-Nov-08	31-May-08
	(Unaudited)
Assets
Current assets
Cash	$3,666	$24,480
Accounts receivable, net	133,867	34,976
Inventory	31,138	—
Total current assets	168,671	59,456

Equipment, net	40,509	39,860

Deferred financing expenses, net	709,650	899,073

Intangible assets, net	255,392	293,883

Other assets	50,383	98,417
	$1,224,605	$1,390,689
Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$3,621,217	$2,936,012
Related Party Payable		23,717
Related Party Borrowings	187,700	177,700
Note Payable	122,015	125,000
Current portion convertible debentures	11,917,301	11,848,458
Payroll taxes and related penalties and interest payable	936,906	936,906
Total current liabilities	16,785,139	16,047,793

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized 30,963,928 and 26,278,888, respectively, issued and outstanding	3,096	2,628
Additional paid-in capital	20,109,734	17,865,820
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(35,657,364)	(32,509,556)
Total stockholder’s deficiency	(15,560,534)	(14,657,104)
	$1,224,605	$1,390,689

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2007	For the Three Months Ended November 30, 2008	For the Six Months Ended November 30, 2007	For the Six Months Ended November 30, 2008	Cumulative during the Development Stage (March 24, 2004 to November 30,2008)
Net Sales	$330,077	$160,443	$380,563	$384,425	$2,318,513

Cost of Goods Sold	136,690	129,137	173,960	275,570	1,346,936

Gross Profit	193,387	31,306	206,603	108,855	971,577

Research and Development Expenses	496,950	343,417	1,003,150	687,729	7,240,043
General and Administrative Expenses	720,923	795,965	1,468,859	1,615,638	16,685,441

Net Loss From Operations	(1,024,486)	(1,108,076)	(2,265,406)	(2,194,512)	(22,953,907)

Other Income (Expenses):

Interest Expense	(286,017)	(433,492)	(549,858)	(953,299)	(4,826,341)

Net Loss Before Income Taxes	(1,310,503)	(1,541,568)	(2,815,264)	(3,147,811)	(27,780,248)

Provision for Income Taxes					(400,149)

Net Loss	$(1,310,503)	$(1,541,568)	$(2,815,264)	$(3,147,811)	$(27,380,099)

Net loss per share
- Basic and diluted	$(0.05)	$(0.05)	$(0.11)	$(0.11)

Weighted Average of Common Shares Outstanding
- Basic and diluted	26,082,221	30,963,928	26,082,221	29,193,894

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30, 2007	For the Six Months Ended November 30, 2008	Cumulative During the Development Stage (March 24, 2004 to November 30, 2008
Cash Flows From Operating Activities

Net Loss	$(2,815,264)	$(3,147,811)		$(27,380,099)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	258,275	311,111		1,355,684
Common stock and warrants issued for services	386,081	761,120		8,343,191
Warrants and beneficial conversion rights with debt	170,984	142,130		627,716
Debt and Interest penalty	—	—		1,004,701
Accounts Receivable	(45,775)	(98,891)		(133,867)
Inventory	34,011	(31,138)		(31,138)
Deferred Expenses	108,919	189,423		248,683
Prepaid and Other assets	(47,659)	48,034		(55,407)
Related Party Payable	—	(23,717)		—
Payroll Taxes and related penalties and interest payable	—	—		(22,916)
Accounts Payable and accrued expenses	915,869	1,017,113		3,127,644
Net Cash Provided by (Used) in Operating Activities	(1,034,559)	(832,626)		(12,915,808)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(540)	(5,242)		(140,671)
Net Cash Used in Investing Activities	(540)	(5,242)		(140,671)
Cash Provided by Financing Activities
Loan payable - related party	855,000	10,000		1,586,726
Note Payable	—	122,015		247,015
Contribution of capital	—	810,038		2,042,684
Debt Discount	(170,984)	—		—
Exercise of stock options	—			1,756
Proceeds from convertible debt	—			1,066,500
Repayment of debt	—	(125,000)		(469,256)
Issuance (repayment) of Debentures	—			9,533,461
Repayment of related party debt	—			(949,027)
Net Cash Provided by (Used) in Financing Activities	684,016	817,053		13,059,859
Net (Decrease) Increase in Cash	(351,083)	(20,815)		3,380
Cash, beginning of the period	406,457	24,480		285
Cash, end of the period	$55,374	$3,666		$3,666

Supplemental cash flow information
Cash paid for interest	$757	$517	$
Cash paid for taxes	$—	$2,875	$
Conversion of accrued interest to debt	$263,431	$331,551	$
Conversion of debt to equity	$—	$409,113	$
Debt discount	$—	$264,111	$

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended November 30, 2008 and 2007
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip and software solutions that directly support networking, smart-grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the networking of home entertainment and computer devices using standard electricity lines. We also offer licenses to some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC™ platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of over 75 companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standards of such technologies and is a member of the IEEE P1901 working group.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $27 million since inception including a net loss in excess of $6 million for the year ended May 31, 2008 and $3.1 million for the six months ended November 30, 2008.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at November 30, 2008 and May 31, 2008 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In December 2007, the Company sold $4,967,706 of its State Net Operating Loss carry forwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carry forwards and defined research and development tax credits for cash. The proceeds from the sale in 2007 were $400,149.  This amount has been recorded as a tax benefit in the consolidated statements of operations in 2008.

On September 9, 2008, the Company was approved for the sale of its 2007 Net Operating Losses of approximately $4,200,000 under the Program in addition to the sale of its Research and Development Tax Credits.  The proceeds from the sales in 2008 were $440,149 and were received in the first half of December. This amount has been recorded as a tax benefit in the consolidated statements of operations in 2009 The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carry forwards under the Program.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of  November 30, 2008.

j.
Stock Options –.  The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $562,874 in additional compensation expense during the six months ended November 30, 2008.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Six Months Ended	For Six Months Ended
	November 30, 2008	November 30, 2007
Risk free interest rate	2.19 - 2.76%	4.82%
Expected life	3-5 years	5 years
Dividend rate	0.00%	0.00%
Expected volatility	64.00 - 99.00%	65%

k.	New Accounting Pronouncements

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

NOTE 3 – REVENUE RECOGNITION

During the three and six month periods ended November 30, 2008, the Company sold and delivered approximately $63,948 and $ 110,216, respectively of chips to customers.  In addition, during the three and six month periods ended November 30, 2008, the Company recognized revenues related to development contracts in the amounts of approximately $96,495 and $  274,209 , respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

In October 2007, the Company entered into a strategic collaboration with MainNet Communications, Ltd. to create commercial hardware and software solutions for Smart-Grid applications.  Subject to the terms of the agreement and the completion of certain milestones, MainNet is expected to pre-pay up to $500,000 for the delivery of Arkados solutions; as of November 30, 2008 $236,000 has been paid for achievement of milestones according to this agreement.  The details of the collaboration include a financial arrangement that provides discounts to MainNet if it purchases 600,000 Arkados 200Mb/s chipsets (HomePlug AV) over the next three years.

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

On July 6, 2007, the Company reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes due July 7, 2007 to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.  In connection with the amendments, the Company retained Trident Partners, Ltd., who served as placement agent for the Notes in 2005, to solicit the consent of Note holders that were their customers.  Under the Solicitation Agreement, the Company paid Trident $25,000 and issued Trident 137,656 Warrants. A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $5,416 and has been recorded as interest expense for the six months ended November 30, 2008.

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

During the six months ended November 30, 2008, interest expense of $ 142,130 was recognized to account for the additional shares that issued at the lower conversion price.

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

From March 1, 2008 through November 30, 2008, the Company borrowed $187,700 from two directors.  These advances were due on demand with interest at the annual rate of 6%.

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

The amortization recorded attributed to all the debt discounts amounted to $268,973 and has been recorded as interest expense for the six months ended November 30, 2008.

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

As of November 30, 2008, there was a total of $11,917,301 in principal amount, including interest on the 6% Secured Debentures converted to debt totaling $1,095,099, an interest penalty of $1,004,701 and 9,328,494 warrants outstanding.

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

Included in accrued expenses and other liabilities as of November 30, 2008 is unpaid accrued payroll of $ 1,650,353 (which includes approximately 5 months of payroll for non-executive employees in the amount of $ 762,548 and approximately fifteen months of unpaid executive payroll in the amount of $ 887,805, an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursements of $67,998 due to executive officers.  As of November 30, 2008, the Company had accrued and unpaid aggregate payroll of $ 1,650,353.

Related Party Activities - As of November 30, 2008, the Company has reported a related party payable in the amount of $ 187,770 which represents funds that were advance to the Company by one of the Officers of the Company.

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

NOTE 6 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders’ fees, value of warrants as extension fees in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	4,786,238	0.22-27
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2008	19,758,619	$0.44

Information, at date of issuance, regarding stock option grants during the six month period ended November 30, 2008 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2008
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	4,786,238	$0.22 -.027	$0.15 -0.21
Exercise price is less than market price	—	$—	$—

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $562,874 of compensation for options vested / earned in the six month period ended November 30, 2008 for employees.  In addition, 500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the six months ended November 30, 2008 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

Also, 360,000 shares of stock were granted to a service provider during the six month period ending November 30, 2008; $108,000 of consulting expense for this transaction was recorded during this period.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	10,044,916	$0.84
Granted	4,022,225	0.25
Exercised	—	—
Expired or cancelled	2,332,137	0.85
Outstanding at November 30, 2008	11,735,004	$0.72

Information, at date of issuance, regarding warrant grants during the period ended November 30, 2008.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30, 2008
Exercise price exceeds market price	—	—	—
Exercise price equals market price	4,022,219	$0.25	$0.11
Exercise price is less than market price	—	—	—

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto. In addition, reference is made to our annual report on Form 10-K which provides disclosures regarding material risks that are not repeated in this Report which may have an impact on future financial condition and results of  operations.

Arkados Products

Our highly integrated semiconductors facilitate internet or network connections over existing electric lines for new consumer electronic products (such as stereo systems, television sets, intercoms and personal iPods®). Our solutions can also be used for bridging legacy products with newer home networking and broadband communications technologies.

Arkados’ solutions offer a completely different approach than that of our competitors.  Our solutions incorporate a processor and multiple interfaces into the same chip that houses HomePlug communication technology, as well as provide application-level software that runs on the chip. We believe this “system-on-a-chip” approach provides a more cost-effective and more flexible strategy to bring products to market for our customers.

In October 2008, Arkados announced an agreement with STMicroelectronics to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). Planned for availability mid-next year, the world’s first HomePlug AV SoC is designed to power applications ranging from simple Ethernet-to-powerline bridges to full-featured products as wide ranging as HDTV distribution, digital set-top boxes, IPTV, whole-house audio, networked digital picture frames, surveillance systems, and also industrial and commercial applications, especially targeting the Smart Grid and Green Energy segments. STMicro is largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market, and, based on announced product plans of other HomePlug members, we believe this chip will be the only chip available in the near term that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard.

In January 2009, Arkados announced teaming with Freescale Semiconductor, Inc. to bring a versatile “Whole-House Audio In a Box” platform to market. The platform uses Arkados’ HomePlug® based multimedia streaming technology, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data. This platform was announced at CES 2009.

Last year, Arkados received a major award from G4 Television for its HomePlug system-on-chip and software solution. Arkados won the award on the strength of its embedded solution powering the IOGEAR Powerline Stereo Audio System which creates whole-house music at a fraction of the cost of dedicated installed systems. In 2009, Arkados continued to be recognized through the products of our customers: Checkolite International received a “CES Best of the Best” award from G4

Television for a system that combines whole-house audio with lighting control, and Russound’s Collage and NuVo’s Renovia systems were each recognized as Honorees in the 2009 CES Innovations awards. Each system is built around the Arkados chip and software platform.

Sales & Customers

Our solutions have been shown in a number of public venues, including the 2008 and 2009 International Consumer Electronics Show, CEDIA Expo 2009, Microsoft’s WinHEC 2008, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, Checkolite, Corporate Systems Engineering, devolo AG, Freescale, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

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

We believe that products that use our are easy-to-install and easy-to-use since they create connectivity through the existing electrical outlets and electrical wires. For the end user, products that use Arkados solutions connect to each other by simply plugging in, while also being reliable and secure.

Technology

Arkados is committed to building standards based solutions.  Currently, Arkados’ SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. We have announced that that our upcoming HomePlug® AV based AI-2100 SoC will likely be the only chip available that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard. The upcoming chip will also offer support for the Inter PHY Communication Protocol (IPP) as defined by the IEEE P1901 Working Group, and which is scheduled to be included in the upcoming ITU-T G.hn standard.

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

Our next generation SoC, the AI-2100, will be backwards compatible with our current chip and it will feature an enhanced embedded Quality of Service (QoS) engine which supports video flows for low jitter, lip synch and low latency delivery. The chip is being developed and manufactured under an agreement with STMicroelectronics.

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

The following is a brief compendium of publicly available quotes that echo our beliefs in the strength of Arkados’ target markets1:

•	Retail Consumer Electronics for the Digital Home Market
o
iSuppli: “The next networking frontier is the home – and the ubiquitous power line is its Holy Grail,” says Steve Rago, Principal analyst and author for iSuppli’s new report ‘Home Networking Technology’s Killer Connection’. “Both the IEEE and the ITU are driving emerging power line standards. It currently appears that the IEEE, which includes HomePlug AV technology, may have the advantage due to the timing, available silicon, and its announced supporters, including STMicroelectronics and Arkados. In its report, iSuppli forecasts 210 million power line devices will ship during 2013, a CAGR of 76% over the next five years.” (1/6/2009)

o
ABI Research: “Total network-enabled consumer electronics and media devices shipments are expected to grow from 92 million in 2007 to nearly 460 million by 2012, exceeding the 368 million network-enabled home gateways, routers, network adapters and home network storage products shipped the same year.” (10/18/2007)

o	ABI Research: “Networked Home Audio Market to Hit $7.2 Billion by 2012” (4/17/2007)
o
Multimedia Intelligence as quoted by EETimes magazine: “By 2012, as consumer electronics manufacturers and operators gradually add IP connectivity across a broad array of equipment,” the analyst forecasts “the market for the resulting network

1 The statements and conclusions are those of the respective quoted authors, based upon their research and understanding of the market for semiconductors, consumer produces and the powerline industry.  We do not adopt or confirm such statements and are not responsible such statements’ accuracy.  In addition many of these statements are foreward looked and we have not verified any of the assumptions upon which such statements are made.

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

o
From CNNMoney.com: “The Brattle Group, a think tank, estimates the nation will need to spend up to $1.5 trillion on its electricity system over the next 20 years - and that’s just enough to keep the lights on. An investment in cleaner energy could put the figure at $2 trillion, and would include building new power plants, transmission lines, and focus on conservation. On the grid alone - the lines, towers, meters and substations - Brattle estimates the first steps towards a smart grid could cost about $900 billion over the next two decades. That includes money for computers, meters and software to digitize the grid. (1/8/2009)

o
From EDN Magazine: “in the electric industry alone, 500 million meters worldwide could be replaced over the next 10 years, resulting in semiconductor sales of at least $7.5 billion, according to Mark Buccini, director of strategic marketing for Texas Instruments’ microcontroller products.” And continues to say “a large number of those will be connected to a home area network, and that home network will have at least one device that can talk to the meter,” and that “the communications piece is as much as three times as big [as the $7.5B market for meters].” (6/24/2008)

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

o
The Diffusion Group: “By 2012, approximately 190 million households will use a next-generation game console; 80% of these households – 148 million – will have this console connected to the Internet; and 75% of connected-console households – more than 110 million – will use console-based video services at least a couple times each week.” (12/1/2008)

o
The Diffusion Group: “TDG found that 40% of broadband users are watching at least an hour of video per week on the Internet. More surprising is that 30% of those are watching 25% or more of their TV online. Imagine what will happen when tens of millions of households are capable of watching broadband video on their big-screen, high-dollar, high-definition TVs and home theater systems.” (5/2008)
o
Harbor Research: “The ability to monitor, repair and control equipment remotely over the Internet….. has changed the concept of service for manufacturers in key industries around the world…..These new services represent a multi-billion dollar opportunity. Market growth is also extremely strong.”(3/2006)

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

Dependence on Financing

We have not had significant revenue from operations since inception and, as of November 30, 2008, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to November 30, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.  The due date on these convertible debentures was amended from December 28, 2008 to June 28, 2009 in an agreement dated August 7, 2008.

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

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. As of November 30, 2008, we owed $1,650,353 in payroll of which $887,805 was due to officers, including Oleg Logvinov, our CEO.  Our failure to satisfy these obligations creates a morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.  In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

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

Market analyst In-Stat forecasted2 that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. Membership in the Alliance has grown to include over 75 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Energy., part of General Electric Co.; Intel Corporation; LG Electronics; Motorola; Sharp Laboratories of America; and Texas Instruments Incorporated (TI). Besides Arkados, contributor members include Corporate Systems Engineering; Gigle Semiconductor; Intellon Corporation; Renesas; SPiDCOM Technologies; and YiTran Communications.

Strategic Relationships

In October 2008, Arkados and STMicroelectronics announced that they reached an agreement to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). The introduction of this device is timed to take place to meet the market’s needs for communications solutions that help to implement Smart Grid and Green Energy applications. The agreement specifies that both ST and Arkados will market a version of the device specifically targeted at “bridging” applications such as Ethernet-to-Powerline adapters, or other applications where only a MAC/PHY implementation is needed. Arkados will continue to focus on marketing the chip for

2 See Note 1 appearing on page 24.

more full-featured connected media applications such as whole-house audio, IPTV, and segments of the smart-grid market. This agreement allows Arkados to complete the design and manufacturing of the state-of-the-art chip without making the costly investment of taping out a new chip. ST is contributing to the investment for the development and manufacturing for the Arkados-designed chip. In return, ST receives the rights to market the chip through its worldwide distribution network.

In January 2009, Freescale Semiconductor and Arkados debuted a “whole-house audio in a box” platform. The platform uses Arkados’ HomePlug-based multimedia streaming technology, which has been adopted by audio market leaders for custom home installations, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data.

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

Manufacturing

We currently use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access to advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. Our efforts to develop multiple sources of supply have been hindered by our lack of adequate working capital

In connection with the development of our next generation chip, we have entered into a development agreement with STMicroelectronics.  The agreement allows Arkados to complete the design and manufacturing of without making the costly investment of taping out a new chip. ST is contributing to the investment for the development and manufacturing for the Arkados-designed chip.

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

Consistent with Arkados’ vision of seamless networking, in August 2008, Arkados was recently granted a patent that covers the use of an inexpensive PHY/MAC and adapter to communicate over diverse wire media such as power, copper phone and coax cable, while offering advanced Quality of Service features. Entitled “Integrated Universal Network Adapter” (Patent 7,440,443). The concept has been echoed and formalized by industry groups as they seek to standardize on methods for implementation of these concepts. For example, the HomePlug Powerline Alliance recently began collaborating with alliances based on other physical mediums, and ITU-T sponsored G.hn effort is focused on one MAC protocol and one PHY communications connection, regardless of whether the physical medium is power line, coax cable, phone line, or Ethernet cable.

Our patent portfolio reflects our innovative development efforts and our forecasts of how we envision the market will evolve. We have been awarded 12 U.S. Patents, which we believe is an indicator that we have developed a good understanding regarding key industry developments. In addition to our issued U.S. patents, we have over 32 pending U.S. patent applications, and various corresponding international patents and applications.

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

We anticipate growth of product revenues, much of which will be recognized in the later half of calendar year 2009 into the beginning of 2010 in line with the product introductions as described above.

Results of Operations

For The Three Months Ended November 30, 2008

During the three month period ended November 30, 2008, we had total revenue of $160.443 compared to $330,077 for the same period in fiscal 2008.  About $63,948 of the revenue recognized in the second quarter of 2009 was for chip sales into the audio market.  Another $96,495 of revenue was related to development agreements with three customers.  As of November 30, 2008, there was approximately $175,000 in backlog.  Total operating expenses for the three month period ended November 30, 2008 were $1,139,382 compared to total operating expenses for the same period in fiscal 2008 of $1,217,873.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense increased during the three month period from $286,017 in fiscal 2008 to $433,492 in fiscal 2009.

For the Six Months Ended November 30, 2008

During the six month period ended November 30, 2008, we had total revenue of $ 384,425 compared to $380,563 for the same period in fiscal 2008.  About $ 110,216 of the revenue recognized in the first six months of fiscal 2009 was for chip sales into the audio market.  Another $274,209 of revenue was related to development agreements with five customers.  As of November 30, 2008, there was approximately $175,000 in backlog.  Total operating expenses for the six month period ended

November 30, 2008 were $2,303,367 compared to total operating expenses for the same period in 2007 of $2,472,009. In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense increased during the six month period from $549,858 in fiscal 2008 to $ 953,299 in fiscal 2009.

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

At November 30, 2008, we had $3,666 in cash and negative working capital of $(16,616,468), compared to $24,480 in cash and negative working capital of $(15,988,337) at May 31, 2008. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 6% convertible debentures.

Our present material commitments are the compensation of our employees, including our executive officers (of which $1,550,363. remains past due at November 30, 2008) payment of $1,066,550 of convertible debt due June 30, 2009, payment of convertible debt due, with interest at the annual rate of 6%, on June 28, 2009, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.  Our lack of working capital has constrained and can be expected to continue to constrain all aspects of our operations.  As design solutions are completed for existing customers, our need to finance the purchase of chip inventory will increase.  If we are unable to finance the purchase of chip inventory, we will not be able to fulfill sale commitments and will not be able to recognize revenue on firm orders; such failures will have an adverse impact on our important technical relationships and future marketing efforts.  In additional to general efforts to raise capital to support our operations, we will explore arrangements specifically relating to inventory that may be costly (in the case of a factoring arrangement), require the consent of holders of secured debt and may involve the licensing of technology in exchange for manufacturing services.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2008.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of  November 30, 2008. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of  November 30, 2008.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter and six months periods ended November 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of May 31, 2008. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of May 31, 2008, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of May 31, 2008, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

 The consolidated financial statements as of and for the period ended November 30, 2008 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 4, 2008, we received an arbitration award (In the Matter of the Arbitration Between: Robert Dillon, William Simons and Stephen Schuster, Petitioners and Andreas Typaldos, Renee Typaldos,. OIeg Logvinov, Enikia, LLC, Miletos, LLC, Plitra Holdings, LLC, The Andreas Typaldos Family Ltd. Partnership and The Renee Typaldos Farnily Ltd. :Partnership, Respondents, American Arbitration Association, Case No: 13 117 Y 00150 08) denying the relief sought by Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) initially sought in the action action we previously disclosed which they commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04). The arbitration panel denied all relief sought by the Plaintiffs  and awarded Andreas Typaldos fees in the approximate amount of $55,000.After hearings in October 2008 with the, the arbitrators ruled against Dillon.

In August, 2008 a $58, 691.87 judgment was entered against the company in the matter of Porter Levay & Rose, Inc. v. Arkados Group, Inc.   The case is pending in the Superior Court of New Jersey, Law Division, Middlesex County (Docket No. MID-L-008649-07) and involved non-payment of fees for investor relations services and expenses.  Approximately $41,000 of the amount had already been accrued as of May 31, 2008 and we do not anticipate that the amount of the judgment exceeds the total amount accrued for such services as of November 30, 2008 by a material amount.

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

Item 1A.    Risk Factors

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2008 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended November 30, 2008 to the risk factors discussed in the periodic reports noted above:

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

Dated: January 20, 2009	ARKADOS GROUP, INC

By: /s/ Oleg Logvinov Oleg Logvinov President and Chief Executive Officer

By: /s/ Larry L. Crawford Chief Financial Officer , EVP, CFO (Principal Financial and Accounting Officer)