Form 10-Q
period 2009-02-28
ARKADOS GROUP, INC.
filed 2009-04-20
CIK 1095130

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: February 28, 2009
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

        The number of the registrant’s shares of common stock outstanding was 31,718,397 as of April 20, 2009.

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended February 28, 2009

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of February 28, 2009 (Unaudited) and May 31, 2008	4

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to February 28, 2009) and for the Three and Nine Months Ended February 28, 2009 (Unaudited)	5

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to February 28, 2009) and for the Nine Months Ended February 28, 2009 (Unaudited)	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4T	Controls and Procedures	35
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 6.	Exhibits	38
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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	28-Feb 09	31-May-08
	(Unaudited)
Assets
Current assets
Cash	$398	$24,480
Accounts receivable, net	157,403	34,976
Inventory	31,138	—
Total current assets	188,939	59,456

Equipment, net	38,207	39,860

Deferred financing expenses, net	621,490	899,073

Intangible assets, net	235.887	293,883

Other assets	50,294	98,417
	$1,134,817	$1,390,689
Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$3,979,909	$2,936,012
Related Party Payable		23,717
Related Party Borrowings	187,700	177,700
Note Payable	107,250	125,000
Current portion convertible debentures	12,368,855	11,848,458
Payroll taxes and related penalties and interest payable	936,906	936,906
Total current liabilities	17,580,620	16,047,793

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized 31,718,397 and 26,278,888, respectively, issued and outstanding	3.171	2,628
Additional paid-in capital	20,978,050	17,865,820
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(37,411,024)	(32,509,556)
Total stockholder’s deficiency	16,445,803	(14,657,104)
	$1,134,817	$1,390,689

The accompanying notes are an integral part of these condensed consolidated financial statements

 ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 29, 2008	For the Three Months Ended February 28, 2009	For the Nine Months Ended February 29, 2008	For the Nine Months Ended February 28, 2009	Cumulative during the Development Stage (March 24, 2004 to February 28, 2009)
Net Sales	$260,599	$198,900	$641,162	$583,325	$2,517.413

Cost of Goods Sold	51,054	197,638	225,014	473,208	1,544,573

Gross Profit	209,545	1,262	416,148	110,117	972,840

Research and Development Expenses	516,355	412,392	1,519,505	1,100,121	7,652,435
General and Administrative Expenses	666,907	1,399,298	2,135,765	3,014,936	18,084,740

Net Loss From Operations	(973,717)	(1,810,428)	(3,239,122)	(4,004,939)	(24,764,334)

Other Income (Expenses):

Interest Expense	(316,871)	(384,645)	(911,730)	(1,337,945)	(5,210,987)

Net Loss Before Income Taxes	1,335,588	(2,195,073)	(4,150,852)	(5,342,884)	(29,975,321)

(Benefit) for Income Taxes	(400,149)	(441,413)	(400,149)	(441,413)	(841,562)

Net Loss	$(935,439)	$(1,753,660)	$(3,750,703)	$(4,901,471)	$(29,133,759)

Net loss per share
– Basic and diluted	$(0.04)	$(0.06)	$(0.14)	$(0.17)

Weighted Average of Common Shares Outstanding
– Basic and diluted	26,104,721	31,341,162	26,091,221	29,467,141

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 29, 2008	For the Nine Months Ended February 28, 2009	Cumulative During the Development Stage (March 24, 2004 to February 28, 2009
Cash Flows From Operating Activities

Net Loss	$(3,750,703)	$(4,901,471)	$(29,133,759)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	396,191	442,975	1,487,548
Common stock and warrants issued for services	1,064,495	1,629,514	9,211,585
Warrants and beneficial conversion rights with debt		142,130	627,716
Debt and Interest penalty			1,004,701
Accounts Receivable	84,686	(122,427)	(157,403)
Inventory	7,348	(31,138)	(31,138)
Deferred Expenses	218,633	277,583	336,843
Prepaid and Other assets	8,470	48,123	(55,318)
Related Party Payable	21,515	(23,717)	(22,916)
Accounts Payable and accrued expenses	1,209,439	1,717,300	3,827,830
Net Cash Provided by (Used) in Operating Activities	(209,349)	(821,128)	(12,904,310)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(540)	(5,242)	(140,671)
Net Cash Used in Investing Activities	(540)	(5,242)	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	–	10,000	1,586,726
Note Payable	50,000	107,250	232,250
Contribution of capital	–	810,038	2,042,684
Debt Discount	(1,064,495)	–
Exercise of stock options	–	–	1,756
Proceeds from convertible debt	–	–	1,066,500
Repayment of debt	–	(125,000)	(469,256)
Issuance (repayment) of Debentures	855,000	–	9,533,461
Repayment of related party debt	–	–	(949,027)
Net Cash Provided by (Used) in Financing Activities	(159,495)	802,288	13,045,094
Net (Decrease) Increase in Cash	(369,384)	(24,082)	113
Cash, beginning of the period	406,457	24,480	285
Cash, end of the period	$37,073	$398	$398

Supplemental cash flow information
Cash paid for interest	$1,136	$1,480
Cash paid for taxes	–	–
Conversion of accrued interest to debt	$500,116	$673,049

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine  Months Ended February 28, 2009 and February 29, 2008
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $29 million since inception including a net loss in excess of $6 million for the year ended May 31, 2008 and $4.9 million for the nine months ended February 28, 2009.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at February 28, 2009 and May 31, 2008 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In December 2007, the Company sold $4,967,706 of its State Net Operating Loss carry forwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carry forwards and defined research and development tax credits for cash. The net proceeds from the sale in 2007 were $400,149.  This amount has been recorded as a tax benefit in the consolidated statements of operations in 2008.

On September 9, 2008, the Company was approved for the sale of its 2007 Net Operating Losses of approximately $4,200,000 under the Program in addition to the sale of its Research and Development Tax Credits.  The net proceeds from the sales in 2008 were $441,413 and were received in the first half of December. This amount has been recorded as a tax benefit in the consolidated statements of operations in 2009 The State renews the Program annually and limits the aggregate gross proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carry forwards under the Program.

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of  February 28, 2009.

j.
Stock Options –.  The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $1,306,913 in additional compensation expense during the nine months ended February 28, 2009 and $517,996 in additional compensation expense during the nine months ended February 29, 2008.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Nine Months Ended	For Nine Months Ended
	February 28, 2009	February 29, 2008
Risk free interest rate	1.94 - 2.76%	4.82%
Expected life	3-5 years	5 years
Dividend rate	0.00%	0.00%
Expected volatility	64.00 - 194.00%	65%

k.	New Accounting Pronouncements

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that most derivatives be recorded as assets or liabilities with changes in their fair value being recorded through earnings.  SFAS 133 applies to common derivatives such as stock purchase warrants, conversion options embedded in convertible debt or other instruments and forward contracts on a company’s own stock. The Emerging Issues Task Force has issued EITF-07-05 and requires adoption of SFAs No. 133 in certain circumstances where debt instruments possess ratchet down provisions.

Prior to this EITF, these ratchet provisions were only evaluated under EITF 00-19, and because these ratchet provisions are generally within the company’s control, they did not trigger liability or derivative accounting.  Now under EITF 07-05 they do. It is expected that adoption of EITF 07-05 will have a negative material impact on the Company’s finacial statements when adopted; such impact will be evaluated upon adoption.

EITF 07-05 becomes effective for fiscal years, including those interim periods, beginning after December 15, 2008. The EITF is thus applicable starting January 1, 2009, for calendar-year companies.  The EITF is applicable to all instruments outstanding at the beginning of the period of adoption.  Arkados will adopt EITF 07-05 beginning with the interim period beginning June 1, 2009. It is anticipated that the Company will recognize a cumulative material effect for a change in accounting principle adjustment in the period adopted

All other new accounting pronouncements have been deemed not to be relevant.

NOTE 3 – REVENUE RECOGNITION

During the three and nine month periods ended February 28, 2009, the Company sold and delivered approximately $33,198 and $145,331, respectively of chips to customers.  In addition, during the three and nine month periods ended February 28, 2009, the Company recognized revenues related to development contracts in the amounts of approximately $165,711 and $437,994 , respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

In October 2007, the Company entered into a strategic collaboration with MainNet Communications, Ltd. to create commercial hardware and software solutions for Smart-Grid applications.  Subject to the terms of the agreement and the completion of certain milestones, MainNet is expected to pre-pay up to $500,000 for the delivery of Arkados solutions; as of February 28, 2009, $236,000 has been paid for achievement of milestones according to this agreement. The details of the collaboration include a financial arrangement that provides discounts to MainNet if it purchases 600,000 Arkados 200Mb/s chipsets (HomePlug AV) over the next three years.

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

During the nine months ended February 28, 2009, interest expense of $ 142,130 was recognized to account for the additional shares that issued at the lower conversion price.

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

From March 1, 2008 through February 28, 2009, the Company borrowed $187,700 from two directors.  These advances were due on demand with interest at the annual rate of 6%.

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

The amortization recorded attributed to all the debt discounts amounted to $268,973 and has been recorded as interest expense for the nine months ended February 28, 2009, 2008.

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

As of February 28, 2009, there was a total of $12,114,701 in principal amount, including interest on the 6% Secured Debentures converted to debt totaling $1,268,134, an interest penalty of $1,004,701 and 9,328,494 warrants outstanding.

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

Included in accrued expenses and other liabilities as of February 28, 2009 is unpaid accrued payroll of $2,015,174 (which includes approximately eight months of payroll for non-executive employees in the  amount of $ 942,124 and approximately seventeen months of unpaid executive payroll in the amount of $1,007,717 , an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursements of $21,915 due to executive officers.

Related Party Activities - As of February 28, 2009, the Company has reported a related party payable in the amount of $ 187,770 which represents funds that were advanced to the Company by two of the Officers of the Company.

In aggregate, $4,403,283 of the $12,114,701 of 6% Secured Debentures is held by related parties.

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

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	13,959,973	0.15-27
Exercised	0	—
Expired or cancelled	9,838,184	0.53
Outstanding at February 28, 2009	19,094,170	$0.31

Information, at date of issuance, regarding stock option grants during the nine month period ended February 28, 2009 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 28, 2009
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	13,959,973	$0.15 -.027	$0.15 -0.21
Exercise price is less than market price	—	$—	$—

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $ 907,976 of compensation for options vested / earned in the nine month period ended February 28, 2009 for employees.  In addition, 500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the nine months ended February 28, 2009 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date. Also, 1,114,469 shares of stock were granted to seven service providers during the nine month period ending February 28, 2009; $232,349 of consulting expense for this transaction was recorded during this period.

In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15 , the closing price on February 6, 2009, the date of. To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant.

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2008	10,044,916	$0.84
Granted	4,022,225	0.25
Exercised	—	—
Expired or cancelled	2,332,137	0.85
Outstanding at February 28, 2009	11,735,004	$0.72

Information, at date of issuance, regarding warrant grants during the period ended February 28, 2009.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended February 28, 2009
Exercise price exceeds market price	—	—	—
Exercise price equals market price	4,022,219	$0.25	$0.11
Exercise price is less than market price	—	—	—

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

At February 28, 2009, the aggregate intrinsic value of SSAR’s/stock options outstanding, vested and expected to vest in the future and SSAR’s/options exercisable was approximately  $1,132,321. The intrinsic value of a stock option/SSAR is the amount by which the market value of the underlying stock exceeds the exercise price of the option/SSAR.

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

Arkados Products

Our highly integrated semiconductors facilitate internet or network connections over existing electric lines for new consumer electronic products (such as stereo systems, television sets, intercoms and personal iPods®) and smart grid applications. Our solutions can also be used for bridging legacy products with newer home networking and broadband communications technologies.

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

The global market leader in HomePlug products, devolo AG, used the recent CeBIT 2009 show in Germany to introduce the dLAN Audio World system, which is based on the Arkados chips. It is the world’s first system to combine an iPod® dock with multiple active speakers, using powerline communications to instantly create whole-house music.

In January 2009, Arkados announced teaming with Freescale Semiconductor, Inc. to bring a versatile “Whole-House Audio In a Box™” platform to market. The platform uses Arkados’ HomePlug® based multimedia streaming technology, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data. This platform was announced at CES 2009.

Also in January 2009, Arkados was recognized through awards given to the products of our customers: Checkolite International received a “CES Best of the Best” award from G4 Television for a system that combines whole-house audio with lighting control; Russound’s Collage and NuVo’s Renovia systems were each recognized as Honorees in the 2009 CES Innovations awards.

Both the NuVo and Russound systems were displayed at the 2009 Electronic House Expo (EHX) and were singled out by CE Pro magazine in a list of Ten Products to Watch for in 2009.  Each system is built around the Arkados chip and software platform.

The recognition of our customers’ products follows a major award received by Arkados in January 2008 from G4 Television. The Arkados HomePlug system-on-chip and software solution won the award on the strength of its embedded solution powering the IOGEAR Powerline Stereo Audio System which creates whole-house music at a fraction of the cost of dedicated installed systems. The

IOGEAR product is now on sale and has received very positive reviews, including a 4-star rating from About.com that called the product “a giant step forward in multiroom audio.”1

Sales & Customers

Our solutions have been shown in a number of public venues, including the 2008 and 2009 International Consumer Electronics Show, CeBIT 2009, CEDIA Expo 2009, Electronic House Expo 2009, Microsoft’s WinHEC 2008, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, Checkolite, Corporate Systems Engineering, devolo AG, Freescale, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

We have also been involved with projects related to Smart Grid applications, which have received increased attention due to the recently enacted American Recovery and Reinvestment Act (ARRA) of 2009. The act includes $4.5 billion focused on smart grid related activities and smart meters, and $7.3 billion to support expanding access to broadband in underserved communities. Arkados has already reported service revenue related to smart grid development projects. As early as October 2007, Arkados and MainNet Communications announced plans to jointly develop applications to improve the reliability and efficiency of electrical grids, connect consumer electronic devices over power lines, enable energy-saving initiatives, and deliver Broadband content to homes and offices. Arkados has also provided solutions for components intended to implement energy-saving programs (such as temperature control, smart thermostats, and demand-driven load control) that were used in trials of a “green power” application with Corporate Systems Engineering.

We have experienced the beginning of semiconductor sales.  While most of our revenue has come from design and development agreements, we expect that such agreements will lead to volume orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics ODMs/OEMs, but we have not yet derived significant product revenue from these ODMs/OEMs due to a lengthy development cycle to develop and produce finished products.

We believe our solutions create easy-to-install and easy-to-use products since connectivity occurs through the existing electrical outlets and electrical wires. For the end user, products that use Arkados solutions connect to each other by simply plugging in, while also being reliable and secure.

Technology

Arkados is committed to building standards based solutions.  Currently, Arkados’ SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. We have announced that that our upcoming HomePlug® AV based AI-2100 SoC will likely be the only chip available that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard. The

1 ©2009 by Gary Altunian (http://stereos.about.com/od/reviewsandrecommendations/fr/Powerline.htm).  Used with permission of About, Inc.  which can be found online at www.about.com.  All rights reserved.

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

The following is a brief compendium of publicly available quotes that echo our beliefs in the strength of Arkados’ target markets2:

•	Retail Consumer Electronics for the Digital Home Market
o
From EETimes: “Embedded processors and connectivity chips are bright spots in a semiconductor market that will see double-digit dips in computer and cellular chip sales in 2009, said Mario Morales, vice president of global semiconductor research at International Data Corp. The need for more intelligence in a broad range of embedded systems is driving 15 percent compound annual growth in embedded processors. Chip

2 The statements and conclusions are those of the respective quoted authors, based upon their research and understanding of the market for semiconductors, consumer produces and the powerline industry.  We do not adopt or confirm such statements and are not responsible such statements’ accuracy.  In addition many of these statements are foreward looked and we have not verified any of the assumptions upon which such statements are made.

sales will rise from more than three billion in 2007 to nearly seven billion in 2012, IDC forecasts. Less than three percent of popular devices such as digital TVs and set-top boxes sport connectivity today, another ripe area for growth. Here combination chips that support multiple standards such as Bluetooth, Wi-Fi and others are rising from 20 percent of today’s connectivity chips to 60 percent by 2012, Morales predicted.” (3/5/2009)

o
iSuppli: “The next networking frontier is the home – and the ubiquitous power line is its Holy Grail,” says Steve Rago, Principal analyst and author for iSuppli’s new report ’Home Networking Technology’s Killer Connection’. “Both the IEEE and the ITU are driving emerging power line standards. It currently appears that the IEEE, which includes HomePlug AV technology, may have the advantage due to the timing, available silicon, and its announced supporters, including STMicroelectronics and Arkados. In its report, iSuppli forecasts 210 million power line devices will ship during 2013, a CAGR of 76% over the next five years.” (1/6/2009)

o
ABI Research: “Total network-enabled consumer electronics and media devices shipments are expected to grow from 92 million in 2007 to nearly 460 million by 2012, exceeding the 368 million network-enabled home gateways, routers, network adapters and home network storage products shipped the same year.” (10/18/2007)

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

o
From CNNMoney.com: “The Brattle Group, a think tank, estimates the nation will need to spend up to $1.5 trillion on its electricity system over the next 20 years - and that’s just enough to keep the lights on. An investment in cleaner energy could put the figure at $2 trillion, and would include building new power plants, transmission lines, and focus on conservation. On the grid alone - the lines, towers, meters and substations - Brattle estimates the first steps towards a smart grid could cost about $900 billion over the next two decades. That includes money for computers, meters and software to digitize the grid. (1/8/2009)

o
From CNNMoney.com: “The Brattle Group, a think tank, estimates the nation will need to spend up to $1.5 trillion on its electricity system over the next 20 years - and that’s just enough to keep the lights on. An investment in cleaner energy could put the figure at $2 trillion, and would include building new power plants, transmission lines, and focus on conservation. On the grid alone - the lines, towers, meters and substations - Brattle estimates the first steps towards a smart grid could cost about $900 billion over the next two decades. That includes money for computers, meters and software to digitize the grid. (1/8/2009)

o
From EE Times: “Citing various studies, Texas Instruments Fellow Dave Freeman said some 50 million analog meters in the U.S. are likely to be replaced by 2010 at a cost of about $18 billion. Worldwide, only 6 percent of electricity, 8 percent of gas and 4 percent of water meters are now automated. Freeman said that using “smart” solutions would enable home thermostats and large appliances to communicate wirelessly or over existing power lines to help consumers conserve energy. He pointed to recent U.S. policies and incentives for developing a smart grid.” (3/18/2009)

o
From BuddeComm press release: “the urgent need to address climate change through measures such as smart grids will be the main force for deploying BPL networks. In California alone it is estimated that approximately 17.5 million smart meters will be deployed between 2008 and 2010.”

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

Dependence on Financing

We have not had significant revenue from operations since inception and, as of November 30, 2008, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to February 28, 2009, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.  The due date on these convertible debentures was amended from December 28, 2008 to June 28, 2009 in an agreement dated August 7, 2008.

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

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. As of February 28, 2009, we owed $2,015,074 in payroll of which $1,073.051 was due to officers, including $526,992 due to Oleg Logvinov, our CEO.  Our failure to satisfy these obligations creates a morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.  In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

Industry Background

Music, movies, the electrical grid, and a wide range of communication services are experiencing a fundamental shift. The distribution of content to a product, and in some cases the product itself, is transitioning from traditional methods. Digital content requires a new digital distribution model. Arkados’ solutions directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel both inside a home, and to the home.

Standards

Arkados is a Contributing Member of the HomePlug Powerline Alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups.

Market analyst In-Stat forecasted3 that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. Membership in the Alliance has grown to include over 75 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Energy, part of General Electric Co.; Gigle Semiconductor; Intel Corporation; Intellon Corporation; Motorola; NEC; Sharp Laboratories of America; and Texas Instruments Incorporated (TI). Besides Arkados, contributor members include Corporate Systems Engineering;  Renesas; SPiDCOM Technologies; and YiTran Communications.

Strategic Relationships

In October 2008, Arkados and STMicroelectronics announced that they reached an agreement to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). The introduction of this device is timed to take place to meet the market’s needs for communications solutions that help to implement Smart Grid and Green Energy applications. The agreement specifies that both ST and Arkados will market a version of the device specifically targeted at “bridging” applications such as Ethernet-to-Powerline adapters, or other applications where only a MAC/PHY implementation is needed. Arkados will continue to focus on marketing the chip for more full-featured connected media applications such as whole-house audio, IPTV, and segments of the smart-grid market. This agreement allows Arkados to complete the design and manufacturing of the state-of-the-art chip without making the costly investment of taping out a new chip. ST is contributing to the investment for the development and manufacturing for the Arkados-designed chip. In return, ST receives the rights to market the chip through its worldwide distribution network.

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

In July 2004, Arkados entered into a five-year Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA assists Arkados in

3 See Note 1 appearing on page 7.

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

Consistent with Arkados’ vision of seamless networking, in August 2008, Arkados was granted a patent that covers the use of an inexpensive PHY/MAC and adapter to communicate over diverse wire media such as power, copper phone and coax cable, while offering advanced Quality of Service features. We refer to US Patent 7,440,443 entitled “Integrated Universal Network Adapter”. The concept has been echoed and formalized by industry groups as they seek to standardize on methods for implementation of these concepts. For example, the HomePlug Powerline Alliance recently began collaborating with alliances based on other physical mediums, and ITU-T sponsored G.hn effort is focused on one MAC protocol and one PHY communications connection, regardless of whether the physical medium is power line, coax cable, phone line, or Ethernet cable.

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

Results of Operations

For The Three Months Ended February 28, 2009

During the three month period ended February 28, 2009, we had total revenue of $198,900 compared to $260,599 for the same period in fiscal 2008.  About $33,189 of the revenue recognized in the third quarter of 2009 was for chip sales into the audio market.  Another $165,711 of revenue was related to development agreements with three customers.  As of February 28, 2009, there was approximately $175,000 in backlog.  Total operating expenses for the three month period ended February 28, 2009 were $1,811,690 compared to total operating expenses for the same period in fiscal 2008 of $1,183,262.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense increased during the three month period from $316,871 in fiscal 2008 to $384,645 in fiscal 2009.

For the Nine Months Ended February 28, 2009

During the nine month period ended February 28, 2009, we had total revenue of $ 583,385 compared to $641,642 for the same period in fiscal 2008.  About $ 145,331 of the revenue recognized in the first nine months of fiscal 2009 was for chip sales into the audio market.  Another $437,994 of revenue was related to development agreements with five customers.  As of February 28, 2009, there was approximately $90,000 in backlog.  Total operating expenses for the nine month period ended February 28, 2009 were $4,115,057 compared to total operating expenses for the same period in 2008 of $3,655,270. In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense increased during the nine month period from $ 911,730 in fiscal 2008 to $ 1,337,345 in fiscal 2009.

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

At February 28, 2009, we had $398 in cash and negative working capital of $(17,391,681), compared to $24,480 in cash and negative working capital of $(15,988,337) at May 31, 2008. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 6% convertible debentures.

Our present material commitments are the compensation of our employees, including our executive officers (of which $2,015,074 remains past due at February 28, 2009) payment of $1,066,550 of convertible debt due June 30, 2009, payment of convertible debt due, with interest at the annual rate of 6%, on June 28, 2009, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.  Our lack of working capital has constrained and can be expected to continue to constrain all aspects of our operations.  As design solutions are completed for existing customers, our need to finance the purchase of chip inventory will increase.  If we are unable to finance the purchase of chip inventory, we will not be able to fulfill sale commitments and will not be able to recognize revenue on firm orders; such failures will have an adverse impact on our important technical relationships and future marketing efforts.  In additional to general efforts to raise capital to support our operations, we will explore arrangements specifically relating to inventory that may be costly (in the case of a factoring arrangement), require the consent of holders of secured debt and may involve the licensing of technology in exchange for manufacturing services.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2009.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Not Applicable

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of  February 28, 2009. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as February 28, 2009.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter and nine months periods ended February 28, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

 The consolidated financial statements as of and for the period ended February 28, 2009 include all adjustments identified as a result of the evaluation performed.

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

In August, 2008 a $58,691.87 judgment was entered against the company in the matter of Porter Levay & Rose, Inc. v. Arkados Group, Inc.   The case is pending in the Superior Court of New Jersey, Law Division, Middlesex County (Docket No. MID-L-008649-07) and involved non-payment of fees for investor relations services and expenses.  Approximately $41,000 of the amount had already been accrued as of May 31, 2008 ; the Company subsequently entered into an agreement to pay off the balance monthly and  only $12,500 of this payable  remained outstanding at February 28, 2009,

The outcome of any litigation is inherently uncertain and we are required under our certificate of incorporation, bylaws and employment agreements to indemnify our officers and directors for certain liabilities, including the cost of defending litigation brought against them in their capacity as such. Nevertheless, a portion of our indemnification liability is insured and shares of our common stock were escrowed at the time of the merger in which Arkados is the surviving corporation, to indemnify us against certain claims being made in the above actions.

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

Dated: April 20, 2009	ARKADOS GROUP, INC.

	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Larry L. Crawford
Larry L. Crawford
Chief Financial Officer , EVP, CFO
(Principal Financial and Accounting Officer)