Form 10-K
period 2009-05-31
ARKADOS GROUP, INC.
filed 2009-10-15
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($.08) at which the common equity was last sold on October 12, 2009 was $ 1,746,097
The number of shares of common stock outstanding as of the latest practicable date, October 12, 2009, was 32,738,397.
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

NOTE RE: CERTAIN MARKS

This Annual Report on Form 10-K contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “ ® ” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.  iPod® is a registered trademark of Apple Computer, Inc.  HomePlug® is a registered trademark of the HomePlug Powerline Alliance, of which Arkados is a member.

PART I

ITEM 1.	BUSINESS.

General

The registrant, Arkados Group, Inc., was incorporated in the State of Delaware in 1998.

We are principally engaged in developing and marketing technology and solutions enabling broadband communication, multimedia, and networking over standard household electrical lines. We conduct these activities principally through Arkados, Inc., which is a wholly owned subsidiary. In September 2006, we changed our corporate name from CDKnet.com, Inc., to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary. Our Arkados subsidiary is a member of the HomePlug Powerline Alliance, an independent trade organization which has developed global specifications for high-speed powerline communications, and the Institute of Electrical and Electronics Engineers (IEEE), the world’s leading professional association for the advancement of technology.

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

Overview

Arkados provides both hardware and software engines for a wide variety of products that enable high-speed digital transmission of music, movies, video, voice, smart grid applications, and broadband data over the existing infrastructure of electrical power lines.

By combining our system-on-chip (SoC) semiconductors with software and hardware platform designs, our solutions address diverse target markets in a number of growing market categories.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of September 30, 2009, $12,254,363 of secured debt, of which $3,462,067 is held by related parties, outstanding at May 31, 2009 is in default, as is $999,733 principal and interest on unsecured notes due June 29, 2009.  In addition, as of September 30, 2009, $2,639,057 of salary remains due to our employees and our accounts payable was approximately $1,751,084, of which $1,710,084 was over 90 days.  We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with the holders of approximately 83% of secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.  We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on January 31, 2009.

We have designed our turnkey solutions to be used inside products for both consumers and industry. For example, consumer products can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions.

We are a “fabless” semiconductor company, meaning we design semiconductors without the capital requirements of owning and operating a fabrication facility; Arkados semiconductors are made from our designs by independent fabricators.  We offer our customers complete hardware and software design solutions that allow them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

Recent Announcements

Despite the extraordinary challenges of our financial position, Fiscal 2009 brought a number of significant announcements that solidified our relationships with STMicroelectronics, Freescale Semiconductor, and Tatung. Also, Arkados customers devolo AG, Checkolite, Russound, NuVo, and IOGEAR made announcements of products based on our chip.

In October 2008, we announced an agreement with STMicroelectronics to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). Planned for availability mid-2010, the world’s first HomePlug AV SoC is designed to power applications ranging from simple Ethernet-to-powerline bridges to full-featured products as wide ranging as HDTV distribution, digital set-top boxes, IPTV, whole-house audio, networked digital picture frames, surveillance systems, and also industrial and commercial applications, especially targeting the Smart Grid and Green Energy segments. STMicroelectronics is largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market, and, based on announced product plans of other HomePlug members, we believe this chip will be the only chip available in the near term that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard.

In January 2009, Arkados announced a new initiative with Freescale Semiconductor, Inc. to bring a versatile “Whole-House Audio In a Box™” platform to market. The platform uses Arkados’ HomePlug® based multimedia streaming technology, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data.

In August 2008, we announced a relationship with the $7B global Original Design Manufacturer (ODM) Tatung. The collaborative relationship between Tatung and Arkados constitutes a one-stop shop for the industry’s technology and manufacturing needs for distributing digital content in homes. Together, the companies deliver complete product solutions to consumer product manufacturers – from audio input/output devices, to integrated speakers, to control units. By coupling Tatung’s product design and manufacturing with the Arkados technology platform, the companies can deliver turnkey products to brand-name manufacturers. We announced how we have built on this relationship in June 2009 by demonstrating the capability to connect Smart Grid applications and in-home consumer applications over one network. The demonstration at Computex featured Tatung’s smart meter connected to an Electricity Control Center via a WiMAX network, and a number of in-home entertainment applications connected via an Arkados powered HomePlug powerline network. Devices residing on the HomePlug network enable home video surveillance, control of electricity usage, and home entertainment.

The global market leader in HomePlug products, devolo AG, used the recent CeBIT 2009 show in Germany to introduce the dLAN Audio World system, which is based on Arkados solutions. It is the world’s first system to combine an iPod® dock with multiple active speakers, using powerline communications to instantly create whole-house music.

Arkados was also recognized through awards given to the products of our customers: Checkolite International received a “CES Best of the Best” award from G4 Television for a system that combines whole-house audio with lighting control; Russound’s Collage and NuVo’s Renovia systems were each recognized as Honorees in the 2009 CES Innovations awards.

Both the NuVo and Russound systems were displayed at the 2009 Electronic House Expo (EHX) and were singled out by CE Pro magazine in a list of Ten Products to Watch for in 2009.  Each system is built around the Arkados chip and software platform. Both companies have begun significant marketing campaigns as the products plan to begin roll out later this year.

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

Arkados solutions offer a completely different approach than our competitors.  Our solutions incorporate a processor and multiple interfaces into the same chip that houses HomePlug communication technology, as well as provide application-level software that runs on the chip.  We believe this “system-on-a-chip” approach provides a more cost-effective and more flexible strategy to bring products to market for our customers.

●	Comprehensive platform solutions.

Our platform solutions consist of an integrated package of hardware, firmware and software designed to enable our customers to develop differentiated products in a cost-effective manner with a short time-to-market. In addition to a high-performance SoC, we plan to provide our customers with customizable, high functionality firmware, and software development kits to allow them to rapidly develop and differentiate their products. As a result, we would be able to reduce our customers’ investment in costly and time-consuming internal firmware and software development for their products, and from having to source different firmware and software for their end products from multiple suppliers.

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

Technology

Arkados is committed to building standards based solutions.  Currently, Arkados SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. Our planned HomePlug® AV based AI-2100 SoC, which is being developed and manufactured under an agreement with STMicroelectronics, is designed be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard. The chip also designed to offer support for the Inter PHY Communication Protocol (IPP) as defined by the IEEE P1901 Working Group, and which is scheduled to be included in the upcoming ITU-T G.hn standard.
_______________________
1 ©2009 by Gary Altunian (http://stereos.about.com/od/reviewsandrecommendations/fr/Powerline.htm).  Used with permission of About, Inc.  which can be found online at www.about.com.  All rights reserved.

System-on-Chip Semiconductors

Arkados has a number of design wins that employ our first SoC, the Arkados AI-1100, which we started marketing in Fiscal 2007.  The device supports applications such as whole-house music streaming, whole-house internet access, and can be used in IPTV set-top boxes designed to decode and display standard definition video content -- from sources as varied as surveillance cameras and YouTube -- on regular TVs throughout the home. This turnkey solution features a programmable MAC and an on-chip ARM 9 application processor. Its fully HomePlug 1.0 compliant MAC/PHY and Arkados extensions and software provide increased performance and future proofing.

Our next generation SoC, the AI-2100, will be backwards compatible with our current chip and it will feature an enhanced embedded Quality of Service (QoS) engine which supports video flows for low jitter, lip synch and low latency delivery. The chip is being developed and manufactured under an agreement with STMicroelectronics.

Software

In our view, today’s digital products are incomplete without an array of software components that enable both device-to-device communications and robust product features.  We provide our customers with a host of software components that run directly on our chips, further reducing development time.  These software components include application-level features (such as our Direct-to-Speaker™ multi-channel audio synchronization, networking and internet, online gaming, etc.) embedded application support software (audio compression/decompression, internet radio support, GUI support, video drivers, etc.), Quality of Service engine, traffic management, and TCP/IP components.

Market Opportunities

Arkados solutions are offered to the following markets:

●	the retail consumer electronics market and the whole-home custom installation market
●	the smart grid market
●	the subscription services market.

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

As a subset of this market, the whole-house audio market category has been particularly active. Arkados’ solutions offer a way to create both retail and custom audio systems with features and functionality heretofore available only in multi-thousand dollar custom audio installations.  Arkados’ customers include Devolo AG, Channel Vision, IOGEAR, Gigafast, Tatung, and Zinwell.

Two customers in particular, Russound and Nuvo have begun marketing campaigns for their whole-house systems that use the Arkados chips and software. Russound’s Collage system and Nuvo’s Renovia system are planned to be available in the customer installation channels later this year.

These high-end custom audio systems, which address the existing home market (expanding from their primary market target of newly constructed homes), can feature up to 12 separate audio zones and can process a wide range of sources of audio content which can be streamed from any digital or legacy analog source.

Russound, a leading custom multi-room audio distribution system manufacturer, selected the AI-1100 for use in its iBridge Power Dock and its Collage system. Arkados has received initial volume commitments and NRE’s (Non-Recurring Engineering) valued over $1.2 million from customers in this area, of which over $602,668 has been recognized through May 31, 2009.  Arkados’ chips can also power cameras, video endpoints, and sensors for other installed home systems, such as for surveillance systems.

Smart Energy and Utility Company Applications

Another large potential market for Arkados’ solutions relates to energy conservation, the “green” applications that help utility companies and their customers save both money and energy.  For example, “Smart Grid” applications (Green Energy, demand response, energy efficiency and grid modernization – i.e., reduction of carbon emissions) and home/building automation (such as controlling air conditioner thermostats remotely) represent large and attractive opportunities given today’s surging energy costs. Arkados has design wins at MainNet and Corporate Systems Engineering.

Services

An additional immediate potential market for the Arkados platform is for subscription music services. Arkados software and chips enable the distribution of Internet music services (e.g., Rhapsody, Yahoo! Music, AOL Music, Shoutcast services).  The Company is actively working on reference designs and business strategies to address this rapidly developing market.

Press & Analyst Quotes about Arkados Target Markets

The following is a brief compendium of publicly available quotes that echo our beliefs in the strength of Arkados’ target markets2:

●	Retail Consumer Electronics for the Digital Home Market
o
From EETimes: “Embedded processors and connectivity chips are bright spots in a semiconductor market that will see double-digit dips in computer and cellular chip sales in 2009, said Mario Morales, vice president of global semiconductor research at International Data Corp. The need for more intelligence in a broad range of embedded systems is driving 15 percent compound annual growth in embedded processors. Chip sales will rise from more than three billion in 2007 to nearly seven billion in 2012, IDC forecasts. Less than three percent of popular devices such as digital TVs and set-top boxes sport connectivity today, another ripe area for growth. Here combination chips that support multiple standards such as Bluetooth, Wi-Fi and others are rising from 20 percent of today’s connectivity chips to 60 percent by 2012, Morales predicted.” (3/5/2009)

o
iSuppli: “The next networking frontier is the home – and the ubiquitous power line is its Holy Grail,” says Steve Rago, Principal analyst and author for iSuppli’s new report ‘Home Networking Technology’s Killer Connection’. “Both the IEEE and the ITU are driving emerging power line standards. It currently appears that the IEEE, which includes HomePlug AV technology, may have the advantage due to the timing, available silicon, and its announced supporters, including STMicroelectronics and Arkados. In its report, iSuppli forecasts 210 million power line devices will ship during 2013, a CAGR of 76% over the next five years.” (1/6/2009)

●	Smart-Grid and Utility Applications Market

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

o
From EDN Magazine: “in the electric industry alone, 500 million meters worldwide could be replaced over the next 10 years, resulting in semiconductor sales of at least $7.5 billion, according to Mark Buccini, director of strategic marketing for Texas Instruments’ microcontroller products.” And continues to say “a large number of those will be connected to a home area network, and that home network will have at least one device that can talk to the meter,” and that “the communications piece is as much as three times as big [as the $7.5B market for meters].” (6/24/2008)

_______________________
2 The statements and conclusions are those of the respective quoted authors, based upon their research and understanding of the market for semiconductors, consumer produces and the powerline industry.  We do not adopt or confirm such statements and are not responsible such statements’ accuracy.  In addition many of these statements are “forward looking” and we have not verified any of the assumptions upon which such statements are made.

●	Subscription and “over the top” Services

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

Dependence on Financing Activities

Although we have started to generate revenue during the past two years, we continue to be dependent on outside sources of financing to continue the development of our semiconductors and software, and to further support sales. During fiscal 2008, we completed a series of debt financings in the aggregate principal amount of $855,000; we also issued notes in the amount of $125,000 which were converted into equity in August 2008.  Andreas Typaldos, our Chairman and one other Director loaned the Company $177,700.  From June 1, 2008 to May 31, 2009, we received advances from related parties of approximately $649,000 which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties.

We have sought and will continue to seek various sources of financing but there are no binding commitments from anyone to provide us with financing. In addition, there is $12,073,612 principal and interest amount  of 6% Secured Convertible Debentures due June 28, 2009 (initially due December 28, 2008) issued during the period from December 2004 to August 31, 2008 outstanding, which has been an impediment to obtaining equity financing.   The documents were amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect, which is triggered by future financing at an effective price lower than the conversion and warrant exercise price.

In July 2008, we reached an agreement with the holders of the Secured Debentures which extended the due date to June 28, 2009 capitalizing interest until the Secured Debentures are due and waiving the ratchet down anti-dilution adjustment for certain equity financings completed before October 31, 2008.  The Company exchanged the following for these amendments:

●
new debentures for 25% of the outstanding principal amount of Secured Debentures ($2,845,815.25) having identical rights as the Secured Debentures, except that the conversion price is $0.25 rather than $0.85 and

●
new warrants for 25% of the existing warrants held by the holders of the Secured Debentures (2,332,131), identical to the warrants surrendered, except that the warrant exercise price is  $0.25 rather than $0.85 and the new warrants are only exercisable for cash until December 1, 2008.

On August 7, 2008, we issued 1,690,080 units (each consisting of two shares of our common stock and one warrant) to 18 accredited investors for aggregate consideration of $845,038.47.  Of this consideration $762,593.66 was cash or cash advances made to us after April 15, 2008 and the balance was in exchange for prior obligations for borrowed money and other accounts payable.  The warrants are exercisable until June 30. 2013 and entitle the holder to acquire one additional share of our common stock for $0.25 per share.

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

On July 2, 2009 we received notice from a law firm representing approximately 45% of our outstanding 6% secured convertible debentures due June 28, 2009 (the “Debentures”) were in default by reason of non-payment. This event triggers an “Event of Default” under the terms of the Debentures on July 8, 2009, absent payment in full. The Event of Default entitles the holders of the Debentures to redemption at the rate of 130% of the principal and accrued interest outstanding, interest on unpaid interest and principal at the rate of 18% per annum commencing on July 8, 2009 and reimbursement for expenses incurred enforcing the obligations.

We have been negotiating for an infusion of equity capital, restructuring of our secured and unsecured debt and the holders of the Debentures have indicated that they are inclined to work with the company in this regard.  Although there can be no assurance that the forbearance, financing or restructuring of our debt can be achieved, we continue to work closely with representatives of the holders of the Debentures to maintain the company as an ongoing business, which includes preserving our current operations and relationships with existing customers, partners and suppliers.

As of July 6, 2009 the $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2009 were also in default by reason on non-payment. Under the terms of the Notes, the interest rate increases to 12% during the period the Notes are in default and the holders are entitled to the costs of collection. We plan to discuss forbearance or extension of the due dates of the Notes, as well as conversion of the Notes into equity with the holders and their representatives, but there can be no assurance that any such agreement can be reached.

Industry Background

Music, movies, the electrical “smart grid”, and a wide range of communication services are experiencing a fundamental shift. The distribution of content to products, and in some cases the products themselves, is transitioning from traditional methods. Digital content is requires a new digital distribution model.

Arkados’ Standards-based Solutions

Arkados’ solutions are designed to directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel inside a home, to the home, and on the smart grid. We believe that this shift creates demand for new products, and new products will require new types of semiconductors that incorporate digital technologies, supporting such functions as communication, application processing, and media rendering.

Our ArkTIC® family of turnkey hardware and software solutions is designed to address these requirements. In particular, Arkados has implemented a method that uses power lines as a pathway for digital information, allowing end users to truly achieve “plug-and-play” simplicity without the hassles of custom-installed networks, or the problems associated with wireless solutions such as dropouts, unreliable coverage, and security issues.

Standards-compliance Creates Market and Product Confidence

Members of the Arkados team have been active in establishing standards for the powerline communications industry since the year 2000.

Standards are important for a number of reasons, but especially when both consumers and service providers may be installing different pieces of the ecosystem – as in the powerline communications industry. Wireless standards, for example, have brought about a ubiquitous, interoperable and affordable standard for portable data communication, which resulted in greatly accelerated market growth.

Members of the Arkados team participated in the creation of the HomePlug Powerline Alliance, an independent industry association.  The Alliance’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.  Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. In 2008, the technology of the HomePlug 1.0 specification was adopted by the Telecommunication Industry Association as TIA-1113 standard. In 2005, the Alliance ratified HomePlug AV specification that enables 200Mbps class communication over power lines.

Market Analyst In-Stat believes that powerline communication will be a potentially important technology for multimedia networking, as the technology could provide a home network backbone. Arkados has worked in significant ways to develop the HomePlug specifications including in-home technologies (HomePlug 1.0, HomePlug AV, and HomePlug AV2), to-the-home technologies ( HomePlug BPL for broadband over powerline), and HomePlug Command &Control (C&C) and HomePlug GP (“Green PHY”) for low-speed command and control and Smart Grid applications.

Arkados is a Contributing Member of the HomePlug alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups. Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer of the HomePlug Alliance. Mr. Logvinov is also a past president of the Alliance, having been succeeded by Matthew Theall of Intel. Additionally, Jim Reeber, our Director of Marketing has served as Chair of Marketing Working Group since 2003; Grant Ogata, our Executive Vice President of Worldwide Operations, has served as the Chairman of HomePlug Command and Control Working Group and was instrumental in spearheading the alliance’s efforts to develop a specification for a low-cost command and control technology in his role as the working group chair. Recently Jim Allen, our Vice President of Standardization and Advance Planning, has accepted the role of chair of the HomePlug Smart Energy Technical Working Group.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include nearly 70 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Energy., part of General Electric Co.; Gigle Semiconductor, Intel Corporation; Intellon, Motorola; NEC Electronics, and SPiCOM Technologies. Besides Arkados, contributor members include Corporate Systems Engineering; Renesas; Texas Instruments; and YiTran Communications.

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

The Strategy behind Arkados Solutions

Arkados is a fabless semiconductor company that develops comprehensive platform solutions, including system-on-chip (SoC) semiconductors, and firmware and software for manufacturers of networked multimedia appliances and feature-rich networking devices. Our platform solutions are designed to enable a systems-based approach to networking and will allow our customers to build products that are simple and intuitive to install, and easy to operate with intuitive and customizable user interfaces.

We believe that many of our customers plan to produce not just one standalone device, but they will introduce many system components that work together. An example is the audio market: Our customers would not just introduce a dock for an MP3 player, but they would also produce a variety of speakers, control units, CD players, adapters, boom-box style rendering points, etc. Our solutions enable greater versatility and value that allows our customers to create each of those components, sometimes with only a single hardware design.

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

Our customers are also aware of our strategy to support a seamless transition to higher-speed technologies as they become available. This promotes long life-span of their development effort, and creates significant re-use of their software components. Our SoC includes a powerful processor that allows applications to be run directly on-chip. Multiple vertical applications can be built by loading different firmware, compared to having to redesign circuity. This feature can broaden product offerings, and extend the product lifecycle. The Arkados implementation of HomePlug technology offers programmability that enables OEMs to extend the functionality of their products and produce a variety of products from a single design.

Key elements of our solution are as follows:

●	Comprehensive platform solutions.

Our platform solutions consist of an integrated package of hardware, firmware and software designed to enable our customers to develop differentiated products in a cost-effective manner with a short time-to-market. In addition to a high-performance SoC, we plan to provide our customers with customizable, high functionality firmware, and software development kits to allow them to rapidly develop and differentiate their products. As a result, we would be able to reduce our customers’ investment in costly and time-consuming internal firmware and software development for their products, and from having to source different firmware and software for their end products from multiple suppliers.

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

●	Maintain our focus on the integration of powerline and audio rendering functions to secure the leadership position in networked multimedia appliances and networking devices.

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

 We intend to build on our existing expertise to be the leading provider of comprehensive platform solutions in new markets. We intend to continue to invest our research and development efforts and engineering resources to develop new platforms and products and to strengthen our technological expertise. One example is our reference design that employs both our solutions as well as Blackfin® Processors by Analog Devices to provide a cost-effective platform for a variety of video applications based on powerline distribution. We believe that our focus in this area creates optimized solutions for our customers and increases the revenue potential for companies throughout the value chain.

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

Solutions from our ArkTIC family of converged multimedia and networking solutions targets data-, audio-, photo-, and video-enabled networked multimedia appliances and networking devices.

The ArkTIC family is a portfolio of turnkey hardware and software solutions that enable OEMs and ODMs to quickly develop digitally networked consumer electronic products with a competitive cost structure to address this rapidly developing market. Among other networking interfaces, the first member of the ArkTIC family supports a powerline communication interface based on the HomePlug Powerline Specification 1.0.1, and our next chip will support HomePlug AV.

Arkados has a number of design wins that employ our first SoC, the Arkados AI-1100.  The device supports applications such as whole-house music streaming, whole-house internet access, and can be used in IPTV set-top boxes designed to decode and display standard definition video content -- from sources as varied as surveillance cameras and YouTube -- on regular TVs throughout the home. Checkolite, devolo AG, GigaFast, IOGEAR, NuVo, Russound, and Zinwell have either announced or are currently delivering products to the marketplace based on this chip.

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
- 6550d compatible UART
• GPIO Controller
• JTAG / Debug Interface
• 0.18μ CMOS, 1.8V core, 3.3v I/O

Our AI-1100 is the first in a series of devices built around existing and emerging HomePlug Powerline Alliance networking specifications. This device supports the HomePlug 1.0.1 specification along with a variety of multimedia applications. Our Direct to Speaker™ Internet Radio Reference Design (AI1100-DTS-INTR) and our Direct-to-Speaker™ MFi iPod Dock have received HomePlug 1.0 certification. Furthermore, the programmable nature of the Arkados implementation allows OEMs to extend the functionality of the HomePlug technology. The AI-2100 and future devices will include, among other enhancements, the implementation of new technologies such as HomePlug AV, HomePlug BPL, HomePlug GP, and IEEE 1901 specifications as they become available.

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

In the in-home networking portion of the market, we expect to deliver solutions for both computer-centric and entertainment-centric applications. Inside our chips, we combine the networking blocks and the blocks that are capable of supporting end-user applications for consumer electronics products. Our chips are designed to offer a high degree of programmability and may become an attractive solution for a diverse range of home-networking products that merge traditional consumer electronic functions with network-centric features.

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

In the Smart-Grid and Utility Applications portion of the market, we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting the communications applications that are in demand from service providers and utility companies. This portion includes the “Smart Energy” applications that help utility companies to conserve energy and better manage their network, such as Automated Meter Reading, Peak Shaving, and a host of other applications that provide a variety of benefits and cost-saving measures. Downloadable firmware management capabilities would make this an attractive solution for remote management and service applications.

The application of Arkados solutions

Listed below are examples of the products that can be built based on the Arkados semiconductors by ODMs and OEMs. Our customers have already developed some of these products and either have or will be bringing them to market.

●
CONSUMER ELECTRONICS - Devices that bridge current devices and content with existing and new consumer electronic products throughout the home.  These devices allow users to easily distribute multimedia content, allowing them to enjoy music from iPod, internet, or PC throughout the whole house; to view videos downloaded from the internet on a big screen TV; to access the digital photos stored on a PC and display them on a digital photo frame, or to share new photos with loved ones via the internet by displaying them directly on a digital photo frame located thousands of miles away. This is a growing market that includes audio & video devices with embedded powerline technology. We expect this market to grow over the next few years as more video and audio products are released with networking technologies built-in. Televisions, stereos, powered speakers, receivers, DVD and CD players, digital picture frames, home intercom systems, and other products are targeted applications for powerline networking technology. Internet streaming content and home content servers should greatly increase the demand for HomePlug 1.0 and AV products. In particular, our solutions offer advanced features such as synchronized whole-house audio which, combined with its new ease of installation, may significantly broaden the marketplace for such applications.

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

●
HOME SECURITY - Many companies have created home security cameras that are networked through various means. Early market entrants GigaFast, Logitech, ST&T, and Asoka have already created powerline networked security cameras with embedded web servers that allow direct access to the camera’s feed.

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

Sales & Customers

By developing solutions to facilitate our customers’ rapid development of full-featured next-generation products at reasonable prices, we position our company as a builder of bridges. Our solutions are designed to bridge entertainment and internet content to devices around the home, and to bridge between communications technologies, such as WiFi and powerline, Ethernet and powerline, and even to-the-home, in-the-home, and smart grid powerline technologies. We believe the use of digital communications technologies will increase beyond the world of computing, until a large percentage of devices in the home seamlessly connect to some form of digital content or communications.

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

We continue to gain considerable traction with our customers. We recently counted 34 design wins for our chip, and 26 separate products that our customers have publically announced. We and our customers have publicly displayed and announced a wide variety of potential products that include whole-house audio solutions (including music player docking stations, audio bridges, powered speakers, computer drivers for whole-house networked distribution of sound, and internet radio), and whole-house video distribution systems (including Internet-based TV adapters, surveillance systems, and digital picture frames).

Our solutions have been shown in a number of public venues, including the 2008 and 2009 International Consumer Electronics Show, CeBIT 2009, CEDIA Expo 2009, Electronic House Expo 2009, and other conferences. Our prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, Checkolite, Corporate Systems Engineering, devolo AG, Freescale, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Tatung’s service provider business has used our chip in WiMAX-to-Powerline demonstrations. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

We have also been involved with our customers in projects related to Smart Grid applications. Smart Grids have received increased attention due to the recently enacted American Recovery and Reinvestment Act (ARRA) of 2009. The act includes $4.5 billion focused on smart grid related activities and smart meters, and $7.3 billion to support expanding access to broadband in underserved communities. Arkados has already reported service revenue related to smart grid development projects. As early as October 2007, Arkados and MainNet Communications announced plans to jointly develop applications to improve the reliability and efficiency of electrical grids, connect consumer electronic devices over power lines, enable energy-saving initiatives, and deliver Broadband content to homes and offices. Arkados has also provided solutions for components intended to implement energy-saving programs (such as temperature control, smart thermostats, and demand-driven load control) that were used in trials of a “green power” application with Corporate Systems Engineering.

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

Strategic Relationships

Fiscal 2009 brought a number of significant announcements that solidified our relationships with STMicroelectronics, Freescale Semiconductor, and Tatung. Each of these relationships allows Arkados to bring value to our customers.

Arkados and STMicroelectronics announced an agreement to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). STMicroelectronics is largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market, and, based on announced product plans of other HomePlug members, we believe this chip will be the only chip available in the near term that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard. STMicroelectronics will manufacture the chip, and both STMicroelectronics and Arkados will market a version of the device specifically targeted at “bridging” applications such as Ethernet-to-Powerline adapters, or other applications where only a MAC/PHY implementation is needed. Arkados will continue to focus on marketing the chip for more full-featured connected media applications such as whole-house audio, IPTV, and segments of the smart-grid market.

Arkados and Freescale Semiconductor, Inc. plan to bring a versatile “Whole-House Audio In a Box™” platform to market. The platform uses Arkados’ HomePlug® based multimedia streaming technology, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data.

We have also entered into go-to-market strategies with a number of ODMs and other technology companies. Since many companies in this space target the same customer base as we do, we plan to collaborate to create solutions and offer even greater turnkey value for OEMs. We have announced relationships and strategies with several companies, including GigaFast and Tatung.

Arkados’ relationship with Tatung, the $7B global ODM, constitutes a one-stop shop for the industry’s technology and manufacturing needs for distributing digital content in homes. Together, the companies deliver complete product solutions to consumer product manufacturers.

In July 2004, Arkados entered into a Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA assists Arkados in translating Arkados chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados-designed integrated circuits in a cost effective manner. We paid GDA $175,000 under the agreement in Fiscal 2007 and will pay GDA 20% of production costs as compensation for production management services. In addition, we issued 150,000 shares of our restricted common stock to GDA for nominal consideration.

Manufacturing

We currently use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. Our efforts to develop multiple sources of supply have been hindered by our lack of adequate working capital

In connection with the development of our next generation chip, we have entered into a development agreement with STMicroelectronics.  The agreement allows Arkados to complete the design and manufacturing of without making the costly investment of taping out a new chip. STMicroelectronics is contributing to the investment for the development and manufacturing for the Arkados-designed chip.  The new chips will be sold by STMicroelectronics, under its own branding, and by Arkados as the next generation ArkTIC® chip.

Research and Development

We have focused on R&D since our inception. Our company has placed significant value on the work done by our engineering staff, and we continue to create new software solutions, technology implementations, system-on-chip semiconductors, and the creation and development of intellectual property, that focus on helping our customers to get full-featured connected products to market quickly and at a lower cost.

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of October 12, 2009, 12 of our 16 employees are dedicated to research and development.  Research and development expenditures were $2,069,179, $1,987,313, and $1,920,898 in the years ended May 31, 2009, 2008 and 2007, respectively.

Our 2007 acquisition of Aster Wireless, near Rochester, NY strengthened our intellectual property portfolio and added three R&D employees to those working in New Jersey. Since the acquisition, one member of the group has left the company.  The intellectual property that was developed by Aster through years of R&D under the guidance of industry giants such as Kodak® has allowed us to introduce new products complementary to our existing product offerings. An example is our offering of a license to an implementation of the 802.15.3b Wireless Multimedia MAC, which is available to any developer interested in jumpstarting their development process, and bringing digital home multimedia products to market more quickly. With these developments, Arkados continues to offer a best-in-class platform for media-centric applications that demand reliable delivery of time-sensitive data.

We also fund certain research activities focused on other emerging product opportunities. Our future success is highly dependent upon our ability to develop complex new products, to transfer new products to volume production in a timely fashion, to introduce them to the marketplace ahead of the competition, to maintain competitive features, and to have them selected for design into products of leading systems manufacturers, all of which are challenged by our lack of working capital and diversion of management’s time and attention from Arkados’ business to emergency financing and debt restructuring.

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

We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property in our products and technology. We intend to continue this practice in the future. In addition to our issued U.S. patents, we have 22 pending U.S. patent applications, and various corresponding international patents and applications.

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

Our IP Portfolio continues to grow. We diligently protect our inventions with US and International patents. Currently, we have been issued 12 patents by the United States Patent & Trademark Office, and have 22 pending applications. We also prosecute our valuable IP on an international basis, and currently have 7 Pending International Applications.

We have registered trademarks for Arkados® and ArkTIC® and the Arkados logo. We have two other trademark applications pending: Direct to Speaker™ and Whole House Audio in a Box™.

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

Competition

Arkados faces intense competition as a solution provider, a technology developer of standards-based powerline technologies, as well as from other technologies also focused on our target markets.  We believe we have had success despite our lack of capital and therefore manpower because of our ability to develop SoC/software solutions that help our customers to create full-featured products that are cost-effective and can be brought to market quickly.

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

Building on the architecture of the HomePlug 1.0 chip that offered a wide range of advantages over the competition, Arkados recently announced a HomePlug AV System-on-Chip to provide an even greater range of differentiation and advantages. This chip is called the AI-2100, which will be developed and marketed in conjunction with STMicroelectronics.

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

●
Due to embedded HomePlug standard technology, we believe our product performance includes unique features such as whole-house connectivity, high throughput, ease of setup, and Quality-of-service mechanisms that preserve a positive end-user experience

●
Due to the integration of our system-on-chip and firmware solutions, we believe our potential customers will benefit from quicker time-to-market, a competitive bill-of-materials cost, an enhanced feature set, and lower development costs

●	Due to our reliance on international technology standards, we believe our solutions are able comply with regulatory requirements on a global basis

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance  specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Coppergate, Gigle Semiconductor, Intellon Corporation (which entered into an Agreement and Plan of Merger with Atheros Communications, Inc. in September, 2009), Maxim Integrated Products Inc., and SPiDCOM .  DS2 and Panasonic build ICs that are incompatible with the HomePlug standard.

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

As a provider of powerline home connectivity integrated circuits, we face additional competition from other home connectivity technologies such as twisted pair cable, coaxial cable and wireless media. Despite the broad array of different technologies deployed to date, we believe those technologies that do not require new wires such as HomePNA, MoCA, 802.11 and other wireless alternatives, will provide competition to powerline solutions.

Sales and Marketing

We have been selling our solutions and products worldwide using the following channels:

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

Our marketing consists of various programs that help create awareness and promote the benefits of our various solutions, the worth of the company, and the value of our technology to our target industries. Much of the marketing is handled through press releases, website, involvement in trade shows and conferences, working through industry organizations, press interview opportunities, placed articles, newsletters, white papers, and through interpersonal relationships developed through numerous methods. We have at times hired agencies to assist with specialized functions.

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

As of May 31, 2009, we have no backlog of orders.

Employees

As of May 31, 2009 and October 12, 2009, we had 13 and 16, respectively, full-time employees, including our CEO, Oleg Logvinov. The majority (10) of our full time employees are engaged in research, development, engineering with the remainder being divided to marketing and administration.  Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost employees since May 31, 2009 and may continue to lose key employees.  As of September 30, 2009, we have not paid $2,639,057 in compensation to our employees.  We are negotiating with our employees to reach an agreement to pay a portion past due compensation at the closing of a financing and debt restructuring, and while we have an agreement in principle with our employees in this regard, there are no binding agreements with employees concerning this arrangement.  Further, since we have no written agreements or firm commitments for financing or debt restructuring, even if we had agreements with employees, we cannot be assured that they will remain in our employ unless financing and debt restructuring occurs.  None of our employees are parties to collective bargaining agreements and, except for our inability to pay our employees in full, we believe our relations with employees are good.

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

Risks Related to Our Financial Condition

Defaults on Secured and Unsecured Debt.

As of September 30, 2009, $12,254,363 of secured debt in the form of 6% secured convertible debentures originally due December 28, 2008 and due June 28, 2009 (the “Secured Debentures”), of which $3,462,067 is held by related parties, outstanding at May 31, 2009 is in default, as is $999,793 principal and interest on unsecured notes due June 28, 2009.  In addition, as of September 30, 2009, $2,639,057 of salary remains due to our employees and our accounts payable was approximately $ 1,751,867, of which $1,719,084 was over 90 days.

On July 2, 2009 we received notice of default from a law firm representing approximately 45% of our outstanding Secured Debentures by reason of non-payment. This event triggers an “Event of Default” under the terms of the Debentures on July 8, 2009, absent payment in full.  The Event of Default entitles the holders of the Debentures to redemption at the rate of 130% of the principal and accrued interest outstanding, interest on unpaid interest and principal at the rate of 18% per annum commencing on July 8, 2009 and reimbursement for expenses incurred enforcing the obligations.  The holders of the Secured Debentures have all of the rights and remedies secured creditors holding a first priority security interest in all of our assets under the transaction documents and applicable law, including the right to demand assembly of our assets for sale to satisfy the obligations.  These rights are exercised through Bushido Capital Master Fund, LP, as representative of the holders of the Debentures (“Bushido”).

As of July 6, 2009 the $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2009 were also in default by reason on non-payment.  Under the terms of the Notes, the interest rate increases to 12% during the period the Notes are in default and the holders are entitled to the costs of collection. We plan to discuss forbearance or extension of the due dates of the Notes with the holders and their representatives, but there can be no assurance that any such agreement can be reached.

We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with the holders of approximately of secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.  We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.    In the absence of financing and debt restructuring, our operation are severely constrained and we may have to suspend operations altogether.  In addition, unless the terms of financing and restructuring is acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code.

Dependence on financing.

Since we are not generating significant revenue compared to our operating expenses, we are dependent on outside sources of financing. We have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from affiliates of our Chairman of the Board. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.  Since we have defaulted on our obligations to secured debt holders and unsecured debt holders, any short term or equity financing is dependent either on the restructuring of our debt or forbearance of holders of secured and unsecured debt.

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

Terms of our outstanding 6% Secured Convertible Debentures originally due December 28, 2008 impedes our ability to obtain financing.

We issued $9,283,461 principal amount of 6% Secured Convertible Debentures originally due December 28, 2008 during the period from December 2004 to December 31, 2007.  Due to the capitalization of interest payments and the issuance of additional principal as a penalty as of April 1, 2008, the principal amount of the Debentures outstanding was $12,013,686 as of May 31, 2009 and $12,254,363 as of September 30, 2009. The documents related to these securities, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 and 2008 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost two employees during the year ended May 31, 2009, one employee since May 31, 2009 and may continue to lose key employees.  We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of May 31, 2009 and September 30, 2009 we have failed to make payments totaling $595,566 and $687,458, respectively, due to Mr. Logvinov, comprised of an unpaid bonus, salary and expenses.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.  As of May 31, 2009 and September 30, 2009, we owed $2,154,353 and $2,639,057, respectively, of compensation to all officers and other employees, including Mr. Logvinov.  Our failure to satisfy these obligations creates a morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2009 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2010.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our financial statements for the year ending May 31, 2010 and a report by our independent auditors addressing these assessments beginning with the financial statements for the year ending May 31, 2011. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff. If material weaknesses and deficiencies are detected, it could cause investors to lose confidence in our financial statements and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.  Our stock price, ability to obtain financing and the listing of our common stock on the OTCBB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

We have not generated significant revenue from our principal intended activities and we have been dependent on a small number of customers for substantially all of out revenue.

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

Our ODM/OEM customers may produce products that fail to work properly, either as a consequence of the inclusion of our semiconductors and software, or an unrelated problem; in which case, our business may suffer. If products that incorporate our solutions fail to pass standards tests, our business will suffer.

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

Our solutions have a long development and sales cycle. We will continue to incur significant expenses before revenues are realized.

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

In powerline communications, our principal competitors include Intellon, Conexant, Maxim, DS2, Panasonic, Gigle Semiconductor, and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and

Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

Our success depends on our ability to obtain patents and licenses and to preserve our other intellectual property rights covering our technology, applications, products, and development and testing tools. We seek patent protection for those inventions and technologies for which we believe such protection is suitable and is likely to provide a competitive advantage to us. In some cases, patent applications have been deemed abandoned because we lacked adequate financial resources to promptly prosecute the applications. As a result of our financial condition, we have been unable to secure the services of patent counsel since June 30, 2009, and our inability to engage experienced counsel may slow the approval process or negatively affect the quality and scope of the patent applications we file. We also rely substantially on trade secrets, proprietary technology, non-disclosure and other contractual agreements, and technical measures to protect our technology, application, design, and manufacturing know-how, and work actively to foster continuing technological innovation to maintain and protect our competitive position. We cannot assure you that steps taken by us to protect our intellectual property will be adequate, that our competitors will not independently develop or patent substantially equivalent or superior technologies or be able to design around patents that we may receive, or that our intellectual property will not be misappropriated. Also, the laws of some foreign countries may not protect our intellectual property as much as the laws of the United States.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board, and to be timely in such filings.  If we fail to remain current on our reporting requirements or file late three times in 12 calendar months, our stock could be removed from the OTC Bulletin Board.  This report was filed more than 30 days after its due date.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Andreas Typaldos	Chairman of the Board

Oleg Logvinov	President, CEO and a Director

Larry Crawford	CFO , VP and Secretary

Grant Ogata	Executive Vice President of Worldwide Operations

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

Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since we merged Miletos into Arkados. Prior to the merger, from February, 2000 to March, 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March, 1998 to February, 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from1996 to 1998, and CEM, Inc from 1991 to 1996. Mr. Logvinov holds a masters degree equivalent in electrical engineering from the Technical University of Ukraine (KPI). He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy.  Oleg Logvinov is the Chief Strategy Officer and immediate past President of the HomePlug Powerline Alliance. Mr. Logvinov is a frequent industry speaker, representing both the HomePlug alliance and Arkados at conferences around the world.

Larry Crawford was appointed Chief Financial Officer and Senior Vice President of the Arkados Group, Inc. on October 1, 2008. Prior to joining Arkados, Mr. Crawford served as CFO and EVP of Entech Solar, Inc., a publically traded solar renewable energy company. Previously, Mr. Crawford served as CFO and EVP of Spectrum Group International (a publically traded service company), CFO of Arzee Holdings, Inc., and VP of Finance and CFO of Talon, Inc, a wholly owned subsidiary of Coats Viyella, plc,. Mr. Crawford is certified as a CPA in NJ, NC and PA.

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

Our executive offices are located at 220 Old New Brunswick Road, Piscataway, NJ 08854. The facility is approximately 6,600 sq. feet, occupied pursuant to a lease which expired on July 31, 2009 and is adequate for our current activities.  On June 30, 2009 the company entered into a five year renewal lease expiring July 31, 2014 for its present facility.

As a result of the acquisition of Aster Wireless in March of 2007, we also have offices located at 150 Lucius Gordon Dr., West Henrietta, NY 14586. The facility is approximately 1,041 sq. feet, occupied pursuant to a lease which expired on February 28, 2009 and is adequate for our current activities; we are currently leasing the Henrietta, NY facilities on a month to month basis.  We may add to the space or seek larger facilities as our operations expand.

ITEM 3.	LEGAL PROCEEDINGS.

In December 2004, Robert Dillon, William Simons and Stephen Schuster (the “Plaintiffs”) named us, our Arkados, Inc. subsidiary, Enikia, LLC, Oleg Logvinov, our CEO, Andreas Typaldos, our Chairman, and others in a lawsuit. The action is captioned  Robert Dillon, et al. v. Andreas Typaldos et al. , and was commenced in the Superior Court of New Jersey, Chancery Division, Somerset County (Docket No. C-12102-04).  Plaintiffs filed an arbitration venued in New York and the hearing was scheduled for October 20, 2008 with the American Arbitration Association, Case No: 13 117 Y 00150 08. Arbitration ruled in favor of Arkados in March 2009 and the plaintiffs were ordered to reimburse Arkados for legal fees incurred in the matter.

In August, 2008 a $58,691.87 judgment was entered against the company in the matter of Porter Levay & Rose, Inc. v. Arkados Group, Inc.   The case is pending in the Superior Court of New Jersey, Law Division, Middlesex County (Docket No. MID-L-008649-07) and involved non-payment of fees for investor relations services and expenses.  Approximately $41,000 of the amount was accrued as of May 31, 2008; all remaining monies due under this matter were paid in full by the Company before May 31, 2009.

We are and may be subject to litigation from our general creditors for amounts past due for materials and services.  Individually, such claims do not exceed $139,000 (the amount deemed to require disclosure in response to this item), but since as of September 30, 2009, $2,639,057 of salary remains due to our employees and our accounts payable was approximately $1,751,084, of which $1,710,084 was over 90 days old, such suits may total more than such amount at any given time.  We evaluate each case on what we believe is its merits and respond by either offering settlement, offering to settle for the issuance of shares of our common stock, or raise counterclaims or defenses to the action, as we deem appropriate.

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

None.

 PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “AKDSE.OB.”  Subject to our maintaining eligibility for such quotations under NASD Rule 6530,3 following the filing of this report, our common stock will be quoted under the symbol “AKDS.OB.”

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for the quarter ended  May 31, 2009 and each quarter in the years ended May 31, 2009 and May 31, 2008 which information was provided by NASDAQ Trading and Market Services.

	High Bid	Low Bid
First Quarter 2010 through :

August 31, 2009	$0.15	$0.08

Fiscal Year ended May 31, 2009
	High Bid	Low Bid
Quarter ended:

May 31, 2009	$0.51	$0.11
February 28, 2009	$0.35	$0.10
November 30, 2008	$0.36	$0.16
August 31, 2008	$0.33	$0.21

Fiscal Year ended May 31, 2008
	High Bid	Low Bid
Quarter ended:

May 31, 2008	$0.45	$0.21
February 29, 2008	$0.62	$0.25
November 30, 2007	$0.65	$0.32
August 31, 2007	$0.70	$0.36

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of October 12, 2009, we had 211 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. The terms
_________________________
3 For a security to be eligible for quotation on the OTCBB, NASD Rule 6530 requires, in part, that the issuer of the security is to file reports with the Securities and Exchange Commission (the “Commission”), pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Act”), Section 12(g)(2)(G) of the Act, or that the issuer of the security is a bank or savings association (or holding company for such entities) that is not required to file reports with the Commission and, instead, makes filings with its applicable regulator.  In addition to the foregoing, the issuer of the security must be current in its reporting obligations, subject to a 30 or 60 day grace period, as applicable. An OTCBB issuer will be deemed delinquent in its reporting obligations if the issuer fails to make a required filing when due or has made an incomplete filing. In order for a filing to be complete, it must contain all required certifications and have been reviewed or audited, as applicable, by an accountant registered with the Public Company Accounting Oversight Board.

of the $12,013,612 principal and interest o Secured Debentures prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. We currently do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-Q and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	19,961,797	$0.27	2,538,203

Total	19,961,797	$0.27	2,538,203

Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until June 30, 2008 with terms up to 10 years from the dated of grant.  As a result of a reverse stock split the number of shares available for grant was reduced to 60,000.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards.  The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The Plan was later amended in March 2007 and November 2008 to increase this amount to 15,000,000 and 22,500,000, respectively. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan is currently administered by the Compensation Committee of our board of directors.  As of May 31, 2009, there were options to purchase 19,961,797 shares outstanding under the 2004 Plan, as amended, of which 11,108,769 were vested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended May 31.

	2009	2008		2007		2006	2005

Revenues	763,040	856,676		131,735		112,094	832,910	1
Operating expenses	5,592,375	5,133,059	2	5,325,180	2	3,591,658	6,878,388
Other income (expense), net	(1,725,457)	(2,307,219	) 3	(744,084)		(465,472)	(356,267)
Loss before income taxes	(7,203,631)	(6,879,148)		(6,033,075)		(4,025,016)	(7.001,365)
Net loss applicable to common shareholders	(6,762,218)	(6,478,999	) 4	(6,033,075)		(4,025,016)	(7,001,365)
Total assets	955,646	1,390,689		1,424,905		594,987	492,163
Long term obligations	—	—	5	8,237,061		4,255,789	—
Cash dividends declared	—	—		—		—	—
Net loss per share basic and diluted	$(0.22)	(0.25)		(0.24)		(0.17)	(0.30)
Weighted average of common shares		26,134,528	6	25,152,463	6	23,777,360	23,174,359
Outstanding - basic and diluted	30,193,463

1.	Includes revenues related for a long term arrangement for product development and supply with one client that ended during fiscal year 2006
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

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the period ended May 31, 2009, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

During the year ended May 31, 2009:
●
Several consumer products incorporating our chip solutions to have been brought to market by our customers in several areas of the world.  Our solutions form the engine of products for the audio market being marketed by the German company devolo AG.  Devolo’s audio adapters, which transmit audio over household power lines, are currently in retail stores throughout Europe.

●
We provide the underlying technology for an iPod-based whole-house audio system from IOGEAR, which is coming to market in the near future in the U.S. and other parts of the world.  This product has already won a major award, having been one of only 15 products (out of over 20,000) to receive G4 Television’s CES 2008 “Best of the Best” product award.

●
Additionally, we recently announced our plans to release a reference design that will allow manufacturers to embed Arkados chip-and-software solutions into a device that enables the control of whole-house audio systems from Apple’s iPhone™ or iPod® which may allow us to take advantage of the demonstrated market strength of iPod-related products.

●	We announced customers such as audio system manufacturer Russound, powerline networking specialist GigaFast.

●
We have been involved with our customers in a number of projects relating to Broadband Over Powerline and Smart Grid trials. We have announced that our solutions are being used for Smart-grid application companies Corporate Systems Engineering and MainNet. We are currently partnering with MainNet Communications to develop applications to improve the reliability and efficiency of electrical grids, connect consumer electronic devices over power lines, enable energy-saving initiatives and deliver Broadband content to homes and offices.  Based on this deal, our future opportunities to create smart grid applications may be significant.

●
We continued to increase our focus on sales and marketing and customer acquisition, after developing and demonstrating reference designs and prototypes of end-user products that incorporated our AI-1100 chip, the first in our family of ArkTIC® solutions, and demonstrated its capabilities and competitive advantages.

●
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

We continue to market our chip and reference design products to individual potential customers, including both OEMs and ODMs. Such potential customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end-user products into the market, based on the timetables required for such product introductions. Such an event could produce multiple revenue streams, including revenues from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers. Thus far, two such ODMs and seven OEMs have publicly announced their offering of a product incorporating our AI-1100 SoC.

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

We have not had significant revenue from operations since inception and, as of May 31, 2009, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2008, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman’s wife and another director, Kathryn Typaldos and $45,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. From June 1, 2008 to August 31, 2008, we received approximately $649,000 of financing which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties.

As of September 30, 2009, $12,254,363 of secured debt in the form of 6% secured convertible debentures originally due December 28, 2008 and due June 28, 2009 (the “Secured Debentures”), of which $3,462,067 is held by related parties, outstanding at May 31, 2009 is in default, as is $999,793 principal and interest on unsecured notes due June 28, 2009.  In addition, as of September 30, 2009, $2,639,057 of salary remains due to our employees and our accounts payable was approximately $ 1,751,867, of which $1,719,084 was over 90 days.

On July 2, 2009 we received notice of default from a law firm representing approximately 45% of our outstanding Secured Debentures by reason of non-payment. This event triggers an “Event of Default” under the terms of the Debentures on July 8, 2009, absent payment in full.  The Event of Default entitles the holders of the Debentures to redemption at the rate of 130% of the principal and accrued interest outstanding, interest on unpaid interest and principal at the rate of 18% per annum commencing on July 8, 2009 and reimbursement for expenses incurred enforcing the obligations.  The holders of the Secured Debentures have all of the rights and remedies secured creditors holding a first priority security interest in all of our assets under the transaction documents and applicable law, including the right to demand assembly of our assets for sale to satisfy the obligations.  These rights are exercised through Bushido Capital Master Fund, LP, as representative of the holders of the Debentures (“Bushido”).

As of July 6, 2009 the $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2009 were also in default by reason on non-payment.  Under the terms of the Notes, the interest rate increases to 12% during the period the Notes are in default and the holders are entitled to the costs of collection. We plan to discuss forbearance or extension of the due dates of the Notes with the holders and their representatives, but there can be no assurance that any such agreement can be reached.

We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with the holders of approximately of secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.  We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.    In the absence of financing and debt restructuring, our operation are severely constrained and we may have to suspend operations altogether.  In addition, unless the terms of financing and restructuring is acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code.

Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital.
If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding will jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, as amended (“SAB 101”). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. Under the provisions of SAB 101, we recognize revenue when products are shipped, and the collection of the resulting receivable is probable. If revenues are from a long term arrangement, revenue is recognized when pre-determined milestones, which generally are related to substantial scientific or technical achievement, are accomplished.

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

The Year ended May 31, 2009

During the year ended May 31, 2009, we had revenues of $763,000 of revenues compared to $857,000 for the same period in 2008. Revenues were a combination of revenues from chip sales in the amount of $158,000 and revenues from service contracts in the amount of $605,000 related to the achievement of certain milestones remaining under a number of long term development contracts. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. Total operating expenses for the year ended May 31, 2009 were $5.6 million compared to $5.1 million in the same period of fiscal year 2008. In both periods, the most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $2.1 million. Of the total $5.6 million in operating expenses in fiscal year 2009, approximately $2,289,684 was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $856,000. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

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

During the year ended May 31, 2009, we were able to raise $810,000 through a private placement of our stock and warrants to accredited investors. As of the year ended May 31, 2008, we had cash of approximately $24,000 and negative working capital of $8,433,334 compared to cash of $24,000 and negative working capital of $15,988,337 at May 31, 2008. The decrease in working capital is related primarily to the increase in payables and accrued payroll balances. Subsequent to May 31, 2008, we received approximately $649,000 which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties. All of these funds were used to support normal operating activities.

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

As described under “Plan of Operations,” we are in default on secured debt, unsecured notes, obligations to employees and substantially all of our accounts payable are over 90 days past due.  These conditions make raising capital in any form extremely difficult.  We have negotiated with each class of creditors and believe that our outstanding debt can be settled on terms that will be acceptable to possible individual investors and strategic investors, but there are no  binding agreements or commitments in this regard.  While we have been able to finance a small portion of our critical cash requirements by selling bridge notes, there is no assurance that such sales will continue or that sufficient funds are raised in this manner to permit us to operate and timely execute our plans for restructuring debt and raising capital.

As of May 31, 2009, we had cash of approximately $10,000 and negative working capital of $(17,585,050) compared to cash of $24,000 and negative working capital of $(14,657,105)at May 31, 2008.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2009.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries
Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
F – 1
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Deficiency	F – 4 to F – 5

Consolidated Statement of Cash Flows	F – 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 33

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and subsidiaries (A Development Stage Enterprise) as of May 31, 2009 and May 31, 2008, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2009, 2008 and 2007 and for the period March 24, 2004 (inception) to May 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period March 24, 2004 (inception) to May 31, 2004 reflect total revenues and a net loss of $0 and $693,833, respectively, of the cumulative totals. The other auditors’ report has been furnished to us in our opinion, insofar as it relates to amounts included for such period, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2009 and May 31, 2008, and the results of its operations and cash flows for each of the years ended May 31, 2009, 2008 and 2007 and for the period March 24, 2004 (inception) to May 31, 2009 in conformity with generally accepted accounting principles in the United States.

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
SHERB & CO, LLP
Certified Public Accountants
New York, New York
October 15, 2009

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Balance Sheet
(A Development Stage Enterprise)

	May 31,
	2008	2009
Current Assets:
Cash	$24,480	$10,371
Accounts receivable, net	34,976	72,815
Inventory	—	29,819
Total Current Assets	59,456	113,005
Deferred financing costs	899,073	533,330
Equipment, net	39,860	36,181
Intangible assets, net	293,883	216,902
Prepaid and other assets	98,417	56,228
	$1,390,689	$955,646

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expense and other liabilities	$2,936,012	$4,821,646
Related party payable	23,717	—
Related party debt	177,700	187,700
Note payable	125,000	206,802
Payroll taxes and related penalties and interest payable	936,906	936,906
Short Term Debt	11,848,458	12,448,967
Total Current Liabilities	16,047,793	18,602,021
Stockholders’ Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 26.278,888 and 32, 738,397 issued and outstanding in 2008 and 2009, respectively	2,628	3,274
Additional Paid in capital	17,865,822	21,638,124
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit during development stage	(32,509,556)	(39,271,774)
Total Stockholders’ deficiency	(14,657,104)	(17,646,375)

	$1,390,689	$955,646

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Operations
(A Development Stage Enterprise)

				Cumulative
				During the
				Development
				Stage (March
	Year Ended May 31,			24, 2004 to
	2007	2008	2009	May 31, 2009)
Net Sales	$131,735	$856,676	$763,040	$2,697,128

Cost of Goods Sold	95,546	295,546	648,839	1,720,204

Gross Profit	36,189	561,130	114,201	976,924

Research and Development Expenses	1,920,892	1,987,313	2,069,179	8,621,493
General and Administrative Expenses	3,404,288	3,145,746	3,523,196	18,593,000

Net Loss From Operations	(5,288,991)	(4,571,929)	(5,478,174)	(26,237,569)

Interest Income (Expense)	(744,084)	(2,307,219)	(1,725,457)	(5,598,499)

Net Loss Before Income Taxes	(6,033,075)	(6,879,148)	(7,203,631)	(31,836,068)

Provision for Income Taxes (Benefit)	—	(400,149)	(441,413)	(841,562)

Net Loss	$(6,033,075)	$(6,478,999)	$(6,762,218)	$(30,994,506)

Net loss per share - basic and diluted	$(0.24)	$(0.25)	$(0.22)
Weighted Average of Common Shares
Outstanding - basic and diluted	25,152,463	26,134,528	30,193,463

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006 2007, 2008, and 2009

	Preferred Stock		Common Stock		Additional	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid in Capital	Stage	Stock	Deficiency

Balance as of March 24, 2004
Post foreclosure sale	—	$—	5,569	$5,569	$1,988,185	$(8,277,267)	$—	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	—	—	21,473,364	(3,422)	4,105,180	—	(16,000)	4,085,758
Sale of shares pursuant to PPM	—	—	841,666	84	950,116	—	—	950,200
Issuance of shares for settlement of debts	—	—	181,068	18	168,185	—	—	168,203
Amortization of stock compensation	—	—	—	—	359,537	—	—	359,537
Net loss (March 24,2004 to May 31, 2004)	—	—	—	—	—	(693,833)	—	(693,833)
Balance as of May 31, 2004	—	—	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	—	—	575,000	58	724,753	—	—	724,811
Debt converted to equity	—	—	125,000	13	75,483	—	—	75,496
Issuance of options for services	—	—	—	—	198,169	—	—	198,169
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	234,353	—	—	234,353
Amortization of stock compensation	—	—	—	—	3,617,681	—	—	3,617,681
Net Loss	—	—	—	—	—	(7,001,365)	—	(7,001,365)
Balance as of May 31, 2005	—	—	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	—	—	75,000	8	22,492	—	—	22,500
Debt converted to equity	—	—	609,786	61	405,683	—	—	405,744
Shares issued for debt accommodations and penalties	—	—	466,600	47	267,253	—	—	267,300
Options issued for services	—	—	—	—	69,170	—	—	69,170
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	404,555	—	—	404,555
Amortization of stock compensation	—	—	—	—	497,347	—	—	497,347
Net Loss	—	—	—	—	—	(4,025,016)	—	(4,025,016)
Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,088,141	$(19,997,481)	$(16,000)	$(5,922,903)

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005, 2006, 2007, 2008, 2009 continued

	Preferred Stock		Common Stock		Additional Paid in	Accumulated Deficit During Development	Treasury	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Shares issued for services	—	$—	475,000	$47	$341,953	$—	$—	$342,000
Options issued for services	—	—	—	—	197,923	—	—	197,923
Valuation of equity rights	—	—	—	—	424,247	—	—	424,247
Amortization of stock compensation	—	—	—	—	418,997	—	—	418,997
Exercise of options	—	—	175,604	17	1,739	—	—	1,756
Issuance of common stock for Aster Acquisition	—	—	1,078,564	107	461,712	—	—	461,819
Net loss	—	—	—	—	—	(6,033,075)	—	(6,033,075)
Balance as of May 31, 2007	—	$—	26,082,221	$2,608	$15,934,712	$(26,030,556)	$(16,000)	(10,109,236)
Shares issued for services	—	—	196,667	20	63,480	—	—	63,500
Options issued for services	—	—	—	—	105,448	—	—	105,448
Valuation of equity rights	—	—	—	—	1,064,495	—	—	1,064,495
Amortization of stock compensation	—	—	—	—	697,687	—	—	697,688
Net Loss	—	—	—	—	—	(6,478,999)	—	(6,478,999)
Balance as of May 31, 2008	—	$—	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	—	—	2,134,469	213	422,542	—	—	422,755
Private Placement			3,380,159	338	809,700			810,038
Conversion of Debt			944,881	95	409,018			409,113
Options issued for services	—	—	—	—	90,246	—	—	90,246
Valuation of equity rights	—	—	—	—	264,111	—	—	264,111
Amortization of stock compensation	—	—	—	—	1,776,683	—	—	1,776,683
Exercise of options								—
Net Loss	—	—	—	—	—	(6,762,218)	—	(6,762,218)
Balance as of May 31, 2009	—	$—	32,738,397	$3,274	$21,638,124	$(39,271,774)	$(16,000)	$(17,646,375)

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Cash Flow
(A Development Stage Enterprise)

				Cumulative During the Development Stage
	Year Ended May 31,			(March 24, 2004
Cash Flows From Operating Activities	2007	2008	2009	to May 31, 2009)
Net Loss	$(6,033,075)	$(6,478,999)	$(6,762,218)	$(30,994,506)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	305,667	503,341	448,259	1,492,832
Common stock and warrants issued for services	958,920	866,636	2,289,684	9,871,755
Warrants and Beneficial Conversion Rights with Debt	—	—	142,130	627,716
Debt and Interest penalty	—	1,004,701	—	1,004,701
Accounts Receivable	(107,668)	82,090	(37,839)	(72,815)
Inventory	(34,334)	34,334	(29,189)	(29,189)
Deferred Expenses	145,429	328,411	365,783	425,043
Prepaid and Other assets	(30,395)	(45,821)	—	(103,441)
Payroll taxes and related penalties and interest payable	(22,916)	—	—	(22,916)
Related party payable	—	23,717	(23,717)	—
Accounts Payable and accrued expenses	648,754	2,142,452	2,696,400	4,806,931
Net Cash Provided by (Used) in Operating Activities	(4,169,618)	(1,539,138)	(910,707)	(12,993,889)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(31,852)	(540)	(5,242)	(140,671)
Net Cash Used in Investing Activities	(31,852)	(540)	(5,242)	(140,671)
Cash Provided by Financing Activities
Related party payables	—	177,700	10,000	1,586,726
Note Payable	—	125,000	206,802	331,802
Contribution of capital	—	—	—	1,232,646
Exercise-StockOptions	1,756	—		1,756
Private Placement			810,038	810,038
Repayment of debt	—	—	(125,000)	(469,256)
Proceeds from convertible Debt				1,066,550
Issuance of Debentures	5,052,577	855,000	—	9,533,411
Repayment of related party payables	(446,406)	—	—	(949,027)
Net Cash Provided by Financing Activities	4,607,927	1,157,700	901,840	13,144,646
Net (Decrease) Increase in Cash	406,457	(381,977)	(14,109)	10,086
Cash, beginning of the period	—	406,457	24,480	285
Cash, end of the period	$406,457	$24,480	$10,371	$10,371
Supplemental disclosures of cash flow information:
Cash paid for interest during the year	$757	$1,480	$—
Cash paid for taxes during the year	—	—	—
Non cash investing activities:
Acquisition of Aster Wireless	461,819	—	—
Non cash financing activities:
Common stock and warrants issued for services	342,000	63,500	422,542
Shares and warrants issued with debt and beneficial conversion feature rights	—	—	—
Conversion of debt for equity	—	—	409,113
Conversion of accrued interest to debt	263,431	500,116	673,049
Increase in debt as penalty	—	1,004,701	—
Debt discount	424,247	1,064,495

See notes to consolidated financial statements.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2009, 2008 AND 2007

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), pursuant to an “Agreement and Plan of Merger”, (“the Merger Agreement”) dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary, CDK Merger Corp., with Miletos, Inc. (the “Merger”). CDK Merger Corp. was renamed “Arkados, Inc.” On August 30, 2006 the Company changed its name from CDKNET.COM, Inc. to Arkados Group, Inc. All references to CDKNET.COM, Inc. have been changed accordingly. Since Arkados Group, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc.

The Company, a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC® platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

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

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $31 million since inception including a net loss of over $7 million for the recent year ended May 31, 2009. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at May 31, 20087 and 2009, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and it’s wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Business combinations - We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and intellectual property research and development “IPR&D”, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

e.
Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in each of the years ended May 31, 2007, 2008 and 2009.

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

j.	Shipping and Handling Costs - Shipping and handling costs are normally FOB the Company’s factory. These costs are included in cost of goods sold.

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

m.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2009, 2008 and 2007, diluted loss per share is the same as basic loss per share since the inclusion of approximately 23, 15 and 13 million stock options and warrants, respectively, and as well as 23, 24 and 9 million shares of common stock issuable upon conversion of convertible indebtedness, respectively, would be anti-dilutive.

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

The Company has recorded compensation expense for the years ended May 31, 2009, 2008 and 2007, in the amounts of $1,860,279 $866,636, and $958,918, respectively attributed to the issuance and vesting of common shares,  stock options and warrants for services. Such amount is included general and administrative expenses on the statement of operations.

	For Years Ended May 31
	2009	2008	2007
Risk free interest rate	2.13%-3.49%	2.05%-4.14%	5.00%
Expected life	5 years	2-5 years	4 years
Dividend rate	0.00%	0.00%	0.00%
Expected volatility	64%-239%	65%-99%	43%

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

q.
Research and Development – Research and Development expenses principally consist of costs surrounding the development of our ArkTIC® chip-and-software platform. This includes labor and equipment related to intellectual property development, manufacturing and development of test platforms, software development systems, certification testing systems, customer application support, licensing of appropriate technologies. Some development expenses are paid to outside consultants who perform work that is delivered to us. All research and development costs are expensed as incurred.

r.	Recent Accounting Pronouncements -

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5   “(“EITF No. 08-4”)”. The objective of EITF No. 08-4 is to provide transition guidance for conforming changes made to EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and SFAS No. 150,   “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF No. 08-4 on the accounting for the convertible notes and related warrants transactions.

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

The fair value of the Arkados shares used in determining the purchase price was $0.43 per share, which was the price of Arkados common stock on the day that the closing took place, March 2, 2007

The purchase price has been allocated based on a valuation of Aster’s tangible and intangible assets and liabilities an their following fair values (in thousands)

Total current assets	$20
Property and equipment and other assets	17
Intangible assets	493
Total current liabilities	(74)
Total	$456

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

The Company’s accounts receivable were concentrated with two customers.  Accounts Receivable balances for the years ending May 31, 2009 and 2008 were $72,815 and $34,976, respectively on revenues of $763,040 and $856,076 for the same respective periods.

The Company may periodically have cash in excess of $250,000, the Federal Deposit Insurance Corp. “FDIC” insurable limit. As of May 31, 2009 the cash balance was $10,371, which was $239,629 below the insurable limit.

5.	EQUIPMENT

At May 31, 2008 and May 31, 2009 equipment consists of the following:

	May 31, 2008	May 31, 2009
Furniture	$14,878	$14,878

Computers	10,840	10,840

Equipment	39,033	39,033

Total	64,751	64,751

Less: Accumulated depreciation	(24,890)	(28,569)
Net	39,860	$36,181

Depreciation expense for the years ended May 31, 2009 and 2008 was $8921 and $7,000, respectively.

6.	INTANGIBLE ASSETS

At May 31, 2009 and May 31, 2008, the Company owned 40 patents and patents pending and 36 patents and patents pending, respectively, which are currently, being used in the development of the Company’s products. Excluding the value assigned to patents as part of the Aster acquisition, the Company had recorded $472,509 of gross patents costs and $464,443 of accumulated amortization as of May 31, 2009.

The Company has allocated the intangible assets associated with the Aster acquisition to Personnel, Patents and Technology.  The total value, the number of years to be amortized, and the annual expense associated with such amortization are contained in the table below.

	Total Cost	# of years Amortization	Annual Amortization
Personnel	$113,750	1	$113,750	Fully amortized
Patent	227,500	5	45,500
Technology	152,203	5	30,441
Total	$493,453		$189,691

	May 31
	2008	2009
Total Intangible Assets	$965,961	$965,961
Accum Amortization	(672,078)	(749,059)
Net intangible assets	$293,883	$216,902

7.	PAYROLL TAX LIABILITIES

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

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2009 and May 31, 2008, accrued expenses and other liabilities consist of the following approximate amounts:

	Year Ended May 31,
	2009	2008

Accounts payable	$1,743,289	$1,307,239
Accrued compensation	2,389,805	1,019,557
Accrued interest payable	489,212	482,941
Liabilities assumed per merger agreement	34,673	34,673
Accrued other	164,667	91,602

	$4,821,646	$2,936,012

9.	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

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

2005 6% Convertible Notes - During the quarters ended August 31, 2005 and November 30, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the “Units”) each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the “6% Notes”) and 14,286 detached warrants (the “Warrants”) to purchase a like number of shares of the Company’s common stock, for $0.35 per share. The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and have been amortized as interest expense over the term of the 6% Notes. In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. Both the $0.35 and $0.65 Warrants have a “net exercise” provision that permits the holder to convert the Warrants into shares of the Company’s common stock. The 6% Notes (1) are due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution’s business; (3) are convertible, subject to certain conditions and at two different price levels ($1.125 and $1.575 for a period of twenty trading days following the bid price of common stock closing above $1.50 and $2.50, respectively, for a period of five consecutive trading days), into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

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

Conversion of Debt and Waiver

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

Additional Financing

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

As of May 31, 2009, there was a total of $12,013,686 in principal amount, including interest converted to debt, of the 6% Secured Debentures and 9,328,494 warrants outstanding.

During fiscal year 2009, a debt discount was recorded of $134,574 for warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $480,530 and has been recorded as interest expense for the year ended May 31, 2009.

During fiscal year 2008, a debt discount was recorded of $118,723 for warrants issued with these 6% Secured Debentures. The amortization recorded attributed to the debt discounts amounted to $302,803 and has been recorded as interest expense for the year ended May 31, 2008.

As of May 31, 2009, $12,843,469 of our related party debt and notes payable are in default. As of October 12, 2009, these amounts remain in default as the respective lenders and Company work toward crafting a forbearance agreement and raising additional capital for the Company.

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

Included in accrued expenses and other liabilities as of May, 31, 2009 is unpaid accrued payroll, bonus, vacation, payroll taxes and expenses due executive officers totaling $2,420,470. Of this amount, $ 698,168 was due to Oleg Logvinov, CEO and President and $717,439 was due to three other executive officers of the Company.

Included in accrued expenses and other liabilities as of May, 31, 2008 is unpaid accrued payroll of $954,224 (which includes three months of unpaid payroll for non-executive employees in the amount of $346,182 and approximately 3 quarters of unpaid executive payroll in the amount of $608,042), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $79,000 due to executive officers

Related Party Activities - As of May 31, 2009 and May 31, 2008, the Company has reported a related party payable in the amount of $187,700 and $177,700, respectively which represents funds that were advance to the Company by Officers of the Company.

In aggregate, $4,995,955 or 38.1% of the $12,843,469 of 6% Secured Debentures, related party debt and notes payable is held by related parties.

10.	INCOME TAXES

At May 31, 2009, the Company has available unused net operating loss carryovers approximately $27,000,000 that may be applied against future taxable income and expire at various dates through 2030. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $2,100,000 for the year ended May 31, 2009 since the likelihood of realization of the tax benefits cannot be determined.

2009
Deferred tax asset:
Net operating loss carryforward	$8,720,000
Accrued Compensation	840,000
Valuation allowance	(9,560,000)
Net deferred tax asset	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year ended May 31,
	2009	2008	2007

Statutory federal income tax benefit	35%	35%	35%
Permanent timing differences - equity rights	(12%)	(11%)	(8%)
Income tax benefit not utilized	(29%)	(30%)	(27%)
State tax benefit	6%	6%	—

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

In 2008, the Company sold $4,127,010 of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program”). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The proceeds from the sale in 2007, net of commissions, were $447,094 and were recorded as a tax benefit in the accompanying statements of operations.  The State renews the Program annually and currently limits the aggregate proceeds to $60,000,000. We cannot be certain if we will be able to sell any of our remaining or future New Jersey loss carryforwards or tax credits under the Program.

The Company was not able to participate in the State of New Jersey Technology Business Tax Certificate transfer Program in fiscal year 2009 due to a loss of two full time employees in New Jersey. The program mandates that 75% of the Company’s full time employees be working in new Jersey at the time of application and at the time of receipt of the tax transfer funds.

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

2009 transactions

x.
500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the year ended May 31, 2009 for these options.  These stock options and warrants are exercisable for three to ten years from the grant date.

y.	2,134,469 shares of stock were granted to service providers and a former employee during the year ended May 31, 2009; $422,755 of consulting, compensation expense or reduction of accrued compensation.

z.
A refinancing and the closing on new monies received occurred in July 2008, whereby certain debts were extended in conjunction with conversion of some indebtedness in the amount of $409,113 for 944,881 shares of common stock, 2,332,131 warrants were issued to certain debt holders exercisable at $.25 per share expiring on December 1, 2008 were valued at $264,111 and expensed, accordingly, and $810,038 of monies received net of $35,000 in legal fess from May 2008 to July 2008 resulting in 3,380,159 shares of common stock being issued.

aa.
In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15 , the closing price on February 6, 2009, the date of grant. As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, a compensation expense was recorded in the amount of $444,192 on the grant date.

To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant. For the year ended May 31, 2009, the Company incurred a non-cash charge of $1,866,929 for the amortization of stock options and issuance of options during the year.

11.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Sock Issued to Employees,” (“APB 25”), under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under SFAS No. 123 and 148.

Effective June 1, 2005, the Company adopted SFAS no. 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2005	6,092,642	$0.75
Granted	1,125,000	0.52
Exercised	—	—
Expired or cancelled	(330,990)	2.40
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	14,427,600	0.15-0.25
Exercised
Expired or cancelled	(9,438,184)	0.25-1.20
Outstanding at May 31, 2009	19,961,797	$0.27

Information, at date of issuance, regarding stock option grants during the year ended May 31, 2009.

Year ended May 31, 2009	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	14,427,600	$$0.15-0.25	$$0.14-$0.22
Exercise price is less than market price	—	$—	$—

The following table summarizes information about options outstanding and exercisable at May 31, 2009:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.25	15,478,485	5.5	$0.18	6,625,975
$0.26 - $1.00	3,577,794	5.5	$0.40	3,577,794
$1.01 - $1.20	905,000	2.5	$1.20	905,000

	19,961,279		$0.27	11,108,769

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2005	825,000	$.67
Granted	3,567,874	.88
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2006	4,392,874	$.84
Granted	4,655,366	.93
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2007	9,048,240	.88
Granted	1,821,676	.85
Exercised	—	—
Expired or cancelled	(825,000)	.67
Outstanding at May 31, 2008	10,044,916	.84
Granted	4,022,225	0.25
Exercised
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63

Information, at date of issuance, regarding warrant grants during the year ended May 31, 2009.

Year ended May 31, 2009	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	4,022,225	0.25	0.27
Exercise price is less than market price	—	—	—

The following table summarizes information about warrants and exercisable at May 31, 2009:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	4,022,225	3.6	$.25	4,022,225
$.26 - $.99	7,712,779	3.6	$.85	7,712,779

	11,735,004			11,735,004

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See loans payable above.

12.	COMMITMENTS AND CONTINGENCY

a.
The Company leases office space in Piscataway, New Jersey pursuant to a lease that began on May 8, 2006 and which expired on July 31, 2009. On July 1, 2009, the company entered into a five year renewal lease with its landlord and will remain in its present facility through July 31, 2014. The annual base rent is approximately $103,670.  The Company also leases office space in New York pursuant to a lease that began on March 1, 2007 and which expired on February 23, 2009. The annual base rent is approximately $10,400. The company is presently leasing the New York premises on a month to month basis. There are no other material rental or lease commitment arrangements as of May 31, 2008.

Total rental expenses for the years ended May 31, 2009, 2008 and 2007 was approximately $132,098, $132,819, and $108,242, respectively.

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

13.	SUBSEQUENT EVENTS

    A.- Events of Default

On July 2, 2009 we received notice from a law firm representing approximately 45% of our outstanding 6% secured convertible debentures due June 28, 2009 (the “Debentures”) were in default by reason of non-payment. This event triggers an “Event of Default” under the terms of the Debentures on July 8, 2009, absent payment in full. The Event of Default entitles the holders of the Debentures to redemption at the rate of 130%of the principal and accrued interest outstanding, interest on unpaid interest and principal at the rate of 18% per annum commencing on July 8, 2009 and reimbursement for expenses incurred enforcing the obligations.

We have been negotiating for an infusion of equity capital, restructuring of our secured and unsecured debt and the holders of the Debentures have indicated that they are inclined to work with the company in this regard. The holders of the Debentures have delivered a draft forbearance agreement and we expect to negotiate such a forbearance agreement that would give us up to 90 days to work on these matters, subject to the negotiation and execution of a final forbearance agreement acceptable to us and the holders of all of the outstanding Debentures. Although there can be no assurance that the forbearance, financing or restructuring of our debt can be achieved, we continue to work closely with representatives of the holders of the Debentures to maintain the company as an ongoing business, which includes preserving the company’s current operations and relationships with existing customers, partners and suppliers.

As of July 6, 2009 the $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2009 were also in default by reason on non-payment. Under the terms of the Notes, the interest rate increases to 12% during the period the Notes are in default and the holders are entitled to the costs of collection. We plan to discuss forbearance or extension of the due dates of the Notes with the holders and their representatives, but there can be no assurance that any such agreement can be reached.

              B.- Lease Renewal

           On June 30, 2009, we entered into a First Amendment to our lease dated May 2, 2006 with Bridgeview Plaza Associates relating to our principal executive offices located at 220 Old New Brunswick Road, Piscataway, New Jersey.  The First Amendment is filed as Exhibit 99.1 to this Report.  We agreed to extend the lease term until July 1, 2014, the landlord excused us from paying the installment of base rent applicable to the month of July, 2009 and applied the security deposit of $27,225.00 to $33,495.10 of past due rent and charges and we agreed to the following base rent schedule:

Lease Period	Annual Base Rent	Monthly Base Rent

Months 1 -12	$103,669.50	$8,639.13
Month 13	-0-	-0-
Months 14-24	$106,779.59	$8,898.30
Month 25	-0-	-0-
Months 26 - 36	$109.982.97	$9,165.25
Months 37 - 48	$113,282.46	$9,440.21
Months 49 - 60	$116,680.94	$9,723.42

In addition, we agreed to pay all arrearages and deliver a security deposit of $27,225 to landlord by July 31, 2009.  We failed to make these payments and on August 31, 2009, the landlord took further legal action against us.

On September 14, 2009 we entered into a Second Amendment to our lease dated May 2, 2006 with Bridgeview Plaza Associates.  The Second Amendment is filed as Exhibit 99.2 to this Report.  Under the Second Amendment, we paid the landlord $40,000 of $52,375.51 then past due and agreed to pay the balance of the arrearages by September 30, 2009, curing existing defaults.

C.- Bridge Financing

On September 22, 2009 we entered into an agreement for bridge financing with Burton LaSalle Capital Corp..  Pursuant to the agreement, we may issue up to $1,000,000 8% Subordinated Notes due January 31, 2010 to Burton LaSalle Capital Corp. and other investors.  Pursuant to the notes, interest is due at the annual rate of 8% is due on the earlier of the exchange or conversion of the notes into shares of common stock of the company or the notes become due on January 31, 2010 or earlier upon acceleration because of a default.

 A form of note and related subscription letter are filed as Exhibit 99.3 and 99.4, respectively, to this Report. As of October 1, 2009, Burton LaSalle had loaned us the sum of $161,350 and we issued several notes to Button LaSalle in equivalent amount.  The principal amount of the notes is exchangeable at the option of the holders into private equity financing we are able to place at a 33% discount to the price charge to other investors.  In the event we are able to effectuate a recapitalization and the price to new equity investors is less than $200,000 per 1% of the post recapitalized company, we may force such conversion. The can be no assurance that additional investors will purchase more notes, that Burton LaSalle will purchase more notes or that any aspects of a recapitalization or equity financing can be consummated.

D.- Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On September 21, 2009, our trading symbol on the OTCBB was changed from AKDS to AKDSE because of our failure to file our Form 10-K for the year ended May 31, 2009.  In accordance with FINRA Rule 6530, our stock will no longer be quoted on the OTCBB unless we file the Form 10-K by October 16, 2009, the expiration of the grace period under the rule.  While we are making an effort to file the Form 10-K Report to maintain these quotations, there can be no assurance that we will be successful.  In addition, the maintenance of quotations will be dependent on our reports timely going forward including our filing the Form 10-Q for the period ended August 31, 2009 and other reports timely on or before October 14, 2009, or be deemed to have filed as of that date as a result of our compliance with Rule 12b-25 under the Securities Exchange Act of 1934, as amended.  This requires us to file a notice of late filing by October 15, 2009 and file the Form 10-Q on or before.

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

In performing its audit of our Consolidated Financial Statements for Fiscal 2009, our independent auditors, Sherb & Co., LLP “Sherb”, notified our Board of Directors of a material weakness in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions and material weaknesses involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

A material weakness is a control deficiency or combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of May 31, 2009, we did not maintain effective controls related to transactional accounting and financial reporting and reported these findings in our Form 10-K Annual Report for the year ended May 31, 2009. These deficiencies included a lack of timely and sufficient financial statement account reconciliation and analysis and lack of sufficient support resources within the accounting and finance department. Management believes that such control deficiencies represented a material weakness in internal control over financial reporting that resulted in a reasonable likelihood that a material misstatement in our financial statements will not be prevented or detected by our employees in the normal course of performing their assigned functions.

During the fiscal quarter ended November 30, 2008 we hired a full time financial executive who became Chief Financial Officer in October 2008 and undertook to remedy the deficiencies noted in the prior years audit. He was to prepare our accounting systems to comply with the management reporting and audit requirements with respect to internal controls in accordance with Section 404 of Sarbanes-Oxley applicable to us for the fiscal year ending May 31, 2009.  As noted below, our evaluation of our disclosure controls and procedures permitted management to conclude that such controls were effective as of May 31, 2009.  Due to its small size and limited financial resources, the Company’s CFO, since there is only one other part time employee involved in accounting and financial reporting.  Currently, there is limited segregation of duties within the accounting function, leaving most aspects of financial control and physical control of cash in the hands of the essentially one employee.  The CFO is currently working to put in place compensating levels of controls to provide for greater segregation of duties.  The implementing of these controls is largely dependent on the Company being able to obtain sufficient funding to adequately staff the desired functions. This assessment should not be considered a report on efficiency of such controls as would be required under Section 404 of SOX in connection with the audit of our financial statements for the year ending May 31, 2009.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of  May 31, 2009, management concluded that our disclosure controls and procedures are not effective.

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

(c) Changes in Internal Controls Over Financial Reporting

As a result of the identification of a material weakness described above, we have implemented the following changes:

•	We have hired a full time financial executive in October 2008, who was appointed Chief Financial Officer in October 2008 and a part time accounting assistant.

•	Began the implementation of formalized policies, procedures and process documentation

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

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Andreas Typaldos**	64	Chairman
William Carson**	62	Director
Gennaro Vendome*	62	Director
Harris Cohen**	43	Director
Oleg Logvinov	46	Director, President and Chief Executive Officer
Larry Crawford	61	Chief Financial Officer, Secretary and Treasurer
Grant Ogata	55	Executive Vice President, Worldwide Operations

        *    Members of the Audit Committees.
        ** Members of the Compensation Committees

Board of Directors

Andreas Typaldos is a principal stockholder and was appointed Chairman of the Board of Arkados in February 2005.  He has thirty years of software experience, as an entrepreneur, and as a founder and investor in a number of technology companies.  In 1997, Mr. Typaldos founded Enikia LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into Arkados, Inc. subsidiary in May 2004.  Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications.  Earlier, Mr. Typaldos built a multi-million dollar software consulting business, e-Vantage Solutions, Inc. He was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Mr. Typaldos founded his first consulting and software company in 1973 and founded a successor company, AxsOne (formerly known as Computron) in 1978. He took AxsOne public in 1995 and served as President until 1994 and Chairman/CEO until 1996. Mr. Typaldos holds a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research, and a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

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

Harris Cohen was appointed to the Board of Directors in August 2008 and subsequently to Compensation Committee of the Board of Directors. Mr. Cohen is President of Cooper Barrons, Inc., a private investment firm and hedge fund manager, since 2002.  In 2008, he served as interim General Manager, CFO and consultant to Netanya, Inc, owner of Return to Eden, an organic healthfood store in Atlanta, Georgia.  From 1997 through 2001, he was Portfolio Manager for the Bear Stearns Small Cap Mutual Fund and Institutional Funds.  His fund was acknowledged as one of the top five small cap funds over five years based on consistency of outperformance by USA Today.  Before that, he was a Senior Equity Analyst at Furman Selz LLC from 1994-1996.  Mr. Cohen received his MBA from NYU Stern School of Business in 1993.  He graduated from Phillip Crosby’s Quality Management College.  Prior to Graduate School, Mr. Cohen worked for Coca-Cola and Barron’s Department Stores.  He received a BBA from the University of Georgia in 1984.

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

Larry Crawford Effective October 1, 2008, Mr. Larry Crawford, was appointed Chief Financial Officer, SVP and Secretary of the Arkados Group, Inc. Immediately prior to this position, Mr. Crawford served as Chief Financial Officer and Executive Vice President of Entech Solar, Inc., a publicly traded solar renewable energy company. Prior to this and beginning in 2001, Mr. Crawford served as CFO and Executive Vice President of Spectrum Group International, Inc., a publicly traded collectibles service company.

Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc, a publically traded UK textile group from 1987 to 1996. Mr. Crawford earned an MBA in Finance from the Lubin School of Business at Pace University in New York. Mr. Crawford is a CPA certified in New Jersey, Pennsylvania and North Carolina.

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

Board Meetings

During the fiscal year ended May 31, 2009, our Board of directors held 16 meetings.  Each director attended at least 15 of the meetings (in person or by conference phone) of the Board.  In addition, our Board takes action from time to time by unanimous consent.

Board Committees

Our Board has a standing Audit and Compensation Committee, each of which was formed in June 2007.

The Audit Committee is primarily responsible for overseeing the services performed by our independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. The Audit Committee is comprised of two people: Messrs. Vendome and Carson, each of whom is an independent director.  The Board of Directors has determined that none of the current directors qualifies as an Audit Committee Financial Expert as defined under applicable law, and plans to recruit one at such time as listing standards applicable to the company requires it and our financial condition permits.

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

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board may do so by writing to Mr. Larry Crawford, CFO and Secretary, Arkados Group, Inc., 220 Old New Brunswick Road, Piscataway, New Jersey 08854.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a Stockholder and must include the Stockholder’s full name, address and a valid telephone number. The name of any specific intended Board recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board’s consideration.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that one or more persons who, during the fiscal year ended May 31, 2008, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We plan to assist the persons in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2008 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2009.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award		All Other Compensation		Total Compensation
Oleg Logvinov (1) President, Chief Executive Officer and Director	2009	$300,000	$37,500	$		$		$337,500
	2008	$300,000			$407,912		$65,333	$773,245
	2007	$225,000	$91,875		$475,054		$—	$791,929

Larry Crawford(4) Chief Financial Officer(current)	2009	$133,333	$—		$368,760		$—	$502,080

Barbara Kane-Burke(2) Chief Financial Officer (former)	2009	$45,000	$136,750	$			$15,000	$45,000
	2008	$135,000	$—		$45,000		$—	$180,000
	2007	$51,444	$—		$101,145		$—	$152,590

Grant Ogata(3) Executive Vice President, Worldwide Operations	2009	$200,000	$62,497		$147,500		$—	$409,997
	2008	$200,000	$—		$101,250		$—	$301,250
	2007	$93,333	$—		$567,293		$—	$660,626

(1)	Mr. Logvinov earned a $65.333 bonus in fiscal 2008. $349, 958 of Mr. Logvinov’s 2008 earned salary and bonus was deferred at May 31, 2008.

$91,875 of deferred salary payments from 2004 through 2006 were paid in fiscal 2007. This payment was a consequence of our raising an aggregate of $3 million of financing since June 2004, pursuant to our May 2004 employment agreement with our Chief Executive Officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period. At May 31, 2009, Mr. Logvinov was owed $587,458 of deferred salary and $8,108 of business related expenses.

Mr. Logvinov was granted 920,000 two year options on 5/24/08 with an exercise price of $0.01; these options were granted to replace expiring options in the same amount and same exercise price.

Mr. Logvinov was also granted 500,000 seven year options on 2/28/08 with an exercise price of $0.225; these options vest over three years with one-third vesting on each of 2/27/09, 2/27/10 and 2/27/11.

In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15, the closing price on February 6, 2009. To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant.

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The amortized value of the cancelled options of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009.

Mr. Logvinov elected to cancel 2,560,000 of his options under the above plan and to receive 1,920,000 options priced at $0.15, the closing price on the date of grant. As a result of the measurement completed on the overall employee stock option cancellation and reissuance, no additional compensation expense was recorded or attributed to this grant.

(2)	Ms. Kane-Burke joined Arkados in January 2007. $99,250 of Ms. Kane-Burke’s 2008 earned salary and bonus was deferred at May 31, 2008

Ms. Kane-Burke was granted 200,000 seven year options on 2/28/08 with an exercise price of $0.225; these options vest over three years with one-third vesting on each of 2/27/09, 2/27/10 and 2/27/11. Ms. Kane- Burke entered into an agreement with the Company wherein $136,750 of deferred salary was converted into a note in the amount $86,750 bearing interest at 3% and 200,000 shares of the company’s stock.

(3)
Mr. Ogata joined Arkados as an employee in April 2007 and worked for Arkados as a consultant from September 2006 through March 2007. $161,667 of Mr. Ogata’s earned 2008 salary was deferred at May 31, 2008. At May 31, 2009, total salary deferred for Mr. Ogata was $299,169; in addition, Mr. Ogata was owed $10,807 by the Company for business related expenses.

Mr. Ogata was granted 450,000 seven year options on 2/28/08 with an exercise price of $0.225; these options vest over three years with one-third vesting on each of 2/27/09, 2/27/10 and 2/27/11.

On February 6, 2009, Mr. Ogata elected to cancel 1,550.000 of his options under the above cancellation and options plan and to receive 1,162,500 options priced at $0.15, the closing price on the date of grant. As a result of the measurement completed on the overall employee stock option cancellation and reissuance, no additional compensation expense was recorded or attributed to this grant.

Mr. Ogata was granted 515,464 options at $0.25, our stock’s closing price on the date, December 15, 2008. Mr. Ogata was also granted 250,000 options at $0.15, our stock’s closing price on the date of grant, February 6, 2009.

4)
Options granted to Mr. Crawford are in accordance with the terms of his three year employment. The grant of 600,000    options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains deferred and owing to Mr. Crawford.

GRANTS OF PLAN-BASED AWARDS IN FISCAL 2009

	Number of securities underlying unexercised options (#) Exercisable		Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Oleg Logvinov	960,000	(1)	960,000	1,920,000	$0.15	2/5/2016
	920,000	(2)		920,000	$0.01	5/23/2010

Larry Crawford	133,333	(3)	466,667	600,000	$0.22	9/30/2015
	266,667	(3)	933,333	1,200,000	$0.25	9/30/2015

Barbara Kane-Burke	200,000	(4)		200,000	$0.41	4/172010
	100,000	(4)		100,000	$0.40	1/14/2010
	200,000	(4)		200,000	$0.30	2/27/2015
Grant Ogata	581,250	(5)	581,250	1,162,500	$0.15	2/5/2016
		(6)	250,000	250,000	$0.52
		(7)	515,464	515,464	$0.225	2/27/2015

(1)  In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15, the closing rice on February 6, 2009, the date of. To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant.

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The amortized value of the cancelled options of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009.

Mr. Logvinov elected to cancel 2,560,000 of his options under the above plan and to receive 1,920,000 options priced at $0.15, the closing price on the date of grant. As a result of the measurement completed on the overall employee stock option cancellation and reissuance, no additional compensation expense was recorded or attributed to this grant.

(2) Options granted to Mr. Crawford are in accordance with the terms of his three year employment. The grant of 600,000 options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains deferred and owing to Mr. Crawford.

All option grants in Fiscal 2009 were made under our 2004 Stock Option Plan.

OPTION EXERCISES AND STOCK VESTED IN 2009
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)

       There were no exercises of vested stock options during the year ended May 31, 2009.

OUTSTANDING EQUITY AWARDS AT 2009 FISCAL YEAR-END
Option Awards

	Number of securities underlying unexercised options (#) Exercisable		Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Oleg Logvinov	960,000	(1)	960,000	1,920,000	$0.15	2/5/2016
	920,000	(2)		920,000	$0.01	5/23/2010

Larry Crawford	133,333	(3)	466,667	600,000	$0.22	9/30/2015
	266,667	(3)	933,333	1,200,000	$0.25	9/30/2015

Barbara Kane-Burke	200,000	(4)		200,000	$0.41	4/172010
	100,000	(4)		100,000	$0.40	1/14/2010
	200,000	(4)		200,000	$0.30	2/27/2015
Grant Ogata	581,250	(5)	581,250	1,162,500	$0.15	2/5/2016
		(6)	250,000	250,000	$0.52
		(7)	515,464	515,464	$0.225	2/27/2015

(1)	Options to Mr. Logvinov vest 50% on date of grant and the remaining 50% vest in the year following date of grant.
(2)	Options granted to Mr. Logvinov were fully vested on the date of grant May 24, 2008
(3)
Options granted to Mr. Crawford in accordance with the terms of his three year employment. The grant of 600,000 options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains deferred and owing to Mr. Crawford.

(4)	Options to Ms. Kane-Burke became 100% vested in accordance with the terms of her severance agreement with the Company.
(5)	Options to Mr. Ogata vest 50% on date of grant and the remaining 50% vest in the year following date of grant.
(6)	Options to Mr. Ogata which are scheduled to vest in three equal annual amounts beginning on February 6, 2010.
(7)	Options to Mr. Ogata which are scheduled to vest in three equal installments beginning on December 15, 2009.

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

In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15, the closing rice on February 6, 2009, the date of. To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant.

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The amortized value of the cancelled options of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009.

As of May 31, 2009, 19,961,797 options to purchase shares of our Common Stock were outstanding under various option plans. During 2009, including the February 2009 option grants to replace underwater options, we granted 14,642,600 options to purchase shares of our Common Stock to employees, directors and consultants.

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

The maximum number of shares of Common Stock available for issuance under the 2004 Plan, as amended, is 22,500,000 shares. Each plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2004 Plan that expire or terminate will again be available for options to be issued under each Plan.

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

Employment Contracts and Consulting Agreements

Oleg Logvinov - On May 24, 2004, we entered into a three-year employment agreement with Oleg Logvinov, retaining him as President and CEO at an annual salary of $225,000. 24.5% of the salary was deferred until we completed a financing of at least $3 million. The agreement provided for a grant of 1,380,000 options and an initial bonus of $65,473. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest six months prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  The Board increased Mr. Logvinov base salary to $300,000 as of June 1, 2007.  As of August 14, 2009, we have failed to make payments of $658,066 due to Mr. Logvinov for unpaid salary and bonus giving him the right to terminate on short notice.  We are currently negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us. The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Logvinov.

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
Ms. Kane-Burke resigned from the company effective September 15, 2009. Effective with her termination, the Company entered into a severance agreement that provided for accelerated vesting of all her options and extended exercisability of all stock options until their respective expiration dates. Prior to May 31, 2009, Ms. Kane-Burke entered into another agreement with the Company wherein she accepted 200,000 shares of the Company’s common stock and a note for $86,750 bearing interest at 3% in exchange for all monies owed to her.

Larry Crawford- On October 16, 2008, we entered into a three-year employment agreement with Larry Crawford to serve as CFO from October 1, 2008 to September 30, 2011 at an annual salary of $200,000.  1,800,000 options, exercisable at the fair market value of the Company’s Common Stock as of the date of grant vesting monthly over the three year contract and vesting period. Mr. Crawford’s employment agreement also provides that if his employment is terminated following a “change of control,” he will receive severance pay of two years months of base salary, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.  As of August 14, 2009, we have failed to make payments of $161,751 due to Mr. Crawford for unpaid salary and expenses.

Grant Ogata  -. On March 28, 2007, we entered into a two-year employment agreement with Grant Ogata, retaining him as Executive Vice President of Worldwide Operations at an annual salary of $200,000. The agreement provided for a grant of 800,000 options. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest 30 days prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  In addition, the Company would be responsible for Mr. Ogata’s COBRA payments for one year unless he is otherwise covered by health insurance The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Ogata . As of August 14, 2009, we have failed to make payments of $351,643 due to Mr. Ogata for unpaid salary, bonus and expenses, giving him the right to terminate on short notice.

Andreas Typaldos – On May 21, 2004, we entered into a three year consulting agreement with Andreas Typaldos, our Chairman.  The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000.  The agreement also provided for a bonus of 10% of the aggregate consideration received by us or our Stockholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.  In September 2007, we agreed to extend the agreement and the bonus opportunity on a month-to-month basis. As of August 14, 2009, the company owed Mr. Typaldos $390,000 under this agreement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us about the beneficial ownership of our Common Stock, as of May 31, 2009, by each beneficial owner of more than five percent of the Common Stock.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned,  subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos 44 West 77th Street New York, NY	10,092,438 (2)	30.3%

(1)
Based upon 32,738,397 shares of Common Stock outstanding as of May 31, 2009 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a ½ interest; (ii) 4,940,168 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child and (v) 1,075,000 shares held by Mr. Typaldos.  Does not include 10,436,056 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

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

The following table sets forth certain information known to us regarding the beneficial ownership our Common Stock, as of May 31, 2009 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group.  Except as otherwise indicated,  each person has sole voting and investment power with respect to all shares shown as  beneficially  owned,  subject to community  property laws where applicable.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos	10,092,438 (2)	30.3%

Oleg Logvinov	2,130,000 (3)	6.2%

William H. Carson	475,904 (4)	1.4%

Gennaro Vendome	1,345,188 (5)	4.0%

Harris Cohen	300,000 (6)	1.0%

Grant Ogata	587,350(7)	1.8%

Larry Crawford	510,000(8)	1.5%

All executive officers and directors as a group (7 persons)	15,440,880 (9)	41.4%

(1)
Andreas Typaldos- Based upon 32,738,397 shares of Common Stock outstanding as of May 31, 2009 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Andreas Typaldos-Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a ½ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child.  Does not include 5,754,956 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

(3)	Oleg Logvinov-Includes 250,000 shares of stock, and 1,880,000 vested options exercisable within 60 days of May 31, 2009.

(4)
Bill Carson-Includes 185,904 shares, 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 120,000 shares which may be acquired within 60 days of May 31, 2009 upon the exercise of outstanding options.

(5)
Gennaro Vendome-Includes 675,015 shares, including 100,000 shares held by his wife, Laura and 120,000 shares which may be acquired upon the exercise of outstanding options and 550,173 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a ½ interest.

(6)	Harris Cohen- Includes 100,000 shares and 200,000 shares that be acquired upon the exercise of certain warrants held by Mr. Cohen.

(7)	Grant Ogata-Includes 6,100 shares and vested options to purchase 581,350 common shares.

(8)	Larry Crawford- Includes 10,000 shares owned my Mr. Crawford and 500,000 shares that may be acquired within 60 days of May 31, 2009. ,

(9)
Includes a total of 4,528,973 shares which may be obtained by the named executive officers and directors or person whose ownership is attributed to them upon the exercise of outstanding options and warrants and conversion of outstanding convertible securities.  See Notes (2) through (9)

Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities.  In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where  applicable, the persons or entities named in the table above have sole voting and investment  power with respect to all shares of the Common Stock indicated as beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Name & Relationship	Date Issued	Principal Amount	Interest Added to Principal	Long Term Warrants1	Short Term Warrants
Cargo Holdings LLC, a limited liability company, owned equally by the wife of Andreas Typaldos and Genarro Verdone, another director	3/31/2006	$500,000.00	$38,260.83	276,816	235,294

Andreas Typaldos, our chairman	6/30/2006 5/30/2007	$360,000.002 $70,000.00	$21,985.80 $711.67	199,308 38,754	169,412

Andreas Typaldos Family Limited Partnership, a limited partnership in which our chairman’s wife is sole general partner	6/30/2006 1/8/2007 2/28/2007 5/30/2007 5/31/2007	$413,470.00 $288,000.00 $127,000.00 $380,000.00 $484,106.00	$25,251.36 $7,612.34 $3,356.83 $3,293.33 $2,504.21	170,088 159,447 70,312 210,381 268,018	144,575 135,530 59,765 178,824 227,815

1	As adjusted July, 2007 as a result of anti-dilution provision in the warrants.

2	Issued in satisfaction of unpaid consulting fees.

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

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2008 and 2009 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $68,105 and $ 50,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2008 and 2009 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0 respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2008 and 2009 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $14,700 and $ 7,500, respectively.

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

Arkados Group, Inc. (Registrant)

By:	/s/ Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Larry L Crawford
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: October 14, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 12, 2009	By: /s/ Oleg Logvinov
Oleg Logvinov, President, Chief Executive Officer and a Director

Date: October 12, 2009	By: /s/ Gennaro Vendome
Gennaro Vendome, Director

Date: October 12, 2009	By: /s/ William Carson
William H. Carson, Director

Date: October 12, 2009	By: /s/ Andreas Typaldos
Andreas Typaldos, Chairman

Date: October 12, 2009	By: /s/ Harris Cohen
Harris Cohen, Director