Form 10-Q
period 2009-08-31
ARKADOS GROUP, INC.
filed 2009-11-17
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: August 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 0-27587

ARKADOS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

The number of the registrant’s shares of common stock outstanding was 32,738,397 as of November 17, 2009.

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended August 31, 2009

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	3

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to August 31, 2009) and for the Three Months Ended August 31, 2009 (UNAUDITED)	4

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to August 31, 2009) and for the Three Months Ended August 31, 2008 (UNAUDITED)	5

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T	Controls and Procedures	36
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	37

Item 6.	Exhibits	37

Signatures		38

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

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	31-Aug-09	31-May-09
Assets
Current assets
Cash	$16,662	$10,371
Accounts receivable	102,100	72,815
Inventory	29,819	29,819

Total current assets	148,581	113,005

Equipment, net	34,155	36,181

Deferred financing expenses, net	480,063	533,330

Intangible assets, net	197,657	216,902

Other assets	35,768	56,228

	$896,224	$955,646

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$5,676,796	$4,760,321
Related Party Borrowings	187,700	187,700
Note Payable	247,152	206,802
Current portion convertible debentures and penalties	16,462,541	12,448,967
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	23,511,095	18,540,696

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized 32,738,397 and 32,738,397, respectively, issued and outstanding	3,274	3,274
Additional paid-in capital	22,033,875	21,645,450
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(44,636,020)	(39,271,774)
Total stockholder’s deficiency	(22,614,871)	(17,585,050)
	$896,224	$955,646

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended August 31, 2008	For the Three Months Ended August 31, 2009	Cumulative during the Development Stage (March 24, 2004 to August 31, 2009)
Net Sales	$223,982	$124,400	$2,821,528

Cost of Goods Sold	146,433	123,506	1,843,710

Gross Profit	77,549	894	977,818

Research and Development Expenses	344,312	439,341	9,060,834
General and Administrative Expenses	819,673	660,468	19,253,468

Net Loss From Operations	(1,086,436)	(1,098,915)	(27,336,484)

Other Income (Expenses):

Secured Debt Default Penalty	—	(3,622,083)	(3,622,083)
Interest Expense	(519,807)	(643,250)	(6,241,749)

Net Loss Before Income Taxes	(1,606,243)	(5,364,248)	(37,200,316)

Provision for Income Taxes	—	—	(841,562)

Net Loss	$(1,606,243)	$(5,364,248)	$(36,358,754)

Net loss per share
- Basic and diluted	$(0.06)	$(0.17)

Weighted Average of Common Shares Outstanding
- Basic and diluted	27,866,368	32,858,657

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended August 31, 2008	For the Three Months Ended August 31, 2009	Cumulative During the Development Stage (March 24, 2004 to August 31, 2009)
Cash Flows From Operating Activities

Net Loss	$(1,606,243)	$(5,364,248)	$(36,358,754)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	131,450	240,596	1,733,428
Common stock and warrants issued for services	467,219	395,753	10,267,514
Warrants and beneficial conversion rights with debt	142,130	—	627,716
Debt and Interest penalty	—	3,981,482	4,986,183
Accounts Receivable	(191,052)	(29,285)	(102,100)
Inventory	(44,417)	—	—
Deferred Expenses	101,263	(53,267)	(29,189)
Prepaid and Other assets	(7,612)	20,460	371,776
Deferred Revenue			(82,981)
Related Party Payable	(14,998)	—	(22,916)
Accounts Payable and accrued expenses	312,385	855,150	5,662,076
Net Cash Provided by (Used) in Operating Activities	(709,875)	46,641	(12,947,248)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(5,242)	—	(140,671)
Net Cash Used in Investing Activities	(5,242)	—	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	10,000	—	1,586,726
Note Payable	—	(40,350)	291,452
Contribution of capital	810,038	—	2,042,684
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	(125,000)	—	(469,256)
Issuance (repayment) of Debentures	—	—	9,533,462
Repayment of related party debt	—	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	(695,038)	(40,350)	13,104,296
Net (Decrease) Increase in Cash	(20,079)	6,291	16,383
Cash, beginning of the period	24,280	10,371	279
Cash, end of the period	$4,401	$16,662	$16,662

Supplemental cash flow information
Cash paid for interest	$517	$—
Cash paid for taxes	$2,875	$—
Conversion of accrued interest to debt	$331,551	$—
Conversion of debt to equity	$409,113	$—
Debt discount	$264,111	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended August 31, 2009 and 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC ®  platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Such disclosures were included with the financial statements of the Company at May 31, 2009, and included in its report on Form 10-K.  Such statements should be read in conjunction with the data herein.

The summary consolidated financial information reflects all adjustments, which, in the `opinion of management, are necessary for a fair presentation of the results for the interim  be expected for the year.

As of August 31, 2009, $16,175,594 of secured debt, of which $4,569,838 is held by related parties is in default, as is $1,181,930 principal and interest on unsecured notes.  In addition, as of August 31, 2009, $2,481,724 of salary remains due to our employees and our accounts payable was approximately $1,785,889, of which $1,763,389 was over 90 days.  We are negotiating with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with 83% of the holders of our secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt. If the holders of a material amount of debt do not accept terms of settlement or conversion into equity acceptable to new investors we will not be able to obtain financing and will have to suspend operations.

We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on January 31, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $36 million since inception including a net loss in excess of $7 million for the year ended May 31, 2009 and $5.4 million for the three months ended August 31, 2009.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at August 31, 2009 and May 31, 2009 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

h.
Tax Provision – No tax provision is required at this time since the company expects to be in a tax loss position at year-end May 31, 2010 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

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

On September 9, 2008, the Company was approved for the sale of its 2007 Net Operating Losses of approximately $4,200,000 under the Program in addition to the sale of its Research and Development Tax Credits.  The actual sale and receipt of funds was received in the first half of December 2008

i.
Accounting for Uncertainty in Income Taxes (“FIN 48”) – In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of August 31, 2009.

j.
Stock Options –.  The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $373,521, respectively, in additional compensation expense during the three months ended August 31, 2009.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with SFAS 123, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	August 31, 2009	August 31, 2008
Risk free interest rate	2.57-2.71	2.19 - 2.76%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	64.00 - 99.00%

k.	Recently Issued Accounting Pronouncements

In April 2009, FASB issued guidance in the Financial Instruments Topic of the    Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fairvalue of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of August 31, 2009 other than additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009. The guidance is intended to establish general standards for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 209 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ended August 31, 2009. The adoption of this guidance had no impact on our financial statements as August 31, 2009, other than the additional disclosure.

In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIE’s). The guidance is effective beginning on January 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05) ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities a fair value. ASU 2009-05 is effective for us for the reporting period ending May 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

All other new accounting pronouncements have been deemed not to be relevant.

NOTE 3 – REVENUE RECOGNITION

During the three month periods ended August 31, 2009 and 2008, the Company sold and delivered $47,000 of chips, respectively, to customers.  In addition, during the three month period ended August 31, 2009 and the same period of the prior fiscal year, the Company recognized revenues related to development contracts in the amounts of approximately $124,400 and $177,000 respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

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

2005 6% Convertible Notes - During the period from July 7, 2005 to September 23, 2005, the Company raised $912,500 and $154,000, respectively, of gross proceeds from the private placement of an aggregate of 10.665 units (the “Units”) each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the “6% Notes”) and 14,286 detached warrants (the “Warrants”) to purchase a like number of shares of the Company’s common stock, for $0.35 per share.  The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes.  In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. Both the $0.35 and $0.65 Warrants have a “net exercise” provision that permits the holder to convert the Warrants into shares of the Company’s common stock.  The 6% Notes (1), when issued were due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution’s business; (3) are convertible, subject to certain conditions and at two different price levels ($1.125 and $1.575 for a period of twenty trading days following the bid price of common stock closing above $1.50 and $2.50, respectively, for a period of five consecutive trading days), into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

On July 6, 2007, the Company reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Notes to extend the due date of the Notes to June 30, 2008. In exchange for the amendment, the Company agreed to issue approximately 188,200 three year warrants to purchase shares of the Company’s common stock for $0.85 per share and lowered conversion prices in the Notes to $0.85.  In connection with the amendments, the Company retained entered into a Solicitation Agreement with Trident Partners, Ltd., who served as placement agent for the Notes in 2005, to solicit the consent of Note holders that were their customers.  Under the Solicitation Agreement, the Company paid Trident $25,000 and issued Trident 137,656 Warrants for their successful efforts.

A deferred expense was recorded in the amount of $56,481 for the 325,856 warrants for the extension of the debentures.  The amortization recorded was $13,927 and has been recorded as interest expense for the quarter ended August 31, 2008.

On July 9, 2008, the Company reached an agreement with the holders of more than the requisite of the outstanding $1,066,500 principal amount of 6% Notes (the “Notes”) due June 30, 2008 to extend the due date of the 6% Notes to June 30, 2009.  In exchange for the amendment, the Company agreed to exchange approximately 876,100 shares of common stock, pro rata, for notes in the original principal amount of $313,214.  The debt was converted at $0.35 versus $0.85 in the original agreement.

During the quarter ended August 31, 2009, interest expense of $ 142,130 was recognized to account for the additional shares that issued at the lower conversion price.

Related Party Borrowings - Through December 19, 2005, the Company borrowed $253,075 from three directors and one stockholder.  These advances were due on demand with interest at the annual rate of 6% and $225,000 was paid on January 10, 2006.  See subsequent event for conversion of the remaining balance into shares of the Company’s common stock with the holders.

The Company did not pay the $999,733 principal and interest due on the 6% when due on June 30, 2009 and, accordingly the 6% Notes accrue interest at the penalty rate of 12% per annum from the date of default. The Company has discussed forbearance or conversion with Trident, who was the placement agent for the sales of the 6% Notes to investors and who has twice served as Solicitation Agent in obtaining an extension of the 6% and while neither Trident or any of the holders of the 6% have agreed to any extension or conversion, none of them have taken any judicial collection action.

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

From March 1, 2008 through August 31, 2009, the Company borrowed $187,700 from two directors.  These advances were due on demand with interest at the annual rate of 6%.

6% Secured Debentures - On December 19, 2005, the Company borrowed $267,900 from one of the accredited investors that ultimately purchased 6% secured convertible debentures (the “6% Secured Debentures”) in the December 28, 2005 financing.  The loan was made on an unsecured basis, was due on demand and was forgiven in exchange for $267,900 of

6% secured convertible debenture due December 28, 2008 (the “6% Secured Debentures”). On December 28, 2005, the Company issued $2.0 million aggregate principal amount authorized $3.5 million 6% secured convertible debenture due December 28, 2008 (the “6% Secured Debentures”) to three institutional investors. The 6% Secured Debentures had, at the time they were issued, a term of three years and were to mature on December 28, 2008, pay interest at the rate of 6% per annum, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2006, and are secured by a grant of a security interest into substantially all of the Company’s assets.

The 6% Secured Debentures were, at the time they were issued convertible at any time at the option of the holder into shares of the Company’s common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If after the effective date of the registration statement we agreed to file under the Securities Act (the “Registration”), the closing price for the Company’s common stock exceeds $1.70 for any 20 consecutive trading days, then the Company may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures.  As a result of later amendments to facilitate equity financing in July 2008, principal and accrued and unpaid interest on one third of the outstanding principal amount of 6% Secured Convertible Debentures ($2,845,815), and related warrants were exchanged for identical securities, except that the conversion and exercise prices of the newly issued securities is $0.25 rather than $0.85. The terms of the conversion rights also contain certain dilution provisions.

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

During the quarter ended February 28, 2008, a deferred expense was recorded in the amount of $774,789 for the extension of the expiration date of the warrants to December 28, 2012.  The amortization recorded was $51,653 and has been recorded as interest expense for the quarter ended August 31, 2008.

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

As of August 31, 2009, there was a total of $16,175,594 in principal amount, including interest on the Secured Debentures converted to debt totaling $1,095,099, an interest penalty of $1,364,100, a default penalty of $3,622,083 and 9,328,494 warrants outstanding.

The Company failed to pay the interest and principal and interest due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance and the interest rate increased to 18%.

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

Included in accrued expenses and other liabilities as of August 31, 2009 is unpaid accrued payroll of $2,481,724 (which includes approximately 12 months of payroll for non-executive employees in the amount of $1,087,392 and approximately twenty four months of unpaid executive payroll in the amount of $1,394,332), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $25,000 due to executive officers.

Related Party Activities - As of August 31, 2009, the Company has reported a related party payable in the amount of $187,700 which represents funds that were advanced to the Company by one of the Directors of the Company.

In aggregate, $4,569,838 of the $16,175,594 of the principal and interest due on the 18% Secured Debentures is due to related parties.

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

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted SFAS 123R “Accounting for Stock-Based Compensation” (“SFAS 123”).

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	19,961,797	$0.27
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2009	19,961,797	$0.27

Information, at date of issuance, regarding stock option grants during the period ended August 31, 2009 is summarized as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Fair Value
Period ended August 31, 2009
Exercise price exceeds market price	—		$—	$—
Exercise price equals market price	—	$		$—
Exercise price is less than market price	—		$—	$—

No stock option grants were made during the quarter ended August 31, 2009

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $ 341,751 of compensation for options vested / earned in the three month period ended August 31, 2009 for employees.   No options were granted during the three month period ended August 31, 2009. Outstanding stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	11,735,004	$0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2009	11,735,004	$0.63

Information, at date of issuance, regarding warrant grants during the period ended August 31, 2009.

	Shares	Weighted- Average Exercise		Weighted- Average Fair Value
Period ended August 31, 2009
Exercise price exceeds market price	—		$—	$—
Exercise price equals market price	—	$		$—
Exercise price is less than market price	—		$—	$—

No warrants were issued during the quarter ended August 31, 2009.

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

NOTE 8 – SUBSEQUENT EVENTS

The Company has authorized the issue and sale of 6% Subordinated Notes due January 31, 2010 in the aggregate principal amount of not more than $1,000,000. As of November 12, 2009, the Company has received working capital funding and issued Subordinated Notes totaling $234,350. Of this total amount received through November 12, 2009, $40,350 was received during the quarter ended August 31, 2009.

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

Our SoC solutions are specifically designed for the powerline communication market.  They are driven by function-specific blocks that allow simultaneous execution of complex operations, such as transmission of data over power lines and MPEG audio decoding and playback. Our SoCs support most major peripheral connection protocols, including USB, Ethernet, Infrared, I 2 S, and a number of specialized and general purpose interfaces. This support enables connectivity to a variety of playback, display and content creation devices including cameras, PCs, televisions and car and home audio systems.

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

Smart-Grid Initiative

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

Excellent User Experience

We believe our solutions create easy-to-install and easy-to-use products since connectivity occurs through the existing electrical outlets and electrical wires. For the end user, products that use Arkados solutions connect to each other by simply plugging in, while also being reliable and secure.

Volume Semiconductor Sales

We have experienced the beginning of semiconductor sales.  Most of our current revenue has come from design and development agreements, but we expect that such agreements will lead to volume semiconductor orders, but we cannot assure you that they will. We are targeting the sale of our powerline connectivity products to a broad range of communications, computing and consumer electronics ODMs/OEMs, but we have not yet derived significant product revenue from these customers, partly due to the lengthy process of developing and producing finished products.

Technology

Arkados is committed to building standards based solutions.  Currently, Arkados SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. Our planned HomePlug ®  AV based AI-2100 SoC, which is being developed and manufactured under an agreement with STMicroelectronics, is designed be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Draft Standard. The chip also designed to offer support for the Inter System Communication Protocol (ISP) as defined by the IEEE P1901 Working Group.

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

Coupled with software to create full turnkey solutions for its customers, the Arkados AI-1100 has already received a number of design wins, and is the engine behind the creation of reasonably-priced multi-room audio and video distribution products for the retail consumer market. Products coming to market soon will feature iPod ®  docking stations and powered speakers that can be placed anywhere in the home, with no additional wiring needed.

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

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include nearly 70 industry-leading companies. HomePlug Sponsor companies include Cisco; Comcast; GE Energy., part of General Electric Co.; Gigle Semiconductor, Intellon (which entered into an Agreement and Plan of Merger with Atheros Communications, Inc. in September, 2009), Motorola; NEC Electronics, and SPiCOM Technologies. Besides Arkados, contributor members include Corporate Systems Engineering; Renesas; Texas Instruments; and YiTran Communications.

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

Arkados and Freescale Semiconductor, Inc. announced a plan to bring a versatile “Whole-House Audio In a Box™” platform to market using Arkados’ HomePlug ®  based multimedia streaming technology, and Freescale’s Synkro wireless communications technology.

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

Manufacturing

We currently use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process and package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses. Our efforts to develop multiple sources of supply have been hindered by our lack of adequate working capital

In connection with the development of our next generation chip, we have entered into a development agreement with STMicroelectronics.  The agreement allows Arkados to complete the design and manufacturing of without making the costly investment of taping out a new chip. STMicroelectronics is contributing to the investment for the development and manufacturing for the Arkados-designed chip.  The new chips will be sold by STMicroelectronics, under its own branding, and by Arkados as the next generation ArkTIC ®  chip.

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

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of November 12, 2009, 12 of our 16 employees are dedicated to research and development.  Research and development expenditures were $2,069,179, $1,987,313, and $1,920,898 in the years ended May 31, 2009, 2008 and 2007, respectively.

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

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance    specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Coppergate (which has entered an agreement to be acquired by Sigma Designs in October 2009), Gigle Semiconductor, Intellon Corporation (which entered into an Agreement and Plan of Merger with Atheros Communications, Inc. in September, 2009), Maxim Integrated Products Inc., and SPiDCOM .  DS2 and Panasonic build ICs that are incompatible with the HomePlug standard.

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

Results of Operations

We have not had significant revenue from operations since inception and, as of August 31, 2009, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

We require additional funding to finance inventory, support operations for the expansion of our research and development efforts, and the expansion of our management team and sales and marketing organization. In March, 2007, we acquired the assets of Aster Wireless, Inc., retained four of the engineering staff as employees and one person as a consultant, which significantly added to our engineering capability and skill sets.  The acquisition has added approximately $45,000 of monthly operating expenses and no material revenue.

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

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2009 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Results of Operations

For The Three Months Ended August 31, 2009

During the three month period ended August 31, 2009, we had total revenue of $124,400 compared to $223,982 for the same period in 2008.  $124,400 of revenue was related to development agreements with three customers.  As of August 31, 2009, there was approximately $0 in backlog.  Total operating expenses for the three month period ended August 31, 2009 were $1,098,915 compared to total operating expenses for the same period in 2008 of $1,164,000.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.  As a result of the increase in outstanding debt and charges related to beneficial conversions related out debentures, our interest expense decreased during the three month period from $520,000 in 2008 to $643,250 in 2009.

The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 and additional penalty interest at 18% per annum in the amount of $359,399.

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

At August 31, 2009, we had $16,662 in cash and negative working capital of $23.4 million, compared to $10,000 in cash and negative working capital of $18 million at May 31, 2009. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 6% convertible debentures.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of August 31, 2009, $16,175,594 of secured debt, of which $4,569,838 is held by related parties is in default, as is $1,181,930 principal and interest on unsecured notes.  In addition, as of August 31, 2009, $2,481,724 of salary remains due to our employees and our accounts payable was approximately $1,785,889, of which $1,763,389 was over 90 days.

            We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with the holders of approximately 83% of the outstanding amount of secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.

                 We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  In the absence of financing and debtrestructuring, our operations are severely constrained and we may have to suspend operations altogether. In addition, unless the terms of financing and restructuring is acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code. Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital. If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding will jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers. Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on January 31, 2010.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2009.

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2009. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2009.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended August 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of May 31, 2009. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of May 31, 2009, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of May 31, 2009, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The consolidated financial statements as of and for the period ended August 31, 2009 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There has been no material change in any of the matter set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2009 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

We are and may be subject to litigation from our general creditors for amounts past due for materials and services. Individually, such claims do not exceed $139,000 (the amount deemed to require disclosure in response to this item), but since as of August 31, 2009, $2,481,724 of salary remains due to our employees and our accounts payable was approximately $1,785,889, of which $1,763,389 was over 90 days old, such suits may total more than such amount at any given time. We evaluate each case on what we believe is its merits and respond by either offering settlement, offering to settle for the issuance of shares of our common stock, or raise counterclaims or defenses to the action, as we deem appropriate.

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

Dated: November 17, 2009	ARKADOS GROUP, INC.

	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By:	/s/ Larry L Crawford
Larry L Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)