Form 10-Q
period 2009-11-30
ARKADOS GROUP, INC.
filed 2009-12-23
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: November 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 0-27587

ARKADOS GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

220 Old New Brunswick Road, Piscataway, NJ  08854
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

The number of the registrant’s shares of common stock outstanding was 32,738,397 as of December 23, 2009.

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended November 30, 2009

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009	4

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to November 30, 2009) and for the Three and Six Months Ended November 30, 2009 and 2008 (UNAUDITED)	5

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to November 30, 2009) and for the Six Months Ended November 30, 2009 and 2008 (UNAUDITED)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T	Controls and Procedures	28
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 6.	Exhibits	29

Signatures		30

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	30-Nov-09	31-May-09
Assets
Current assets
Cash	$40	$10,371
Accounts receivable	—	72,815
Inventory	—	29,819

Total current assets	40	113,005

Equipment, net	32,129	36,181

Deferred financing expenses, net	414,751	533,330

Intangible assets, net	178,411	216,902

Other assets	35,768	56,228

	$661,099	$955,646

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$7,264,835	$4,760,321
Related Party Borrowings	187,700	187,700
Note Payable	489,952	206,802
Current portion convertible debentures and penalties	16,111,224	12,448,967
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	24,990,617	18,540,696

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized 32,738,397 and 32,738,397, respectively, issued and outstanding	3,274	3,274
Additional paid-in capital	22,375,656	21,645,450
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(46,692,448)	(39,271,774)
Total stockholder’s deficiency	(24,329,518)	(17,585,050)
	$661,099	$955,646

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended November 30, 2008	For the Three Months Ended November 30, 2009	For the Six Months Ended November 30, 2008	For the Six Months Ended November 30, 2009	Cumulative during the Development Stage (March 24, 2004 to November 30,2009)
Net Sales	$160,443	$2,500	$384,425	$126,006	$2,948,428

Cost of Goods Sold	129,137	2,500	275,570	126,900	1,969,716

Gross Profit	31,306	—	108,855	894	978,712

Research and Development Expenses	343,417	919,637	687,729	1,358,978	10,419,813
General and Administrative Expenses	795,965	318,480	1,615,638	978,948	20,232,416

Net Loss From Operations	(1,108,076)	(1,238,118)	(2,194,512)	(2,337,033)	(29,673,517)

Other Income (Expenses):

Secured Debt Default Penalty				(3,622,083)	(3,622,083)
Interest Expense	(433,492)	(818,310)	(953,299)	(1,461,560)	(7,060,749)

Net Loss Before Income Taxes	(1,541,568)	(2,056,428)	(3,147,811)	(7,420,676)	(40,356,349

Provision for Income Taxes					(841,562)

Net Loss	$(1,541,568)	$(2,056,428)	$(3,147,811)	$(7,420,676)	$(39,514,787)

Net Loss per share
- Basic and diluted	$(0.05)	$(0.06)	$(0.11)	$(0.23)

Weighted Average of Common Shares Outstanding
- Basic and diluted	30,963,928	32,738,697	29,193,894	32,738,697

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended November 30, 2008	For the Six Months Ended November 30, 2009	Cumulative During the Development Stage (March 24, 2004 to November 30, 2009)
Cash Flows From Operating Activities

Net Loss	$(3,147,811)	$(7,420,676)	$(38,415,182)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	311,111	305,013	1,797,845
Common stock and warrants issued for services	761,120	737,534	10,609,295
Warrants and beneficial conversion rights with debt	142,130	—	627,716
Debt and Interest penalty	—	3,981,482	4,986,183
Accounts Receivable	(98,891)	(131,385)	(204,200)
Inventory	(31,138)	(29,819)	(59,008)
Deferred Expenses	189,423	(118,579)	306,464
Prepaid and Other assets	48,035	20,460	(82,981)
Deferred Revenue
Related Party Payable	(23,717)	—	(22,916)
Accounts Payable and accrued expenses	1,017,113	2,443,189	7,250,120
Net Cash Provided by (Used) in Operating Activities	(832,624)	(212,781)	(13,206,664)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(5,242)	—	(140,671)
Net Cash Used in Investing Activities	(5,242)	—	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	10,000	—	1,586,726
Note Payable	122,015	202,450	534,252
Contribution of capital	810,038	—	2,042,684
Exercise of stock options	—	—	1,756
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	(125,000)	—	(469,256)
Issuance (repayment) of Debentures	—	—	9,533,462
Repayment of related party debt	—	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	817,053	202,450	13,347,096
Net (Decrease) Increase in Cash	(20,813)	(10,331)	(239)
Cash, beginning of the period	24,280	10,371	279
Cash, end of the period	$3,666	$40	$40

Supplemental cash flow information
Cash paid for interest	$517	$—
Cash paid for taxes	$2,875	$—
Conversion of accrued interest to debt	$331,551	$—
Conversion of debt to equity	$409,113	$—
Debt discount	$264,111	$35,492

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended November 30, 2009 and 2008
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

The summary consolidated financial information reflects all adjustments, which, in the `opinion of management, are necessary for a fair presentation of the results for the interim  period expected for the year.

As of November 30, 2009, $16,893,526  of secured debt, of which $4,772,572  is held by related parties is in default, as is $1,189,841 principal and interest on unsecured notes.  In addition, as of November 30, 2009, $2,951,853 of salary remains due to our employees and our accounts payable was approximately $1,732,831, of which $1,687,669 was over 90 days.  We are negotiating with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with 83% of the holders of our secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt. If the holders of a material amount of debt do not accept terms of settlement or conversion into equity acceptable to new investors we will not be able to obtain financing and will have to suspend operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $44 million since inception including a net loss in excess of $7 million for the year ended May 31, 2009 and $7.4 million for the six months ended November 30, 2009.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at November 30, 2009 and May 31, 2009 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
Accounting for Uncertainty of Income Taxes (“FIN 48”) – In June 2006, the Company adopted guidance for  the Financial Accounting Standards Board issued Interpretation , Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of November 30, 2009.

j.
Stock Options –.  The Company adopted Guidance for , “Share Based Payments.”  The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying such guidance approximated $683,532, respectively, in additional compensation expense during the six months ended November 30, 2009.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with the guidance for share based payments, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Six Months Ended	For Six Months Ended
	November 30, 2009	November 30, 2008
Risk free interest rate	2.57-2.71	2.19 - 2.76%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	64.00 - 99.00%

k.	Recently Issued Accounting Pronouncements

In April 2009, FASB issued guidance in the Financial Instruments Topic of the   Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of August 31, 2009 other than additional disclosure.

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

In August 2009, the FASB issued guidance for, “Measuring Liabilities at Fair Value” (ASU 2009-05) ASU 2009-05 amends the Fair Value Measurements and Disclosures Topic of the FASB Accounting Standards Codification by providing additional guidance clarifying the measurement of liabilities a fair value. ASU 2009-05 was effective for us for the reporting period ending May 31, 2009. We do not expect the adoption of ASU 2009-05 to have an impact on our financial statements.

All other new accounting pronouncements have been deemed not to be relevant.

NOTE 3 – REVENUE RECOGNITION

During the three and six month periods ended November 30, 2009 and 2008 and the same periods of the prior fiscal year, the Company sold and delivered $0 and $0 of chips and 63,948 and $10,216, respectively, to customers.  In addition, during the three and six month period ended November 30, 2009 and the same period of the prior fiscal year, the Company recognized revenues related to development contracts in the amounts of approximately $2500 and $126,900 and $ 96,495 and 274,209, respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

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

From March 1, 2008 through November 30, 2009, the Company borrowed $197,700 from two directors.  $187,700 of these advances were due on demand with interest at the annual rate of 6%. $10,000 is due on January 31, 2010 and is at an interest rate of 8% per annum.

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

The Company reviewed the accounting for registration rights terms relating to the shares of common stock issuable upon the conversion and exercise, respectively, of the 6% Secured Convertible Debentures and related warrants under the FASB guidance. The Company granted demand registration rights to the purchasers of the 6% Secured Debentures which requires the Company to file an initial registration statement under the Securities Act 45 days following demand made by the holders of 60% of the securities eligible for registration under the agreement.  Under the registration rights agreement, the Company incurs a penalty if it fails to file such a registration statement within 45 day following such a demand or if the SEC had not declared the registration effective 90 days after filing.  The holders of the 6% Secured Debentures have not demanded registration.  The Company believes it can comply with a demand for registration in a timely manner and therefore no accrual for possible penalties under the registration rights agreement has been made.

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

·
waiver of defaults which could have occurred as a result of the Company failing to make an interest payment of approximately $230,000 on January 1, 2008 until the earlier of an equity financing or March 3, 2008;

·
deferral of any request on the part of the holders of the 6% Secured Debentures, to require the filing of a registration statement under the Securities Act within 45 days of the request until April 15, 2008;

·	waiver of pre-emptive rights with respect to the equity financing; and

·
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

As of August 31, 2009, there was a total of $16,893,526 in principal amount, including interest on the Secured Debentures converted to debt totaling $1,095,099, an interest penalty of $1,842,721, a default penalty of $3,622,083 and 9,328,494 warrants outstanding.

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

Included in accrued expenses and other liabilities as of November 30, 2009 is unpaid accrued payroll of $2,951,853 (which includes approximately 12 months of payroll for non-executive employees in the amount of $1,346,367 and approximately twenty four months of unpaid executive payroll in the amount of $1,540,153 and an unpaid bonus of $65,333 due to the Company’s CEO since December 2005) and unpaid expense reimbursement of approximately $25,000 due to executive officers.

Related Party Activities - As of November 30, 2009, the Company has reported a related party payable in the amount of $197,700 which represents funds that were advanced to the Company by one of the Directors of the Company.

In aggregate, $4,772,572 of the $16,893,526 of the principal and interest due on the 18% Secured Debentures is due to related parties.

NOTE 6 – BRIDGE FINANCING NOTES

The Company has authorized the issue and sale of 8% Subordinated Notes due January 31, 2010 in the aggregate       principal amount of not more than $1,000,000. As of November 30, 2009, the Company has received working capital funding and issued Subordinated Notes totaling $261,850. Of this total amount received through November 30, 2009, $40,350 and $221,500 was received during the quarter ended and six month period ended November 30, 2009, respectively.  $10,000 of this bridge financing was from a related party and is included in Related Party Payables on our Balance Sheet at November 30, 2009. The remaining $211,500 is included in Notes Payable on our Balance Sheet at November 30, 2009.

NOTE 7 – PAYROLL LIABILITIES

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

NOTE 8 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants as extension fees in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 9 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted Guidance for “Accounting for Stock-Based Compensation”. Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	19,961,797	$0.27
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2009	19,961,797	$0.27

Information, at date of issuance, regarding stock option grants during the period ended November 30, 2009 is summarized as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Fair Value
Period ended November 30,2009
Exercise price exceeds market price	—		$—	$—
Exercise price equals market price	—	$		$—
Exercise price is less than market price	—		$—	$—

No stock option grants were made during the six months period ended November 30, 2009

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $683,563 of compensation for options vested / earned in the six month period ended November 30, 2009 for employees.   No options were granted during the six month period ended November 30, 2009. Outstanding stock options and warrants are exercisable for three to ten years from the grant date.
The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	11,735,004	$0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2009	11,735,004	$0.63

Information, at date of issuance, regarding warrant grants during the period ended November 30, 2009.

	Shares	Weighted- Average Exercise		Weighted- Average Fair Value
Period ended November 30,, 2009
Exercise price exceeds market price	—		$—	$—
Exercise price equals market price	—	$		$—
Exercise price is less than market price	—		$—	$—

No warrants were issued during the quarter ended November 30, 2009.

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

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of November 30, 2009, 12 of our 16 employees are dedicated to research and development.  Research and development expenditures were $2,069,179, $1,987,313, and $1,920,898 in the years ended May 31, 2009, 2008 and 2007, respectively.

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

Results of Operations

We have not had significant revenue from operations since inception and, as of November 30, 2009, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

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

Results of Operations

For The Three Months Ended November 30, 2009

During the three month period ended November 30, 2009, we had total revenue of $2500 compared to $160,443 for the same period in 2009.  $2500 of revenue was related to development agreements with one customer.  As of November 30, 2009, there was approximately $0 in backlog.  Total operating expenses for the three month period ended November 30, 2009 were $1,238,118 compared to total operating expenses for the same period in fiscal 2009 of $1,139,382.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.

The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended  August 31 and the six month period November 30, 2009 in the amounts of $359,399 and $838,020,  respectively.

For The Six Months Ended November 30, 2009

                 During the six month period ended November 30, 2009, we had total revenue of $126,900, compared to $384,425 for the same period in fiscal 2009. $126,900 of revenue in the six months ended November 30, 200 was related to development agreement s with three customers as compared with $274,209 of development revenue in the same period ended November 30, 2008 from five customers. Total operating expenses for the six month period ended November 30, 2009 were $2,337,926  compared to total operating expeses for the same period in fiscal 2009 totaling $2,303,367. The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended  August 31 and the six month period November 30, 2009 in the amounts of $359,399 and $838,020,  respectively.

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

At November 30, 2009, we had $40 in cash and negative working capital of $25 million, compared to $10,000 in cash and negative working capital of $18 million at May 31, 2009. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 18% convertible debentures.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of November 30, 2009, $16,893,526 of secured debt, of which $4,772,572  is held by related parties is in default, as is $1,189,853 principal and interest on unsecured notes.  In addition, as of November 30, 2009, 2009, $2,951,853 of salary remains due to our employees and our accounts payable was approximately $1,732,836 of which $1,687,669 was over 90 days.

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

Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. The accounting guidance for stock based compensation is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of its stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. The guidance requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 30, 2009. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2009.

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

The consolidated financial statements as of and for the period ended November 30, 2009 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There has been no material change in any of the matter set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2009 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

We are and may be subject to litigation from our general creditors for amounts past due for materials and services. Individually, such claims do not exceed $139,000 (the amount deemed to require disclosure in response to this item), but since as of November 30, 2009, $2,951,853 of salary remains due to our employees and our accounts payable was approximately $1,732,836 of which $1,687,669 was over 90 days old, such suits may total more than such amount at any given time. We evaluate each case on what we believe is its merits and respond by either offering settlement, offering to settle for the issuance of shares of our common stock, or raise counterclaims or defenses to the action, as we deem appropriate.

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

Dated: December 23, 2009	ARKADOS GROUP, INC.

	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

	By:	/s/ Larry L Crawford
Larry L Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)