Form 10-Q
period 2010-02-28
ARKADOS GROUP, INC.
filed 2010-04-02
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  February 28, 2010

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

The number of the registrant’s shares of common stock outstanding was 32,738,397 as of  April 2, 2010.

Arkados Group, Inc.

Quarterly Report on Form 10-Q

Quarter Ended February 28, 2010

Table of Contents

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of February 28, 2010 (unaudited) and May 31, 2009	4

	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to February 28, 2010) and for the Three and Nine Months Ended February 28, 2010 and 2009 (UNAUDITED)	5

	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to February 28, 2010) and for the Nine Months Ended February 28, 2010 and 2009 (UNAUDITED)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4T	Controls and Procedures	29
PART II—OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		31

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)
	28-Feb-10	31-May-09
Assets
Current assets

Cash	$533	$10,371
Accounts receivable	7,792	72,815
Inventory	-	29,819

Total current assets	8,325	113,005
Equipment, net	30,181	36,181
Deferred financing expenses, net	349,439	533,330
Intangible assets, net	159,165	216,902
Other assets	35,768	56,228

	$582,878	$955,646

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$8,588,490	$4,821,646
Related Party Borrowings	247,700	187,700
Notes Payable	659,952	206,802
Current portion convertible debentures and penalties	16,119,306	12,448,967
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	26,552,354	18,602,021

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized 32,738,397 and 32,738,397, respectively, issued and outstanding	3,274	3,274
Additional paid-in capital	22,714,187	21,638,124
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(48,670,937)	(39,271,774)
Total stockholder’s deficiency	(25,969,476)	(17,646,375)
	$582,878	$955,646

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended 28-Feb-09	For the Three Months Ended 28-Feb-10	For the Nine Months Ended 28-Feb-09	For the Nine Months Ended 28-Feb-10	Cumulative during the Development Stage (March 24, 2004 to February 28,2010)
Net Sales	$198,900	$46,346	$583,325	$173,246	$2,870,374
Cost of Goods Sold	197,638	46,346	473,207	172,352	1,892,556
Gross Profit	1,262	-	110,117	894	977,818
Research and Development Expenses	412,392	671,241	1,100,121	2,030,220	10,651,7140
General and Administrative Expenses	1,399,298	471,637	3,014,936	1,450,585	20,043,586

Net Loss From Operations	(1,810,428)	(1,142,879)	(4,004,939)	(3,479,911)	(29,717,481)

Other Income (Expenses):

Secured Debt Default Penalty
Interest Expense	(384,645)	(835,609)	(1,337,944)	(5,919,253)	(11,517,752
Net Loss Before Income Taxes	(2,195,073)	(1,978,489)	(5,342,883)	(9,399,165)	(41,235,233)
Benefit for Income Taxes	(441,413)	-	(441,413)	-	(841,562)
Net Loss	$(1,753,660)	$(1,978,489)	$(4,901,470)	$(9,399,165)	$(40,393,671)

Net Loss per share - Basic and diluted	$(0.06)	$(0.06)	$(0.17)	$(0.29)

Weighted Average of Common Shares Outstanding

- Basic and diluted	31,341,162	32,738,697	29,647,141	32,738,697

 The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended 28-Feb-09	For the Nine Months Ended 28-Feb-10		Cumulative During the Development Stage (March 24, 2004 to February 28, 2010)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,901,471)		$(9,399,165)	$(40,393,671)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	442,975		63,737	1,556,569
Share Based Compensation Expense	1,629,514		1,076,065	10,947,820
Warrants and beneficial conversion rights with debt	142,130			627,716
Debt and Interest Penalty			3,670,339	4,675,040
(Increase ) decrease) in:
Accounts Receivable	(122,427)		65,023	(7,792)
Inventory	(31,138)		29,819	630
Deferred Expenses	277,583		183,891	608,933
Prepaid and Other Assets:	48,123		20,460	(82,981)
Increase (decrease) in:
Payroll Taxes and Related Penalties and Interest	---		---	(22,916)
Related Party Payable	(23,717)		---	---
Accounts Payable and Accrued Expenses	1,717,300		3,766,844	8,573,775
Net Cash Provided used in Operating Activities	(821,128)		(522,987)	(13,516,877)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of capital expenditures and Patents	(5,242)		---	(140,671)
Net Cash Used in Investing Activities	(5,242)		---	(140,671)
CASH PROVIDED BY FINANCING ACTIVITIES
Loan payable - related party	10,000		---	1,586,726
Note Payable	107,250		513,150	844,952
Contribution of capital	810,038		---	1,232,646
Exercise of stock options	---		---	1,756
Proceeds from convertible debt	---		---	1,876,588
Repayment of debt	(125,000)		---	(469,256)
Issuance of Debentures	---		---	9,533,411
Repayment of related party debt	---		---	(949,027)
Net Cash Provided by in Financing Activities	802,288		513,150	13,657,796
NET (DECREASE) INCREASE IN CASH	(24,082)		(9,838)	248
Cash, beginning of the period	24,480		10,371	285
Cash, end of the period	$398		$533	$533

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1480	$	---

Conversion of accrued interest to debt	$673,049	$	---

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended February 28, 2010 and 2009
(Unaudited)

NOTE 1 -  DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC® platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  Arkados is a founding member of the HomePlug Powerline Alliance, “HomePlug” an independent trade organization which has developed global specifications for high-speed powerline communications, and a founding member of the IEEE P1901 Working Group operating under the umbrella of the IEEE Standards Association (IEEE-SA), a major contributor to the world's leading professional association for the advancement of technology Institute of Electrical and Electronics Engineers (IEEE), the world’s leading professional association for the advancement of technology.

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

As of February 28, 2010, $17,626,658 of secured debt, of which $4,979,689  is held by related parties is in default, as is $1,739,166  principal and interest on unsecured notes.  In addition, as of February 28, 2010, $3,362,528 of salary remains due to our employees and our accounts payable was approximately $1,737,245, of which $1,684,210 was over 90 days.  In February, 2010, we entered into agreements with the holders of the secured debt giving us until March 31, 2010 to conclude financing and debt restructuring transactions without the threat of such holders taking action to enforce their rights under the instruments defining the secured debt and, related transaction documents granting the holders of such debt  a security interest in substantially all of our property and under law.  The agreements expired on March 31, 2010.  We are negotiating with the holders of each class of debt to  extend or fashion  forbearance agreements that will run to April 30, 2010, and compromises or conversion of  outstanding debt into equity to facilitate raising additional investor capital.  We are attempting to reach an agreement with the holders of  our secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance (or all) of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt. If the holders of a material amount of debt do not accept terms of settlement or conversion into equity acceptable to new investors we will not be able to obtain financing and will have to suspend operations or seek protection under the Bankruptcy Code.

We have also received indications of interest from potential private investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on March 31, 2010.  The Company is presently working with the note holders to extend the due date until April 30, 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $40.4 million since inception including a net loss in excess of $6.7 million for the year ended May 31, 2009 and $9.4 million for the nine months ended February 28th, 2010.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at February 28th, 2010 and May 31, 2009 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments.  The Company can not estimate the fair value of the remaining outstanding payroll taxes penalties and interest recorded in connection with the merger, or its’ long term debt, as a result of the undercapitalized nature of the Company..

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

g.
Loss Per Share – Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.  Vested stock options totaling 16,235,562 and vested  warrants  totaling 11,735,004 have not been included since there is a net loss and the effect of including these options and warrants would be anti-dilutive.

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
Accounting for Uncertainty of Income Taxes (“FIN 48”) – In June 2006, the Company adopted guidance for the Financial Accounting Standards Board issued Interpretation , Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of February 28, 2010.

j.
Stock Options –.  The Company adopted Guidance for, “Share Based Payments.”  The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying such guidance approximated $1, 022,063, respectively, in additional compensation expense during the nine months ended February 28, 2010.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with the guidance for share based payments, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Nine Months Ended	For Nine Months Ended
	February28, 2010	February 28, 2009
Risk free interest rate	2.57-2.71	1.94-2.76%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	64.00 - 194.00%

k.	Recently Issued Accounting Pronouncements

In April 2009, FASB issued guidance in the Financial Instruments Topic of the Codification on interim disclosures about fair value of financial instruments. The guidance requires disclosures about the fair value of financial instruments for both interim reporting periods, as well as annual reporting periods. The guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The adoption of this guidance had no impact on our financial statements as of February 28, 2010 other than additional disclosure.

The FASB issued guidance in the Subsequent Events Topic of the Codification in May 2009. The guidance is intended to establish general standards for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The guidance is effective for interim or annual financial periods ending after June 15, 209 and is required to be adopted prospectively. We adopted this guidance effective for the quarter ended August 31, 2009. The adoption of this guidance had no impact on our financial statements as February 28, 2010, other than the additional disclosure.

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

NOTE 3 – REVENUE RECOGNITION

During the three and nine month periods ended February 28, 2010 and 2009 and the same periods of the prior fiscal year, the Company sold and delivered $0 and $0 of chips and $0 and $35,115, respectively, to customers.  In addition, during the three and nine month period ended February 28, 2010 and the same period of the prior fiscal year, the Company recognized revenues related to development contracts in the amounts of approximately $46,346 and $173,246 and $ 163,765 and $583,325 respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

Note  4  -  ACCRUED EXPENSES AND OTHER LIABILITIES

As of February 28, 2010 and May 31, 2009, accrued expenses and other liabilities consist of the following approximate amounts:

	Nine Months Ended February 28, 2010	Year Ended May 31, 2009
Accounts Payable	$1,737,245	$1,743,289
Accrued Compensation	4,106,241	2,389,805
Accrued Interest Payable	2,554,235	489,212
Liabilities Assumed under Merger agreement	34,673	34,673
Accrued Other	156,096	164,667

	$8,588,490	$4,821,646

NOTE 5 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

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

As of February 28, 2010, there was a total of $17,626,658 in principal and interest due on the Secured Debentures, including an interest penalty of $1,842,721, a default penalty of $3,622,083 and 9,328,494 warrants outstanding. The interest and default penalties resulted from the Company’s failure to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance and the interest rate increased from 6% to 18%.

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

Included in accrued expenses and other liabilities as of February 28, 2010 is unpaid accrued payroll of $3,362,528 (which includes approximately seventeen months of payroll for non-executive employees in the amount of $1,545,505 and approximately twenty five months of unpaid executive payroll in the amount of $1,751,690 and an unpaid bonus of $65,333 due to the Company’s CEO since December 2005) and unpaid expense reimbursement of approximately $35,000 due to executive officers.

Related Party Activities - As of February 28, 2010, the Company has reported a related party payable in the amount of $247,700 which represents funds that were advanced to the Company by two of the Directors of the Company.

In aggregate, $4,979,689 of the $17,626,658 of principal and interest due on the 18% Secured Debentures is due to related parties.

NOTE 6 – PAYROLL LIABILITIES

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

NOTE 7 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants as extension fees in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 8 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted Guidance for “Accounting for Stock-Based Compensation”. Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	19,961,797	$0.27
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 28, 2010	19,961,797	$0.27

Information, at date of issuance, regarding stock option grants during the period ended February 28, 2010 is summarized as follows:

	Shares	Weighted- Average Exercise Price		Weighted- Average Fair Value
Period ended February 28, 2010
Exercise price exceeds market price	—		$—	$—
Exercise price equals market price	—	$		$—
Exercise price is less than market price	—		$—	$—

No stock option grants were made during the six months period ended February 28, 2010.

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $1,022,063 of compensation for options vested / earned in the nine month period ended February 28, 2010 for employees.  No options were granted during the nine month period ended February 28, 2010. Outstanding stock options and warrants are exercisable for three to ten years from the grant date. The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2009	11,735,004	$0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 28, 2010	11,735,004	$0.63

Information, at date of issuance, regarding warrant grants during the period ended February 28, 2010.

	Shares	Weighted- Average Exercise	Weighted- Average Fair Value
Period ended February 28, 2010
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	$—	$—
Exercise price is less than market price	—	$—	$—

No warrants were issued during the quarter ended February 28, 2010.

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

NOTE 9 –  SUBSEQUENT EVENTS

The Company borrowed the sum of $60,000 from Cooper Barrons, a private investment firm, in December, 2009.  Cooper Barrons is controlled by Harris Cohen, a director of the Company.  The original loan was due on demand.  On March 29, 2010, Cooper Barrons agreed to accept a promissory note in the principal amount of $60,000 from the Company to represent the loan.  The note is due with interest at the rate of 8% per annum on April 30, 2010, or on the earlier occurrence of a default, as defined in the note.  In the event of default, penalty interest will be due on the note at the rate of $100 per day and the note provides for certain mandatory pre-payments of principal in the event the Company receives financing or cash revenue from its operations in excess of budgeted monthly operating critical expenses.  Payment of principal and interest is subordinated to the obligation to the holders of the Company’s outstanding Debentures.  The Board of Directors of the Company determined that the terms of the note are no more favorable to Cooper Barrons that that which could have been obtained from an unaffiliated lender.  A copy of the note is filed as Exhibit 10.1 to this report.

On March 29, 2010, the Board of Directors approved the payment of consulting fees to Harris Cohen in the amount of $7,000 for the period from December 1, 2009 to January 31, 2010 and continuing fees of $3,000 per month for his service as the sole member of a committee of independent directors to make recommendations to the board concerning matters relating to the outstanding Debentures.  The Board granted additional compensation to Mr. Cohen in the form of a agreement to issue a  five- year warrant on the successful debt restructuring, financing and possible recapitalization of the Company to purchase 150,000 shares of the Company’s common equity (as constituted after such transactions) for $0.05 per share.  A copy of the Board consent relating to this transaction is filed as Exhibit 10.2 to this report.

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

●           Customizable firmware and software.

Our firmware, which is sold as a bundled solution with our SoCs, includes a real-time operating system and a set of application-specific modules that support a wide range of functions including Web-based management, audio distribution, traffic classifications, etc. Our software platform includes a comprehensive suite of components, such as device link libraries and drivers, tools, sample code and documentation to create applications that would allow a wide range of networking devices and networked multimedia appliances.

●           Targeted, high-performance SoCs.

Our SoC solutions are specifically designed for the powerline communication market.  They are driven by function-specific blocks that allow simultaneous execution of complex operations, such as transmission of data over power lines and MPEG audio decoding and playback. Our SoCs support most major peripheral connection protocols, including USB, Ethernet, Infrared, I2S, and a number of specialized and general purpose interfaces. This support enables connectivity to a variety of playback, display and content-creation devices including cameras, PCs, televisions and car and home audio systems.

Arkados solutions have been shown in a number of public venues, including the 2008/2009/2010 International Consumer Electronics Show, Computex 2009, CeBIT 2009, CEDIA Expo 2009, Electronic House Expo 2009, and other conferences. The Company’s prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, Checkolite, Corporate Systems Engineering, devolo AG, Freescale, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top tier brands in the market place. Tatung’s service provider business has used the Arkados chip in WiMAX-to-Powerline demonstrations. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

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

Technology

Arkados is committed to building standards-based solutions.  Currently, Arkados SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards. Our planned HomePlug® AV based AI-2100 SoC, which is being developed and manufactured under an agreement with STMicroelectronics, is designed be interoperable with many established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, HomePlug GP (“Green PHY”), and the recently confirmed IEEE 1901 Draft Standard. The chip also designed to offer support for the Inter System Communication Protocol (ISP) as defined by the IEEE P1901 Working Group.

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

The promise of sending high-speed digital communications over common power lines is now being realized, and Arkados’ products serve several large and growing markets: retail consumer electronic products, whole-house audio installations, smart-grid utility company applications, broadband-over-powerline internet access, and the distribution of internet-based services.

The Arkados AI-1100 is the first HomePlug 1.0 compliant system-on-chip targeted for the retail consumer electronics market.

Coupled with software to create full turnkey solutions for its customers, the Arkados AI-1100 has already received a number of design wins, and is the engine behind the creation of reasonably-priced multi-room audio and video distribution products for the retail consumer market. Products in the market now feature iPod® docking stations and powered speakers that can be placed anywhere in the home, with no additional wiring needed.

As a subset of this market, the whole-house audio market category has been particularly active. Arkados’ solutions offer a way to create both retail and custom audio systems with features and functionality heretofore available only in multi-thousand dollar custom audio installations.  Arkados’ customers include Devolo AG, Checkolite, IOGEAR, Gigafast, Nuvo, Russound, Tatung, and Zinwell.

Two customers in particular, Russound and Nuvo have begun marketing campaigns for their whole-house systems that use the Arkados chips and software. Both systems have won major industry awards from CEDIA, CePRO, and CES. Russound selected the AI-1100 for use in its iBridge Power Dock, and Russound’s Collage Powerline Media and Intercom System system is currently shipping, and in the hands of custom installers..

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

Services

An additional immediate potential market for the Arkados platform is for subscription music services. Arkados software and chips enable the distribution of Internet music services (e.g., Rhapsody, Yahoo! Music, AOL Music, Shoutcast services).  The Company is actively working on reference designs and business strategies to address this rapidly developing market. Russound’s Collage system already offers a feature that connects to Rhapsody music service.

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

Arkados’ Standards-based Solutions

Arkados’ solutions are designed to directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel inside a home, to the home, and on the smart grid. We believe that this shift creates demand for new products, and new products will require new types of advanced semiconductors that incorporate digital technologies, supporting such functions as communication, application processing, and media rendering.

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

Standards are important for a number of reasons, but especially when both consumers and service providers or utility companies may be installing different pieces of the ecosystem. This is the case within the powerline communications and smart grid industries. Wireless standards, for example, have brought about a ubiquitous, interoperable and affordable standard for portable data communication, which resulted in greatly accelerated market growth.

Members of the Arkados team participated in the creation of the HomePlug Powerline Alliance, an independent industry association.  The Alliance’s mission is to enable and promote rapid availability, adoption and implementation of cost effective, interoperable and standards-based home powerline networks and products.  Formed in 2000, the Alliance developed the HomePlug 1.0 specification that unified product vendors in support of a single powerline solution for home networking. In 2008, the technology of the HomePlug 1.0 specification was adopted by the Telecommunication Industry Association as TIA-1113 standard. In 2005, the Alliance ratified HomePlug AV specification that enables 200Mbps class communication over power lines. In March 2010, the IEEE (the world’s leading standards-setting body) announced that the draft IEEE P1901 Broadband over Power Line (BPL) standard, which contains HomePlug AV technology, entered the final stage before it is an official IEEE standard. Arkados HomePlug AV chips will be interoperable with the IEEE 1901 standard.

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

Arkados is a Contributing Member of the HomePlug alliance. Members of the Arkados team hold leadership positions in the Alliance and in several HomePlug working groups. Oleg Logvinov, our president and CEO, serves as the Chief Strategy Officer of the HomePlug Alliance. Mr. Logvinov is also a past president of the Alliance, having been succeeded by Matthew Theall of Intel. Additionally, Jim Reeber, our Director of Marketing has served as Chair of the Worldwide Marketing Working Group since 2003; Grant Ogata, our Executive Vice President of Worldwide Operations, has served as the Chairman of HomePlug Command and Control Working Group and was instrumental in spearheading the alliance’s efforts to develop a specification for a low-cost command and control technology in his role as the working group chair. Jim Allen, our Vice President of Standardization and Advance Planning, is the chair of the HomePlug Smart Energy Technical Working Group.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include over 70 industry-leading companies. HomePlug Sponsor companies include Atheros, Cisco; Comcast; Duke Energy, GE Energy, part of General Electric Co.; Gigle Networks; Motorola; NEC Electronics; and SPiDCOM Technologies. Besides Arkados, contributor members include Corporate Systems Engineering; Renesas; Texas Instruments; and YiTran Communications.

Arkados is also a member of the IEEE P1901 working group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications. Jim Allen was recently elected to serve as Vice Chair of the Working Group. Mr. Logvinov was recently elected to serve as a member of IEEE SA Standards Board.

Working with the HomePlug Powerline Alliance, the Arkados team has contributed to the development of a number of specifications that were contributed to standards organizations, such as the Telecommunications Industry Association.

Strategic Relationships

Fiscal 2009 brought a number of significant announcements that solidified our relationships with STMicroelectronics, and Tatung. Each of these relationships allows Arkados to bring value to our customers.

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

Arkados’ relationship with Tatung, the $7B global ODM, constitutes a one-stop shop for the industry’s technology and manufacturing needs for distributing digital content in homes. Together, the companies deliver complete product solutions to consumer product manufacturers. Tatung has used Arkados chips to publically demonstrate products that combine HomePlug® powerline communications, WiMAX technologies, and fully connected solutions (including Smart Meters and In-home Displays) that bridge Smart Energy, Internet connectivity, and connected consumer electronics.

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

In connection with the development of our next generation chip, we have entered into a development agreement with STMicroelectronics.  The agreement allows Arkados to complete the design and manufacturing of without making the costly investment of taping out a new chip. STMicroelectronics is contributing to the investment for the development and manufacturing for the Arkados-designed chip.  The new chips will be sold by ST Microelectronics, under its own branding, and by Arkados as the next generation ArkTIC® chip.

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

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of February 2, 2010, 12 of our 16 employees are dedicated to research and development.  Research and development expenditures were $2,069,179, $1,987,313, and $1,920,898 in the years ended May 31, 2009, 2008 and 2007, respectively.

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

We rely on trade secret, patent, copyright, and trademark laws to protect our intellectual property in our products and technology. We intend to continue this practice in the future. In addition to our issued U.S. patents, we have multiple pending U.S. patent applications, and various corresponding international patents and applications.

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

We have registered trademarks for Arkados® and ArkTIC® and the Arkados logo. We have other trademark applications pending: Direct to Speaker™ and Whole House Audio in a Box™.

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

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance   specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Atheros Communications, Inc. (who recently acquired HomePlug chipmaker Intellon Corporation), Gigle Networks, Maxim Integrated Products Inc., Sigma Designs (who recently acquired Coppergate, a company that previously acquired a team of HomePlug technology specialists from Conexant) and SPiDCOM Technologies.  DS2 and Panasonic build powerline ICs that are incompatible with the HomePlug standard.

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

In network and media processors, its competitors include Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp.

Results of Operations

We have not had significant revenue from operations since inception and, as of February 28, 2010, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

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

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2009 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended February 28, 2010  to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Results of Operations

For The Three Months Ended February 28, 2010

During the three month period ended February 28, 2010, we had total revenue of $46,346 compared to $198,900 for the same period in 2009. As of February 28, 2010, there was approximately $0 in backlog.  Total operating expenses for the three month period ended February 28, 2010 were $1,142,879 compared to total operating expenses for the same period in fiscal 2009 of $1,811,691.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.

We failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance, which the Company recognized as a default penalty of $3,622,083 in the quarter ended August 31, 2009, and interest increased from the rate of  6% to the penalty rate of at 18% per annum for the quarter ended  February 28, 2010 and the nine month period February 28, 2010. Aggregate interest fot the three and month periods on Secured Debentures was of $733,133 and $1,990,890,  respectively.

For The Nine Months Ended February 28, 2010

During the nine month period ended February 28, 2010, we had total revenue of $173,246, compared to $583,325 for the same period in fiscal 2009. $173,246 of revenue in the nine months ended February 28, 2010 was related to development agreement s with two customers as compared with $583,325 of development revenue in the same period ended February 29, 2009 from six customers. Total operating expenses for the nine month period ended February 28, 2010 were $3,480,806 compared to total operating expenses for the same period in fiscal 2009 totaling $4,115,057. The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended August 31, 2009 and the nine month period February 28th, 2010 in the amounts of $359,399 and $1,990,890,  respectively.

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

At February 28, 2010, we had $533 in cash and negative working capital of $26.5 million, compared to $10,000 in cash and negative working capital of $18 million at May 31, 2009. Working capital reflects the short-term maturities of all of the secured 18% convertible debentures.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of February 28, 2010, $17,568,857 of secured debt, of which $ 4,963,359  is held by related parties is in default, as is $1,201,555 principal and interest on unsecured notes.  In addition, as of February 28, 2010, $3,362,528 of salary remains due to our employees and of our accounts payable balance of approximately $1, 737,245, $1,684,210  was over 90 days.

We are attempting to reach an agreement with the holders of  our secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance (or all) of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt. If the holders of a material amount of debt do not accept terms of settlement or conversion into equity acceptable to new investors we will not be able to obtain financing and will have to suspend operations or seek protection under the Bankruptcy Code.

We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  In the absence of financing and debt restructuring, our operations are severely constrained and we may have to suspend operations altogether. In addition, unless the terms of financing and restructuring is acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code. Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital. If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding will jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers. Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  Most of  the bridge notes were due with interest at the annual rate of 8% on March 31, 2010 and a small portion was due January 31, 2010.  We are seeking extension agreements from the holders of all of the bridge notes to extend the due date to April 30, 2010..

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2010

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

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as ofFebruary 28, 2010. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of February 28, 2010.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended February 28, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The consolidated financial statements as of and for the period ended February 28, 2010 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2009 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

As of February 28, 2010, $3,362,528 of compensation and reimbursements for expenses is due to our employees and our accounts payable was approximately $1,737,860 of which $1,679,249 was over 90 days old  Accordingly, some of our general creditors have commenced actions and many may initiate litigation to collect past due amounts for materials and services. While individual actions may involve more than 10% of our current assets of $8,325 as of February 28, 2010, the aggregate amount of the claims do not exceed the amounts we have recorded as current liabilities.   We evaluate each case on what we believe is its merits and respond by either offering to pay less than the amount owed, offering to settle for the issuance of shares of our common stock, or raise counterclaims or defenses to the action, as we deem appropriate.

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

Item 5.    Other Information.

We borrowed the sum of $60,000 from Cooper Barrons, a private investment firm, in December, 2009.  Cooper Barrons is controlled by Harris Cohen, a director of the Company.  The original loan was due on demand.  On March 29, 2010, Cooper Barrons agreed to accept a promissory note in the principal amount of $60,000 from us to represent the loan.  The note is due with interest at the rate of 8% per annum on April 30, 2010, or on the earlier occurrence of a default, as defined in the note.  In the event of default, penalty interest will be due on the note at the rate of $100 per day and the note provides for certain mandatory pre-payments of principal in the event we receive in financing or cash revenue from operations in excess of budgeted monthly operating critical expenses.  Payment of principal and interest is subordinated to the obligation to the holders of our outstanding Debentures.  Our Board of Birectors determined that the terms of the note are no more favorable to Cooper Barrons that that which could have been obtained from an unaffiliated lender. A copy of the note is filed as Exhibit 10.1 to this report.

On March 29, 2010, the Board of Directors approved the payment of consulting fees to Harris Cohen in the amount of $7,000 for the period from December 1, 2009 to January 31, 2010 and continuing fees of $3,000 per month for his service as the sole member of a committee of independent directors to make recommendations to the board concerning matters relating to the outstanding Debentures.  The board granted additional compensation to Mr. Cohen in the form of a agreement to issue a  five- year warrant on the successful debt restructuring, financing and possible recapitalization of the Company to purchase 150,000 shares of the Company’s common equity (as constituted after such transactions) for $0.05 per share.  A copy of the Board consent relating to this transaction is filed as Exhibit 10.2 to this report.

Item 6.    Exhibits.

(a) Exhibits.

10.1	Senior Subordinated Note due April 30, 2010.

10.2	Consent of the Board of Directors dated March 29, 20101

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

_____________________

1 Relates to compensation of directors.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2010	ARKADOS GROUP, INC.

	By:	/s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

	By:	/s/ Larry L Crawford
Larry L Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)