Form 10-K
period 2010-05-31
ARKADOS GROUP, INC.
filed 2010-09-14
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

220 Old New Brunswick Road, Piscataway, NJ	08854
(Address of principal executive offices)	Zip code

Issuer’s telephone number: (732) 465-9300

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☐

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).  (Check one):

Large accelerated filer ☐ Non-Accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark wether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Class	Outstanding at September 13, 2010
[Common Stock, $0.0001 par value per share]	34,966,761shares

ARKADOS GROUP, INC.
FISCAL 2009 FORM 10-K

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

We are principally engaged in developing and marketing technology and solutions that enable standard electrical wires to carry digital information, such as broadband communication, multimedia, smart energy and smart grid data, and networking. We conduct these activities principally through Arkados, Inc., which is a wholly owned subsidiary. In September 2006, we changed our corporate name from CDKnet.com, Inc., to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary. Our Arkados subsidiary is a member of the HomePlug Powerline Alliance, an independent trade organization which has developed global specifications for high-speed powerline communications, and the Institute of Electrical and Electronics Engineers (IEEE), the world's leading professional association for the advancement of technology, and the Smart Grid Interoperability Panel, formed to provide input to NIST (National Institute of Standards and Technology) in coordinating, accelerating and harmonizing standards development for the Smart Grid.

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

By combining our system-on-chip (SoC) semiconductors with software and hardware platform designs, our solutions address diverse target markets in a number of growing market categories. Our turnkey solutions are designed to be used inside products for both consumers and industry. For example, consumer products (such as the Arkados-powered whole-house audio systems from Russound and NuVo Technologies currently being sold to consumers) can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions.

We have operated as a  “fabless” semiconductor company, meaning we design semiconductors without the capital requirements of owning and operating a fabrication facility; Arkados semiconductors are made from our designs by independent fabricators.  We offer our customers complete hardware and software design solutions that allow them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of May 31, 2010, $18,426,377 of secured debt, of which $5,205,617 is held by related parties is in default, as is $1,043,748 in principal and interest on unsecured notes due June 29, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary remains due to our employees and our accounts payable was approximately $1,959.636 of which $1,656,244 was over 90 days.

As of August 31, 2010, $19,226,097 of secured debt, of which $5,431,544 is held by related parties, is in default, as is $1,043,748 in principle and interest on unsecured notes due June 29, 2009. In addition, $4,284,967 of salary remains due to our employees and our accounts payable was approximately $2,000,000, of which $1,920,000 was over 90 days.

We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital and are exploring restructuring alternatives including selling assets and refocusing Arkados’ business in the powerline networking space.  We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the restructuring of our debt can be completed and financing can be obtained for the continuing business.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the debt can be restructured and the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on December 1, 2010, however it is unlikely that such note would be paid as the amount of our secured debt outstanding to which the bridge notes are subordinated, far exceeds the fair value of our assets.

Recent Announcements

Despite the extraordinary challenges of our financial position, Fiscal 2010 brought a number of significant announcements which relate to our relationships with STMicroelectronics and Tatung. Also, Arkados customers Russound and NuVo Technologies made announcements of products based on our chip.

In October 2008, we announced an agreement with STMicroelectronics to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). Planned for availability in 2010, the world’s first HomePlug AV SoC to be interoperable with three established powerline standards (TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Standard) is designed to power applications ranging from simple Ethernet-to-powerline bridges to full-featured products as wide ranging as HDTV distribution, digital set-top boxes, IPTV, whole-house audio, networked digital picture frames, surveillance systems, and also industrial and commercial applications, especially targeting the Smart Grid and Green Energy segments. STMicroelectronics, with its significant experience in developing and marketing powerline communications solutions, is largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market. Both Arkados and STMicroelectronics participated in the HomePlug alliance exhibit at this year’s Consumer Electronics Show (January 2010).

In August 2008, we announced a relationship with the $7B global Original Design Manufacturer (ODM) Tatung. The collaborative relationship between Tatung and Arkados constitutes a one-stop shop for the industry’s technology and manufacturing needs for distributing digital content in homes. Together, the companies deliver complete product solutions to consumer product manufacturers – from audio input/output devices, to integrated speakers, to control units, to smart grid and smart meter products. By coupling Tatung’s product design and manufacturing with the Arkados technology platform, the companies can deliver turnkey products to brand-name manufacturers. In June 2009, we announced how we have built on this relationship by demonstrating the capability to connect Smart Grid applications and in-home consumer applications over one network. The demonstration at Computex featured Tatung's smart meter connected to an Electricity Control Center via a WiMAX network, and a number of in-home entertainment applications connected via an Arkados powered HomePlug powerline network. In January at the 2010 Consumer Electronics Show, both Arkados and Tatung participated in the exhibit of the HomePlug Powerline Alliance to display a number of smart grid devices that are based on Arkados’ technology platform. Devices residing on the HomePlug network enable home video surveillance, control of electricity usage, and home entertainment.

Arkados has been recognized through awards given to the products of our customers:

•	Checkolite International received a “CES Best of the Best” award from G4 Television for a system that combines whole-house audio with lighting control
•	Russound’s Collage and NuVo’s Renovia systems were each recognized as Honorees in the 2009 CES Innovations awards.
•
Both the NuVo and Russound systems were displayed at the 2009 Electronic House Expo (EHX) and were singled out by CE Pro magazine in a list of Ten Products to Watch for in 2009. Both companies are now shipping products and have begun significant marketing campaigns.

The recognition of our customers’ products follows a major award received by Arkados in January 2008 from G4 Television. The Arkados HomePlug system-on-chip and software solution won the award on the strength of its embedded solution powering the IOGEAR Powerline Stereo Audio System which creates whole-house music at a fraction of the cost of dedicated installed systems. The IOGEAR product is now on sale and has received very positive reviews, including a 4-star rating from About.com that called the product “a giant step forward in multiroom audio.”1

Russound’s Collage Powerline Media and Intercom System has received significant positive reviews from Home Entertainment magazine2, Home Theater magazine3, and CePro magazine4 which said, “It’s not often that something lives up to the hype this industry tends to create for products but, in the case of the Collage, I think Russound’s enthusiasm for the product is founded in reality.” The Collage system was also named as one of the Top 15 products by E-Gear magazine5 (February 2010) alongside products from LG, Yamaha, Steinway-Lyngdorf, Marantz, and Toshiba.

Dependence on Financing Activities

Although we have started to generate revenue during the past three years, we continue to be dependent on outside sources of financing to continue the development of our semiconductors and software, and to further support sales. During fiscal 2008, we completed a series of debt financings in the aggregate principal amount of $855,000; we also issued notes in the amount of $125,000 which were converted into equity in August 2008.  Andreas Typaldos, our Chairman and one other Director loaned the Company $177,700.  From June 1, 2008 to May 31, 2009, we received advances from related parties of approximately $649,000 which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties. All aspects of the business are challenged by the lack of funding and in the event we are unable to adequately fund our operations and restructure our existing debt, we will have to suspend operations.

We have sought and will continue to seek various sources of financing but there are no binding commitments from anyone to provide us with financing. In addition, there is $18,426,377 in principal and interest amount of 6% Secured Convertible Debentures due June 28, 2009 (initially due December 28, 2008) issued during the period from December 2004 to August 31, 2008 outstanding, which has been an impediment to obtaining equity financing.   The documents were amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect, which is triggered by future financing at an effective price lower than the conversion and warrant exercise price.

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

We have been negotiating for an infusion of equity capital, restructuring of our secured and unsecured debt, as well as exploring restructuring alternatives that include a sale of assets and refocusing our niche in the powerline networking space.  Although there can be no assurance that the forbearance, financing, sale of assets or restructuring of our debt or business can be achieved, nor are there any binding agreements in any of the areas that have been reached, we continue to work closely with representatives of the holders of the Debentures to maintain the company as an ongoing business, which includes preserving our current operations and relationships with existing customers, partners and suppliers.

As of July 6, 2009 , $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2009 were also in default by reason on non-payment. Under the terms of the Notes, the interest rate increases to 12% during the period the Notes are in default and the holders are entitled to the costs of collection. We plan to discuss forbearance or extension of the due dates of the Notes, as well as conversion of the Notes into equity with the holders and their representatives, as part of our restructuring, but there can be no assurance that any such agreement can be reached.

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

Technology

Arkados is committed to building standards-based solutions.  Currently, Arkados SoCs are based on the specifications developed by the HomePlug Powerline Alliance and TIA-1113 standards (these SoCs are used inside products being shipped by Russound

1 ©2009 by Gary Altunian (http://stereos.about.com/od/reviewsandrecommendations/fr/Powerline.htm).  Used with permission of About, Inc. which can be found online at www.about.com.  All rights reserved.

2 Complete article: http://www.hemagazine.com/Russound+Collage?page=0%2C0

3 Complete article: http://www.hometheatermag.com/wholehousesystems/russound_collage_powerline_media_and_intercom_system/

4 Complete article: http://www.cepro.com/article/hands_on_does_russound_collage_live_up_to_hype/

5 Complete article: http://www.e-gear.com/slideshow/15-best-products#5 and NuVo).  Our planned HomePlug® AV based AI-2100 SoC, which is being developed and manufactured under an agreement with STMicroelectronics, is designed to be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Baseline Standard. The chip also designed to offer support for the Inter PHY Communication Protocol (IPP) as defined by the IEEE P1901 Working Group, and which is scheduled to be included in the upcoming ITU-T G.hn standard.

System-on-Chip Semiconductors

Arkados has a number of design wins that employ our first SoC, the Arkados AI-1100, which we started marketing in Fiscal 2007.  The device supports applications such as whole-house music streaming, whole-house internet access, and can be used in IPTV set-top boxes designed to decode and display standard definition video content -- from sources as varied as surveillance cameras and YouTube -- on regular TVs throughout the home. This turnkey solution features a programmable MAC and an on-chip ARM 9 application processor. Its fully HomePlug 1.0 compliant MAC/PHY and Arkados extensions and software provide increased performance and future proofing. The whole-house audio systems currently shipping from Russound, NuVo and IOGEAR take advantage of these features.

Our next generation SoC, the AI-2100, will be backwards compatible with our current chip and it will feature an enhanced embedded Quality of Service (QoS) engine which supports video flows for low jitter, lip synch and low latency delivery. The chip is being developed and manufactured under an agreement with STMicroelectronics.

Software

In our view, today’s digital products are incomplete without an array of software components that enable both device-to-device communications and robust product features.  We provide our customers with a host of software components that run directly on our chips, further reducing development time.  These software components include application-level features (such as our Direct-to-Speaker™ multi-channel audio synchronization, networking and internet, online gaming, etc.) embedded application support software (audio compression/decompression, internet radio support, GUI support, video drivers, etc.), Quality of Service engine, traffic management, and TCP/IP components. We developed custom software components for NuVo, IOGEAR, and Russound in the whole-house audio systems that these companies are now shipping.

Market Opportunities

Arkados solutions are offered to the following markets:

•	the retail consumer electronics market and the whole-home custom installation market
•	the smart grid market
•	the subscription services market.

The Growing Digital Home: Networked Consumer Electronics

As broadband access to the home is becoming ubiquitous, home networking and connectivity demands for digital home applications continue to grow – extending the internet, and the services that travel on it, to every corner of the house.

The promise of sending digital communications over common power lines is now being realized, and Arkados’ products serve several large and growing markets: retail consumer electronic products, whole-house audio installations, smart-grid utility company applications, broadband-over-powerline internet access, and the distribution of internet-based services. Specifically, Arkados customers Russound and NuVo are shipping audio systems that incorporate Arkados solutions to combine whole-house music with features such as intercom, online access to services such as Rhapsody and Sirius, iPod connectivity, and DLNA-based media discovery and playback from locally networked devices.

The Arkados AI-1100 is the first HomePlug 1.0 compliant system-on-chip targeted for the retail consumer electronics market. Coupled with software to create full turnkey solutions, the Arkados AI-1100 has already received a number of design wins, and is the engine behind the creation of reasonably-priced multi-room audio and video distribution products for the retail consumer market. Products in the market now feature iPod® docking stations and multimedia in-home systems that can be placed anywhere in the home, with no additional wiring needed.

As a subset of this market, the whole-house audio market category has been particularly active. Arkados’ solutions offer a way to create both retail and custom audio systems with features and functionality heretofore available only in multi-thousand dollar custom audio installations.  Arkados’ customers include Checkolite, Devolo AG, IOGEAR, Gigafast, NuVo Technologies, Russound, Tatung, and Zinwell.

Two customers in particular, Russound and Nuvo have begun shipping their whole-house systems that use the Arkados chips and software. Both whole-house audio systems have won major industry awards from CEDIA, CePRO, and CES. Russound selected the AI-1100 chip and Arkados software for use in both its iBridge Power Dock, and its Collage Powerline Media and Intercom System, and NuVo selected Arkados solutions for multiple components of its Renovia system. Both systems are shipping to custom installers worldwide.

These high-end custom audio systems, which address the existing home market (expanding from their primary market target of newly constructed homes), can feature up to 12 separate audio zones and can process a wide range of sources of audio content which can be streamed from any digital or legacy analog source.

Russound is a leading custom multi-room audio distribution system manufacturer that selected the AI-1100 for use in a number of products. Arkados has received initial volume commitments and NREs (Non-Recurring Engineering) valued over $1.2 million from customers in this area, of which over $212,595 has been recognized through May 31, 2010.  Arkados’ chips can also power cameras, video endpoints, and sensors for other installed home systems, such as for surveillance systems.

Smart Energy and Utility Company Applications

Another large potential market for Arkados’ solutions relates to energy conservation, the “green” applications that help utility companies and their customers save both money and energy.  For example, “Smart Grid” applications (Green Energy, demand response, energy efficiency and grid modernization – i.e., reduction of carbon emissions) and home/building automation (such as controlling air conditioner thermostats remotely) represent large and attractive opportunities given today’s surging energy costs. Arkados has registered design wins at MainNet and Corporate Systems Engineering.

Services

An additional immediate potential market for the Arkados platform is for subscription music services. Arkados software and chips enable the distribution of Internet music services (e.g., Rhapsody, Yahoo!Music, AOL Music, Shoutcast services), and Russound’s Collage, with its access to the Rhapsody music service, is the first Arkados-powered solution to implement this feature. The Company is actively working on reference designs and business strategies to address this rapidly developing market.

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

On March 3, 2007 we completed the merger of Arkados Wireless Technologies, Inc., our wholly owned subsidiary (“Merger Sub”) with Aster Wireless, Inc. a Delaware corporation (“Aster”) pursuant to an Agreement and Plan of Merger dated February 13, 2007 by and among Merger Sub and Arkados Group, Inc. In this merger, we acquired synergistic talent and technology which has helped improve the reliability and quality of audio streaming in our current generation chipset and we believe may help deliver our next-generation chips to market more quickly, with richer capabilities. This will translate to a better competitive position in the marketplace.  The technology enhances the reliable distribution of multimedia content, potentially over multiple distribution media, and is designed to be embedded in new consumer electronics products and accessories for audio, video distribution, set-top boxes and other multimedia entertainment appliances.

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

In April 2010, the IEEE (the world’s leading standards-setting body) announced that the P1901 Working Group passed the initial sponsor ballot, paving the way for a global standard for powerline networking. The ballot passed with over 80 percent affirmative votes, demonstrating the overwhelming industry support behind the technology. Arkados HomePlug AV chips will be interoperable with the IEEE 1901 standard.

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

Arkados is a Contributing Member of the HomePlug alliance. Members of the Arkados team were recently elected to several leadership positions in the Alliance. Oleg Logvinov, our president and CEO, currently serves as the Chief Technical Officer of the HomePlug Alliance, and chair of the Standards and Liaison working group. Mr. Logvinov is also a past president of the Alliance, having been succeeded by Matthew Theall of Intel. Additionally, Jim Reeber, our Director of Marketing served as Chair of the

Worldwide Marketing Working Group from 2003 to 2010, and currently remains as Vice Chair of the group; Grant Ogata, our Executive Vice President of Worldwide Operations, has served as the Chairman of HomePlug Command and Control Working Group and was instrumental in spearheading the alliance’s efforts to develop a specification for a low-cost command and control technology. Jim Allen, our Vice President of Standardization and Advance Planning, was re-elected as the chair of the HomePlug Smart Energy Technical Working Group.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that in 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include nearly 70 industry-leading companies. HomePlug Sponsor companies include Atheros, Cisco; Comcast; Duke Energy, GE Energy, part of General Electric Co.; Gigle Networks; Motorola; Renesas; SPiDCOM Technologies; and STMicroelectronics. Besides Arkados, Corporate Systems Engineering is also a Contributor-level member.

Working with the HomePlug Powerline Alliance, the Arkados team has contributed to the development of a number of specifications that were contributed to standards organizations, such as the Telecommunications Industry Association.

Arkados is also a member of the IEEE P1901 working group that is focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications. Jim Allen was recently elected to serve as Vice Chair of the Working Group. Mr. Logvinov was recently elected to serve as a member of IEEE SA Standards Board. Arkados is also a member of IEEE P1901.2 working group focused on Low-Frequency Narrow-Band Power Line Communications and Mr. Logvinov was recently appointed as a Vice Chair of this Working Group.

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

The primary goal of our solutions is to enable our customers’ plan to develop and sell end-user systems. Our customers require a lower Bill of Materials (their cost for manufacturing a product), and better ways to produce a variety of components for end-user systems more quickly. We call our solutions “turnkey” because they enable our customers to create entire product lines without dedicating their resources to long product development cycles, or extensive software design.

Our customers are also aware of our strategy to support a seamless transition to higher-speed technologies as they become available. This promotes long life-span of their development effort, and creates significant re-use of their software components. Our SoC includes a powerful processor that allows applications to be run directly on our chip. Multiple vertical applications can be built by loading different firmware, compared to having to redesign circuitry. This feature can broaden product offerings, and extend the product lifecycle. The Arkados implementation of HomePlug technology offers programmability that enables OEMs to extend the functionality of their products and produce a variety of products from a single design.

In contrast, competitors that do not provide comprehensive platform solutions such as ours may be able to produce a greater variety of customized ICs to more specifically address the particular requirements of an OEM. Solutions which do not include customizable firmware and software like ours may allow OEMs to take advantage of a wider range of third-party developers. While these alternative solutions may be lower in cost for simple data networking devices in comparison to our platform solutions, our solution will be more cost effective and has higher reliability and performance for multi-media networking including distributing audio and video throughout the home and outputting to existing consumer electronic products.

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

We believe that the networked audio markets will continue to represent the largest near-term volume opportunity for networked multimedia appliance and networking device manufacturers. In June 2010, Allied Business Intelligence stated “$10+ billion market is expected by 2015, the result of a 2009-2015 compound annual growth rate of more than 32%”.6 We intend to continue to focus on advancing functionality and promoting our solutions to win designs in this large and growing market. By including these options in our platform, we create a foundation that enables our customers to incorporate new features more quickly.

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

6 Complete article: http://www.abiresearch.com/press/1669-Revenue+from+Networked+Audio+Devices+Expected+to+Top+$10+Billion+in+2015

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

Arkados has a number of design wins that employ our first SoC, the Arkados AI-1100.  The device supports applications such as whole-house music streaming, whole-house internet access, and can be used in IPTV set-top boxes designed to decode and display standard definition video content -- from sources as varied as surveillance cameras and YouTube -- on regular TVs throughout the home. Russound and NuVo are currently shipping products that are based on Arkados chip-and-software solutions.

We have announced that our upcoming HomePlug® AV based AI-2100 SoC will likely be the only chip available that will be interoperable with four established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, IEEE 1901, and HomePlug GreenPHY (HomePlug GP). The upcoming chip will also offer support for the Inter System Communication Protocol (ISP) as defined by the IEEE P1901 Working Group. Our next generation SoC, the AI-2100, will be backwards compatible with our current chip and it will feature an enhanced embedded Quality of Service (QoS) engine which supports video flows for low jitter, lip synch and low latency delivery. The chip is being developed and manufactured under an agreement with STMicroelectronics.

We started marketing our AI-1100 system-on-chip in Fiscal 2007. It is designed to be embedded into various consumer electronics and multimedia networking devices and deliver high-speed Internet/Networking connectivity and multimedia over the power lines in a home. The AI-1100 chip offers a single-chip integration of HomePlug 1.0.1 powerline technology, an ARM 926-JES CPU operating at 160 MHz, dual Ethernet interfaces, an I2S Audio Interface, and a wide variety of other interfaces designed to support connected home applications. Furthermore, the programmable nature of our implementation allows ODMs/OEMs to extend the functionality of these products and HomePlug technology. This is the silicon-and-software solution embedded inside the IOGEAR, Russound, and NuVo systems are currently shipping into the marketplace.

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

We have modularized a core Orthogonal Frequency Division Multiplexing (OFDM) and communication platform to rapidly develop customized solutions appropriate for each powerline market. This enables efficient reuse and repurposing of technology blocks, which can be used to create many specific solutions.

We also provide consulting, software, and applications support, thereby facilitating system integration in an effort to reduce our customers’ time-to-market and our customers’ development costs.

In the in-home networking portion of the market, we expect to deliver solutions for both computer-centric and entertainment-centric applications. Inside our chips, we combine the networking blocks with blocks that are capable of supporting end-user applications for consumer electronics products. Our chips are designed to offer a high degree of programmability and may become an attractive solution for a diverse range of home-networking products that merge traditional consumer electronic functions with network-centric features.

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

In the Smart-Grid and Utility Applications portion of the market, we expect to deliver highly integrated circuits that combine both networking blocks and blocks that are capable of supporting the communications applications that are in demand from service providers and utility companies. This portion includes the “Smart Energy” applications that help utility companies to conserve energy and better manage their network (applications such as Automated Meter Reading, Peak Shaving, and others provide a variety of benefits and cost-saving measures for both grid operators and consumers). Downloadable firmware management capabilities would make this an attractive solution for remote management and service applications.

The Application of Arkados Solutions

Listed below are examples of the products that can be built based on the Arkados semiconductors by ODMs and OEMs. Our customers have already developed some of these products and either have or will be bringing them to market. Whole-house audio products from IOGEAR, NuVo, and Russound are shipping to custom installers worldwide.

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

Sales & Customers

Our solutions are designed to bridge entertainment and internet content to devices around the home, and to bridge between communications technologies, such as WiFi and powerline, Ethernet and powerline, and even to-the-home, in-the-home, and smart grid powerline technologies. We believe the use of digital communications technologies will increase beyond the world of computing, until a large percentage of devices in the home seamlessly connect to some form of digital content or communications. Currently shipping, two systems that use Arkados solutions, Russoud’s Collage and NuVo’s Renovia, are prime examples of these types of connected multimedia systems.

Many of our existing and potential customers are also in a specific marketplace that is being affected by digital convergence and networking technologies. We believe traditional networking companies are moving into traditional consumer electronics areas, while the reverse is happening to consumer electronics companies. Arkados provides platform solutions that allow those companies to enter the new market space with ease and speed.

We recently counted 34 design wins for our chip, and 26 separate products that our customers have publically announced. Arkados and our customers have publicly displayed and announced a wide variety of potential products that include whole-house audio solutions (including music player docking stations, audio bridges, powered speakers, computer drivers for whole-house networked distribution of sound, and internet radio), and whole-house video distribution systems (including Internet-based TV adapters, surveillance systems, and digital picture frames).

Arkados solutions have been shown in a number of public venues, including the 2008/2009/2010 International Consumer Electronics Show, Computex 2009, CeBIT 2009, CEDIA Expo 2009, Electronic House Expo 2009, and other conferences. The Company’s prototypes or products have been publicly announced and/or demonstrated by Analog Devices, Channel Vision, Checkolite, Corporate Systems Engineering, devolo AG, Freescale, GigaFast, GoodWay, IOGEAR, NuVo, Meiloon, PAC Electronics, Russound, Tatung, Zinwell, and Zylux. Many of these companies are suppliers to top-tier brands in the market place. Several of these relationships, among others, have progressed into sales of chips, software development services, and related revenue.

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

Strategic Relationships

Arkados and STMicroelectronics have announced an agreement to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). STMicroelectronics is largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market, and, based on announced product plans of other HomePlug members, we believe this chip will be the only chip available in the near term that will be interoperable with four established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, IEEE 1901, and HomePlug GP. STMicroelectronics will manufacture the chip, and both STMicroelectronics and Arkados will market a version of the device specifically targeted at “bridging” applications such as Ethernet-to-Powerline adapters, or other applications where only a MAC/PHY implementation is needed. Arkados will continue to focus on marketing the chip for more full-featured connected media applications such as whole-house audio, IPTV, and segments of the smart-grid market.

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

In July 2004, Arkados entered into a Silicon Product Development and Product Collaboration Agreement with GDA Technologies, Inc., under which GDA assists Arkados in translating Arkados AI-1100 chip designs into a mask that can be used by a semiconductor foundry to manufacture Arkados-designed integrated circuits in a cost effective manner. We paid GDA $175,000 under the agreement in Fiscal 2007 and will pay GDA 20% of production costs as compensation for production management services. In addition, we issued 150,000 shares of our restricted common stock to GDA for nominal consideration.

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

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of August 13, 2010, ten of our thirteen employees are dedicated to research and development.  Research and development expenses were $2,700,413 and  $2,069,179 in the years ended May 31, 2010 and  2009, respectively, although most of these expenses remain unpaid.

Our 2007 acquisition of Aster Wireless, near Rochester, NY strengthened our intellectual property portfolio and added three R&D employees to those working in New Jersey. Since the acquisition, one member of the group has left the company.  The intellectual property that was developed by Aster has allowed us to introduce new products complementary to our existing product offerings. An example is our offering of a license to an implementation of the 802.15.3b Wireless Multimedia MAC.

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

Patents, Licenses and Trademarks

We have been awarded 13 U.S. Patents (with an additional 2 that have recently been allowed by the USPTO), which we believe is an indicator that we have developed a good understanding regarding key industry developments. We believe our patents not only help us to safeguard our intellectual property, but will help us to position our company as a leader in this space. We believe that some of our recently awarded patents are integral to the implementation of powerline communication networks, which may create value in our company given the global market for this technology and the vast number of potential players in the marketplace.

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

We diligently protect our inventions with US and International patents. Currently, we have been issued 13 patents by the United States Patent & Trademark Office, and have 22 pending applications. We also prosecute our valuable IP on an international basis, and currently have 7 Pending International Applications. [[U R HEER]]

We have registered trademarks for Arkados® and ArkTIC® and the Arkados logo. We have two other trademark applications pending: Direct to Speaker™ and Whole House Audio in a Box™.

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

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance  specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Atheros Communications, Inc., (who recently acquired powerline chip manufacturer Intellon Corporation), Gigle Semiconductor, Maxim Integrated Products Inc., Sigma Designs (who recently acquired phoneline and powerline chip designer Coppergate) and SPiDCOM .  Marvell (recently acquired assets of DS2) and Panasonic build ICs that are incompatible with the HomePlug standard.

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

We planned to develop our sales force to include a network of direct sales regions. We also planned to establish international sales offices and develop relationships with appropriate organizations located worldwide. We expect to supplement our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization has been severely limited and depends, among other things, on the amount of capital available to us.

Our marketing consists of various programs that help create awareness and promote the benefits of our various and the value of our technology to our target industries. Much of the marketing is handled through press releases, website, involvement in trade shows and conferences, working through industry organizations, press interview opportunities, placed articles, newsletters, white papers, and through interpersonal relationships developed through numerous methods. We have at times hired agencies to assist with specialized functions. Our marketing efforts are not only challenged by our inability to finance these activities but by the markets awareness of our precarious financial position.

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

Regulations and their enforcement and interpretation vary between countries. Regulatory change or certification methodologies may require a redesign of products containing our solutions. At its most severe, regulatory changes could terminate the use of products already in the marketplace.

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

As of May 31, 2010, we had no backlog of orders.

Employees

As of May 31, 2010, we had 12, full-time employees, including our CEO, Oleg Logvinov. Nine of our full time employees, including our CEO, are engaged in research, development, engineering with the remainder being divided between marketing and administration.  Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost employees since May 31, 2010 and may continue to lose key employees.  As of May 31, 2010, we have not paid $4,167,522 in compensation to our employees.  We are negotiating with our employees to reach an agreement to pay a portion of past due compensation at the closing of a restructuring and financing ransactions and while we have an agreement in principle with our employees in this regard, there are no binding agreements with employees concerning this arrangement.  Further, since we have no written agreements or firm commitments for financing or debt restructuring, even if we had agreements with employees, we cannot be assured that they will remain in our employ unless financing and debt restructuring occurs.  None of our employees are parties to collective bargaining agreements and, except for our inability to pay our employees in full, we believe our relations with employees are good.

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

Risks Related to Our Financial Condition

Defaults on Secured and Unsecured Debt.

As of May 31, 2010, $18,426,377 of secured debt including interest in the form of 6% secured convertible debentures originally due December 28, 2008 and due June 28, 2009 (the “Secured Debentures”), of which $5,205,617 is held by related parties, outstanding at May 31, 2010 is in default, as is $1,031,651 principal and interest on unsecured notes due June 28, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary remains due to our employees and our accounts payable was approximately $ 1,959,356 , of which $1,656,244 was over 90 days.

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

We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity, potentially sell assets and refocus our business in the power line networking space and thereby facilitate raising additional investor capital. There is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.  We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.    In the absence of financing and debt restructuring, our operation are severely constrained and we may have to suspend operations altogether.  In addition, unless the terms of financing and restructuring is acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code.

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

Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available we will not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

Terms of our outstanding 6% Secured Convertible Debentures originally due December 28, 2008 in default impedes our ability to obtain financing.

We issued $9,283,461 principal amount of 6% Secured Convertible Debentures originally due December 28, 2008 during the period from December 2004 to December 31, 2007.  Due to the capitalization of interest payments and the issuance of additional principal as a penalty as of April 1, 2008 and June 2009, the principal and interest amount of the Debentures outstanding was $18,426,377 as of May 31, 2010 and $19,226,097 as of August 31, 2010. The documents related to these securities, although amended in January 2007 to eliminate the requirement that the holders of 60.1% of the outstanding principal amount consent to our issuance of shares, debt or fixed convertible securities to finance our operations, continue to contain a full “ratchet down” provision which has a dilutive effect which is triggered by future financing at an effective price lower than the conversion and warrant exercise price. While a substantial portion of the net proceeds of the sale of the Debentures was initially used to repay pre-existing debt, all of the proceeds during the fiscal year 2007 and 2008 were used to support Arkados’ operations. There is no assurance that the holders will continue to provide additional funds to us or that future financing will not be impeded by the anti-dilution provisions of the documents. Our ability to continue our operations depends on our ability to obtain financing. If adequate funds are not available on acceptable terms, we may not be able to retain existing and/or attract new employees, support product development and fabrication, take advantage of market opportunities, develop or enhance new products, pursue acquisitions that would complement our existing product offerings or enhance our technical capabilities to develop new products or execute our business strategy.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business will suffer.

Our viability depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Due to the highly competitive nature of the marketplace that we operate in and our financial condition, we have lost two employees during the year ended  May 31, 2010, one employee through August 31, 2010 and we may continue to lose key employees.  We are highly dependent on our management, particularly our CEO, Oleg Logvinov and our Chairman, Andreas Typaldos.  The loss of the services of either of Mr. Logvinov, Mr. Typaldos or other personnel could have a material adverse effect on our operations.  Although Mr. Logvinov is a party to an employment agreement for his services until May 24, 2008, from time to time, our inability to make payments under the agreement may give him the right to terminate his employment with us at any time on short notice.  As of May 31, 2010 we have failed to make payments totaling $946,207, due to Mr. Logvinov, comprised of an unpaid bonus and salar.  We are negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us.  Similarly, Mr. Typaldos provides services to us on a month to month basis under a consulting agreement that expired on May 31, 2007 and there is no assurance that Mr. Typaldos will continue to devote time and attention to our business.  As of May 31, 2010, we owed $3,836,522 of compensation to all officers and other employees, including Mr. Logvinov.  Our failure to satisfy these obligations creates a continuing morale problem, increases the risk of our losing personnel at every level and minimizes our chance to retain additional or replacement staff.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2010 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2011.  Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty

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

The initial and primary customers of our semiconductors are OEMs of devices with uses for connectivity. OEM acceptance of powerline technology will be driven by consumer demand for home connectivity. If consumer demand does not develop as we anticipate, our products will sell slowly, or not at all, and our business will suffer.

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

In addition, we our dire financial situation has limited our ability to acquire inventory in cases where there is a customer demand and we have had to seek customer financing of inventory or other non-traditional financing arrangements, further limiting our ability to sell sufficient volume to benefit from economies of scale.

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

Significant company resources must be dedicated to research and development, production and sales and marketing in order to properly sell solutions into our target markets.  We have and will continue incur substantial product development expenses before generating associated revenues. Customers typically spend two to nine months in testing before volume production of its own products, which incorporate our power line connectivity solution. Sales cycles are lengthy and produce delays between the time we incur expenses for research, development, sales and marketing efforts, and the time that we generate revenue, if any revenue is generated. If we do not generate revenue after we have incurred substantial expenses to develop and market any of our products, our business will suffer.

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

In powerline communications, our principal competitors include Atheros Communications, Inc., (who recently acquired powerline chip manufacturer Intellon Corporation), Maxim, DS2, Panasonic, Gigle Semiconductor, Sigma Designs (who recently acquired Coppergate), and Spidcom. In Network and Media Processors Conexant, Cirrus Logic, Micrel, Texas Instruments, Atmel, and Sharp. Many of our competitors have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have. We also expect intensified competition from emerging companies and from customers who develop their own integrated circuit products. In addition, some of our current and future competitors maintain their own fabrication facilities, which could benefit them in connection with cost, capacity and technical issues.

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

The sale of our solutions requires significant expenditures in research and development to both customize our solutions and roll out our new generation of chips. If we fail to make sufficient expenditures in research and development programs, new technologies and process improvements implemented by our competitors could render our current and planned products obsolete, and our business could be harmed. Substantially all of our operating expenses are related to research and development.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Amendments to Rule 144 effective in February 2008 also substantially reduce holding periods and eliminate burdens such as filing notices sale for non-affiliated holders.  The amendments to the Rule are applicable to the purchasers of securities prior to and following the effective date of the amendments.

Provisions contained in outstanding secured convertible debentures provide holders a greater share in the proceeds of a cash sale or merger than the amount of the outstanding debt.

Certain provisions of the principal amount of the outstanding 6% Secured Debentures require the redemption of such debentures and the warrants issued in connection with the sale of the debentures in the event of a cash sale of our business or cash merger that would give the debenture holders a return substantially greater than the outstanding debt and interest.  Such payments would be made before cash could be distributed either to general creditors or the holders of our common stock.  The sale of these debentures has been the principal source of our working capital since December 2005 and no authorization on the part of our stockholders is require for our continuing to issue these securities.  Although we have sought and continue to seek equity financing to replace the sale of these securities as our primary source of working capital, we have not been able to do so and there is no assurance that we will be able to do so in the future.

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Andreas Typaldos	Chairman of the Board

Oleg Logvinov	President, CEO and a Director

Larry Crawford CrawfoBarbara Kane-Burke1	CFO , VP and Secretary

Grant Ogata	Executive Vice President of Worldwide Operations

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

Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since we merged Miletos into Arkados. Prior to the merger, from February, 2000 to March, 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March, 1998 to February, 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from1996 to 1998, and CEM, Inc from 1991 to 1996. Mr. Logvinov holds a masters degree equivalent in electrical engineering from the Technical University of Ukraine (KPI). He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy.  Oleg Logvinov is the Chief Technical Officer and a past President of the HomePlug Powerline Alliance. Mr. Logvinov was recently elected to serve as a member of IEEE SA Standards Board. He is a frequent industry speaker, representing both the HomePlug alliance and Arkados at conferences around the world.

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

As a result of our poor financial position and lack of financing, we are often behind in our rent which could result in our being evicted from our facilities. While we have been successful in negotiating extensions of the time our landlord’s require us to cure such defaults in the past, there is no assurance that we can continue to obtain such waivers and extensions.

ITEM 3.	LEGAL PROCEEDINGS.

We are and may be subject to litigation from our general creditors for amounts past due for materials and services.  Individually, such claims do not exceed $2,400 (the amount deemed to require disclosure in response to this item), but since as of May 31, 2010, $4,167,522 of salary remains due to our employees and our accounts payable was approximately $1,959,356, of which $1,656,244  was over 90 days old, such suits may total more than such amount at any given time.  We evaluate each case on what we believe is its merits and respond by either offering settlement, offering to settle for the issuance of shares of our common stock, or raise counterclaims or defenses to the action, as we deem appropriate.

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

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “AKDS.OB.”

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2010 and May 31, 2009 which information was provided by NASDAQ Trading and Market Services.

Fiscal Year ended May 31, 2010
	High Bid	Low Bid
Quarter ended:

May 31, 2010	$0.10	$0.10
February 28, 2010	$0.12	$0.08
November 30, 2009	$0.06	$0.06
August 31, 2009	$0.15	$0.08

Fiscal Year ended May 31, 2009
	High Bid	Low Bid
Quarter ended:

May 31, 2009	$0.51	$0.11
February 28, 2009	$0.35	$0.10
November 30, 2008	$0.36	$0.16
August 31, 2008	$0.33	$0.21

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of September 13, 2010, we had 211 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. The terms of the Secured Debentures , of which there was $19,226,097 principal and interest outstanding at August 31, 2010,prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. We currently do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-Q and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	17,150,236	$0.30	3,121,400

Total	17,150,236	$0.30	3,121,400

Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until June 30, 2008 with terms up to 10 years from the dated of grant.  As a result of a reverse stock split the number of shares available for grant was reduced to 60,000.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards.  The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The Plan was later amended in March 2007 and November 2008 to increase this amount to 15,000,000 and 22,500,000, respectively. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan is currently administered by the Compensation Committee of our board of directors.  As of May 31, 2010, there were options to purchase 17,150,236 shares outstanding under the 2004 Plan, as amended, of which 14,002,239 were vested.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended May 31.
	2010	2009	2008		2007		2006
Revenues	295,870	763,040	856,676		131,735		112,094
Operating expenses	4,658,474	5,592,375	5,133,059	2	5,325,180	2	3,591,658
Other income (expense), net	(6,821,032)	(1,725,457)	(2,307,219	) 3	(744,084)		(465,472)
Loss before income taxes	(11,478,230)	(7,203,631)	(6,879,148)		(6,033,075)		(4,025,016)
Net loss applicable to common shareholders		(6,762,218)	(6,478,999	) 4	(6,033,075)		(4,025,016)
Total assets	510,141	955,646	1,390,689		1,424,905		594,987
Long term obligations	—	—	—	5	8,237,061		4,255,789
Cash dividends declared	—	—	—		—		—
Net loss per share basic and diluted	$(0.35)	$(0.22)	$(0.25)		$(0.24)		$(0.17)
Weighted average of common shares
Outstanding - basic and diluted	33,109,791	30,193,463	26,134,528	6	25,152,463	6	23,777,360

1.	Includes revenues related for a long term arrangement for product development and supply with one client that ended during fiscal year 2006
2.	Increases related to the effect of the acquisition of Aster Wireless in the amounts of $520,879 and $146,746 in the year ended May 31, 2008 and May 31, 2007, respectively
3.	Includes interest penalty of 1,004,701 resulting from of waiver all potential defaults by the debtholders caused by our not making a scheduled interest payment of approximately $255,000
4.	Includes benefit of sales of Arkados NJ Net Operating Loss in 2008 of $400,149,
5.	As of May 31, 2008, all long term debt is due within the fiscal year 2009 and is therefore classified as short term debt.
6.	Includes the issuance of 1,078,554 shares related to the acquisition of Aster Wireless

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the period ended May 31, 2010, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

During the year ended May 31, 2010:

•	Several product companies have started shipping products that incorporate our chip and software solutions.

-
Russound is now shipping the Collage Powerline Media and Intercom system, a flexible and expandable system that provides access to two-way transmission of audio, video, data, and internet media with metadata feedback without the need of running new zone-to-zone wiring. Reviews from CePro, E-Gear, Home Theater Magazine, and Home Entertainment Magazine have been exceedingly positive.

-	NuVo Technologies is now shipping Renovia, offering whole-home audio in up to 8 different rooms, quick and simple installation, and built-in AM/FM/SIRIUS-Ready Dual Tuners.

-
Currently in the market, our solutions form the engine for products marketed by Germany’s devolo AG (the world-leader in powerline communications products).  Devolo’s audio adapters, which transmit audio over household power lines, are currently in retail stores throughout Europe.

-
We provide the underlying technology for an iPod-based whole-house audio system from IOGEAR, which is sold online market in the near future in the U.S. and other parts of the world.  The Arkados solution, as embodied in this product, has already won a major award for Arkados, having been one of only 15 products (out of over 20,000) to receive G4 Television’s CES 2008 “Best of the Best” product award.

•
With Tatung Company, a worldwide leader in the design and manufacturing of digital consumer, industrial and energy products, Arkados demonstrated products that combined HomePlug® powerline communications and WiMAX technologies at Computex 2009. The demonstration included fully connected solutions that bridge Smart Energy, Internet connectivity, and connected consumer electronics.

•
At the 2010 International Consumer Electronics Show, we participated together with ST Microelectronics to promote our upcoming jointly-developed system-on-chip solution that incorporates four global powerline communications technologies: HomePlug AV, IEEE 1901, HomePlug 1.0, and HomePlug GP. It is planned to be most compatible chip on the market. The exhibition at CES 2010 was hosted by an industry body focused on growing the market for powerline communications called the HomePlug Powerline Alliance, which the Arkados team co-founded in 2000.

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

•	Over the past several years, we have participated in a broad variety of public events and conferences including the CES,

•	Over the past several years, we have participated in a broad variety of public events and conferences including the CES,

We continue to market our chip and reference design products to individual potential customers, including both OEMs and ODMs. Such potential customers, if they ultimately agree to design our chips into their end-user products (as is the case with OEMs) or in the products of their own OEM customers (as is the case with ODMs), could be responsible for the introduction of multiple end-user products into the market, based on the timetables required for such product introductions. Such an event could produce multiple revenue streams, including revenues from each potential OEM customer that uses our chips in their end-user products. In the case of each potential ODM customer that uses our chips in the designs of the multiple OEM customers served by each ODM, there could be multiple revenue streams attributable to each ODM that chooses to work with our chips. In both cases, however, such revenue streams will affect future quarters, based on the timetable associated with the deployment of end-user products by such OEM and ODM customers. Thus far, two such ODMs and seven OEMs have publicly announced their offering of a product incorporating our AI-1100 SoC. We need additional funding to capitalize on these opportunities.

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

We have not had significant revenue from operations since inception and, as of  May 31, 2010, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to May 31, 2008, we sold an aggregate $8,428,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors and the balance of $2,282,576 by a limited liability company owned equally by our Chairman’s wife and another director, Kathryn Typaldos and $45,000 principal amount to the partners of Sommer & Schneider LLP, our principal securities counsel to settle an equivalent amount of past due legal fees. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liability and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. From June 1, 2008 to August 31, 2008, we received approximately $649,000 of financing which was converted into equity in August 2008.  In addition, we received an additional $20,000 which represents borrowings from related parties.

As of August 31, 2010, $19,226,097 of secured debt in the form of 18% secured convertible debentures originally due December 28, 2008 and due June 28, 2009 (the “Secured Debentures”), of which $5,431,544 is held by related parties, is in default, as is $1,043,748 principal and interest on unsecured notes due June 28, 2009.  In addition, as of August 31,2 010, $4,284,967 of salary remains due to our employees and our accounts payable was approximately $2.000.000, of which $1,920,000 was over 90 days.

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

The Year ended May 31, 2010

During the year ended May 31, 2010, we had revenues of $295,870 of revenues compared to $763,000 for the same period in 2009. Revenues were a combination of revenues from chip sales in the amount of $80,000 and revenues from service contracts in the amount of $215,870  related to the achievement of certain milestones remaining under a number of long term development contracts. We estimated gross margin from the receivable based upon cost estimates we prepared for the provision of all of the services and products in the arrangement. Total operating expenses for the year ended May 31, 2010 were $4,658,474 compared to $5,592,375 in the same period of fiscal year 2009. In both periods, the most significant expenses were personnel, professional fees and related expenses. Research and development expenses during the year were $2,700,413 million.

 Of the total $4,758,474 in operating expenses in fiscal year 2010, approximately $1,176,759   was related to the issuance of stock and stock options for services rendered by both our employees and outside consultants. In the prior year period, this amount was $2,289,684. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation.

Interest expenses increased $5,095,575 for the year ended May 31, 2010 compared to the prior year primarily as a result of the recognition of penalties in the form of a 30% increase in principal and a tripling of the interest rate to 18% upon our default in the Secured Debentures.

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

During the year ended May 31, 2010, we were able to borrow additional working capital in the form of 8% unsecured loans totaling approximately $1,000,000. Of these amounts, $70,000 were from Related Parties. The cash from these financing ctivities were used by operations during the period.

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

As of May 31, 2010, we had cash of $16,345 and negative working capital of  $28,358,048 compared to cash of $10,371 and negative working capital of  $ 18,488,419 at May 31, 2009.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2010.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries
Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
F – 1
CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Deficiency	F – 4 to 5

Consolidated Statement of Cash Flows	F – 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 74

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and subsidiaries (A Development Stage Enterprise) as of May 31, 2010 and May 31, 2009, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2010 and 2009  and for the period June 1, 2004 to May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the period March 24, 2004 (inception) to May 31, 2004 which reflects total revenues and a net loss of $0 and $693,833, respectively, of the cumulative totals.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2010 and May 31, 2009, and the results of its operations and cash flows for each of the years ended May 31, 2010 and 2009 and for the period June 1, 2004 to May 31, 2010 in conformity with generally accepted accounting principles in the United States.

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
SHERB & CO, LLP
Certified Public Accountants
New York, New York

September 13, 2010

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Balance Sheet
(A Development Stage Enterprise)

	May 31,
	2009	2010
Current Assets:
Cash	$10,371	$16,345
Accounts receivable, net	72,815	7,709
Inventory	29,819
Total Current Assets	113,005	24,054
Deferred financing costs	533,330	284,126
Equipment, net	36,181	28,272
Intangible assets, net	216,902	139,921
Prepaid and other assets	56,228	33,768
	$955,646	$510,141

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued expense and other liabilities	$4,821,646	$9,927,810
Related party debt	187,700	247,700
Notes payable	206,802	1,142,301
Payroll taxes and related penalties and interest payable	936,906	936,906
Convertible Debntures	12,448,967	16,127,388
Total Current Liabilities	18,602,021	28,382,105
Convertible Debentures, including related party debt	—
Commitments and Contingencies	—
Stockholders’ Deficiency
Convertible Preferred Stock - $.0001 par value;
5,000,000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value, 100,000,000 shares
authorized, 32,738,397 and 34,926,261,issued and outstanding in 2009 and 2010, respectively	3,274	3,493
Additional Paid in capital	21,638,124	22,890,547
Treasury Stock	(16,000)	(16,000)
Accumulated Deficit during development stage	(39,271,774)	(50,750,004)
Total Stockholders’deficiency	(17,646,375)	(27,871,964)
	$955,646	$510,141

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Operations
(A Development Stage Enterprise)

			Cumulative During the Development Stage (March 24, 2004 to
	Year Ended May 31,		May 31, 2010)
	2009	2010	(Unaudited)
Net Sales	$763,040	$295,869	$2,992,998

Cost of Goods Sold	648,839	294,593	2,014,797

Gross Profit	114,201	1,277	978,201

Research and Development Expenses	2,069,179	2,700,413	11,321,906
General and Administrative Expenses	3,523,196	1,958,061	20,551,061

Net Loss From Operations	(5,478,174)	(4,657,197)	(30,894,766)

Interest Income (Expense)	(1,725,457)	(6,821,032)	(12,419,532)

Net Loss Before Income Taxes	(7,203,631)	(11,478,230)	(43,314,298)

Provision for Income Taxes (Benefit)	(441,413)		(841,562)

Net Loss	$(6,762,218)	$(11,478,230)	$(42,472,736)

Net loss per share - basic and diluted	$(0.22)	$(0.35)
Weighted Average of Common Shares
Outstanding - basic and diluted	30,193,463	33,109,791

See notes to consolidated financial statements

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005-May 31, 2010

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	—	$—	5,569	$5,569	$1,988,185	$(8,277,267)	$—	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	—	—	21,473,364	(3,422)	4,105,180	—	(16,000)	4,085,758
Sale of shares pursuant to PPM	—	—	841,666	84	950,116	—	—	950,200
Issuance of shares for settlement of debts	—	—	181,068	18	168,185	—	—	168,203
Amortization of stock compensation	—	—	—	—	359,537	—	—	359,537
Net loss (March 24,2004 to May 31, 2004)(Unaudited)	—	—	—	—	—	(693,833)	—	(693,833)
Balance as of May 31, 2004	—	—	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	—	—	575,000	58	724,753	—	—	724,811
Debt converted to equity	—	—	125,000	13	75,483	—	—	75,496
Issuance of options for services	—	—	—	—	198,169	—	—	198,169
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	234,353	—	—	234,353
Amortization of stock compensation	—	—	—	—	3,617,681	—	—	3,617,681

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005-May 31, 2010

Net Loss	—	—	—	—	—	(7,001,365)	—	(7,001,365)
Balance as of May 31, 2005	—	—	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	—	—	75,000	8	22,492	—	—	22,500
Debt converted to equity	—	—	609,786	61	405,683	—	—	405,744
Shares issued for debt accommodations and penalties	—	—	466,600	47	267,253	—	—	267,300
Options issued for services	—	—	—	—	69,170	—	—	69,170
Valuation of equity rights and beneficial conversion features of debt raise	—	—	—	—	404,555	—	—	404,555
Amortization of stock compensation	—	—	—	—	497,347	—	—	497,347
Net Loss	—	—	—	—	—	(4,025,016)	—	(4,025,016
Balance as of May 31, 2006	—	$—	24,353,053	$2,437	$14,088,141	$(19,997,481	$(16,000)	$(5,922,903)
Shares issued for services	—	—	475,000	47	341,953	—	—	342,000
Options issued for services	—	—	—	—	197,923	—	—	197,923
Valuation of equity rights	—	—	—	—	424,247	—	—	424,247
Amortization of stock compensation	—	—	—	—	418,997	—	—	418,997
Exercise of options	—	—	175,604	17	1,739	—	—	1,756
Issuance of common stock for Aster Acquisition	—	—	1,078,564	107	461,712	—	—	461,819
Net loss	—	—	—	—	—	(6,033,075)	—	(6,033,075)
Balance as of May 31, 2007	—	—	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	—	—	196,667	20	63,480	—	—	63,500
Options issued for services	—	—	—	—	105,448	—	—	105,448
Valuation of equity rights	—	—	—	—	1,064,495	—	—	1,064,495
Amortization of stock compensation	—	—	—	—	697,687	—	—	697,688

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005-May 31, 2010

Net Loss	—	—	—	—	—	(6,478,999)	—	(6,478,999)
Balance as of May 31, 2008	—	—	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	—	—	2,134,469	213	422,542	—	—	422,755
Private Placement			3,380,159	338	809,700			810,038
Conversion of Debt			944,881	95	409,018			409,113
Options issued for services	—	—	—	—	90,246	—	—	90,246
Valuation of equity rights	—	—	—	—	264,111	—	—	264,111
Amortization of stock compensation	—	—	—	—	1,776,683	—	—	1,776,683
Exercise of options
Net Loss	—	—	—	—	—	(6,762,218)	—	(6,762,224))
Balance as of May 31, 2009	—	—	32,738,397	$3,274	$21,638,124	$(39,271,774)	$(16,000)	$(17,646,375)
Shares issued for services
Private Placement
Conversion of Debt
Options issued for services
Valuation of equity rights					54,000			54,000
Amortization of stock compensation					1,176,762			1,176,762
Exercise of options			2,187,864	219	21,660			21,879
Net Loss						(11,478,230)		(11,478,228)
Balance as of May 31, 2010	—	—	34,926,621	$3,493	$22,890,547	$(50,750,004)	$(16,000)	$(27,871,964)

See notes to consolidated financial statements.

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statement of Cash Flow
(A Development Stage Enterprise)

			Cumulative During
			the Development
			Stage
			(March 24, 2004 to
	Year Ended May 31,		May 31, 2010)
Cash Flows From Operating Activities	2009	2010	(Unaudited)
Net Loss	$(6,762,136)	(11,478,230)	$(42,472,736)
Adjustments to reconcile net loss to net cash provided
by (used) in operating activities:
Depreciation and Amortization	448,259	84,890	1,577,722
Common stock and warrants issued for services	2,289,684	1,230,763	11,102,518
Warrants and Beneficial Conversion Rights with Debt	142,130	—	627,716
Debt and Interest penalty	—	3,678,4215	4,683,122
Changes to Assets and Liabilities: Accounts Recievable	(37,839)	65,106	(7,709)
Inventory	(29,189)	29,819	630
Deferred Expenses	365,783	249,204	674,276
Prepaid and Other assets	—	22,460	(80,981)
Payroll taxes and related penalties and interest payable	—	—	(22,916)
Related party payable	23,717	—	—
Accounts Payable and accrued expenses	2,696,400	5,106,162	9,913,094
Net Cash Provided by (Used) in Operating Activities	(910,737)	(1,011,405)	14,005,294
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	(5,242)	—	(140,671)
Net Cash Used in Investing Activities	(5,242)	—	(140,671)
Cash Provided by Financing Activities
Related party payables	10,000	—	1,586,726
Note Payable	206,802	995,500	1,327,302
Contribution of capital	—		1,232,646
Exercise of Stock Options	810,038	21,879	23,635
Repayment of debt	(125,000)	—	(469,256)
Proceeds from convertible Debt	—	—	1,066,550
Issuance of Debentures	—	—	9,533,411
Repayment of related party payables	—	—	(949,027)
Net Cash Provided by Financing Activities	901,840	1,017,379	14,162,025
Net (Decrease) Increase in Cash	(14,139)	5,974	16,060
Cash, beginning of the period	24,480	10,371	285
Cash, end of the period	$10,371	16,345	$16,345
Supplemental disclosures of cash flow information:
Conversion of debt for equity	$409,113	—
		—
Conversion of accrued interest to debt	$673,049	—

See notes to consolidated financial statements.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MAY 31, 2010 and 2009

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

The Company, a development stage enterprise, is a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications.  Arkados, “the HomePlug Applications Company,” delivers a universal platform that enables the effortless networking of home entertainment and computer devices using standard electricity lines. We also license some ingredient technologies for wireless multimedia solutions. The Company’s system-on-chip solutions are uniquely designed to drive a wide variety of powerline-communication solutions such as utility company “smart grid” applications, and powerline-enabled consumer electronics and home computing products, such as stereo components, radios, speakers, MP3 players, computers, televisions, gaming consoles, security cameras and cable and DSL modems. With Arkados’ solutions, customers can bring numerous sophisticated, full-featured products to market faster at a lower overall development cost using a single platform: the company’s versatile and programmable ArkTIC® platform. Arkados solutions leverage the benefits of standard powerline communications technologies that are used worldwide for in-building and to-the-home Broadband Powerline (“BPL”) applications.  The Company is a member of an industry alliance of several companies referred to as the HomePlug Powerline Alliance, “HomePlug”, for developing the standard of such technologies and is a member of the IEEE P1901 working group.

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

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $42 million since inception including a net loss of over $11 million for the recent year ended May 31, 2010. Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at May 31, 2010 and 2009, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

e.
Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in each of the years ended May 31, 2009 and 2010

f.
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

i.
Revenue Recognition - The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities.  For product sales, revenue is recognized when our products are shipped to our customers. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered.  Shipping costs are charged to cost of sales as incurred.  For sales related to development, the Company recorded revenues pursuant to a number of term development contracts. The revenues are earned and recorded are based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of May 31, 2010, there were no long term contracts for which revenues were yet to be earned outstanding.

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

m.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the years ended May 31, 2010 and 2009 diluted loss per share is the same as basic loss per share since the inclusion of approximately 23 and 23  million stock options and warrants, respectively, and as well as 23 and 24 million shares of common stock issuable upon conversion of convertible indebtedness, respectively, would be anti-dilutive.

n.
Stock Options – The Company adopted the FASB Guidance for, “Share Based Payments.” which  requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

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

In accordance with  the FASB Guidance for the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the years ended May 31, 2010 and, 2009, in the amounts of $1,176,759 and $1,860,929, respectively attributed to the issuance and vesting of common shares,  stock options and warrants for services. Such amount is included general and administrative expenses on the statement of operations.

	For Years Ended May 31
	2010	2009
Risk free interest rate	1.32-1.65%	2.13%-3.49%
Expected life	3 years	1-4 years
Dividend rate	0.0%	0.00%
Expected volatility	206%-251%	64%-239%

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

p.
Comprehensive Income – FASB Guidance for, “Reporting Comprehensive Income”, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

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

r.
Recent Accounting Pronouncements – In June 2009, the FASB issued guidance which will amend the Consolidation Topic of the Codification. The guidance addresses the effects of eliminating the qualifying special-purpose entity (QSPE) concept and responds to concerns over the transparency of enterprises’ involvement with variable interest entities (VIE’s). The guidance is effective beginning on January 1, 2010. We do not expect the adoption of this guidance to have an impact on our financial statements.

All other new accounting pronouncements issued but not yet effective have been deemed not to be relevant.

.

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

	Year Ended May 31, 2006	Year Ended May 31, 2007
Net loss attributable to common shareholders	$(4,562,406)	$(6,576,100)
Net loss per share attributable to common shareholders
Basic and diluted	$(.18)	$(.25)
Weighted average shares outstanding	24,855,924	25,982,128

4.	CONCENTRATION OF CREDIT RISK

The Company’s accounts receivable were concentrated with two customers.  Accounts Receivable balances for the years ending May 31, 2010 and 2009 were $7,709 and $72,815, respectively on revenues of $295,870 and $763,040 for the same respective periods.

The Company may periodically have cash in excess of $250,000, the Federal Deposit Insurance Corp. “FDIC” insurable limit. As of May 31, 2010 the cash balance was $16,345, which was $233,655 below the insurable limit.

5.	EQUIPMENT

       At May 31, 2009 and May 31, 2010 equipment consists of the following:

	May 31, 2009	May 31, 2010
Furniture	$14,878	$14,878

Computers	10,840	10,840

Equipment	39,033	39,033

Total	64,751	64,751

Less: Accumulated depreciation	(28,569)	(32,799)
Net	$36,181	$28,272

Depreciation expense for the years ended  May 31, 2010 and 2009 was $7,909 and $8,921, respectively.

6.	INTANGIBLE ASSETS

At May 31, 2010 and May 31, 2009, the Company owned 40 patents and patents pending and 36 patents and patents pending, respectively, which are currently, being used in the development of the Company’s products. Excluding the value assigned to patents as part of the Aster acquisition, the Company had recorded $472,509 of gross patents costs and $465,984 of accumulated amortization as of May 31, 2010.

The Company has allocated the intangible assets associated with the Aster acquisition to Personnel, Patents and Technology.  The total value, the number of years to be amortized, and the annual expense associated with such amortization are contained in the table below.

	May 31
	2010	2009
Total Intangible Assets	$965,961	$965,961
Accum Amortization	(826,040)	(749,059)
Net intangible assets	$139,921	$216,902

 Amortization for the next five years will be as follows: Fiscal year 2011 will be $76,982, fiscal year 2012 will be $57,996 and fiscal years 2013-2014 will each be $1,041 per year.

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

8.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2010 and May 31, 2009, accrued expenses and other liabilities consist of the following approximate amounts:

	Year Ended May 31,
	2010	2009

Accounts payable	$1,959,359	$1,743,289
Accrued compensation	4,167,522	2,389,805
Accrued interest and penalties payable	3,671,137	489,212
Liabilities assumed per merger agreement	34,673	34,673
Accrued other	95,119	164,667
	$9,297,810	$4,821,646

9.	CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

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

On July 9, 2008,  Arkados Group Inc. (the “Company”) reached an agreement with more than the requisite holders of 2/3 of the outstanding $1,066,500 principal amount of 6% Convertible Subordinated Notes (the “Notes”) due June 30, 2008 to extend the due date of the Notes to June 30, 2009.  In exchange for the amendment, the Company agreed to exchange approximately 876,100 shares of common stock, pro rata, for notes in the original principal amount of $306,618.

During fiscal year 2010, the company defaulted on the repayment of $12,073,611 accrued interest and principal due the Company’s secured debt holders and $983,516 of unsecured loans.

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

As of May 31, 2010, there was a total of $18,037,441 in principal amount, including interest converted to debt, of the 6% Secured Debentures and 9,328,494 warrants outstanding.

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

As of May 31, 2010, $19,069,092  of our senior debt and notes payable are in default. As as the respective lenders and Company work toward crafting a forbearance agreement and raising additional capital for the Company.

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

During the year ended May 31, 2010, the Company borrowed $995,500 in unsecured bridge financing at 8% interest to fund critical working capital needs. The due date of these notes is December 1, 2010.

Included in accrued expenses and other liabilities as of May, 31, 2010 is unpaid accrued payroll, bonus, vacation, payroll taxes and expenses due executive officers totaling $2,170,781. Of this amount, $ 974,657 was due to Oleg Logvinov, CEO and President and $1,199,124 was due to three other officers of the Company.

Included in accrued expenses and other liabilities as of May, 31, 2010 is unpaid accrued payroll of $ 3,836,522 (which includes 20 months of unpaid payroll for non-executive employees in the amount of $1,662,741and approximately10 quarters of unpaid executive payroll in the amount of $2,173,781), an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $79,000 due to executive officers.

Related Party Activities - As of May 31, 2010 and May 31, 2009, the Company has reported a related party payable in the amount of $247,700 and $187,700, respectively which represents funds that were advance to the Company by Officers of the Company.

In aggregate, $5,102,900 or 38.1% of the $18,037,441 of 6% Secured Debentures, related party debt and notes payable is held by related parties.

DERIVATIVE LIABILITIES

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard..

10.	INCOME TAXES

At May 31, 2010, the Company has available unused net operating loss carryovers approximately $35,400,000 that may be applied against future taxable income and expire at various dates through 2030. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $4,287,000 for the year ended May 31, 2010 since the likelihood of realization of the tax benefits cannot be determined.

	2010	2009
Deferred tax asset:
Net operating loss carryforward	$12,277,000	$8,720,000
Accrued Compensation	1,570,000	840,000
Valuation allowance	(13,847,000)	(9,560,000)
Net deferred tax asset	$—	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year Ended May 31,
	2010	2009

Statutory federal income tax benefit	35%	35%
Permanent timing differences - equity rights	(4%)	(12%)
Income tax benefit not utilized	(37%)	(29%)
State tax benefit	6%	6%

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

The Company was not able to participate in the State of New Jersey Technology Business Tax Certificate transfer Program in fiscal year 2010 due to a loss of two full time employees in New Jersey. The program mandates that 75% of the Company’s full time employees be working in new Jersey at the time of application and at the time of receipt of the tax transfer funds.

11.	SHAREHOLDERS’ DEFICIENCY

2004 transactions-(Unaudited)

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

2007 transactions

l.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his efforts to obtain financing for Arkados.

m.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

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

To determine the stock compensation expense of this transaction, the Company, in accordance with FASB Guidance, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant. For the year ended May 31, 2010, the Company incurred a non-cash charge of $1,176,794 for the amortization of stock options during the year.

11.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under the FASB Guidance.

Effective June 1, 2005, the Company adopted the FASB Guidance “Accounting for Stock-Based Compensation”.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	0	—
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	5,365,197	0.21
Exercised	0
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	14,427,600	0.15-0.25
Exercised	0
Expired or cancelled	(9,438,184)	0.25-1.20
Outstanding at May 31, 2009	19,961,797	$0.27
Granted	0
Exercised	2,228,364	0.01
Expired or cancelled	583,197	0.25
Outstanding at May 31, 2010	17,150,236	$0.30

Information, at date of issuance, regarding stock option grants during the year ended May 31, 2010. There were no stock option grants made during the year ended May 31, 2010.

Year ended May 31, 2010	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	$—	$—
Exercise price is less than market price	—	$—	$—

The following table summarizes information about options outstanding and exercisable at May 31, 2010:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $0.25	13,107,236	4.5	$0.20	9,959,239
$0.26 - $1.00	2,957,000	4.5	$0.30	2,957,000
$1.01 - $1.20	1,086,000	1.5	$1.20	1,086,000

	17,150,236,797		$0.30	14,002,239

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:
	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$.84
Granted	4,655,366	.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	.88
Granted	1,821,676	.85
Exercised	0	—
Expired or cancelled	(825,000)	.67
Outstanding at May 31, 2008	10,044,916	.84
Granted	4,022,225	0.25
Exercised	0
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63

Information, at date of issuance, regarding warrant grants during the year ended May 31, 2010. There were no warrant grants made during the year ended May 31, 2010.

Year ended May 31, 2010	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	—	—
Exercise price is less than market price	—	—	—

The following table summarizes information about warrants and exercisable at May 31, 2010:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	4,022,225	2.6	$.25	4,022,225
$.26 - $.99	7,712,779	2.6	$.85	7,712,779

	11,735,004			11,735,004

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

12.	COMMITMENTS AND CONTINGENCIES

a.
The Company leases office space in Piscataway, New Jersey pursuant to a lease that began on May 8, 2006 and which expired on July 31, 2009. On July 1, 2009, the company entered into a five year renewal lease with its landlord and will remain in its present facility through July 31, 2014. The annual base rent is approximately $103,670.  The Company also leases office space in New York pursuant to a lease that began on March 1, 2007 and which expired on February 23, 2009. The annual base rent is approximately $10,400. The company is presently leasing the New York premises on a month to month basis. There are no other material rental or lease commitment arrangements as of May 31, 2010.

Total rental expenses for the years ended May 31, 2010 and 2009 were approximately $133,705 and $132,098, respectively.

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

During the fiscal quarter ended February 28, 2007 we hired a full time financial executive who became Chief Financial Officer in April 2007 and undertook to remedy the deficiencies and prepare our accounting systems to comply with the management reporting and audit requirements with respect to internal controls in accordance with Section 404 of Sarbanes-Oxley applicable to us for the fiscal years ending May 31, 2009 and May 31, 2010, respectively.  As noted below, our evaluation of our disclosure controls and procedures permitted management to conclude that such controls were not effective as of May 31, 2010.  Due to its small size and limited financial resources, the Company’s CFO, is the only employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  The CFO is currently working to put it in place compensating levels of controls to provide for greater segregation of duties.  This assessment should not be considered a report on efficacy of such controls as would be required under Section 404 of SOX in connection with the audit of our financial statements for the year ending May 31, 2010.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-15(e). In designing and evaluating our disclosure controls and procedures, we recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. As of May 31, 2010, management concluded that our disclosure controls and procedures are not effective.

(b) Management’s Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.  Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our financial statements for the year ending May 31, 2010.

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

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, officers and key employees of the Company are as follows:

Name	Age	Position

Andreas Typaldos**	65	Chairman
William Carson**	63	Director
Gennaro Vendome*	63	Director
Harris Cohen**	44	Director
Oleg Logvinov	47	Director, President and Chief Executive Officer
Larry Crawford	62	Chief Financial Officer, Secretary and Treasurer
Grant Ogata	56	Executive Vice President, Worldwide Operations

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

Oleg Logvinov was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since the merger. Prior to the merger, from February 2000 to March 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March 1998 to February 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later at CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from 1996 to 1998, and CEM, Inc from 1991 to 1996.  Mr. Logvinov holds a masters degree equivalent in electrical engineering from the Technical University of Ukraine (KPI).  He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy. Mr. Logvinov is the immediate past president of the HomePlug Powerline Alliance and is currently serving as the Chief Technical Officer of the alliance. Mr. Logvinov is a frequent industry speaker and holds several US patents.

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

Board Meetings

During the fiscal year ended May 31, 2010, our Board of directors held 16 meetings.  Each director attended at least 13 of the meetings (in person or by conference phone) of the Board.  In addition, our Board takes action from time to time by unanimous consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that one or more persons who, during the fiscal year ended May 31, 2010, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We plan to assist the persons in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2010 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2010.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award		All Other Compensation	Total Compensation
Oleg Logvinov (1) President, Chief Executive Officer and Director	2010	$300,000	$0		0	$11,734	$311,734
	2009	$300,000	$37,500		$0	$0	$337,500
	2008	$300,000	$0		$407,912	$65,333	$773,245

Larry Crawford(4)	2010	$200,000	$0		$0	$0	$200,000
Chief Financial Officer(current)	2009	$133,333	$0		$0	$0	$502,080
Barbara Kane-Burke(2) Chief Financial Officer (former)
	2009	$45,000	$136,750	$		$15,000	$45,000
	2008	$135,000	$0		$45,000	$0	$180,000

Grant Ogata(3) Executive Vice President, Worldwide Operations	2010	$200,000	$0		$0	$0	$200,000
	2009	$200,000	$62,497		$147,500	$0	$409,997
	2008	$200,000	$0		$101,250	$0	$301,250

(1)	Mr. Logvinov earned a $65.333 bonus in fiscal 2008. $349, 958 of Mr. Logvinov’s 2008 earned salary and bonus was deferred at May 31, 2008.

$91,875 of deferred salary payments from 2004 through 2006 were paid in fiscal 2007. This payment was a consequence of our raising an aggregate of $3 million of financing since June 2004, pursuant to our May 2004 employment agreement with our Chief Executive Officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period. At May 31, 2010, Mr. Logvinov was owed $887,458 of salary and $15,752 of business related expenses.

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

(3)
Mr. Ogata joined Arkados as an employee in April 2007 and worked for Arkados as a consultant from September 2006 through March 2007. At May 31, 2010, total salary owed to Mr. Ogata was $499,169; in addition, Mr. Ogata was owed $14,679  by the Company for business related expenses.

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

(4)
Options granted to Mr. Crawford are in accordance with the terms of his three year employment. The grant of 600,000    options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains owing to Mr. Crawford.

.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

             There were no grants of Plan Based Awards in the Fiscal Year ended May 31, 2010.

Oleg Logvinov	2/6/2009	1,920,000	(1)	$0.15	$0

Larry Crawford	10/1/2008	600,000	(2)	$0.22	$112,680
	10/1/2008	1,200,000	(2)	$0.25	$256,080

Grant Ogata	2/6/2009	1,162,500	(3)	$0.15	$0
	2/6/2009	250,000	(3)	$0.225	$37,500
	12/15/2008	515,464	(3)	$0.15	$110,000

There were no plan based awards during the fiscal year ending May 31, 2010.

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

(2)              Options granted to Mr. Crawford are in accordance with the terms of his three year employment. The grant of 600,000 options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains owing to Mr. Crawford.

OPTION EXERCISES AND STOCK VESTED IN 2010
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)
Oleg Logvinov	920,000	$ 18,400.00	0	$ 0

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
OPTION AWARDS

	Number of securities underlying unexercised options (#) Exercisable		Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Oleg Logvinov	1,920,000	(1)		1,920,000	$0.15	2/5/2016

Larry Crawford	333,333	(3)	266,667	600,000	$0.22	9/30/2015
	666,667	(3)	533,333	1,200,000	$0.25	9/30/2015

Barbara Kane-Burke	200,000	(4)		200,000	$0.41	4/172010
	100,000	(4)		100,000	$0.40	1/14/2010
	200,000	(4)		200,000	$0.30	2/27/2015
Grant Ogata	1,162,500	(5)		1,162,500	$0.15	2/5/2016
	111,111	(6)	138,889	250,000	$0.52	2/5/2016
	243,414	(7)	272,050	515,464	$0.225	2/27/2015

(1)	Options to Mr. Logvinov vest 50% on date of grant and the remaining 50% vest in the year following date of grant.
(2)	Options granted to Mr. Logvinov were fully vested on the date of grant May 24, 2008
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

Employment Contracts and Consulting Agreements

Oleg Logvinov - On May 24, 2004, we entered into a three-year employment agreement with Oleg Logvinov, retaining him as President and CEO at an annual salary of $225,000. 24.5% of the salary was deferred until we completed a financing of at least $3 million. The agreement provided for a grant of 1,380,000 options and an initial bonus of $65,473. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest six months prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  The Board increased Mr. Logvinov base salary to $300,000 as of June 1, 2007.  As of May 31, 2010, we have failed to make payments of $887,457 due to Mr. Logvinov for unpaid salary and bonus giving him the right to terminate on short notice.  We are currently negotiating a longer term agreement with Mr. Logvinov, but there can be no assurance that he will remain associated with us. The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Logvinov.

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

Larry Crawford- On October 16, 2008, we entered into a three-year employment agreement with Larry Crawford to serve as CFO from October 1, 2008 to September 30, 2011 at an annual salary of $200,000.  1,800,000 options, exercisable at the fair market value of the Company’s Common Stock as of the date of grant vesting monthly over the three year contract and vesting period. Mr. Crawford’s employment agreement also provides that if his employment is terminated following a “change of control,” he will receive severance pay of two years months of base salary, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.  As of May 31, 2010, we have failed to make payments of $308,334 due to Mr. Crawford for unpaid salary..

Grant Ogata  -. On March 28, 2007, we entered into a two-year employment agreement with Grant Ogata, retaining him as Executive Vice President of Worldwide Operations at an annual salary of $200,000. The agreement provided for a grant of 800,000 options. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest 30 days prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  In addition, the Company would be responsible for Mr. Ogata’s COBRA payments for one year unless he is otherwise covered by health insurance The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Ogata . As ofMay 31, 2010, we have failed to make payments of $513,848 due to Mr. Ogata for unpaid salary, bonus and expenses, giving him the right to terminate on short notice.

Andreas Typaldos – On May 21, 2004, we entered into a three year consulting agreement with Andreas Typaldos, our Chairman.  The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000.  The agreement also provided for a bonus of 10% of the aggregate consideration received by us or our Stockholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.  In September 2007, we agreed to extend the agreement and the bonus opportunity on a month-to-month basis. As ofMay 31, 2010, the company owed Mr. Typaldos $525,000 under this agreement.

Harris Cohen- On March 3, 2010, we entered into a consulting agreement with Mr. Harris Cohen, one of our Directors. This agreement provided a stipend for the activities of Mr. Cohen in his capacity as an independent director having the sole responsibility to review, report upon and recommend that  the  Corporation take certain actions with respect to the compromise and conversion of outstanding secured debentures.

Under this agreement, Mr. Cohen will receive a stipend of $7,000 for his services in such capacity for the period December 1, 2009 to January 31, 2010 and thereafter a monthly stipend of $3,000 per month for each month thereafter until either the outstanding debentures are fully discharged or converted, provided that the Corporation may terminate such stipend at any time upon thirty days notice after May 1, 2010.

The agreement also provided as  additional compensation for his services during the period from December 1, 2009 until the completion of the Corporation’s plan of financing and debt restructuring a five year warrant to purchase 125,000 shares of the Corporation’s common equity as it is reconstituted following such debt financing and debt restructuring at the price of $0.05 per share after giving effect to such restructuring and financing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us about the beneficial ownership of our Common Stock, as of May 31, 2010, by each beneficial owner of more than five percent of the Common Stock.  Except as otherwise indicated, each person has sole voting and investment power with respect to all shares shown as beneficially owned,  subject to community property laws where applicable.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos 44 West 77th Street New York, NY	10,092,438 (2)	28.86%

(1)
Based upon 34,966,271 shares of Common Stock outstanding as of May 31, 2010 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a ½ interest; (ii) 4,940,168 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child and (v) 1,075,000 shares held by Mr. Typaldos.  Does not include 15,485,163 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

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

The following table sets forth certain information known to us regarding the beneficial ownership our Common Stock, as of May 31, 2010 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group.  Except as otherwise indicated,  each person has sole voting and investment power with respect to all shares shown as  beneficially  owned,  subject to community  property laws where applicable.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Andreas Typaldos	10,092,438 (2)	28.86%

Oleg Logvinov	3,090,000 (3)	8.84%

William H. Carson	475,904 (4)	1.36%

Gennaro Vendome	1,345,188 (5)	3.85%

Harris Cohen	300,000 (6)	0.86%

Grant Ogata	1,565,650 (7)	4.48%

Larry Crawford	1,110,000 (8)	3.17%

All executive officers and directors as a group (7 persons)	17,979,180 (9)	51.42%

(1)
Andreas Typaldos- Based upon 34,966,761 shares of Common Stock outstanding as of May 31, 2010 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)
Andreas Typaldos-Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a ½ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child.  Does not include 14,485,163 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

(3)	Oleg Logvinov-Includes 1,170,000 shares of stock, and 1,920,000 vested options exercisable within 60 days of May 31, 2010.

(4)
Bill Carson-Includes 185,904 shares, 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 120,000 shares which may be acquired within 60 days of May 31, 2010 upon the exercise of outstanding options.

(5)
Gennaro Vendome-Includes 675,015 shares, including 100,000 shares held by his wife, Laura and 120,000 shares which may be acquired upon the exercise of outstanding options and 550,173 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a ½ interest.

(6)	Harris Cohen- Includes 100,000 shares and 200,000 shares that be acquired upon the exercise of certain warrants held by Mr. Cohen.

(7)	Grant Ogata-Includes 6,100 shares and vested options vesting within 60 days of May 31, 2010 to purchase 1,559,550 common shares.

(8)	Larry Crawford- Includes 10,000 shares owned by Mr. Crawford and 1,100,000 shares that may be acquired within 60 days of May 31, 2010. ,

(9)
Includes a total of 5,449,720 shares which may be obtained by the named executive officers and directors or person whose ownership is attributed to them upon the exercise of outstanding options and warrants and conversion of outstanding convertible securities.  See Notes (2) through (9)

Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities.  In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where  applicable, the persons or entities named in the table above have sole voting and investment  power with respect to all shares of the Common Stock indicated as beneficially owned by them.

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

Name & Relationship	Date Issued	Principal Amount		Interest Added to Principal	Long Term Warrants1	Short Term Warrants
Cargo Holdings LLC, a limited liability company, owned equally by the wife of Andreas Typaldos and Genarro Verdone, another director	3/31/2006	$500,000.00		$38,260.83	276,816	235,294

Andreas Typaldos, our chairman	6/30/2006 5/30/2007	$360,000.00 $70,000.00	2	$21,985.80 $711.67	199,308 38,754	169,412

Andreas Typaldos Family Limited Partnership, a limited partnership in which our chairman’s wife is sole general partner	6/30/2006 1/8/2007 2/28/2007 5/30/2007 5/31/2007	$413,470.00 $288,000.00 $127,000.00 $380,000.00 $484,106.00		$25,251.36 $7,612.34 $3,356.83 $3,293.33 $2,504.21	170,088 159,447 70,312 210,381 268,018	144,575 135,530 59,765 178,824 227,815

1	As adjusted July, 2007 as a result of anti-dilution provision in the warrants.

2	Issued in satisfaction of unpaid consulting fees.

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

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2009 and 2010 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $35,000 and $ 35,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2009 and 2010 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0 respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2009 and 2010 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $4,000 and $ 4,000, respectively.

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
Date: September 13, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 13, 2010	By: /s/ Oleg Logvinov
Oleg Logvinov, President, Chief Executive Officer and a Director

Date: September 13, 2010	By: /s/ Gennaro Vendome
Gennaro Vendome, Director

Date: September 13, 2010	By: /s/ William Carson
William H. Carson, Director

Date: September 13, 2010	By: /s/ Andreas Typaldos
Andreas Typaldos, Chairman

Date: September 13, 2010	By: /s/ Harris Cohen
Harris Cohen, Director