Form 10-Q
period 2010-08-31
ARKADOS GROUP, INC.
filed 2010-10-19
CIK 1095130

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: August 31, 2010
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________ .

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

        The number of the registrant’s shares of common stock outstanding was 34,926,671 as of  October 19, 2010

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended August 31, 2010

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of August 31, 2010 (unaudited) and May 31, 2010	4
	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to August 31, 2010) (Unaudited)and for the Three Months Ended August 31, 2010 (Unaudited)	5
	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to August 31, 2010) (Unaudited) and for the Three Months Ended August 31, 2010 (Unaudited)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4T	Controls and Procedures	41
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 5.	[Other Information]
Item 6.	Exhibits	43
Signatures		44

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

         The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(A Development Stage Company)
(Unaudited)

	August 31, 2010	May 31, 2 010
Assets
Current assets
Cash	$5,821	$16,345
Accounts receivable	16,472	7,709

Total current assets	22,293	24,054

Equipment, net	26,363	28,272

Deferred financing expenses, net	218,814	284,126

Intangible assets, net	120,676	139,921

Other assets	33,768	33,768

	$421,914	$510,141

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$11,244,196	$9,927,810
Related Party Borrowings	247,700	247,700
Note Payable	1,266,502	1,142,301
Convertible debentures	16,135,470	16,127,388
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	29,830,774	28,382,105

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding	—
Common stock, $.0001 par value; 100,000,000 shares authorized and 34,926,261 issued and outstanding at 8/31/2010 and 5/31/2010.	3,493	3,493
Additional paid-in capital	22,941,261	22,890,547
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(52,337,614)	(50,750,004)
Total stockholder’s deficiency	(29,408,860)	(27,871,964)
	$421,914	$510,141

The accompanying notes are an integral part of these consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(A Development Stage Company)
(Unaudited)

	For the Three Months Ennded August 31. 2009	For the Three Months Ended August 31, 2010	Cumulative during the Development Stage (March 24, 2004 to August 31, 2010)
Net Sales	$124,400	$54,083	$3,047,081

Cost of Goods Sold	123,506	54,083	2,066,880

Gross Profit	894	—	978,201

Research and Development Expenses	439,341	423,289	11,745,195
General and Administrative Expenses	660,468	231,523	20,782,584

Net Loss From Operations	(1,098,315)	(654,812)	(31,549,578)

Other Income (Expenses):
Secured Debt and Default Penalty	(3,622,083)	—	—
Interest Expense	(643,250)	(933,697)	(13,353,229)

Net Loss Before Income Taxes	(5,364,248)	(1,588,509)	(44,902,807)

Provision for Income Taxes	—	—	(841,562)

Net Loss	$(5,364,248)	$(1,588,509)	$(44,061,245)

Net loss per share
- Basic and diluted	$(0.17)	$(0.05)

Weighted Average of Common Shares Outstanding
- Basic and diluted	32,858,657	34,926,261

The accompanying notes are an integral part of these consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Company)
(Unaudited)

	For the Three Months Ended August 31, 2009	For the Three Months Ended August 31, 2010	Cumulative During the Development Stage (March 24, 2004 to August 31, 2010)
Cash Flows From Operating Activities

Net Loss	$(5,364,248)	$(1,588,509)	(44,061,245)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	240,596	21,154	1,598,876
Common stock and warrants issued for services	395,753	50,714	11,153,232
Warrants and beneficial conversions of stock	—	8,082	627,716
Debt and Interest penalty	3,981,482	—	4,691,204
Changes in Assets and Liabilities:
Accounts Receivable	(29,285)	(8,763)	(16,472)
Inventory	—	—	—
Deferred Expenses	(53,267)	65,312	630
Prepaid and Other assets	20,460	—	739,558
Deferred Revenue	—	—	(80,981)
Related Party Payable	—	—	(22,916)
Payroll Taxes and related penalties	—	—	—
Accounts Payable and accrued expenses	855,150	1,317,285	11,230,379
Net Cash Provided by (Used) in Operating Activities	46,641	(134,725)	(14,140,019)
Cash Flows from Investing Activities
Purchases of capital expenditures	—	—	(140,671)
Net Cash Used in Investing Activities	—	—	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	—	—	1,586,726
Note Payable	(40,350)	124,201	1,451,504
Contribution of capital	—	—	1,232,646
Exercise of stock options	—	—	23,635
Private Placement	—	—	810,038
Proceeds from convertible debt	—	—	1,066,500
Repayment of debt	—	—	(469,256)
Issuance (repayment) of Debentures	—	—	9,533,462
Repayment of related party debt	—	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	(40,350)	124,201	14,286,226
Net (Decrease) Increase in Cash	6,291	(10,524)	5,536
Cash, beginning of the period	10,371	16,345	285
Cash, end of the period	$16,662	$5,821	$5,821

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Three Months Ended August 31, 2010 and 2009
(A Development Stage Company)
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

The attached summary consolidated financial information does not include all disclosures required to be included in a complete set of financial statements prepared in conformity with accounting principles generally accepted in the United States of America.  Such disclosures were included with the financial statements of the Company at May 31, 2010, and included in its report on Form 10-K.  Such statements should be read in conjunction with the data herein.

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

As of May 31, 2010, $18,426,377 of secured debt principal plus interest, of which $5,205,617 is held by related parties is in default, as is $1,03,651 in principal and interest on unsecured notes due June 29, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary remains due to our employees and our accounts payable was approximately $1,959.636 of which $1,656,244 was over 90 days.

As of August 31, 2010, 19,247,344 of secured debt principal plus interest, of which $5,437,547 is held by related parties, is in default, as is 1,043,748 in principal and interest on unsecured notes due June 29, 2009. In addition, as of August 31, 2010, $4,649,952 of salary remains due to our employees and our accounts payable was approximately $2,052,873 of which $1,818,000 was over 90 days.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $44 million since inception including a net loss in excess of $11 million for the year ended May 31, 2010 and $1.6 million for the three months ended August 31, 2010.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at August 31, 2010 and May 31, 2010 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

h.
Tax Provision – No tax provision is required at this time since the company expects to be in a tax loss position at year-end May 31, 2011 and has net operating losses from previous years. The Company has established a 100% valuation allowance against the deferred tax asset.

i.
Accounting for Uncertainty in Income Taxes – In June 2006, the Financial Accounting Standards Board issued Guidance on Accounting for Uncertainty in Income Taxes . This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of August 31, 2010.

j.
Stock Options –.  The Company has adopted FASB Guidance, “Share Based Payments.” Which requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-

based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying FASB Guidance on Stock Based Compensation approximated $50,714, respectively, in additional compensation expense during the three months ended August 31, 2010.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with FASB Guidance on Stock Based Compensation, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Three Months Ended	For Three Months Ended
	August 31, 2010	August 31, 2009
Risk free interest rate	1.47-2.00%	2.57-2.71%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	223-294%

k.	Recently Issued Accounting Pronouncements

All new and not effective accounting pronouncements have been deemed not to be relevant.

l.	Subsequent Events

The Company evaluates subsequent events for inclusion in the financial statements through the date that the financial statements are available to be issued.

NOTE 3 – REVENUE RECOGNITION

During the three month period ended August 31, 2010, the Company sold and delivered $0 of chips to customers.  In addition, during the three month period ended August 31, 2010, the Company recognized revenues related to development contracts in the amounts of approximately $54,083.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

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

From March 1, 2008 through August 31, 2010, the Company borrowed $187,700 from two directors.  These advances are due on demand with interest at the annual rate of 6%. In addition, the company has borrowed additional funds from two additional directors in the amount of $49,200 at 8% interest.

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

As of August 31, 2009, there was a total of $12,194,112 in principal amount, including interest on the 6% Secured Debentures converted to debt totaling $1,095,099, an interest penalty of $1,004,701 and 9,328,494 warrants outstanding.

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

Included in accrued expenses and other liabilities as of August 31, 2010 is unpaid accrued payroll of $4,649,953 (which includes approximately 20 months of payroll for non-executive employees in the amount of $1,950,636 and approximately thirty months of unpaid executive payroll in the amount of $2,334,331, an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $35,000 due to executive officers.

Related Party Activities - As of August 31, 2010, the Company has reported  related party payables in the amount of $247,700 which represents funds that were advance to the Company by four of the Directors of the Company.

In aggregate, $5,437,547 of $19,247,344 of 18% Secured Debentures principal plus interest is held by related parties at August 31, 2010.

Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard.

NOTE 5 – PAYROLL LIABILITIES

On January 17, 2006, the Company paid an aggregate of $873,993 of payroll liabilities of the company from which it acquired assets in 2004 at a public foreclosure sale, representing all of the fiduciary funds due. The Company had agreed to pay up to $1.2 million of such liabilities and accrued an additional $600,000 in the event there were any additional claims related to interest and penalties pursuant to its 2004 merger agreement.  Currently, there is $936,906 still recorded on the Company’s books as due and outstanding for the federal and state tax authorities for penalties and interest under such agreement.  The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies or the statute of limitation has expired, the Company has elected to keep the liability on its books.

NOTE 6 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants as extension fees in connection with the related convertible debt financing.  These fees will be amortized over the related term of the convertible debt instruments issued in such financing, which approximates two years.

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted FASB Guidance for Accounting for Stock-Based Compensation.

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price

Outstanding at May 31, 2010	17,150,236	$0.30
Granted	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at August 31, 2010	17,150,236	$0.30

Information, at date of issuance, regarding stock option grants during the period ended August 31, 2010 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2010
Exercise price exceeds market price	–	$–	$–
Exercise price equals market price	–		$–
Exercise price is less than market price	–	$–	$–

No stock option grants were made during the quarter ended August 31, 2010

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $ 50,714 of compensation for options vested in the three month period ended August 31, 2010 for employees.   No options were granted during the three month period ended August 31, 2010. Outstanding stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2010	11,735,004	$0.63
Granted	–	–
Exercised	–	–
Expired or cancelled	–	–
Outstanding at August 31, 2010	11,735,004	$0.63

Information, at date of issuance, regarding warrant grants during the period ended August 31, 2010.

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended August 31, 2010
Exercise price exceeds market price	–	–	–
Exercise price equals market price	–	–	–
Exercise price is less than market price	–	–	–

No warrants were issued during the quarter ended August 31, 2010.

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

As of August 31, 2010, 19,247,344 of secured debt principal plus interest, of which $5,437,547 is held by related parties, is in default, as is 1,043,748 in principal and interest on unsecured notes due June 29, 2009. In addition, as of August 31, 2010, $4,649,953 of salary remains due to our employees and our accounts payable was approximately $2,052,873 of which $1,818,000 was over 90 days.

We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital and are exploring restructuring alternatives including selling assets and refocusing Arkados’ business in the power line networking space. We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.

Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the restructuring of our debt can be completed and financing can be obtained for the continuing business.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the debt can be restructured and the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on December 1, 2010, however it is unlikely that such note would be paid as the amount of our secured debt outstanding to which the bridge notes are subordinated, far exceeds the fair value of our assets

Arkados Products

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

Recent Announcements

Despite the extraordinary challenges of our financial position, a number of significant announcements have solidified our relationships with STMicroelectronics, Freescale Semiconductor, and Tatung. Also, Arkados customers devolo AG, Checkolite, Russound, NuVo, and IOGEAR made announcements of products based on our chip.

In October 2008, we announced our agreement with STMicroelectronics to develop and manufacture a 200 Mbit per second, HomePlug AV wideband powerline modem System-on-Chip (SoC). Planned for availability mid-2010, the world’s first HomePlug AV SoC is designed to power applications ranging from simple Ethernet-to-powerline bridges to full-featured products as wide ranging as HDTV distribution, digital set-top boxes, IPTV, whole-house audio, networked digital picture frames, surveillance systems, and also industrial and commercial applications, especially targeting the Smart Grid and Green Energy segments. STMicroelectronics is the largest semiconductor manufacturer to announce plans to bring a HomePlug AV chip to market, and, based on announced product plans of other HomePlug members, we believe this chip will be the only chip available in the near term that will be interoperable with three established powerline standards: TIA-1113/HomePlug 1.0, HomePlug AV, and the recently confirmed IEEE 1901 Draft Standard.

In January 2009, Arkados announced a new initiative with Freescale Semiconductor, Inc. to bring a versatile “Whole-House Audio In a Box™” platform to market. The platform uses Arkados’ HomePlug ® based multimedia streaming technology, and Freescale’s Synkro wireless communications technology, enabling untethered devices to control and monitor the system and display live data.

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

The global market leader in HomePlug products, devolo AG, used the recent CeBIT 2009 show in Germany to introduce the dLAN Audio World system, which is based on Arkados solutions. It is the world’s first system to combine an iPod ® dock with multiple active speakers, using powerline communications to instantly create whole-house music.

The industry is recognizing products that contain our technology. Arkados received its first major award in January 2008 when G4 Television presented the 2008 CES Best of Show award to the Arkados HomePlug system-on-chip and software solution, based on the strength of its ability to create whole-house music at a fraction of the cost of dedicated installed systems. The awards continued in 2009 when Arkados’ customers embedded our chip-and-software solutions inside their products, resulting in 7 major industry awards:

•
Russound’s Collage was recognized as an Honoree in the 2009 CES Innovations awards, and recently took home CePRO’s BEST award in the category “Best No New Wires Technology.” Of the hundreds of products displayed at the CEDIA show, Collage was one of ten to earn a Manufacturers’ Excellence Award for 2009 Best New Product.

•
NuVo’s Renovia system was an Honoree in the 2009 CES Innovations Awards in January, and was also named as one of the ten products to receive of CEDIA’s Manufacturers’ Excellence Awards for 2009 Best New Product. Renovia also received CePRO’s BEST award in the category of “All-inclusive Multi-Room Audio System”.

•	Checkolite International received a “CES Best of the Best” award from G4 Television for a system that combines whole-house audio with lighting control.

Arkados solutions are also embedded in a product currently in the market called the “IOGEAR Powerline Stereo Audio System.” The IOGEAR product is now on sale and has received positive reviews, including a 4-star rating from About.com that called the product “a giant step forward in multiroom audio.”1

Sales & Customers

Customer Relationships

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

Press & Analyst Quotes about Arkados Target Markets

The following is a brief compendium of publicly available quotes that echo our beliefs in the strength of Arkados’ target markets22:

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

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of October 15, 2010, 11 of our 14 employees are dedicated to research and development.  Research and development expenditures were $2,700,413, $2,069,179, and $1,971,313 in the years ended May 31, 2010, 2009 and 2008, respectively.

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

Results of Operations

We have not had significant revenue from operations since inception and, as of August 31, 2010, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

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

We use Fujitsu Japan for all of our wafer fabrication and assembly, and Fujitsu and GDA Technologies for a portion of our design and testing. This “fabless” manufacturing strategy is designed to allow us to concentrate on our design strengths, minimize fixed costs and capital expenditures, access to advanced manufacturing facilities, and provide flexibility on sourcing multiple leading-edge technologies through strategic alliances. We expect to qualify each product, participate in process package development, define and control the manufacturing process at our suppliers where possible and practicable, develop or participate in the development of test programs, and perform production testing of products in accordance with our quality management system. If possible, we plan to use multiple foundries, assembly houses, and test houses.

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

Results of Operations

For The Three Months Ended August 31, 2010

During the three month period ended August 31, 2010, we had total revenue of $54,083 compared to $124,400 for the same period in 2009.  $124,400 of revenue was related to development agreements with three customers.  As of August 31, 2010, there was approximately $0 in backlog.  Total operating expenses for the three month period ended August 31, 2010 were $654,812 compared to total operating expenses for the same period in 2009 of $1,099,809.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.

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

At August 31, 2010, we had $5,821 in cash and negative working capital of $29.5 million, compared to $16,345 in cash and negative working capital of $29 million at May 31, 2010. Funds received from an equity raise were used to fund operating activities. Working capital reflects the short-term maturities of all of the secured 6% convertible debentures.

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

As of August 31, 2010, $19,247,344 of secured debt, of which $5,437,547 is held by related parties is in default as is $1,043,748 principal and interest on unsecured notes due June 29, 2009.  In addition, as of August 31, 2010 $4,649,952 of salary remains due to our employees and our accounts payable was $ 2,052,873 of which 1,818,000 was over 90 days.

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

                We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on December 1, 2010.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2010.

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

Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. FASB Guidance on Stock Based Compensation requires the use ofsignificant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of its stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. SFAS 123(R) requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of August 31, 2010. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2010.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended August 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of August 31, 2010. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of May 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of May 31, 2010, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The consolidated financial statements as of and for the period ended August 31, 2010 include all adjustments identified as a result of the evaluation performed.

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

Item 1A.    Risk Factors

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of August 31, 2010, $19,247,344 of which $5,437,547 is held by related parties, as is $1,043,748 principal and interest on unsecured notes due June 29, 2009.

In addition, as of August 31, 2010, $4,649,952 of salary remains due to our employees and our accounts payable was approximately $ 2,052,873 of which $1,818,000 was over 90 days.  We continue to negotiate with the holders of each class of debt to fashion a forbearance agreement, compromise or convert outstanding debt into equity and thereby facilitate raising additional investor capital.  We have reached a general understanding with the holders of approximately of secured debt as to the terms and conditions upon which they would agree to accept partial payment of principal and convert the balance of secured debt to equity, however, there is no binding agreement on anyone’s part to do so and no assurance can be given that the terms will be acceptable to the holders of all of the secured debt.

We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on December 1, 2010.

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2010 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the company’s most recently filed 10-K.

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

Dated: October 19, 2010                                                                             ARKADOS GROUP, INC

By: /s/ Oleg Logvinov
Oleg Logvinov
President and Chief Executive Officer

By: /s/ Larry L Crawford
Larry L Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)