Form 10-Q
period 2010-11-30
ARKADOS GROUP, INC.
filed 2011-01-12
CIK 1095130

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED: November 30, 2010
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

        The number of the registrant’s shares of common stock outstanding was 45,176,671 as of  December 31, 2010

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended November 30, 2010

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of November 30, 2010 (unaudited) and May 31, 2010	4
	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to November 30, 2010) and for the Three and Six Months Ended November 30, 2010 and 2009 (UNAUDITED)	5
	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to November 30, 2010) and for the Six Months Ended November 30, 2010 (UNAUDITED)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1	Legal Proceedings	26
Item 6.	Exhibits	26
Signatures		27

INTRODUCTORY NOTES

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

The Company filed a Form 8-K Report on December 29, 2010 reporting, among other things, the issuance of 10,250,000 shares of common stock to settle $401,000 of unsecured debt, the entry into a license agreement and asset purchase agreement (“APA) and the settlement of approximately $12.4 million of secured debt (including interest and penalties) for a payment of approximately $5.5 million from the licence fee received, the payment of a substantial portion of unpaid compensation due employees and the resignation and appointment a CEO and director.  As, reported, the Company agreed to  sell assets used in the Company’s semiconductor business to STMicroelectronics for aggregate consideration of $11 million, of which $7 million was paid on the execution of the APA pursuant to the License and the balance is due at closing. The Company will focus on development, manufacturing, and sales of consumer electronics and Smart Grid products based on power line communication semiconductors. The Company will also continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  At the same time, ST hired most of the Company’s employees, each of whom were engaged in the Company’s semiconductor business.   The information contained in this report, except as specifically dated, is as of November 30, 2010 and does not give effect to the changes to the Company’s business or prospects which occurred or may occur as a result of the forgoing.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

	30-Nov-10	31-May-10
Assets
Current assets
Cash	$11,111	$16,345
Accounts receivable	—	7,709

Total current assets	11,111	24,054

Equipment, net	15,687	28,272

Deferred financing expenses, net	153,502	284,126

Intangible assets, net	101,431	139,921

Other assets	31,828	33,768

	$313,559	$510,141

Liabilities and Stockholders’ Deficiency

Current liabilities:
Accrued expenses and other liabilities	$12,448,808	$9,927,810
Related Party Borrowings	252,799	247,700
Note Payable	1,319,502	1,142,301
Current portion convertible debentures and penalties	16,143,552	16,127,388
Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	31,101,567	28,382,105

Stockholders’ deficiency
Convertible preferred stock - $.0001 par value; 5,000,0000 shares authorized, zero shares outstanding
Common stock, $.0001 par value; 100,000,000 shares authorized 24,926,261and 34,926,261, respectively, issued and outstanding	3,493	3,493
Additional paid-in capital	22,991,975	22,890,547
Treasury stock	(16,000)	(16,000)
Accumulated Deficit during Development Stage	(53,767,476)	(50,750,004)
Total stockholder’s deficiency	(30,788,008)	(27,871,964)
	$313,559	$510,141

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Six	For the Six	Cumulative
	Months	Months	Months	Months	during the
	Ended	Ended	Ended	Ended	Development
	30-Nov-09	30-Nov-10	30-Nov-09	30-Nov-10	Stage
					(March 24, 2004
					to
					November 30,2010)
Net Sales	$2,500	$74,328	$126,006	$128,411	$3,121,409

Cost of Goods Sold	2,500	84,328	126,900	138,411	2,153,208

Gross Profit	—	(10,000)	(894)	(10,000)	968,201

Research and Development Expenses	919,637	316,060	1,358,979	739,350	12,061,256
General and Administrative Expenses	318,480	219,899	977,160	451,422	21,002,483

Net Loss From Operations	(1,238,118)	(545,959)	(2,337,033)	(1,200,772)	(32,095,538)

Other Income (Expenses):
Secured Debt Default Penalty		—	(3,622,083)	—	—
Interest Expense	(818,310)	(883,905)	(1,461,560)	(1,817,602)	(14,237,134)
Net Loss Before Income Taxes	(2,056,428)	(1,429,864)	(7,420,676)	(3,018,373)	(46,332,671)
Provision for Income Taxes	—	—	—	—	(841,562)

Net Loss	$(2,056,428)	$(1,429,864)	$(7,420,676)	$(3,018,373)	$(45,491,109)

Net Loss per share - Basic and diluted	$(0.06)	$(0.04)	$(0.23)	$(0.09)

Weighted Average of Common Shares Outstanding - Basic and diluted	32,738,697	34,926,261	32,738,697	34,926,261

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended	For the Six Months Ended	Cumulative During the Development Stage
	November 30,	November 30,	(March 24, 2004 to
	2009	2010	November 30, 2010)
Cash Flows From Operating Activities
Net Loss	$(7,420,676)	$(3,018,373)	$(45,491,109)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	305,013	51,075	1,628,797
Common stock and warrants issued for services	737,534	101,428	11,203,946
Warrants and beneficial conversion rights with debt	—		627,716
Debt and Interest penalty	3,981,482	16,164	4,699,286
Accounts Receivable	(131,385)	7,709
Inventory	(29,819)	—	630
Deferred Expenses	(118,579)	130,624	804,870
Prepaid and Other assets	20,460	1,940	(79,041)
Payroll Taxes and related penalties and interest payable			(22,916)
Related Party Payable	—	65,099	65,099
Accounts Payable and accrued expenses	2,443,189	2,521,898	12,434,992
Net Cash Provided by (Used) in Operating Activities	(212,781)	(122,436)	(14,127,730)
Cash Flows from Investing Activities
Purchases of capital expenditures and Patents	—	0	(140,671)
Net Cash Used in Investing Activities	—	0	(140,671)
Cash Provided by Financing Activities
Loan payable - related party	—		1,586,726
Note Payable	202,450	117,202	1,444,504
Contribution of capital	—		1,232,646
Exercise of stock options			23,635
Private Placement	—		810,038
Proceeds from Convertible Debt	—	—	1,066,550
Repayment of debt	—		(469,256)
Issuance of Debentures	—		9,533,411
Repayment of related party debt	—		(949,027)
Net Cash Provided by (Used) in Financing Activities	202,450	117,201	14,279,227
Net (Decrease) Increase in Cash	(10,331)	(5,234)	10,826
Cash, beginning of the period	10,371	16,345	285
Cash, end of the period	$40	$11,111	$11,111
Supplemental cash flow information
Debt discount	$35,492	$
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

ARKADOS GROUP, INC. & SUBSIDIARIES
 NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Six Months Ended November 30, 2010 and 2009
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

As of May 31, 2010, $18,426,377 of secured debt principal plus interest, of which $5,205,617 is held by related parties is in default, as is $1,031,651 in principal and interest on unsecured notes due June 29, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary remains due to our employees and our accounts payable was approximately $1,959.636 of which $1,656,244 was over 90 days.

As of November 30, 2010, $20,041,076 of secured debt principal plus interest, of which $5,661,716 is held by related parties, is in default, as is $1,055,713 in principal and interest on unsecured notes due June 29, 2009. In addition, as of November 30, 2010, 5,049,903of salary remains due to our employees and our accounts payable was approximately $2,139,379 of which $2,044,929 was over 90 days.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $45 million since inception including a net loss in excess of $11.5 million for the year ended May 31, 2010 and $3.0 million for the six months ended November 30, 2010.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at November 30, 2010 and May 31, 2010 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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
Accounting for Uncertainty of Income Taxes (“FIN 48”) – In June 2006, the Company adopted guidance for  the Financial Accounting Standards Board issued Interpretation , Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses, the adoption of FIN 48 on June 1, 2007 did not have any effect on our financial position, results of operations or cash flows as of November 30, 2010.

j.
Stock Options –.  The Company adopted Guidance for , “Share Based Payments.”  The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying such guidance approximated $101,428, respectively, in additional compensation expense during the six months ended November 30, 2010.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with the guidance for share based payments, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Six Months Ended	For Six Months Ended
	November 30, 2010	November 30, 2009
Risk free interest rate	1.47-2.00%	2.57 - 2.71%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	223-294%

k.	Recently Issued Accounting Pronouncements

All  new and not effective accounting pronouncements have been deemed not to be relevant.

l.	Subsequent Events

The Company evaluates subsequent events for inclusion in the financial statements through the date that the financial statements are available to be issued.

NOTE 3 – REVENUE RECOGNITION

During the three and six month periods ended November 30, 2010 and the same periods of the prior fiscal year, the Company sold and delivered $0 and $0 of chips and $0 and $0, respectively, to customers.  In addition, during the three and six month period ended November 30, 2010 and the same period of the prior fiscal year, the Company recognized revenues related to development contracts in the amounts of approximately $74,238 and $128,411 and

$2,500 and126,006, respectively.  The revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

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

Included in accrued expenses and other liabilities as of November 30, 2010 is unpaid accrued payroll of $5,049,903 (which includes approximately 27 months of payroll for non-executive employees in the amount of $1,346,367 and approximately 35 months of unpaid executive payroll in the amount of $ 2,080,242 and an unpaid bonus of $65,333 due to the Company’s CEO since December 2005 and unpaid expense reimbursement of approximately $55,000 due to executive officers.

Related Party Activities - As of November 30, 2010, the Company has reported a related party payable in the amount of $252,799 which represents funds that were advanced to the Company by three of the Directors of the Company.

In aggregate, $ 5,661,716 of the $20,041,077 of the principal and interest due on the 18% Secured Debentures is due to  related parties

Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,018,576 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010 and November 30, 2010 attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard.

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

NOTE 7 – EQUITY BASED COMPENSATION

Effective June 1, 2005, the Company adopted Guidance for “Accounting for Stock-Based Compensation”. Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2010	17,150,236	$0.30
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2010	17,150,236	$0.30

Information, at date of issuance, regarding stock option grants during the period ended November 30, 2010 is summarized as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Period ended November 30,2010
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	$—	$—
Exercise price is less than market price	—	$—	$—

No stock option grants were made during the six months period ended November 30, 2010

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $ 101,428 of compensation for options vested / earned in the six month period ended November 30, 2010 for employees.   No options were granted during the six month period ended November 30, 2010. Outstanding stock options and warrants are exercisable for three to ten years from the grant date.
The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2010	11,735,004	$0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	716,428,	0.70
Outstanding at November 30, 2010	11,018,576	$0.59

Information, at date of issuance, regarding warrant grants during the period ended November 30, 2010.

	Shares	Weighted- Average Exercise	Weighted- Average Fair Value
Period ended November 30, 2010
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	$—	$—
Exercise price is less than market price	—	$—	$—

No warrants were issued during the quarter ended November 30, 2010.

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement. See “NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES,” above.

Note 8.-SUBSEQUENT EVENTS

On December 22, 2010, certain creditors of the Company, including Andreas Typaldos, the Company’s Chairman, agreed to convert an aggregate $401,000 of unsecured debt into an aggregate 10,025,000 shares of common stock.  The debt due to Mr. Typaldos arose from cash advances previously made to the Company in the form of working capital loans and from unpaid fees under a consulting agreement between the Company and Mr. Typaldos entered into in 2004. The conversion of debt for equity triggers a ratchet adjustment in certain outstanding warrants and secured debentures. The Company is negotiating with the holders of these instruments for a waiver to avoid the unintended consequences of these adjustments.

On December 23, 2010, the Company  entered into an Asset Purchase Agreement (the “APA”) with ST Microelectronics, Inc., a Delaware corporation (“ST”), a wholly owned subsidiary of STMicroelectronics N.V.  The Company pursuant to the APA, also entered into a license agreement granting ST a license to use the Company’s intellectual property assets pending closing of the purchase (the “License”).  Pursuant to the APA , the Sellers agreed to  sell assets used in the Company’s semiconductor business to ST for aggregate consideration of $11 million, of which $7 million was paid on the execution of the APA pursuant to the License and the balance is due at closing. A portion of this payment was applied by the Company to settle approximately $12 million of $20 million of outstanding secured debt and the balance applied to past due salaries and other past due accounts payable. The Company will focus on development, manufacturing, and sales of consumer electronics and Smart Grid products based on power line communication semiconductors. The Company will also continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  At the same time, ST hired most of the Company’s employees, each of whom were engaged in the Company’s semiconductor business.

Pursuant to and simultaneously with the execution of the APA, the Company entered into Settlement and Release agreements with holders of approximately $8 million of secured debt to standstill pending the closing of the transaction contemplated by the APA and to accept approximately $3.5 million in settlement of their claims at such closing.  In addition, the Company entered into standstill agreements with the holders of approximately $2.1 million of unsecured debt. In connection with these releases and those of certain employees, the Company granted rights to the releasing parties that still hold unsecured obligations of the Company which protect such holder from dilution resulting from additional issuance of common stock or common stock equivalents at a price less than $0.04 per share in settlement of debt from the date of the APA to the earlier of closing or termination of the APA.

The transactions were approved on December 22, 2010 by the written consent of 10 holders of the Company’s common stock, whose holdings aggregated 22,173,381 shares and constitute more than a majority of the outstanding shares of the Company’s common stock.  Notice of the action will be given to the non-consenting holders in an Information Statement the Company plans to prepare and file with the Securities and Exchange Commission to comply with the notice requirements of Delaware law as soon as reasonably possible.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the Company’s financial condition and results of operations. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto.  The information is as of November 30, 2010 and does not take into account the transactions or the effects of transactions disclosed in Note 8 to the Notes to Financial Statements included in  Item 1 of this report.

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

As of November 30, 2010, 20,041,077 of secured debt principal plus interest, of which $5,661,716  is held by related parties, is in default, as is 1,055,713 in principal and interest on unsecured notes due June 29, 2009. In addition, as of November 30, 2010, $5,049,903 of salary remains due to our employees and our accounts payable was approximately $2,139,375 of which $ 2,044,929 was over 90 days.

We continue to negotiate with the holders of each class of unsecured debt to settle or convert such debt into equity and thereby facilitate raising additional investor capital. There is no binding commitment on anyone’s part.

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

Arkados Products

We have designed turnkey solutions to be used inside products for both consumers and industry. For example, consumer products can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions.  We offer our customers complete hardware and software design solutions that allow them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

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

Technology

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

The promise of sending digital communications over common power lines is now being realized, and Arkados’ products serve several large and growing markets: retail consumer electronic products, whole-house audio installations, commercial lighting, background music, and intercom installations, smart-grid utility company applications, broadband-over-powerline internet access, and the distribution of internet-based services.

The whole-house audio market category has been particularly active. Arkados’ solutions offer a way to create both retail and custom audio systems combined with more energy efficient lighting with remote control and features and functionality heretofore available only in multi-thousand dollar custom audio installations.  Arkados’ customers include Devolo AG, Channel Vision, IOGEAR, Gigafast, Tatung, and Zinwell.

Two customers in particular, Russound and Nuvo have been marketing their whole-house systems that use the Arkados chips and software. Russound’s Collage system and Nuvo’s Renovia system are selling in the custom installed market with very good reception on performance and reliability from their customers.

These high-end custom audio systems, which address the existing home market (expanding from their primary market target of newly constructed homes), can feature up to 12 separate audio zones and can process a wide range of sources of audio content which can be streamed from any digital or legacy analog music source.

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

Arkados’ solutions are designed to directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel inside a home, to the home, and on the smart grid. We believe that this shift creates demand for new products, and new products will require new types of products that incorporate digital technologies, supporting such functions as communication, application processing, and media rendering.

The HomePlug technology now dominates the marketplace. Market analyst In-Stat forecasted that by 2010, the technology based on HomePlug specifications will hold 85% of the worldwide market for powerline communications. The HomePlug Powerline Alliance has brought together both personal computer and consumer electronics companies on a global scale. Membership in the Alliance has grown to include nearly 70 industry-leading companies. HomePlug Sponsor companies include Atheros, Broadcom, Cisco, Comcast, Duek Energy, GE Energy, Renesas, Spidcom and ST Microelectronics.

Arkados has been an active member of the IEEE, P1901 group which became an approved standard on September 30, 2010 that focused on the development of powerline communication Physical Layer (PHY) and Media Access Control (MAC) specifications. Working with the HomePlug Powerline Alliance, the Arkados team has contributed to the development of a number of specifications that were contributed to the IEEE 1901 standard, and other standard organizations, such as the Telecommunications Industry Association.

Strategic Relationships
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

Research and Development

We concentrate our research and development efforts on the design and development of new products for each of our principal markets. As of November 30, 2010, 12 of our 16 employees are dedicated to research and development, all of whom left our employ as part of the APA with ST.  Research and development expenditures were $2,069,179, $1,987,313, and $1,920,898 in the years ended May 31, 2009, 2008 and 2007, respectively.

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

Our future success may also depend on assisting our customers with integration of software and hardware into their new products, including providing support from the concept stage through design, launch, and production ramp. In this new converged marketplace, we believe the role of the traditional semiconductor provider is changing, and we have positioned ourselves as a platform provider that becomes an integral part of our customer’s product development process. We believe that our focus on application related features and software may contribute to our success.

Competition

Arkados faces strong competition as a solution provider, a technology developer of standards-based powerline technologies, as well as from other technologies also focused on our target markets.  We believe we have had success despite our lack of capital and therefore manpower because of our ability to develop SoC/software solutions that help our customers to create full-featured products that are cost-effective and can be brought to market quickly.

Differentiation of Arkados Solutions

Some manufacturers have attempted to add HomePlug-based chips to their existing products.  This “bolt-on” approach often leads to products that are functional; however, the end product can be very expensive with decreased margins.

Arkados’ solutions offer a completely different approach.  By incorporating a processor and multiple interfaces into the same chip that houses HomePlug communication technology, and by providing application level software that runs on the chip which was developed over the years to optimize streaming of music and video over power line, Arkados presents a more cost-effective and more flexible strategy to bring products to market.

Primary competition for “no new wires” multi-room distribution of audio and video content comes from use of Radio Frequency (RF) technology. In general, the costs using RF technology to distribute content is lower than power line.  However, any type of RF technology have a limitation on range as well as potential for more interference compared to power line communication technology.  Therefore, Arkados, as well as our customers like Russound and Nuvo Technologies, believe that power line communication is more reliable for whole house coverage of distributed multi-media content without rewiring the home with cables.

Business Environment

Markets for our products are highly competitive and we expect that competition will continue to increase. We compete with other solution providers of multi-room distribution of music, video, and data using wireless technologies.

Our competitive strategy has been to provide reliable and cost-effective integrated products bundled with software that is designed to support a turnkey approach for a variety of applications. We believe this approach, coupled with the benefits of powerline communications technology, allows us to effectively compete due the following aspects:

  ●  Due to embedded HomePlug standard technology, we believe our product performance includes unique features such as whole-house connectivity, high throughput, ease of setup, and Quality-of-service mechanisms that preserve a positive end-user experience

  ●  Due to the integration of our system-on-chip and firmware solutions, we believe our potential customers will benefit from quicker time-to-market, a competitive bill-of-materials cost, an enhanced feature set, and lower development costs

  ●  Due to our reliance on international technology standards, we believe our solutions are able comply with regulatory requirements on a global basis.

Since Arkados will no longer be involved in design and selling of semiconductor chips and Arkados will not be selling basic commodity network routers or home Ethernet-to-powerline bridge networking products, we will not compete with large semiconductor or data networking companies.  We face competition from smaller design companies or Original Design Manufacturers (ODMs) who design “connected home” products. Today, most of such companies are using Radio Frequency wireless technologies rather than power line communication products. It is possible that such established players will begin to focus on powerline networking technology, as well as recent or new entrants in the field.

Many of our potential competitors may have substantially greater financial, engineering, manufacturing, marketing, technical, distribution and other resources, broader product lines, greater intellectual property rights, and longer relationships with customers than we have.

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

Results of Operations

We have not had significant revenue from operations since inception and, as of November 30, 2010, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.. During the fiscal year 2006, we paid down a substantial portion of outstanding short term debt and other liabilities and have issued approximately 600,000 shares of our common stock in satisfaction of approximately $406,000 of short term liabilities. During the period from June 1, 2007 to August 31, 2008, we raised $855,000 in cash from advances that were satisfied by issuing 6% secured convertible debentures.  Despite these milestones in improving our financial position, our business plan to aggressively market our chips remains constrained by our limited capital resources.

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

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for development of product samples and software necessary to acquire customers and get the products ready for mass production. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended November 30, 2010 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

In addition to the forgoing, as a result of the License Agreement with ST and related APA, we are developing a plan of financing and need to hire personnel to operate the remaining systems business.  There are no commitments for financing and the remaining purchase price of $4 million under the APA may not be sufficient to complete the settlement of outstanding debt, nor will it fund operations going forward.

Results of Operations

For The Three Months Ended November 30, 2010

During the three month period ended November 30, 2010, we had total revenue of $74,328 compared to $2500 for the same period in 2009.  $74,328 of revenue was related to development agreements with two customers.  As of November 30, 2010, there was approximately $0 in backlog.  Total operating expenses for the three month period ended November 30, 2010 were $535,959 compared to total operating expenses for the same period in fiscal 2009 of $1,238,118.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.

The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended August 31 and the six month period November 30, 2009 in the amounts of $359,399 and $818,310,  respectively.

For The Six Months Ended November 30, 2010

During the six month period ended November 30, 2010, we had total revenue of $128,411, compared to $126,006 for the same period in fiscal 2009. $128,411 of the revenue in the six months ended November 30, 2010 was related to development agreements with three customers as compared with $126,006 of development revenue in the same period ended November 30, 2009 from three customers. Total operating expenses for the six month period ended November 30, 2010 were $1,200,772 compared to total operating expenses for the same period in fiscal 2009 totaling $2,337,033.

The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended August 31, 2009 and the six month period November 30, 2009 in the amounts of $359,399 and $818,310, respectively. Additional penalty interest for the three month and six month periods ended November 30, 2010 were $419,010 and $838,020, respectively.

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

At November 30, 2010, we had $11,000 in cash and negative working capital of $31 million, compared to $6,000 in cash at May 31, 2010. Working capital reflects the short-term maturities of all of the secured 18% convertible debentures.

We began the transition from development stage company in fiscal year ended May 31, 2008 by generating revenue of $855,676 and generated $763,040 of revenue in the fiscal year ended May 31, 2009. During Fiscal 2009, we obtained a second extension of convertible subordinated notes which expired June 30, 2009, obtained a limited waiver of anti-dilution rights held the holders of secured convertible notes to facilitate equity financing, and added Harris Cohen to our board of directors.  As of November 30, 2010, $20,041,077 of secured debt, of which $5,661,716 is held by related parties is in default, as is $1,055,713 principal and interest on unsecured notes.  In addition, as of November 30, 2010, 2009, $5,049,903 of salary remains due to our employees and our accounts payable was approximately $2,139,375 of which $2,044,929 was over 90 days.

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

We have also received indications of interest from potential private and strategic investors concerning the terms and conditions upon which they would make an investment in Arkados, including the terms upon which the secured debt and other debt would have to be compromised and converted for them to make such investments, but there is no binding commitment on anyone’s part to complete the transactions.  Finally, without commitment on anyone’s part, we have discussed converting a substantial portion of past due compensation with our employees if the financing and restructuring of our debt can be completed.  In the absence of financing and debt restructuring, our operations are severely constrained and we may have to suspend operations altogether. In addition, unless the terms of financing and restructuring are acceptable to our general trade creditors, we remain at the risk of creditors filing an involuntary petition pursuant to the U.S. Bankruptcy Code. Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital. If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and for making our chip ready for mass production and we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding will jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers. Pending the completion of these transactions, we are financing operations by issuing bridge notes to investors that would participate in an equity financing if the debt can be restructured.  If the financing proceeds, these investors would be able to make the equity investment in Arkados at a discount of 33% from the price other investors are offered.  In the event the financing is not completed, the bridge notes are due with interest at the annual rate of 8% on January 31, 2010.

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

Our lack of working capital has constrained and can be expected to continue to constrain all aspects of our operations.  As design solutions are completed for existing customers, our need to finance the purchase of samples and inventory will increase.  If we are unable to finance the purchase of samples, we will not be able to acquire customers and fulfill sale commitments and will not be able to recognize revenue on firm orders; such failures will have an adverse impact on our important technical relationships and future marketing efforts.

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

 Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,018,576 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010 and November 30, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Item 4T.  Controls and Procedures.

The Company’s management evaluated, with the participation of the Company’s principal executive and principal financial officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of November 30, 2010. Based on this evaluation, the Company’s principal executive and principal financial officer concluded that the Company’s disclosure controls and procedures were not effective as of November 30, 2010.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s fiscal quarter ended November 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of November 30, 2010. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, management determined that, as of  November 30, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) a lack of segregation of duties to ensure adequate review of financial statement preparation. In light of these material weaknesses, management concluded that, as of May 31, 2010, we did not maintain effective internal control over financial reporting. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 5, a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

The consolidated financial statements as of and for the period ended November 30, 2010 include all adjustments identified as a result of the evaluation performed.

Changes In Internal Control Over Financial Reporting

None

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There has been no material change in any of the matter set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2010 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

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

Dated: January 12, 2010	ARKADOS GROUP, INC.

	By:	/s/ Grant Ogata
Grant Ogata
Acting President and Chief Executive Officer

	By:	/s/ Larry L Crawford
Larry L Crawford, Chief Financial Officer
(Principal Financial and Accounting Officer)