Form 10-K/A
period 2010-05-31
ARKADOS GROUP, INC.
filed 2011-04-04
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
Amendment No. 1

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

87 Fairfield Rd., Fairfield, New Jersey	07004
(Address of principal executive offices)	Zip code

Issuer’s telephone number: (732) 465-9300 Ext. 0

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☒ Yes    ☐ No

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
Yes ☐   No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

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
Yes ☐   No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $1,647,618 on February 28, 2011 (based on $0.057 per share, the closing price on that day).

As of March 30, 2010 the registrant had a total of 45,176,671 shares of Common Stock outstanding.

ARKADOS GROUP, INC.
Amendment No. 1 to Form 10-K Report for the Fiscal Year Ended May 31, 2010

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

EXPLANATORY NOTES

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean Arkados Group, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

This Amendment No. 1 to the Annual Report on Form 10-K of Arkados Group, Inc. contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “ ® ” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.  iPod® is a registered trademark of Apple Computer, Inc.  HomePlug® is a registered trademark of the HomePlug Powerline Alliance, of which Arkados is a member.

We are filing this Amendment No. 1 to our Form 10-K for the year ended May 31, 2010 (“Annual Report”), initially filed on September 14, 2010, in order to respond to certain comments we received from the Securities and Exchange Commission. This amendment does not reflect events occurring after the initial filing of the Form 10-K, except as related to any amended disclosures, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than described in this paragraph.

We are only filing the items of our Annual Report that have been revised in response to the Staff’s comments and all other information in our Annual Report remains unchanged, except for the correction of certain typographical errors. Accordingly, this Amendment should be read in conjunction with our Annual Report. Unless otherwise provided, all information contained in this Amendment is as of September 14, 2010, the original filing date of our Annual Report. This Amendment does not reflect events that have occurred after the filing of the Annual Report and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.

Pursuant to the Rule 12b-15 of the Securities Exchange Act of 1934, currently dated certifications from our principal executive and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are filed or furnished herewith, as applicable.

PART II

ITEM 9A.	CONTROLS AND PROCEDURES

a)    Disclosure Controls and Procedures

        Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of  May 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of May 31, 2010, and due to the material weaknesses in our internal control over financial reporting described in our accompanying Management's Report on Internal Control over Financial Reporting, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective.

b)    Management's Report on Internal Control over Financial Reporting (Under the rules of the SEC, this Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.)

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made in accordance with authorizations of management and directors of the company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our chief executive officer and chief financial officer assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In connection with this assessment, we identified material weaknesses in internal control over financial reporting as of May 31, 2010. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—An Integrated Framework (September 1992). Because of the material weaknesses described below, management concluded that, as of May 31, 2010, our internal control over financial reporting was not effective.

        (1)   Control environment—We did not maintain an effective control environment. The control environment, which is the responsibility of senior management, sets the tone of the organization, influences the control consciousness of its people, and is the foundation for all other components of internal control over financial reporting. Each of the following control environment material weaknesses also contributed to the material weaknesses discussed in items (2) and (3) below. Our control environment was ineffective because of the following material weaknesses:

        (a)   We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience, and training in the application of Generally Accepted Accounting Principles (GAAP) commensurate with our financial reporting requirements and business environment.

         (b)   We did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

        The control environment material weaknesses described above contributed to the material weaknesses related to our monitoring of internal control over financial reporting, period end financial close and reporting, accounting for stock compensation and equity transactions described in items (2) and (3) below.

        (2)   Monitoring of internal control over financial reporting—We did not maintain effective monitoring controls to determine the adequacy of our internal control over financial reporting and related policies and procedures because of the following material weaknesses:

        (a)   Our policies and procedures with respect to the review, supervision and monitoring of our accounting operations throughout the organization were either not designed and in place or not operating effectively.

        (b)   We did not maintain an effective internal control monitoring function. Specifically, there were insufficient policies and procedures to effectively determine the adequacy of our internal control over financial reporting and to monitoring the ongoing effectiveness thereof.

        Each of these material weaknesses relating to the monitoring of our internal control over financial reporting contributed to the material weaknesses described in items (2) and (3) below.

        (3)   Period end financial close and reporting—Due to a pervasive lack of proper segregation of duties within the finance department, we did not establish and maintain effective controls over certain of our period-end financial close and reporting processes because of the following material weaknesses:

        (a)   We did not maintain effective controls over the preparation and review of the interim and annual consolidated financial statements to ensure that we identified and accumulated all required supporting information to ensure the completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.

        (b)   We did not maintain effective controls over the recording of either recurring or non-recurring journal entries. Specifically, effective controls were not designed and implemented to ensure that journal entries were properly prepared with sufficient support or documentation or were reviewed and approved to ensure the accuracy and completeness of the journal entries recorded.

(c)     Changes in Internal Control Over Financial Reporting

        During the quarter ended May 31, 2010, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

(d)    Remediation Plans

       We have insufficient cash or other resources to formulate or implement a plan of remediation.  As of January 31, 2011 we  have one executive officer and, although the board of directors and audit committee have been supportive of plans to seek a qualified Chief Financial Officer and staff, absent financing, there are no resources to do so.  If and when we are able to raise sufficient resources we plan to seek and hire qualified personnel to develop a remedial plan and implement such plan.

       These measures are insufficient to address any of the identified material weaknesses  and material misstatements in our interim or annual financial statements may occur in the future and we to be delinquent in our filings. In addition to adequate financial resources to pay qualified individuals, a key element of our remediation effort is the ability to recruit and retain qualified individuals to support our remediation efforts. In addition to financial constraints, improvement in internal control will be hampered if we can not recruit and retain more qualified professionals. Among other things, any unremediated material weaknesses could result in material post-closing adjustments in future financial statements.

(e)  No Attestation by Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our Management's Report on Internal Control over Financial Reporting was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that, as a consequence of the fiscal year covered by this report ending after December 15, 2007 and before June 15, 2010)  permit us to provide only management's report in this annual report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors, officers and key employees of the Company as of September 14, 2010 were as follows:

Name	Age	Position

Andreas Typaldos**	65	Chairman
William Carson (1)(2)	63	Director
Gennaro Vendome (1)(2)(3)	63	Director
Harris Cohen (1)(3)	44	Director
Oleg Logvinov	47	Director, President and Chief Executive Officer
Larry Crawford	62	Chief Financial Officer, Secretary and Treasurer
Grant Ogata	56	Executive Vice President, Worldwide Operations

(1)
Independent Director as determined in good faith by the Board of Directors to not have a material interestadverse to the Company or which is inconsistent with the standards set forth in the charter of the boardcommittee or committees on which such director serves.

(2)	Member of the Audit Committee.

(3)	Member of the Compensation Committee.

As of  March 31, 2011,Mr. Typaldos is our sole executive officer and Mr. Logvinov is no longer a director. As of March 31, 2011,  Mr. Vendome, in addition to serving as a director, serves as Secretary, which is a ministerial position.

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

Harris Cohen was appointed to the Board of Directors in August 2008 and subsequently to Compensation Committee of the Board of Directors. Mr. Cohen is President of Cooper Barrons, Inc., a private investment firm and hedge fund manager, since 2002.  In 2008, he served as interim General Manager, CFO and consultant to Netanya, Inc, owner of Return to Eden, an organic health food store in Atlanta, Georgia.  From 1997 through 2001, he was Portfolio Manager for the Bear Stearns Small Cap

Mutual Fund and Institutional Funds.  His fund was acknowledged as one of the top five small cap funds over five years based on consistency of outperformance by USA Today.  Before that, he was a Senior Equity Analyst at Furman Selz LLC from 1994-1996.  Mr. Cohen received his MBA from NYU Stern School of Business in 1993.  He graduated from Phillip Crosby’s Quality Management College.  Prior to graduate school , Mr. Cohen worked for Coca-Cola and Barron’s Department Stores.  He received a BBA from the University of Georgia in 1984.

Oleg Logvinov (resigned December, 2011) was appointed President, CEO and a director on August 12, 2004 and has served as President of Arkados since the merger. Prior to the merger, from February 2000 to March 2004, Mr. Logvinov served as Vice President of Engineering and later as President of Enikia LLC. From March 1998 to February 2000, he served as Senior Director of Product Development and System Engineering at OpenCon Systems Inc., a telecommunications software service provider, and later at CyberPath Inc., a venture-funded VoDSL Gateway company spun off by OpenCon Systems Inc. Prior to that, he held senior management positions at NITECH, INC from 1996 to 1998, and CEM, Inc from 1991 to 1996.  Mr. Logvinov holds a masters degree equivalent in electrical engineering from the Technical University of Ukraine (KPI).  He has also worked as a senior research scientist and later research team leader at an R&D laboratory at the Technical University of Ukraine and the Ukraine Department of Energy. Mr. Logvinov is the immediate past president of the HomePlug Powerline Alliance and is currently serving as the Chief Technical Officer of the alliance. Mr. Logvinov is a frequent industry speaker and holds several US patents.

Larry Crawford  (resigned effective January, 2011) Effective October 1, 2008, Mr. Larry Crawford, was appointed Chief Financial Officer, SVP and Secretary of the Arkados Group, Inc.  Immediately prior to this position, Mr. Crawford served as Chief Financial Officer and Executive Vice President of Entech Solar, Inc., a publicly traded solar renewable energy company. Prior to this and beginning in 2001, Mr. Crawford served as CFO and Executive Vice President of Spectrum Group International, Inc., a publicly traded collectibles service company.

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

Grant Ogata (resigned effective February 2011) joined Arkados in March 2007 as Executive Vice President of Worldwide Operations. Mr. Ogata had been working with Arkados in a part-time capacity since September 2006. Mr. Ogata was formerly Vice President of Global Sourcing and Product Development of RadioShack Corporation.  Mr. Ogata has 28 years of experience in the consumer electronics industry.   At RadioShack, Mr. Ogata was responsible for developing hundreds of innovative products, establishing key strategic partners and managing global sourcing and product development offices in Japan, Taiwan, Hong Kong, China and Fort Worth, Texas. Throughout the years, and through a six-year expatriate assignment in Asia, Mr. Ogata gained intricate knowledge and contacts with key consumer electronic manufacturers around the world. He has been instrumental in beginning the transition of Arkados from a research and development company, with solutions for distributing audio and video through power lines, to a commercial enterprise that provides these solutions to top tier companies globally.

Board Meetings

During the fiscal year ended May 31, 2010, our Board of directors held 16 meetings.  Each director attended at least 13 of the meetings (in person or by conference phone) of the Board.  In addition, our Board takes action from time to time by unanimous consent.

Board Committees

Our Board has a standing Audit and Compensation Committee, each of which was formed in June 2007.

The Audit Committee is primarily responsible for overseeing the services performed by our independent registered public accounting firm and evaluating the Company’s accounting policies and its system of internal controls. The Audit Committee is comprised of two people: Messrs. Vendome and Carson, each of whom is an independent director.  The Board of Directors has determined that none of the current directors qualify as an Audit Committee Financial Expert as defined under applicable law, and plans to recruit one at such time as listing standards applicable to the Company requires it and our financial condition permits.

The Compensation Committee is primarily responsible for reviewing the compensation arrangements for the Company’s executive officers, including the Chief Executive Officer, and for administering the Company’s stock option plans. Members of the Compensation Committee are Messrs. Cohen and Vendome .

The charters of the Audit and Compensation Committees have been filed as exhibits to prior reports on Form 10-K filed by us and are incorporated by reference in this filing as an exhibit.

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

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board may do so by writing to Arkados Group, Inc., 220 Old New Brunswick Road, Piscataway, New Jersey 08854.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a Stockholder and must include the Stockholder’s full name, address and a valid telephone number. The name of any specific intended Board recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board’s consideration.

Compensation of Directors

           Our executive officers do not receive compensation for their service as directors. Non-employee directors have not received any compensation from us for their service as directors either in the form of fees, stock or options during the three month period ended May 31, 2010 but are reimbursed for expenses incurred in attending meetings in person. No compensation was paid or accrued for any non-employee director during each of the two fiscal years ended May 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that no person that was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year ended May 31, 2010 . The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2010 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ended May 31, 2010.

Name/ Principal Position	Fiscal Year Ended May 31,	Salary	Deferred Salary Paid	Option Award		All Other Compensation	Total Compensation
Oleg Logvinov (1) President, Chief Executive Officer and Director	2010	$300,000	$0		0	$11,734	$311,734
	2009	$300,000	$37,500		$0	$0	$337,500
	2008	$300,000	$0		$407,912	$65,333	$773,245

Larry Crawford(4)	2010	$200,000	$0		$0	$0	$200,000
Chief Financial Officer(current)	2009	$133,333	$0		$337,800	$0	$471,133
Barbara Kane-Burke(2) Chief Financial Officer (former)
	2009	$45,000	$136,750	$		$15,000	$197,750
	2008	$135,000	$0		$45,000	$0	$180,000

Grant Ogata(3) Executive Vice President, Worldwide Operations	2010	$200,000	$0		$0	$0	$200,000
	2009	$200,000	$62,497		$147,500	$0	$409,997
	2008	$200,000	$0		$101,250	$0	$301,250

(1)	Mr. Logvinov earned a $65,333 bonus in fiscal 2008. $349, 958 of Mr. Logvinov’s 2008 earned salary and bonus was deferred at May 31, 2008.

$91,875 of deferred salary payments from 2004 through 2006 were paid in fiscal 2007. This payment was a consequence of our raising an aggregate of $3 million of financing since June 2004, pursuant to our May 2004 employment agreement with our Chief Executive Officer, $91,875 of deferred salary payments for the period from May 2004 to January 2006 representing 24.5% of his agreed salary for such period. At May 31, 2010, Mr. Logvinov was owed $887,458 of salary and $15,752  for unreimbursed  business related expenses.

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

(2)	Ms. Kane-Burke joined Arkados in January 2007. $99,250 of Ms. Kane-Burke’s 2008 earned salary and bonus was deferred at May 31, 2008.

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

(4)
Options to purchase 1,800,000 shares were granted to Mr. Crawford on October 1, 2008 (in the fiscal year ended May 31, 2009)  in accordance with the terms of his three year employment. Of the 1,800,000 options 600,000 options have an exercise price of $0.22 per share and vest at the rate of 16,666 per month over the term of Mr. Crawford’s employment agreement and 1,200,000 options have an exercise price of $0.25 and vest at the rate of 33,333 per month over the term, if the balance of earned but unpaid salary due to Mr. Crawford equal or exceeds $16,667 on each vesting date. To determine the stock compensation expense of this transaction and the value of the options to include in the table, the Company, in accordance with FASB 123R, measured the value of the option grant as at the date of grant using the Black Scholes method and the assumptions set for the in the Notes to the Consolidated Financial Statements. The 600,000 options with an exercise price of $0.22 had a Black Scholes Grant Date Value of $0.1890 per option and the 1,200,000 options with an exercise price of $0.25 had a Black Scholes Grant Date Value of $0.1870 per option resulting in a combined stock compensation expense in the year fiscal year ended of  $377,800.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)

             There were no grants of Plan Based Awards in the Fiscal Year ended May 31, 2010.

Oleg Logvinov	2/6/2009	1,920,000	(1)	$0.15	$0

Larry Crawford	10/1/2008	600,000	(2)	$0.22	$113,400
	10/1/2008	1,200,000	(2)	$0.25	$224,000

Grant Ogata	2/6/2009	1,162,500	(3)	$0.15	$0
	2/6/2009	250,000	(3)	$0.225	$37,500
	12/15/2008	515,464	(3)	$0.15	$110,000

There were no plan based awards during the fiscal year ended May 31, 2010.

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

(2)              Options to purchase 1,800,000 shares were granted to Mr. Crawford on October 1, 2008 (in the fiscal year ended May 31, 2009)  in accordance with the terms of his three year employment. Of the 1,800,000 options 600,000 options have an exercise price of $0.22 per share and vest at the rate of 16,666 per month over the term of Mr. Crawford’s employment agreement and 1,200,000 options have an exercise price of $0.25 and vest at the rate of 33,333 per month over the term, if the balance of earned but unpaid salary equal or exceeds $16,667 on each vesting date.  To determine the stock compensation expense of this transaction and the Grant Date Fair Value, the Company, in accordance with FASB 123R, measured the value of the option grant as at the date of grant using the Black Scholes method and the assumptions set for the in the Notes to the consolidated financial statements. The 600,000 options with an exercise price of $0.22 had a Black Scholes Grant Date Value of $0.1878 per option and the 1,200,000 options with an exercise price of $0.25 had a Black Scholes Grant Date Value of $0.2134 per option resulting in a combined stock compensation expense in the year fiscal year ended of  $368,747.

OPTION EXERCISES AND STOCK VESTED IN 2010
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting($)
Oleg Logvinov	920,000	$ 18,400.00	0	$ 0

OUTSTANDING EQUITY AWARDS AT 2010 FISCAL YEAR-END
OPTION AWARDS

	Number of securities underlying unexercised options (#) Exercisable		Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned options (#)	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Oleg Logvinov	1,920,000	(1)			$0.15	2/5/2016

Larry Crawford	333,333	(3)		266,667	$0.22	9/30/2015
	666,667	(3)		533,333	$0.25	9/30/2015

Barbara Kane-Burke	200,000	(4)			$0.41	4/172010
	100,000	(4)			$0.40	1/14/2010
	200,000	(4)			$0.30	2/27/2015
Grant Ogata	1,162,500	(5)			$0.15	2/5/2016
	111,111	(6)	138,889		$0.52	2/5/2016
	243,414	(7)	272,050		$0.225	2/27/2015

(1)	Options to Mr. Logvinov vest 50% on date of grant and the remaining 50% vest in the year following date of grant.
(2)	Options granted to Mr. Logvinov were fully vested on the date of grant May 24, 2008
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

Larry Crawford- On October 16, 2008, we entered into a three-year employment agreement with Larry Crawford to serve as CFO from October 1, 2008 to September 30, 2011 at an annual salary of $200,000.  1,800,000 options, exercisable at the fair market value of the Company’s Common Stock as of the date of grant vesting monthly over the three year contract and vesting period. Mr. Crawford’s employment agreement also provides that if his employment is terminated following a “change of control,” he will receive severance pay of two years months of base salary, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.  As of May 31, 2010, we have failed to make payments of $308,334 due to Mr. Crawford for unpaid salary.

Grant Ogata  -. On March 28, 2007, we entered into a two-year employment agreement with Grant Ogata, retaining him as Executive Vice President of Worldwide Operations at an annual salary of $200,000. The agreement provided for a grant of 800,000 options. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at lest 30 days prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  In addition, the Company would be responsible for Mr. Ogata’s COBRA payments for one year unless he is otherwise covered by health insurance The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Ogata. As of May 31, 2010, we have failed to make payments of $513,848 due to Mr. Ogata for unpaid salary, bonus and expenses, giving him the right to terminate on short notice.

Andreas Typaldos – On May 21, 2004, we entered into a three year consulting agreement with Andreas Typaldos, our Chairman.  The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000.  The agreement also provided for a bonus of 10% of the aggregate consideration received by us or our Stockholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.  In September 2007, we agreed to extend the agreement and the bonus opportunity on a month-to-month basis. As of May 31, 2010, the Company owed Mr. Typaldos $525,000 under this agreement.

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

(2)
Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a Ѕ interest; (ii) 4,940,168 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child and (v) 1,075,000 shares held by Mr. Typaldos.  Does not include 15,485,163 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

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

(2)
Andreas Typaldos-Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a Ѕ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child.  Does not include 14,485,163 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days notice.

(3)	Oleg Logvinov-Includes 1,170,000 shares of stock, and 1,920,000 vested options exercisable within 60 days of May 31, 2010.

(4)
Bill Carson-Includes 185,904 shares, 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 120,000 shares which may be acquired within 60 days of May 31, 2010 upon the exercise of outstanding options.

(5)
Gennaro Vendome-Includes 675,015 shares, including 100,000 shares held by his wife, Laura and 120,000 shares which may be acquired upon the exercise of outstanding options and 550,173 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a Ѕ interest.

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

The 6% Secured Debentures are convertible at any time at the option of the holder into shares of our common stock at a price of $0.85 per share, subject to adjustment as set forth therein. If, after the effective date of the registration statement we agreed to file under the Securities Act the closing price for our common stock exceeds $3.40 for any 20 consecutive trading days, we may, within one trading day after the end of such period, require the holders of the 6% Secured Debentures to immediately convert all or part of the then outstanding principal amount of their 6% Secured Debentures.  The terms of the conversion rights also contain certain dilution provisions.

As a result of the Company’s failure to pay the principal amount of the 6% Secured Debentures when due on June 28, 2009, interest has been accruing on the outstanding principal balance at the rate of 18%.  No interest has been paid to anyone on the 6% Secured Debentures, including the holders listed in the above table.  The balances due as of February 28, 2011 (which is also the highest amount outstanding) to the holders listed above are as follows:

Name & Relationship	Balance at February 28, 2011
Cargo Holdings LLC, a limited liability company, owned equally by the wife of Andreas Typaldos and Genarro Verdone, another director	$1,105,896

Andreas Typaldos, our chairman	$2,397,628

Andreas Typaldos Family Limited Partnership, a limited partnership in which our chairman’s wife is sole general partner	$3,290,741

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Approval of Non-audit Services and Fees

The Audit Committee of our Board of Directors is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service and approves a budget for non-audit services for tax filings annually at the time it approves our auditor’s annual engagement. Our Audit Committee pre-approved all of the services provided by our principal accountants in the fiscal years ended May 31, 2009 and 2010.

PART IV

ITEM 15.	EXHIBITS

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	AGREEMENT AND PLAN OF MERGER dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.5	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-K	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

4.8	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended December 15, 2007	8-K	0-27587	4.1	12/12/07

4.9	Form of Common Stock Purchase Warrant, as amended December 15, 2007	8-K	0-27587	4.2	12/12/07

4.10	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended April 2, 2008	8-K	0-27587	4.2	04/08/08

4.11	Form of Request for Extension	8-K	0-27587	4.2	07/22/08

4.12	Form of Extension, Waiver and Conversion Agreement	8-K	0-27587	4.3	07/22/08

4.13	Form of 6% Secured Convertible Debenture due June 28, 2009, as amended August 7, 2008 (convertible at $0.25).	8-K	0-27587	4.1	08/11/08

4.14	Form of New Warrant exercisable at $0.25 per share.	8-K	0-27587	4.2	08/11/08

4.15	Form of warrant exercisable at $0.25 per share until June 30, 2013	8-K	0-27587	4.3	08/11/08

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-K	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-K	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-K	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-K	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49*	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-K	0-27587	10.34	10/10/06

10.50*	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51*	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	10-KSB	0-27587	10.53	9/13/07

10.54	Amendment Agreement dated December 6, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), Cargo Holdings LLC, Crucian Transition, Inc., Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider.	8-K	0-27587	99.1	12/12/07

10.55	Tenth Additional Issuance Agreement dated December 15, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer, Joel C. Schneider, Gennaro Vendome and William H. Carson	8-K	0-27587	99.20	12/22/07

10.56	Waiver and Amendment Agreement dated December 15, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.21	12/22/07

10.57	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	04/08/08

10.58	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	07/22/08

10.59	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	08/11/08

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.	10-K	0-27587	21	09/14/10

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

By:	/s/ Andreas Typaldos
Acting Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 4, 2011	By: /s/ Gennaro Vendome
Gennaro Vendome, Director

Date: April 4, 2011	By: /s/ William Carson
William H. Carson, Director

Date: April 4, 2011	By: /s/ Andreas Typaldos
Andreas Typaldos, Chairman and Acting Chief Executive Officer (and as sole officer de facto principal financial and accounting officer)

Date: April 4, 2011	By: /s/ Harris Cohen
Harris Cohen, Director