Form 10-Q/A
period 2010-08-31
ARKADOS GROUP, INC.
filed 2011-04-04
CIK 1095130

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q
(Amendment No. 1)

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

Arkados Group, Inc.

Amendment No. 1 to
Quarterly Report on Form 10-Q
Quarter Ended August 31, 2010

Table of Contents

PART I—FINANCIAL INFORMATION
Item 4	Controls and Procedures	25
Signatures		27

EXPLANATORY NOTES

As used in this Amendment No. 1 to Report on Form 10-Q, the terms “we”, “our” or “us” mean Arkados Group, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

This Amendment No. 1 to the Report on Form 10-Q of Arkados Group, Inc. contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “ ® ” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.  iPod® is a registered trademark of Apple Computer, Inc.  HomePlug® is a registered trademark of the HomePlug Powerline Alliance, of which Arkados is a member.

We are filing this Amendment No. 1 to our Form 10-Q for the period  ended August 31, 2010 (“Quarterly Report”), initially filed on January 12, 2011, in order to respond to certain comments we received from the Securities and Exchange Commission. This amendment does not reflect events occurring after the initial filing of the Quarterly Report, except as related to any amended disclosures, nor does it modify or update the disclosures and information contained in the Form 10-Q in any way other than described in this paragraph.

We are only filing the items of our  Quarterly Report that have been revised in response to the Staff’s comments and all other information in our Quarterly Report remains unchanged, except for the correction of certain typographical errors. Accordingly, this Amendment should be read in conjunction with our Quarterly Report. Unless otherwise provided, all information contained in this Amendment is as of January 12, 2011 the original filing date of our Annual Report. This Amendment does not reflect events that have occurred after the filing of the Annual Report and does not modify or update the disclosure therein in any way other than as required to reflect the matters set forth herein.

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

The Company filed a Form 8-K Report on December 29, 2010 reporting, among other things, the issuance of 10,250,000 shares of common stock to settle $401,000 of unsecured debt, the entry into a license agreement and asset purchase agreement (“APA) and the settlement of approximately $12.4 million of secured debt (including interest and penalties) for a payment of approximately $5.5 million from the licence fee received, the payment of a substantial portion of unpaid compensation due employees and the resignation and appointment a CEO and director.  As, reported, the Company agreed to  sell assets used in the Company’s semiconductor business to STMicroelectronics for aggregate consideration of $11 million, of which $7 million was paid on the execution of the APA pursuant to the License and the balance is due at closing. The Company will focus on development, manufacturing, and sales of consumer electronics and Smart Grid products based on power line communication semiconductors. The Company will also continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  At the same time, ST hired most of the Company’s employees, each of whom were engaged in the Company’s semiconductor business.   The information contained in this report, except as specifically dated, is as of August 31, 2010 and does not give effect to the changes to the Company’s business or prospects which occurred or may occur as a result of the forgoing.

PART I. FINANCIAL INFORMATION

Item 4.  Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of Novenber 30, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of May 31, 2010.   Management's assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of May 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management's assessment were (i) a lack of sufficient internal accounting personnel having expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) we failed to maintain n effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. . In light of these material weaknesses, management concluded that, as of May 31, 2010, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the quarter ended August 31, 2010, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: April 4, 2011	ARKADOS GROUP, INC.

	By:	/s/ Andreas Typaldos
Acting Chief Executive Officer