Form 10-Q/A
period 2010-11-30
ARKADOS GROUP, INC.
filed 2011-04-04
CIK 1095130

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

We are filing this Amendment No. 1 to our Form 10-Q for the period  ended November 30, 2010 (“Quarterly Report”), initially filed on January 12, 2011, in order to respond to certain comments we received from the Securities and Exchange Commission. This amendment does not reflect events occurring after the initial filing of the Quarterly Report, except as related to any amended disclosures, nor does it modify or update the disclosures and information contained in the Form 10-Q in any way other than described in this paragraph.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        During the quarter ended November 30, 2010, no changes were identified with respect to our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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