Form 10-Q
period 2011-02-28
ARKADOS GROUP, INC.
filed 2011-04-19
CIK 1095130

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: February 28, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____________ to _____________ .

Commission File Number: 0-27587

ARKADOS GROUP, INC.
 (Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-3586087 (I.R.S. Employer Identification No.)
87 Fairfield Rd. Fairfield, NJ 07004 (Address of principal executive offices)
(732) 465-9300 Ext. 0 (Issuer’s telephone number)
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

        The number of the registrant’s shares of common stock outstanding was 44,951,261 as of  April 14, 2011.

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

Arkados Group, Inc.

Quarterly Report on Form 10-Q
Quarter Ended February 28, 2011

Table of Contents

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements	4
	Consolidated Balance Sheets as of February 28, 2011 (UNAUDITED) and May 31, 2010	4
	Consolidated Statements of Operations Cumulative During the Development Stage (March 24, 2004 to February 28, 2011) and for the Three and Nine Months Ended February 28, 2011 and 2010 (UNAUDITED)	5
	Consolidated Statements of Cash Flows – Cumulative During the Development Stage (March 24, 2004 to February 28, 2011) and for the Nine Months Ended February 28, 2011 and 2010 (UNAUDITED)	6
	Notes to Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27
Signatures		28

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,2011 (Unaudited)	May 31,2010
Assets
Current assets

Cash	$157	$16,345

Accounts Receivable	—	7,709

Total current assets	157	24,054

Equipment, net		28,272

Deferred financing expenses, net	—	284,126

Intangible assets, net	—	139,921

Other assets	—	33,768
	$157	$510,141
Liabilities and Stockholders’ Deficiency

Current liabilities:

Accrued expenses and other liabilities	$10,723,954	$9,927,810

Related Party Borrowings	102,512	247,700

Note Payable	1,171,301	1,142,301

Current portion convertible debentures and penalties	4,331,777	16,127,388

Payroll taxes and related penalties and interest payable	936,906	936,906

Total current liabilities	17,266,450	28,382,105

Stockholders’ deficiency

Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding

Common stock, $.0001 par value; 100,000,000 shares authorized 44,951,261 and 34,926,261, respectively, issued and outstanding	4,496	3,493

Additional paid-in capital	23,442,686	22,890,547

Treasury stock	(16,000)	(16,000)

Accumulated Deficit during Development Stage	(40,697,475)	(50,750,004)

Total stockholder’s deficiency	(17,266,293)	(27,871,964)
	$157	$510,141

The accompanying notes to consolidated interim financial statements are an integral part of these consolidated financial statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended February 28, 2010	For the Three Months Ended February 28, 2011	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2011	Cumulative during the Development Stage (March 24, 2004 to February 28, 2011)
Net Sales	$46,346	$6,069	$173,246	$134,480	$3,127,478

Cost of Goods Sold	46,346	6,834	172,352	145,245	2,160,042

Gross Profit	—	(765)	894	(10,765)	967,436

Research and Development Expenses	671,241	90,947	2,030,220	830,294	12,152,200

General and Administrative Expenses	471,637	22,919	1,450,585	474,341	21,125,402

Net Loss From Operations	(1,142,878)	(114,631)	(3,479,911)	(1,315,400)	(32,310,166)

Other Income (Expense)

Sale of License and IP Agreements	—	7,000,000	—	7,000,000	7,000,000

Settlement of Secured Debt	—	6,662,633	—	6,662,633	6,662,631

Interest Expense	(835,611)	(378,000)	(5,919,253)	(2,195,602)	(14,615,134)

Net ( Loss) Income Before Income Taxes	(1,978,489)	13,170,002	(9,399,165)	10,151,631	(33,262,667)

Provision for Income Taxes (Benefit)	—	100,000	—	100,000	(841,562)

(Net Loss)Income	$(1,978,489)	$13,070,002	$(9,399,165)	$10,051,631	$(32,421,105)

(Net Loss) Income per share - Basic	$(0.06)	$0.29	$(0.29)	$0.26

Weighted Average of Common Shares Outstanding - Basic	32,738,697	44,951,261	32,738,697	38,627,928

(Net Loss) Income per share – Fully Diluted	$(0.06)	$0.13	$(0.29)	$0.11

Weighted Average of Common Shares Outstanding - Fully Diluted	32,738,697	100,000,000	32,738,697	100,000,000

The accompanying notes to consolidated interim financial statements are an integral part of these consolidated financial statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended February 28, 2010	For the Nine Months Ended February 28, 2011	Cumulative During the Development Stage (March 24, 2004 to February 28, 2011)
Cash Flows From Operating Activities:
Net Loss	$(9,399,165)	$10,051,629	$(32,421,107)
Adjustments to reconcile net loss to net cash provided by (used) in operating activities
Depreciation and Amortization	63,737	168,193	1,745,915
Common stock and warrants issued for services	1,076,065	551,136	11,653,651
Warrants and beneficial conversion rights with debt	—	—	627,716
Gain on Settlement of Debt	—	(6,762,633)	(6,762,633)
Debt and Interest penalty	(3,670,339)	—	4,683,122
Accounts Receivable	65,023	7,709
Inventory	29,819	—	630
Deferred Expenses	183,891	284,126	958,372
Prepaid and Other assets	20,460	33,768	(47,213)
Payroll Taxes and related penalties and interest payable	—	—	(22,916)
Related Party Payable	—	(85,188)	(85,188)
Accounts Payable and accrued expenses	3,766,844	797,044	10,710,141
Net Cash Provided by (Used) in Operating Activities	(522,987)	5,045,784	(8,959,510)
Cash Flows from Investing Activities:
Purchases of capital expenditures and Patents	—	—	(140,671)
Net Cash Used in Investing Activities	—	—	(140,671)

Cash Provided by Financing Activities:
Loan payable - related party	—	—	1,586,726
Note Payable	513,150	(31,000)	1,296,302
Contribution of capital	—	—	1,232,646
Exercise of stock options		—	23,635
Private Placement	—	—	810,038
Proceeds from Convertible Debt	—	—	1,066,550
Repayment of debt	—	(7,000,000)	(7,469,256)
Proceeds from Notes and LoansPayable		1,969,028	1,969,028
Issuance of Debentures	—	—	9,533,411
Repayment of related party debt	—	—	(949,027)
Net Cash Provided by (Used) in Financing Activities	513,150	(5,061,972)	9,100,053
Net (Decrease) Increase in Cash	(9,838)	(16,188)	(128)
Cash, beginning of the period	10,371	16,345	285
Cash, end of the period	$533	$157	$157

Supplemental cash flow information
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Supplemental non-cash financing activities:
Conversion of debt to equity	$—	$401,000

The accompanying notes to consolidated interim financial statements are an integral part of these consolidated financial statements.

ARKADOS GROUP, INC. & SUBSIDIARIES
NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
Nine Months Ended February 28, 2011 and 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”), a development stage enterprise, is principally engaged in developing and marketing technology and solutions that enable standard electrical wires to carry digital information, such as broadband communication, multimedia, smart energy and smart grid data, and networking.  From May 2004 until December 2011, the Company, through its wholly owned Delaware subsidiary, Arkados, Inc., operated as a  “fabless” semiconductor company, meaning the Company designed and produced semiconductors without owning and operating a fabrication facility.   In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate powerline communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Company, the Companies Arkados, Inc., and Arkados Wireless Technologies, Inc. subsidiaries (collectively, “Arkados”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale.  At the time the Asset Sale is completed, ST US has agreed to license back certain intellectual property to Arkados, Inc. on a non-exclusive basis to facilitate the continuation and expansion of our consumer electronics systems business, support our existing customers and, subject to the settlement of our outstanding debt and obtaining adequate financing (of which there is no assurance), permit us to continue the development and marketing of Smart Grid products based on powerline communication semiconductors.  The Company will also continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  ST US hired substantially all of our engineering and semiconductor employees (including Oleg Logvinov, our former CEO and director), who was engaged in and directed our semiconductor business.

As of May 31, 2010, $18,426,377 of secured debt principal plus interest, of which $6,923,995 is held by related parties, was  in default, as was $1,031,651 in principal and interest on unsecured notes due June 29, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary was due to our employees and our accounts payable was approximately $1,959.636 of which $1,656,244 was over 90 days.

As of February 28, 2011, there was $7,874,003 of secured debt principal plus interest outstanding, almost all of which was held by related parties. This secured debt and accrued interest was in default at February 28, 2011 as is $1,079,381 in principal and interest on unsecured notes due June 29, 2009 and $6,794,622 of principal and interest due on bridge notes.  In addition, as of February 28, 2011, $3,752,815 due to our employees and our accounts payable was approximately $2,016,571, all of which was over 90 days.

Substantially all of the proceeds received pursuant to the License and which will be received at the closing of the Asset Sale, after payment of expenses related to the transactions, have been and will be used to settle approximately $20 million of the Company’s outstanding secured debt issued during the period from December 2004 to August 31, 2008 and in default and pay employees $1.4 million of $5.2 million due to them.  The remainder of the proceeds received by the Company will be used to pay other creditors and expenses incurred in connection with the Asset Sale to the extent funds are available to do so.

As a condition to entering into the Purchase Agreement and the License, ST US required that we have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with secured creditors, the secured creditors agreed to settle the entire amount owed  (approximately $20,000,000), for an aggregate amount of $8,990,225, of which $5,467,548 was paid in December 2010 out of proceeds from the $7,000,000 license fee under the License, and $3,522,667 will be paid at the closing out of proceeds from the Asset Sale.  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’s assets and release Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements.

Under the settlement agreements with our employees, the employees agreed to accept an aggregate of $1,429,941 and an amount of the Company’s common stock to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US.

Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

The Company is negotiating with its outstanding unsecured debt to settle such debt of for cash payments and in many cases for a yet to be determined amount of shares of the Company’s common stock and continues to negotiate with the holders of each class of debt to compromise, extend the due date or convert outstanding debt into equity and thereby facilitate raising additional investor capital for the portion of the Company’s business that may continue. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation – The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred net losses of over $32 million since inception including a net loss in excess of $11.5 million for the year ended May 31, 2010 and a net gain of $10.1 million for the nine months ended , February 28,2011, as a result of a one time event.  Additionally, the Company had a net working capital deficiency and shareholders’ deficiencies at February 28, 2011 and May 31, 2010 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

f.
Income (Loss) Per Share – Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.  Vested stock options and warrants have not been included since there is a net loss and the effect of including these options and warrants would be anti-dilutive for the periods presented, which have losses. For the periods presented which have income we have not been included  22,146,183 of warrants and options, since such warrants and options have exercise prices greater than the current market price of $0.057 a common share. Under the treasury method, the amount of net shares issuable under the adjusted conversion terms of the convertible debt arrangements of 75,485,922 additional shares has been included to the extent such shares have been limited to the amount of the authorized common shares available to be issued, which is 100,000,000 in total. The interest accrued for the convertible debt has been added back for computing the diluted earnings per share in the amounts of $334,000 and $1,002,000 for the three and nine months ended February 28, 2011.

g.
Tax Provision –A tax provision has been accrued for the potential state taxes payable as a result of having insufficient state loss carryforwards available to cover for the debt settlement arrangements culminated due to the past sales of the state losses discussed hereafter, for the year-end May 31, 2011. Otherwise the Company has established a 100% valuation allowance against the deferred tax asset for the lack of taxable income in excess of the debt settlement arrangements.

The Company sold a portion of its State Net Operating Loss carryforwards under the State of New Jersey’s Technology Business Tax Certificate Transfer Program (the Program). The Program allows qualified technology and biotechnology businesses in New Jersey to sell unused amounts of net operating loss carryforwards and defined research and development tax credits for cash. The State renews the Program annually and limits the aggregate proceeds to $10,000,000. We cannot be certain if we will be able to sell any of our remaining or future carryforwards under the Program.

On September 9, 2008, the Company was approved for the sale of its 2008 Net Operating Losses of approximately $4,200,000 under the Program in addition to the sale of its Research and Development Tax Credits.  The actual sale and receipt of funds was received in the first half of December 2008 and has been recorded as a tax benefit in the amount of $441,413

h.
Accounting for Uncertainty of Income Taxes (“FIN 48”) – In June 2006, the Company adopted guidance for  the Financial Accounting Standards Board issued Interpretation , Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Arkados conducts business in the U.S. and, therefore, files U.S. and New Jersey income tax returns. In the normal course of business, the Company is subject to examination by taxing authorities. At present, there are no ongoing audits or unresolved disputes with the various tax authorities with whom the Company files. Given the Company’s substantial net operating loss carryforwards (“NOLs”, which are subject to a full valuation allowance) as well as the historical operating losses.

i.
Stock Options –.  The Company adopted Guidance for , “Share Based Payments.”  The guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying such guidance approximated $152,142 and $1,022,063, respectively, in additional compensation expense during the nine months ended February 28, 2011 and 2010.  Such amount is included general and administrative expenses on the statement of operations.

In accordance with the guidance for share based payments, the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	For Nine Months Ended	For Nine Months Ended
	February 28, 2011	February 28, 2010
Risk free interest rate	1.47-2.00%	2.57 - 2.71%
Expected life	3-5 years	3-5 years
Dividend rate	0.0%	0.00%
Expected volatility	223-294%	223-294%

j.	Recently Issued Accounting Pronouncements

All  new and not effective accounting pronouncements have been deemed not to be relevant.

k.	Subsequent Events

The Company evaluates subsequent events for inclusion in the financial statements through the date that the financial statements are available to be issued. There have been material subsequent events since the quarter ended February 28, 2011 through the date of this filing.

NOTE 3 – REVENUE RECOGNITION

During the three and nine month periods ended February 28, 2011 and the same periods of the prior fiscal year, the Company sold and delivered $0 and $0 of chips, respectively, to customers.  In addition, during the three and nine month period ended February 28, 2011 and the same period of the prior fiscal year, the Company recognized revenues related to development contracts in the amounts of approximately $6,069 and $46,346 and $134,480 and $173,246, respectively.  Revenue was recognized as was an amount for cost of goods sold amount that was calculated based upon the estimated costs the Company incurred to deliver the products.  These costs were, for the most part, related to labor, outside fabrication services, and supplies and materials.

NOTE 4 – CONVERTIBLE DEBENTURES AND RELATED PARTY PAYABLES

2005 6% Convertible Notes - During the period from July 7, 2005 to September 23, 2005, the Company raised $1,066,500 of gross proceeds from the private placement of an aggregate of 10.665 units (the “Units”) each consisting of $100,000 principal amount 6% convertible subordinated promissory notes (the “6% Notes”) and 14,286 detached warrants (the “Warrants”) to purchase a like number of shares of the Company’s common stock, for $0.35 per share.  The Company issued an aggregate of 152,359 Warrants to the purchasers of the Units, which have been valued at $74,802 and will be amortized as interest expense over the term of the 6% Notes.  In addition, the Company issued 238,213 common stock warrants exercisable at $0.65 as part compensation to the placement agent, which have been valued at $111,668 and will be amortized as interest expense along with other expenses of the offering. Both the $0.35 and $0.65 Warrants have a “net exercise” provision that permits the holder to convert the Warrants into shares of the Company’s common stock.  The 6% Notes (1), when issued were due July 7, 2007 with interest at the annual rate of 6% from the date of original issuance (increasing to 12% per annum from an event of default as defined in the 6% Notes); (2) are unsecured obligations of the Company and subordinated to senior secured loans to the Company (if any) from banks, finance companies and similar institutions that extend credit in the regular cause of such institution’s business; (3) are convertible, subject to certain conditions and at two different price levels ($1.125 and $1.575 for a period of twenty trading days following the bid price of common stock closing above $1.50 and $2.50, respectively, for a period of five consecutive trading days), into shares of common stock; and (4) may be redeemed by the Company in certain limited circumstances described below prior to maturity. Since the beneficial conversion feature of the 6% Notes is (at the lowest price) at a price greater than the market price of the stock upon issuance of the 6% Notes, no value has been estimated or recorded for the beneficial conversion feature.

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

On December 15, 2007, $855,000 of related party debt was converted to additional principal of the 6% Secured Debentures on substantially the same terms as the 6% Secured Debentures previously issued by the Company.  The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures.  Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723, respectively for 402,353 short and 402,353 long term warrants issued with these 6% Secured Debentures.

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

As of February 28, 2011, there was $7,874,003 of secured debt principal plus interest outstanding, almost all of which was held by related parties. This secured debt and accrued interest was in default at February 28, 2011 as is $1,079,381 in principal and interest on unsecured notes due June 29, 2009 and $6,794,622 of principal and interest due on bridge notes.

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

Related Party Activities - As of February 28, 2011 the Company has reported a related party payable in the amount of $102,512 which represents funds that were advanced to the Company by two of the Directors of the Company. In aggregate, at February 28, 2011, all of the $7,874,003 of the principal and interest due on the 18% Secured Debentures is due to related parties.

Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,018,576 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010, November 30, 2010 and February 28, 2011attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard.

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

NOTE 6 – DEFERRED FINANCING EXPENSES

The Company capitalizes financing expenses of legal fees, finders fees, value of warrants as extension fees in connection with the related convertible debt financing.  Through November 30, 2010, these expenses were being amortized over the related term of the convertible debt instruments issued in such financing, which approximated two years. As a result of the $7 million in proceeds received from License Sale and Asset Purchase Agreement effective December 23, 2010 and the repayment of certain secured debts, all remaining deferred financing expenses have been written off in the quarter ended February 28, 2011.

NOTE 7 – EQUITY TRANSACTIONS

Effective June 1, 2005, the Company adopted Guidance for “Accounting for Stock-Based Compensation”. Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2010	17,150,236	$0.30
Granted	—	—
Exercised	—	—
Expired or cancelled	240,000	0.40
Outstanding at February 28, 2011	16,910,236	$0.30

No stock option grants were made during the nine months period ended February 28, 2011

The compensation expense attributed to the issuance of the options and warrants is recognized as they vest or are otherwise earned.  The Company has recorded $ 152,142 of compensation for options vested / earned in the nine month period ended February 28, 2011 for employees.   No options were granted during the nine month period ended February 28, 2011. Outstanding stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years. As of February 28, 2011, all granted options have vested.

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2010	11,735,004	$0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	6,499,057	0.70
Outstanding at February 28, 2011	5,235,947	$0.55

No warrants were issued during the nine months ended February 28, 2011.

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

Note 8.-ASSET PURCHASE AGREEMENT AND LICENSE OF COMPANY’S INTELLECTUAL PROPERTY

On December 23, 2010, the Company  entered into an Asset Purchase Agreement (the “APA”) with ST Microelectronics, Inc., a Delaware corporation (“ST”), a wholly owned subsidiary of STMicroelectronics N.V.  The Company pursuant to the APA, also entered into a license agreement granting ST a license to use the Company’s intellectual property assets pending closing of the purchase (the “License”).  Pursuant to the APA , the Sellers agreed to  sell assets used in the Company’s semiconductor business to ST for aggregate consideration of $11 million, of which $7 million was paid on the execution of the APA pursuant to the License and the balance of $4,000,000 which is due at closing; closing is anticipated to be by May 31, 2011.

The remaining $4 million due for the culmination of the aforementioned transaction with ST, has not been recorded as an asset as the items contingent to close remain substantive enough and requires certain pre-defined conditions yet to be completed to be able render the final closing to be eminent. The conditions of substance remaining to be accomplished are; (a) the mailing of Information Statement on Schedule 14C as approved by the Securities and Exchange Commission, (b) releases and settlement agreements with the unsecured creditors for all but $500,000, (c) all Trident debt holders are required to release ST and not sue with regards to any liabilities and (d) signed consents from all third parties to the assignment of contracts.

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

Note 9- UNAUDITED PRO-FORMA FINANCIAL INFORMATION

The following unaudited pro-forma consolidated financial information gives effect to the Asset Sale to ST US pursuant to the Purchase Agreement, and the grant of the License to ST US to use our intellectual property assets included in the Asset Sale pending the closing of such sale.  At the time the Asset Sale is completed, ST US has agreed to license back certain intellectual property to us on a non-exclusive basis, to facilitate the continuation and expansion of our consumer electronics systems business, support our existing customers and, subject to the settlement of our outstanding debt and obtaining adequate financing (of which there is no assurance), permit us to continue the development and marketing of Smart Grid products based on powerline communication semiconductors.  Upon entering into the License and with our consent, ST US hired substantially all of our engineering and semi-conductor employees (including Oleg Logvinov, our former CEO and director), each of whom were engaged in the Arkados’ semiconductor business.

The statements are derived from, and should be read in conjunction with our historical financial statements and notes thereto, as presented in our Annual Report on Form 10K for the year ended May 31, 2010, filed with the SEC on September 14, 2010 and Form 8-K reporst filed since September 14, 2010.

The unaudited pro-forma consolidated financial information is presented for informational purposes only and is based upon estimates made by our management, which are based upon available information and certain assumptions that our management believes are reasonable.  The unaudited  pro-forma financial information is not intended to be indicative of actual results of operations or financial position that would have been achieved had the transaction been consummated as of the beginning of each period indicated above, nor does it purport to indicate results which may be attained in the future.  Actual amounts could differ materially from these estimates.

The pro forma adjustments are based upon available information and certain assumptions that management believes are reasonable in the circumstances.  The unaudited pro forma consolidated financial statements should be read in conjunction with the notes thereto.

As of the date of this Form 10Q filing, Arkados has yet to negotiate settlement agreements with its former employees for the issuance of equity in lieu of the accrued and unpaid compensation and has not received $4 million in cash from ST US pursuant to the Purchase Agreement, both of which are conditions precedent to settlement of debt reflected in the pro forma unaudited financial information that follows.

ARKADOS GROUP, INC.
PRO-FORMA CONSOLIDATED BALANCE SHEET
( Unaudited )

	February 28, 2011
	Historical	Adjustments		Pro Forma
Assets
Current Assets:
	$157	$4,000,000 (3,990,000)	A B	$10,157
Cash
Total Current Assets	157	10,000		10,157
Total Assets	$157	$10,000		$10,157

Liabilities and Stockholders’ Deficiency
Current Liabilities:
Accrued Expenses and Other Liabilities	10,723,954	(4,833,616	)B,C	5,890,338
Related Party Debt	102,512	—		102,512
Notes Payable	1,171,301	—		1,171,301
Convertible Debentures	4,331,777	(3,275,596	)B,C	1,056,181
Payroll Taxes and related interest & penalties	936,906	—		936,906
				—
Total Current Liabilities	17,266,450	(8,109,212)		9,157,238

Stockholders’ Deficency
Common stock, $.0001 par value; 100,000,000 shares authorized, 44,951,261 shares issued and outstanding	4,496	—		4,496
Additional paid-in capital	23,442,686	—		23,442,686
Treasury Stock	(16,000)	—		(16,000)
Accumulated Deficit	(40,697,475)	8,119,212		(32,578,263)
Total Stockholder’s deficiency	(17,266,293)	8,119,212		(9,147,081)
Total Liabilities & Stockholders’ Deficiency	$157	$10,000		$10,157

See notes to unaudited pro-forma consolidated financial information.

ARKADOS GROUP, INC.
PRO-FORMA CONSOLIDATED INCOME STATEMENT
( Unaudited )

	YEAR ENDED MAY 31, 2010
	Historical	Adjustments		Pro Forma

Net Sales	$295,869	$—		$295,869

Cost of Goods Sold	294,593	—		294,593

Gross Profit	1,276	—		1,276

Research and Development Expenses	2,700,413	(2,700,413	)E	—
General and Administrative Expenses	1,958,061	—		1,958,061

Net Loss From Operations	(4,657,198)	2,700,413		(1,956,785)

Interest Income (Expense)	(6,821,032)	6,701,032	D	(120,000)

Net Loss Before Income Taxes	(11,478,230)	9,401,445		(2,076,785)

Provision for Income Taxes	—	—		—

Net Loss	$(11,478,230)	9,401,445		$(2,076,785)

Net Loss per Share-basic and diluted	$(0.35)			$(0.05)

Weighted Average Number if Common
Shares Outstanding-basic and diluted	33,109,791	10,025,000	G	43,134,791

See notes to unaudited pro-forma consolidated financial information.

ARKADOS GROUP, INC.
PRO-FORMA CONSOLIDATED INCOME STATEMENT
( Unaudited )

	Nine Months Ended February 28, 2011
	Historical	Adjustments		Pro Forma

Net Sales	$134,480	$—		$134,480

Cost of Goods Sold	145,245	—		145,245

Gross Profit	(10,765)			(10,765)

Research and Development Expenses	830,294	(830,294	)E	—
General and Administrative Expenses	474,341	—		474,341

Net Loss From Operations	(1,315,400)	830,294	E	(485,106)
Sale of License and IP agreements	7,000,000	4,000,000	A	11,000,000
Settlement of debt	6,662,633	2,348,234	C	9,010,867
Interest Income (Expense)	(2,195,602)	2,105,602	D	(90,000)

Net Income Before Income Taxes	10,151,631	9,284,130		19,435,761
Provision for Income Taxes	(100,000)			(100,000)

Net Income	$10,051,631	9,284,130		$19,335,761

Net Income per Share-Basic	$0.26			$0.50
Weighted Average Number if Common
Shares Outstanding-Basic	38,627,928			38,627,928
Net Income per Share-Fully Diluted	$0.22			$0.42

Weighted Average Number if Common
Shares Outstanding-Fully Diluted	45,599,699			45,599,699

See notes to unaudited pro-forma consolidated financial information.

ARKADOS GROUP, INC.

NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

A)	To record the receipt of the $4 million from the sale of the intellectual property

B)	To record the payment of agreed settlement amounts for secured indebtedness outstanding and amounts to accounts payables. An arbitrary $10,000 of cash was left in the account for ongoing operations.

C)	To record the write off of principal, accrued interest and accrued penalties indebtedness attributed to the secured debt.

D)	To reflect the decreases in interest expense related to the elimination of most of the interest bearing debt at 6%.

E)
To reflect the estimated decreases in the research and development expenses as a result of all the employees but certain administrative personnel being hired by ST US, as well as the facilities being transferred to ST US.  The applicable rent deposit has been relinquished and used to reduce the outstanding rent payable due as well.

F)	No value has been recorded for the licensed technology obtained for the intellectual property Arkados has sold, since Arkados has not established any meaningful sales from such technology.

G)	To reflect the issuance of the issuance of additional equity for existing indebtedness as part of this overall structured transaction.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a development stage enterprise,  principally engaged in developing and marketing technology and solutions that enable standard electrical wires to carry digital information, such as broadband communication, multimedia, smart energy and smart grid data, and networking.  From May 2004 until December 2011, the Company, through our wholly owned Delaware subsidiary, Arkados, Inc., operated as a  “fabless” semiconductor company, meaning we designed and produced semiconductors without owning and operating a fabrication facility.   In December 2010, we entered into an agreement to sell substantially all of the assets used in our business of designing, developing and selling semiconductor products that incorporate powerline communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Company, the Companies Arkados, Inc., and Arkados Wireless Technologies, Inc. subsidiaries (collectively, “Arkados”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time, we granted a license (the “License”) to ST US to use our intellectual property assets included in the Asset Sale pending the closing of such sale.  At the time the Asset Sale is completed, ST US has agreed to license back certain intellectual property to us on a non-exclusive basis to facilitate the continuation and expansion of our consumer electronics systems business, support our existing customers and, subject to the settlement of our outstanding debt and obtaining adequate financing (of which there is no assurance), permit us to continue the development and marketing of Smart Grid products based on powerline communication semiconductors.  We also plan to continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  ST US hired substantially all of our engineering and semiconductor employees (including Oleg Logvinov, our former CEO and director), who was engaged in and directed our semiconductor business.

As of May 31, 2010, $18,426,377 of secured debt principal plus interest, of which $6,923,995 is held by related parties, was  in default, as was $1,031,651 in principal and interest on unsecured notes due June 29, 2009.  In addition, as of May 31, 2010, $4,167,522 of salary was due to our employees and our accounts payable was approximately $1,959.636 of which $1,656,244 was over 90 days.

As of February 28, 2011, there was $7,874,003 of secured debt principal plus interest outstanding, almost all of which was held by related parties. This secured debt and accrued interest was in default at February 28, 2011 as is $1,079,381 in principal and interest on unsecured notes due June 29, 2009 and $1,171,301 of principal and interest due on bridge notes.  In addition, as of February 28, 2011, $3,752,815 due to our employees and our accounts payable was approximately $2,016,571, all of which was over 90 days.

Arkados Products

We designed turnkey solutions to be used inside products for both consumers and industry. For example, consumer products can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions.  We plan to offer complete hardware and software design solutions that allow them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

Market Opportunities

Arkados solutions were offered to the following markets:

●	the retail consumer electronics market and the whole-home custom installation market

●	the smart grid market

●	the subscription services market.

We plan, subject to the settlement of debt and the receipt of adequate financing to continue offering software and integrated hardware solutions in these markets but will no longer design or manufacture semiconductors incorporated into these systems.

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

Plan of  Operation

We have not had significant revenue from operations since inception and, as of February 28, 2011, we are a development stage company with only one employee, our chief executive officer. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders, and from a capital raise to qualified investors through a retail brokerage firm. From December 2005 to December 31, 2007, we sold an aggregate $9,283,461 of 6% secured convertible debentures due December 28, 2008 of which $6,145,884 was purchased by institutional investors, $3,092,577 by our directors and their relatives and $45,000 was issued to settle an equivalent amount of legal fees.

We require additional funding to finance inventory, support operations for the expansion of our systems business discussed above, and the expansion of our management team and sales and marketing organization. I

At the time we entered into the Purchase Agreement and the License, we had entered into agreements to settle or otherwise satisfy approximately$20 million of secured debt and $5,070,510 of payroll and other employee claims (of which $3,640,570 remains to be settled for an unspecified amount of shares of Arkados common stock) which will significantly improve our balance sheet upon completion of the Asset Sale.  After those settlements, we will still owe amounts to unsecured creditors that far exceeds the estimated net proceeds of the Asset Sale.

After paying the settlement amounts that we have committed to as the time of signing the Purchase Agreement and the License and transaction expenses, we estimate that we will have $284,833 remaining from the proceeds of the Asset Sale and the License, less operating expenses that we incur between signing the Purchase Agreement and the closing of the Asset Sale.  Our intention is to further improve our balance sheet and thereby improve our ability to raise capital to pursue our Systems Business after the closing of the Asset Sale, by settling with our remaining creditors, i.e. holders of the Subordinated Notes and Bridge Notes and our vendors to whom we owe money, and as a condition to the closing of the Asset Sale, we must obtain agreements from most of our unsecured creditors acknowledging that ST and its affiliates are not assuming and are not liable for Arkados’s debts or obligations and agreeing to release any claims against ST and its affiliates, if any.  ST US may waive or modify this or any other condition that is not fully satisfied, but is under no obligation to do so. We may enter into further agreements with ST US in order to close the Asset Sale if this condition is not fully satisfied, however, as of the date of this Information Statement, no agreements have been reached.  Any such agreement that affects either the timing or amount of payments to either secured creditors or unsecured creditors that have claims which might impair our ability to convey clear title for any assets to ST US, will require the approval of such creditors, in their sole discretion.

Because we will only have a fraction of the amount of cash required to satisfy our remaining unsecured debt and accounts payable, it is likely that settlements with unsecured creditors will predominately be in the form of Arkados stock or extended payment terms.  Additional settlement agreements with our creditors will be disclosed in future filings with the SEC consistent with our reporting obligations pursuant to SEC rules and regulations.  To the extent such agreements involve the issuance of equity, such settlements will have to either be pursuant to a registration statement filed and effective under the Securities Act of 1933, as amended (the “Securities Act”), or pursuant to one or more exemptions  from such registration such as exemptions for transactions not involving a public offering  under Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder or the statutory exemption set forth in Section 3(a)(9) of the Securities Act for securities exchanged for outstanding securities of the same issuer without the payment of fees to solicit the exchange.   If we are successful in settling all or most of our outstanding debts, we believe that we will be in a much better position to secure additional financing required to pursue the Systems Business that we will retain after the Asset Sale.  We have entered into agreements with several creditors (and expect to enter into more such agreements after the date of this information statement for the issuance of an unspecified amount of shares of our common stock that provides that such creditors will be offered the right to convert their debt remaining after a partial cash payment at the closing of the Asset Sale at the same price any person agrees to convert their debt to equity.  The agreement requires us to additional shares if we convert debt into equity at a lower price per share following their acceptance of such an offer.  Solely for illustrative purposes, if all of the unsecured debt of (estimated at $7.9 million) was exchanged for shares or share equivalents at the rate of $0.036 per share (the actual average reported closing price for the ten trading days ended April 4, 2011), we would be required to issue 219,415,861 shares.  That number of shares exceeds the amount of our currently authorized and unissued shares of common stock and therefore the issuance would be subject to an amendment of our certificate of incorporation to issue such shares or our board of directors authorizing the issuance of a voting convertible preferred stock, with little or no preference to the rights of common stockholders, that automatically converted into common stock upon the due authorization and filing of an amendment authorizing the issuance of  sufficient amount of common stock to satisfy our obligation to issue such shares. Our common stockholders will not receive any proceeds from this transaction.  Our current stockholders will retain their equity interest in Arkados, but will suffer significant dilution as a result of any settlements of debt in exchange for shares of our stock.  The sale will not result in any changes in the rights of our stockholders.

Plans After the Asset Sale

Upon the completion of the Asset Sale, we will have limited ongoing business operations, consisting principally of continuing to support customers that utilize Arkados chips and solutions in consumer products.  We have not yet determined what our strategic direction will be following the consummation of the Asset Sale and are considering the following possible alternatives.

•
Continuing and Expanding the Systems Business.  Depending on our ability to settle outstanding unsecured debt and raise capital following the Asset Sale, we may decide to continue and expand the Systems Business emphasizing the design, marketing and sale of integrated powerline solutions for consumer products such as whole house audio and the development of Smart Grid applications and developing applications that use powerline communications to monitor and control heating and cooling for multiple unit dwellings.

•
Wind Down the Business and Dissolve.  We may decide to cease all of our operations and seek stockholder approval of a plan of liquidation and dissolution so that we may liquidate all of our remaining assets, pay our known liabilities, distribute any remaining cash on hand and dissolve.

•	Seek Bankruptcy Protection. We may elect to seek protection under bankruptcy laws after the closing of the Asset Sale as a means of liquidating our remaining assets and paying our creditors.

At this time, we cannot predict which (if any) of these options we will pursue, although, as mentioned above, we are hopeful that we can obtain further financing to continue the Systems Business.  Whichever option we ultimately decide to pursue, we anticipate setting aside a portion of the proceeds from the Asset Sale for potential expenses in connection with a wind down of our business.

Our board of directors will have sole authority and discretion with respect to which of the above options or other options we will pursue.  The determination will in large part be determined by the availability of financing and what success we have in settling our remaining debt.  Accordingly, except in the case of a distribution as part of a plan of liquidation and dissolution, as required by Delaware law, no additional or subsequent vote of the stockholders will be required to approve any such distribution.

Results of Operations

For The Three Months Ended February 28, 2011

During the three month period ended February 28, 2011, we had total revenue of $6,069 compared to $46,346 for the same period in 2010.    As of February 28, 2011, there was approximately $0 in backlog.  Total operating expenses for the three month period ended February 28, 2011 were $113,866 compared to total operating expenses for the same period in fiscal 2010 of $1,142,879.  In both periods, the most significant expenses were personnel, professional fees and research related expenses.   The reduction in operating expenses is due principally to ST US hiring substantially all employees engaged in our microprocessor business and the resignation of our other executive officers.

The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended August 31 and the nine month period February 28, 2010 in the amounts of $359,399 and $1,990,890, respectively.

We recognized the receipt of the $7 million license fee in the three month and nine month period ended February 28, 2011, as well as $6,662,633 of income from the reduction of secured debt in excess of the $ 5,467,548 paid to settle such debt.

For The Nine Months Ended February 28, 2011

During the nine month period ended February 28, 2011, we had total revenue of $134,480, compared to $173,246 for the same period in fiscal 2010. $134,480 of the revenue in the nine months ended February 28, 2011 was related to development agreements with two customers as compared with $173,246 of development revenue in the same period ended February 28, 2010 from two customers. Total operating expenses for the nine month period ended February 28, 2011 were $1,304,635 compared to total operating expenses for the same period in fiscal 2010 totaling $3,480,805. The Company failed to pay the interest and principal due on the Secured Debentures on the extended due date of June 30, 2009. As a result, the principal obligation increased to 130% of the principal balance resulting in a default penalty of $3,622,083 booked in the quarter ended August 31, 2009 and additional penalty interest at 18% per annum for the quarter ended August 31, 2009 and the nine month period February 28, 2010 in the amounts of $737,753 and $1,972,619,  respectively. Additional penalty interest for the three month and nine month periods ended February 28, 2011 were $378,000 and $1,993,779, respectively.

We recognized the receipt of the $7 million license fee in the three month and nine month period ended February 28, 2011, as well as $6,662,633 of income from the reduction of secured debt in excess of the $ 5,467,548 paid to settle such debt.

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

At February 28, 2011, we had $157 in cash and negative working capital of $17.3 million, compared to $16,345 in cash and negative working capital of $28.4 at May 31, 2010. Working capital reflects the short-term maturities of all of the secured 18% convertible debentures.  The significant reduction of our working capital deficit resulted from the receipt of $ 7.0 million of proceeds from the License and the application of $ 5,467,548 if such proceeds to settle $12,399,188 of secured debt.

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

We continue to seek financing to meet the commitments either in the form of the sale of equity, additional secured or unsecured debt and any combination of the foregoing, as well as have discussion with all of our creditors to settle the debt for partial payment, shares of our common stock or a combination thereof.  There is no assurance sufficient financing to meet these commitments will be available, and, if they are not met, our business could be suspended or, upon a material default in our obligations to the holders of our convertible secured debt, face the acceleration of our obligations and the seizure of our assets to satisfy the debt.

 Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2011.

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

Derivative Liabilities

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,018,576 of warrants with exercise reset provisions, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at August 31, 2010 and November 30, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures.

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of February 28, 2011, our sole executive officer (who serves as our Chief Executive Officer and Principal Financial Officer) concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

In connection with the preparation of our annual financial statements, our management performed an assessment of the effectiveness of internal control over financial reporting as of May 31, 2010.   Management’s assessment included an evaluation of the design of our internal control over financial reporting and the operational effectiveness of those controls. Based on this evaluation, management determined that, as of May 31, 2010, there were material weaknesses in our internal control over financial reporting. The material weaknesses identified during management’s assessment were (i) a lack of sufficient internal accounting personnel having expertise to provide reasonable assurance that our financial statements and notes thereto, are prepared in accordance with generally accepted accounting principles (GAAP) and (ii) we failed to maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks. In light of these material weaknesses, management concluded that, as of May 31, 2010, we did not maintain effective internal control over financial reporting. As defined by Regulation S-X, Rule 1-02(a)(4), a material weakness is a deficiency or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have insufficient cash or other resources to formulate or implement a plan of remediation.  As of January 31, 2011 we  have one executive officer and, although the board of directors and audit committee have been supportive of plans to seek a qualified Chief Financial Officer and staff, in the past, absent financing, there are no resources to do so.  If and when we are able to raise sufficient resources we plan to seek and hire qualified personnel to develop a remedial plan and implement such plan.

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

Changes In Internal Control Over Financial Reporting

During the period ended February 28, 2011, our chief financial officer resigned and we no longer have a part-time bookkeeper.  The responsibilities of chief financial officer were assumed de facto by our sole executive officer Andreas Typaldos.  While we plan to recruit a qualified chief financial officer and staff with appropriate qualifications and experience, these changes are likely to have a material adverse effect on our internal and disclosure controls.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2010 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2010 which could materially affect our business, financial condition or future results.   Further, as a result of the Purchase Agreement and License Agreement with ST US, as well as the departure of all of our employees the following should be considered significant risks of any investment in the our company:

Uncertain Business Plan.  Although we plan to continue the development of our Systems Business, the viability are developing a plan of financing and need to hire personnel to operate  the remaining systems business.  There are no commitments for financing and the $4 million of potential proceed from the Asset Purchase is not sufficient to complete the settlement of outstanding debt or fund operations.

Lack of Qualified Personnel. We currently only have one part time executive officer, our Acting CEO, and do not have either candidates for executive or line positions to manage the company, operate our Systems Business or take additional actions to finance the company and settle outstanding unsecured debt.  In addition we lat the financial resources to recruit and hire such persons.  We believe that certain software consulting services will be available from arms length vendors to provide services to our existing customers but, but in the absence of significant debt settlements and financing will not be able to engage them.  Accordingly, we may not be able to continue our Systems Business or make strategic changes to our business plans.

Uncertainty with Respect to Closing the Asset Sale.  The closing of the Asset Sale remains subject to conditions including obtaining the acknowledgment by the holders of most of our outstanding unsecured debt that ST US has not assumed any liability for any of our obligations and the mailing of an Information Statements concerning the Asset Purchase to our stockholders that are not part of the holders that approved the Asset Purchase by written consent.  As of April 18, 2011 we lack the financial resources to pay for the printing and mailing.  If this disability hinders to closing of the Asset Sale, the remaining secured creditors could foreclose upon and take all assets of our company and any investment in the company would be worthless.

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

Dated: April 19, 2011	ARKADOS GROUP, INC.

	By:	/s/ Andreas Typaldos
Andreas Typaldos
Acting President and Chief Executive Officer
(chief executive and financial officer)