Form 10-K
period 2012-05-31
ARKADOS GROUP, INC.
filed 2013-08-30
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended May 31, 2012 and May 31, 2011

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number:  0-27587

ARKADOS GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

211 Warren Street, Suite 320, Newark, New Jersey	07103
(Address of principal executive offices)	Zip code

Issuer's telephone number: (862) 373-1988

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($.05) at which the common equity was last sold on August 23, 2013 was $2,444,923.

The number of shares of common stock outstanding as of the latest practicable date, August 23, 2013, was 48,898,474.

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

ARKADOS GROUP, INC.

FISCAL 2011/12 FORM 10-K

ii

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean Arkados Group, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

NOTE RE: FILING OF COMPREHENSIVE 10-K

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2012 (the period ending for this report) during which substantially all of its assets were acquired by STMicroelectronics as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. Since then, the Company has been delinquent on its reporting. During the period of restructuring following the asset sale, the Company had minimal operations, but has plans to pursue a different course of operations. The Company is filing this comprehensive 10-K for the Fiscal Year ended May 31, 2012 that will include information covering the Fiscal Year ended May 31, 2011.

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

NOTE RE: CERTAIN MARKS

This Annual Report on Form 10-K contains registered and unregistered trademarks of Arkados Group, Inc and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “ ® ” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.   HomePlug® is a registered trademark of the HomePlug Powerline Alliance.

iii

PART I

ITEM 1. BUSINESS

General

The registrant, Arkados Group, Inc., was incorporated in the State of Delaware in 1998. We conduct our business activities principally through Arkados, Inc., which is a wholly owned subsidiary. In September 2006, we changed our corporate name from CDKnet.com, Inc., to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary.

We were an early adopter in the powerline communication space, and experienced in home automation. Our Arkados, Inc. subsidiary was a member of the HomePlug Powerline Alliance, an independent trade organization which has developed global specifications for high-speed powerline communications, the world's leading professional association for the advancement of technology.

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2012 (the period ending for this report) during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. Following December 23, 2010, the Company had minimal operations but also attempted to develop a plan to pursue a different course of operations.

During the period covered by this report through December 23, 2010 (i.e. the date of the Asset Sale), we were principally engaged in developing and marketing technology and solutions enabling broadband communication, multimedia, and networking over standard household electrical lines. Most recently (i.e. following January, 2013), Arkados has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart home applications primarily in the areas of energy management, home health care, smart appliances and home security and entertainment.

Our executive offices are currently located at 211 Warren Street, Suite 320, Newark, New Jersey 07103. We can be reached at our principal offices by telephone at (862) 373-1988. Our website is www.arkadosgroup.com.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our fiscal 2012/2011 (comprehensive) Form 10-K may also be obtained without charge by mailing a request to us at 211 Warren Street, Suite 320, Newark, New Jersey 07103 or by calling us at (862) 373-1988.

Overview

Business

Pre-Asset Sale

Prior to December 23, 2010, Arkados provided both hardware and software engines for a wide variety of products that enable high-speed digital transmission of music, movies, video, voice, smart grid applications, and broadband data over the existing infrastructure of electrical power lines. By combining our system-on-chip (SoC) semiconductors with software and hardware platform designs, our solutions addressed diverse target markets in a number of growing market categories. Our turnkey solutions were designed to be used inside products for both consumers and industry. For example, consumer products can use Arkados solutions as part of a connected home entertainment and computing network, while industry can implement Arkados solutions as a part of a utility company’s “smart grid” and “green energy” solutions. Arkados operated primarily as a “fabless” semiconductor company, meaning we designed semiconductors without the capital requirements of owning and operating a fabrication facility; Arkados semiconductors were made from our designs by independent fabricators.  We offered our customers complete hardware and software design solutions that allow them to build devices that will distribute audio, video, voice, and data content throughout the whole house, building, or “smart-grid” infrastructure.

Arkados had a rich history in the home networking and broadband networking markets since its inception. In 1999, Arkados developed a prototype of the first-ever 10Mbps powerline technology, delivered the first industry powerline communication testing tool in 2001 and was among the pioneers of powerline communications (PLC) and a founding member of the HomePlug Alliance, an leading industry-wide alliance for the development and adoption of standards for powerline communications. In addition, Arkados has achieved several distinguishing awards, including having products being named “Best of the Best” at the International Computer Electronics Show in 2008 and 2009.

Due to capital constraints during the economic downturn, Arkados made a strategic decision to sell its semiconductor business and on December 23, 2010, entered into an asset purchase agreement with STMicroelectronics (“STM”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This resulted in the sale of a substantial portion of our intellectual property assets for cash as well as a license back from STM for that technology. The plan was to make the product design and software development segments of the business the primary focus.

Post-Asset Sale

Following the December 23, 2010 Asset Sale, the Company engaged in the process of finalizing settlement and release agreements with its secured creditors, other noteholders, former employees and its other unsecured creditors. As a result of the Asset Sale and our restructuring, we reached settlement on approximately $11,817,481 of our pre-existing debt, which has been either released or converted to a right to receive common stock of the Company.

During this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors and did not materially pursue plans to shift its primary business operation focus to product design. Arkados had no employees and did not produce any products or services during the period following December 23, 2010 through May 31, 2012, the end of the period described in this report.

Recent Announcements

There have been no public announcements within the two-year period preceding the date of this report.

Dependence on Financing Activities

While we did generate revenue during fiscal year 2011 ending with the asset sale on December 23, 2010, we were dependent on outside sources of financing to continue the development of our semiconductors and software, and to further support sales. For the remainder of fiscal year 2011 (December 24, 2010 through May 31, 2011) and the entirety of fiscal year 2012 (ending May 31, 2012), we did not generate any revenue and were completely dependent on financing by former officers, directors, investors and related parties.

In December 2010, the Company satisfied certain conditions precedent to the signing of the Asset Purchase Agreement by agreeing to pay an aggregate of $53,132.89 to 11 holders of unsecured debt in the amount of $2,395,432 and obtained such holders’ acknowledgements that ST and its affiliates had no potential liability to such holders on account of any prior dealings of such creditor with the Company. On June 24, 2011, eight (8) of the holders party to such agreements subscribed to an aggregate of 5,158,164 shares of the Company’s common stock and directed ST to deliver the proceeds due to them pursuant to the agreements executed in December, 2010 in connection with the Asset Sale from the Company’s proceeds from the transactions contemplated by the Asset Purchase Agreement to the Company in satisfaction of their subscriptions. The issuance of shares of common stock pursuant to the subscription agreements is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

On June 24, 2011 the Company effective at the closing of the transactions contemplated by the Asset Purchase Agreement memorializing the Asset Sale, settled approximately $1,103,000 of unsecured debt in the form of 6% Convertible Subordinated Notes Due June 30 And July 7, 2007 (the “Convertible Notes”) for a combination of cash and warrants or in exchange for the Company’s agreement to issue shares of its common stock at the rate of one share for each $0.04 of principal and interest exchanged. The Company agreed to exchange 11,706,692 shares of common stock for Convertible Notes representing principal and interest of approximately $444,000 and settled the balance for cash payments of $78,500 and 853,915 warrants expiring May 31, 2014 to purchase shares of the Company’s common stock for $0.0659 per share. The exercise price and number of warrants was determined by dividing the amount of unpaid principal remaining due to the holders of convertible debentures settling for cash by the average of the reporting closing prices of the Company’s common stock for the 10 trading days ending three trading days after the closing of the APA. The issuance of shares of the Company’s common stock is claimed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) for exchanges of securities of the same issuer without payment of solicitation fees and Section 4(2) for sales not involving a public offering. The issuance of the warrants is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

After June 24, 2011 and through May 31, 2012, any additional financing of operating expenses occurred through short-term loans and no securities (either debt or equity) were issued for such financing.

Industry Background

Pre-Asset Sale

Arkados’ business focused on being a fabless semiconductor company that developed comprehensive platform solutions, including system-on-chip (SoC) semiconductors, and firmware and software for manufacturers of networked multimedia appliances and feature-rich networking devices. Our platform solutions were designed to enable a systems-based approach to networking and would allow our customers to build products that are simple and intuitive to install, and easy to operate with intuitive and customizable user interfaces.

Music, movies, the electrical “smart grid”, and a wide range of communication services were experiencing a fundamental shift. The distribution of content to products, and in some cases the products themselves, began to transition from traditional methods. Digital content required a new digital distribution model. Arkados’ solutions were designed to directly address this opportunity by enabling electrical power sockets to be turned into high-speed network ports, thereby providing a high-speed pathway through which digital information can travel inside a home, to the home, and on the smart grid. This shift is the basis of the belief that demand for new products would be created, and new products will require new types of semiconductors that incorporate digital technologies, supporting such functions as communication, application processing, and media rendering.

Our ArkTIC® family of turnkey hardware and software solutions was designed to address these requirements. In particular, Arkados implemented a method that uses power lines as a pathway for digital information, allowing end users to truly achieve “plug-and-play” simplicity without the hassles of custom-installed networks, or the problems associated with wireless solutions such as dropouts, unreliable coverage, and security issues.

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

Arkados worked in significant ways to develop the HomePlug specifications including in-home technologies (HomePlug 1.0, HomePlug AV, and HomePlug AV2), to-the-home technologies ( HomePlug BPL for broadband over powerline), and HomePlug Command &Control (C&C) and HomePlug GP (“Green PHY”) for low-speed command and control and Smart Grid applications.

Members of the Arkados team held leadership positions in the Alliance and in several HomePlug working groups.

Post-Asset Sale

While endeavoring to restructure the Company following the Asset Sale and settle obligations as a result of the Asset Sale, we retained the ability to pursue key elements of our software and platform solutions.

Electric meters with enhanced communication capabilities—an essential component of the smart grid—are becoming more prevalent. In 2011, more than 23% of all U.S. electrical customers had smart meters. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity.

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and is the gateway to the HAN. From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to the WAN and implementing demand response protocols.

Our Products and Services

Pre-Asset Sale

Solutions from our ArkTIC family of converged multimedia and networking solutions targeted data-, audio-, photo-, and video-enabled networked multimedia appliances and networking devices.

The ArkTIC family was a portfolio of turnkey hardware and software solutions that enable OEMs and ODMs to quickly develop digitally networked consumer electronic products with a competitive cost structure to address this rapidly developing market. Among other networking interfaces, the first member of the ArkTIC family supports a powerline communication interface based on the HomePlug Powerline Specification 1.0.1, and our next chip will support HomePlug AV.

Post-Asset Sale

During the period covered by this report, our focus was primarily upon achieving settlement and restructuring of our existing debt and therefore, we did not pursue, in any material way, the plans to pursue key elements of our software and platform solutions.

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for home automation services.

Manufacturing

As a result of the Asset Sale to ST Microelectronics in 2010, we are no longer involved in manufacturing.

Research and Development

Research and development activities were important to our manufacturing operations prior to the Asset Sale. While we may engage in certain activities in pursuit of home automation services plans, no such activity existed post-Asset Sale through the end of the period covered by this report.

Patents, Licenses and Trademarks

All of our prior patents were sold to ST Microelectronics as part of the Asset Sale in December, 2010. We entered into a License Agreement for the patents that were sold to ST Microelectronics.

License of Patents from STMicroelectronics

On June 24, 2011, in connection with the Asset Sale, we entered into a worldwide, non-exclusive, non-sublicensable, non-transferable, fully paid up license with STMicroelectronics (the “License”) to make, have made, use, sell, offer to sell, import, export, and distribute products or services with respect to patents for the networking and multimedia adapter for power outlets and method and system for audio distribution in installations where wiring is preferred, as more fully described in Schedule A to the License (the “Scheduled Intellectual Property”), solely within the field of the Systems Business. The “Systems Business” is defined in the License as services relating to the system design and the integration of semiconductor products into integrated products of other manufacturers, including providing consulting services relating thereto, and specifically excludes design, development or sale of semiconductor products, platforms or services that compete with STMicroelectronics’ business.

The term of the license is indefinite, ending only if STMicroelectronics ceases to own any protectable rights in the Scheduled Intellectual Property, or if there is a breach of the License or, at the option of Arkados (upon giving 60 days’ notice to STMicroelectronics), or in the event of Arkados’ bankruptcy, insolvency, reorganization, liquidation, dissolution, winding-up, or similar events.

As part of our future plans for home automation services, we anticipate continuing to pursue development of patents for our software solutions, many of which will be based, wholly or in part on the License.

Competition

Pre-Asset Sale

Arkados faced intense competition as a solution provider, a technology developer of standards-based powerline technologies, as well as from other technologies also focused on our target markets.   We faced competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with HomePlug Alliance specifications, while other competitors’ products are based on proprietary technologies. Immediate key competitors in the HomePlug powerline networking portion include Afa Technologies, Coppergate, Gigle Semiconductor, Intellon Corporation (which entered into an Agreement and Plan of Merger with Atheros Communications, Inc. in September, 2009), Maxim Integrated Products Inc., and SPiDCOM .  DS2 and Panasonic build ICs that are incompatible with the HomePlug standard.

As a former provider of powerline home connectivity integrated circuits, we faced additional competition from other home connectivity technologies such as twisted pair cable, coaxial cable and wireless media.

Post-Asset Sale

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with existing standards and specifications, while other competitors’ products are based on proprietary technologies. Key competitors include companies such as Tendril, Greenbox Technology and Echelon

Sales and Marketing

Pre-Asset Sale

Prior to the Asset Sale, we sold our solutions and products worldwide using the following channels:

•	Sales and marketing partnerships with established companies.

•	Advanced development partnerships with strategic customers.

Our marketing consisted of various programs that help create awareness and promote the benefits of our various and the value of our technology to our target industries. Much of the marketing was handled through press releases, website, involvement in trade shows and conferences, working through industry organizations, press interview opportunities, placed articles, newsletters, white papers, and through interpersonal relationships developed through numerous methods. We had, at times, hired agencies to assist with specialized functions. Our marketing efforts prior to the Asset Sale, however, were not only challenged by our inability to finance these activities but by the markets awareness of our precarious financial position.

Post-Asset Sale

We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationhips with Tatung and STMicroelectronics, we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

Regulatory Environment

Pre-Asset Sale

Prior to the Asset Sale, while not directly subject to national and international regulation for our products, it was in the best interest of the company to ensure adherence to such regulations to facilitate sales of those products. For example, our customers’ products, which contained our solutions for powerline communications technology were required to adhere to regulations about transmission power, permissible frequencies of operation and electromagnetic interference (EMI) for both U.S. and foreign governments. In some countries, certification tests must be performed to ensure a vendor’s products comply with the regulations. While it was our customers that were responsible to obtain certifications relating to these products, we needed to ensure adherence to international regulations.

The Federal Communications Commission (FCC) administers regulations in the United States. Our solutions were unlicensed devices in the U.S.A. and received no regulatory protection from interference from other devices and may not cause any harmful interference to licensed devices. Those who operate unlicensed devices must stop using a device when the FCC declares that the device is causing harmful interference. Products that were using our solutions over power lines both inside and outside the home were FCC-regulated and must comply with radiated emission limits and various other technical standards.

Outside of the United States, the International Electrotechnical Commission, International Special Committee on Radio Interference (IEC/CISPR) was the primary authority. IEC member states import IEC/CISPR standards into their own national laws either in whole or in part. Powerline communications regulations are based upon specific country requirements. In some countries, regulations may limit the use of powerline communications in certain circumstances or to certain power levels or frequency bands.

Before products can be sold, most countries require electronic products to comply with safety testing or to be certified. While it was our customers who are responsible to obtain certifications, we need to ensure adherence to international regulations.

Regulations and their enforcement and interpretation varies between countries. Regulatory change or certification methodologies may require a redesign of products containing our solutions. At its most severe, regulatory changes could terminate the use of products already in the marketplace.

Post-Asset Sale

As they are developed, we intend to market our services internationally as well as throughout the United States.

While we do not anticipate being subject to regulation of our services, we will endeavor to make those determinations as part of our strategic plans.

Backlog

Following the Asset Sale and through May 31, 2012, we did not engage in manufacturing and had no backlog of orders.

Employees

Prior to the Asset Sale, the majority (10) of our full time employees were engaged in research, development, engineering with the remainder being divided to marketing and administration.

As of May 31, 2011, we had no full-time employees Likewise, as of May 31, 2012, we had no full-time employees.

During the relevant period, we relied exclusively upon the services of independent contractors, both at the executive and administrative levels.

As of May 31, 2012, we had not reached settlements with respect to $3,621,768 in compensation to our former employees. None of our former employees were parties to collective bargaining agreements.

Following the Asset Sale, our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel.

ITEM 1A. RISK FACTORS

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

Because we were previously delinquent in our reporting obligations, this report contains certain statements relating to historical events and financial performance of our company. Please note that the risk factors stated below are those that, at the time of the filing of this report we believe are related to our ongoing operations and not necessarily to those operations reflected in the financial statements included in this report.

Risks Related to Our Financial Condition

Dependence on financing.

Since we are not generating significant revenue compared to our operating expenses, we are dependent on outside sources of financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.

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

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Currently we have retained the services of a full-time Chief Executive Officer but have not retained other management or other full-time staff and rely almost exclusively on outside independent contractors to meet our operational and development needs. Any inability or postponement in retaining full-time staff could result in delays in development or fulfillment of any current strategic and operational plans.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2012 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2012. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

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

We have not generated significant revenue from our principal intended activities and we have been dependent on a small number of customers for substantially all of our revenue.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Terrence DeFranco	Chairman of the Board

Terrence DeFranco	President, CEO and a Director

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our executive offices are located at 211 Warren Street, Suite 320, Newark, New Jersey 07103. The facility is approximately 500 square feet, occupied pursuant to a lease that is on a month-to-month basis.

All leases for other offices used by us in the past have expired and were not renewed.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUMBISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “AKDSE.OB.” Subject to our maintaining eligibility for such quotations under NASD Rule 6530,1 following the filing of this report, our common stock will be quoted under the symbol “AKDS.OB.”

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2012 and May 31, 2011 which information was provided by NASDAQ Trading and Market Services.

Fiscal Year ended May 31, 2012

	High Bid	Low Bid
Quarter ended:

May 31, 2012	$0.035	$0.002
February 29, 2012	$0.05	$0.025
November 30, 2011	$0.056	$0.015
August 31, 2011	$0.10	$0.025

Fiscal Year ended May 31, 2011

	High Bid	Low Bid
Quarter ended:

May 31, 2011	$0.105	$0.025
February 28, 2011	$0.07	$0.0295
November 30, 2010	$0.05	$0.035
August 31, 2010	$0.12	$0.04

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of May 31, 2012 we had 225 stockholders of record of our common stock.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. Prior to the Asset Sale, the terms of the $12,013,612 principal and interest Secured Debentures prohibit our payment of any cash dividends or distributions without the consent of the holders of 60% of the principal amount outstanding at the time of such dividend or distribution. These Secured Debentures were terminated and released in conjunction with the Asset Sale. As of the date of this report, we do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

1 For a security to be eligible for quotation on the OTCBB, NASD Rule 6530 requires, in part, that the issuer of the security is to file reports with the Securities and Exchange Commission (the "Commission"), pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Act"), Section 12(g)(2)(G) of the Act, or that the issuer of the security is a bank or savings association (or holding company for such entities) that is not required to file reports with the Commission and, instead, makes filings with its applicable regulator. In addition to the foregoing, the issuer of the security must be current in its reporting obligations, subject to a 30 or 60 day grace period, as applicable. An OTCBB issuer will be deemed delinquent in its reporting obligations if the issuer fails to make a required filing when due or has made an incomplete filing. In order for a filing to be complete, it must contain all required certifications and have been reviewed or audited, as applicable, by an accountant registered with the Public Company Accounting Oversight Board.

Recent Sales Of Unregistered Securities; Use Of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-Q and Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,310,000	$0.55	20,710,000

Total	1,310,000	$0.55	20,710,000

Our board adopted a stock option plan in 1998 which was approved by stockholders. The plan reserved 3,000,000 shares of old common stock for issuance upon the granting of incentive and non-qualified stock option until June 30, 2008 with terms up to 10 years from the dated of grant. As a result of a reverse stock split the number of shares available for grant was reduced to 60,000. All options under this plan have expired prior to January 1, 2009.

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The Plan was later amended in March 2007 and November 2008 to increase this amount to 15,000,000 and 22,500,000, respectively. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan had been administered by the Compensation Committee of our board of directors.

We believe the majority, if not all, of the options granted pursuant to the 2004 Plan have been terminated in accordance with the terms of the 2004 Plan as a result of the termination of employees and consultants in conjunction with the Asset Sale and settlement and releases obtained therewith. As of May 31, 2012, there were options to purchase 1,310,000 shares outstanding under the 2004 Plan, as amended, of which 1,310,000 were vested.

ITEM 6. SELECTED FINANCIAL DATA. (need updated financial information).

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended May 31.
	2012		2011		2010	2009	2008
Revenues	—		134,480		295,870	763,040	856,676	[1]
Operating expenses	(300,250)		2,224,443		4,658,474	5,592,375	5,133,059	[2]
Other income (expense), net	4,435,312		15,685,070		(6,821,032)	(1,725,457)	(2,307,219)[3]
Income (Loss) before income taxes	4,135,062	[8]	13,464,862	[7]	(11,478,230)	(7,203,631)	(6,879,148)
Net loss applicable to common shareholders						(6,672,218)	(6,478,999)[4]
Total assets	4,913		2,586		510,141	955,646	1,390,689
Long term obligations	—		—		—	—	—	[5]
Cash dividends declared	—		—		—	—	—
Net income (loss) per share basic and diluted	$0.09		$0.33		$(0.35)	$(0.22)	$(0.25)
Weighted average of common shares
Outstanding - diluted	47,579,132		40,354,028		33,109,891	30,193,463	26,134,528	[6]

1.	Includes revenues related for a long term arrangement for product development and supply with one client that ended during fiscal year 2006
2.	Increases related to the effect of the acquisition of Aster Wireless in the amounts of $520,879 and $146,746 in the year ended May 31, 2008 and May 31, 2007, respectively
3.	Includes interest penalty of 1,004,701 resulting from of waiver all potential defaults by the debtholders caused by our not making a scheduled interest payment of approximately $255,000
4.	Includes benefit of sales of Arkados NJ Net Operating Loss in 2008 of $400,149,
5.	As of May 31, 2008, all long term debt is due within the fiscal year 2009 and is therefore classified as short term debt.
6.	Includes the issuance of 1,078,554 shares related to the acquisition of Aster Wireless
7.	Includes proceeds from the sale of assets/license to STMicroelectronics of $7,000,000, as well as debt forgiveness resulting from payment of creditors from those proceeds.
8.	Includes proceeds from the sale of assets/license to STMicroelectronics of $4,000,000, as well as debt forgiveness resulting from payment of creditors from those proceeds.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the fiscal year ended May 31, 2012 (including the fiscal year ended May 31, 2011), and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Ongoing Negotiations with Certain Creditors

As noted earlier in this report, a detailed description of the terms and conditions of the Asset Purchase Agreement was set forth in our Information Statement on Form 14C filed with the Commission on April 21, 2011.

In connection with and following the date of the Asset Purchase Agreement (December 23, 2010), and as part of the conditions contained in the transaction documents, our management proceeded to attempt to obtain settlements and releases from all of its secured and unsecured creditors. The Company laid out a process that entailed dividing the creditors into the following internally-determined categories:

Secured Debenture Holders: Those holding the 6% secured convertible debentures due June 28, 2009.

Convertible Note Holders (unsecured): The holders of 6% convertible subordinated notes.

Bridge Note Holders (unsecured): The holders of 8% notes issued in 2010.

General Unsecured Creditors: These consisted mainly of contracted service providers, various legal counsel (general and special), accounting and tax professionals, and vendors.

Employees: Our prior full time staff.

Settlement and releases from all of the Secured Debenture Holders were obtained by December 23, 2010. Approximately half of the total amount due to Bridge Note holders was settled by April 8, 2011, approximately half of the total amount due the Convertible Note Holders by May 12, 2011, and all of the Employees by May 31, 2011. Certain of the creditors in each of the Convertible Note Holders, Bridge Note Holder and General Unsecured Creditor categories agreed to partial settlements that included a forbearance of enforcing claims, but did not settle the claims in their entirety. Following the date of the Asset Sale through January 2, 2013, we did not have a full time CEO, any legal counsel, or any other staff. As such, it became difficult to obtain the settlement and releases for the remaining creditors.

With respect to the classes of creditors stated above, the total debt that remains to be settled includes approximately $502,000 to Convertible Note Holders, $642,000 to Bridge Note Holders, and $37,298 to General Unsecured Creditors.

The current CEO of the Company is working diligently to obtain those releases. We anticipate that all of these claims will be settled in exchange for the issuance of common stock of the Company at a price of $0.04 (of the debt settled) per one (1) share of common stock, which is consistent with the offers made to all creditors who have already completed settlements.

Software and Platform Solutions Development

As of the date of this report, we have not had significant revenue from operations since inception and, as of May 31, 2012, we were still a development stage company. Furthermore, we have financed operations with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders. We continue to seek to restructure our operations following the Asset Sale and to complete the settlement of material obligations as a result of the Asset Sale. Despite selling our patents and other intellectual property to STMicroelectronics, we retained, through a license back from STMicroelectronics, the ability to pursue key elements of our anticipated software and platform solutions.

Arkados intends to continue to expand its relationship with Tatung by agreeing to partner on business and product development initiatives for smart grid applications. We anticipate our relationships will position us to be able to commercially exploit opportunities in the various smart grid-related industries.

Electric meters with enhanced communication capabilities—an essential component of the smart grid—are becoming more prevalent. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity. The growth in the smart grid core and enabled technology market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and is the gateway to the home area network. From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to larger interconnected networks and implementing demand response protocols.

Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital.

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure on contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions and conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of May 31, 2012, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718 is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Impact of Debt with Conversion Features

The Company at times enters into financing transactions whereby such debt instruments contain conversion features into common stock and or may contain detachable equity rights. These debt inducement features may be considered freestanding and or beneficial conversion features in our financial statements pursuant to the accounting guidance under ASC 470-20. These features would be fair valued and recorded as a discount to the debt instrument and amortized over the life of the instrument. Additional valuation features of warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company's own stock and are not exempt from equity classification provided in ASC Topic 815-15. This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815. The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

The Year ended May 31, 2012

During the year ended May 31, 2012, we had revenues of $0 compared to $134,480 for the same period in 2011. We did not have any revenue during the period as a result of the Asset Sale that occurred December 23, 2010 and the efforts of management devoted solely to obtaining settlement and releases of our creditors. Total operating expenses for the year ended May 31, 2012 were $300,250 compared to $2.2 million in the same period of fiscal year 2011. In both periods, the most significant expenses were personnel, professional fees and related expenses. We had no research and development expenses during the year. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation. We also incurred approximately $47,400 in interest expense on our outstanding bridge and other promissory notes. We received $4.0 million, which was the balance of the consideration for the Asset Sale from STMicroelectronics in June, 2011. All of these proceeds were applied to settlements with our secured and unsecured creditors (including former employees). As a result of the settlement of our outstanding debt, we may recognize approximately $480,000 in additional income from the release of debt. We have not, as yet, filed our tax returns for this period, however.

The Year ended May 31, 2011

During the year ended May 31, 2011, we had $134,480 of revenues compared to $295,870 for the same period in 2010. Revenues were a combination of revenues from chip sales and revenues from service contracts related to the achievement of certain milestones remaining under a number of long term development contracts.  The chips manufactured were to be used in audio adaptors and docking stations, as well as in other applications.  Total operating expenses for the year ended May 31, 2011 were $2.2 million compared to total operating expenses for the same period of 2010 of $4.6 million.   We also incurred approximately $2.6 million in interest expense on our outstanding bridge and promissory notes. We received $7.0 million, which was the first tranche of the consideration for the Asset Sale from STMicroelectronics in December, 2010. All of these proceeds were applied to settlements with our secured and unsecured creditors (including former employees). As a result of the settlement of our outstanding debt, we may recognize approximately $11.3 million in income from the release of debt. We have not, as yet, filed our tax returns for this period, however.

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

As of May 31, 2012, we had cash of approximately $4,913 and negative working capital of ($9,292,384) compared to cash of $2,586 and negative working capital of ($13,502,128) at May 31, 2011.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2012 or May 31, 2011.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries

Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 1

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F – 2

Consolidated Statement of Operations	F – 3

Consolidated Statement of Changes in Stockholders’ Deficiency	F – 4 to F– 5

Consolidated Statement of Cash Flows	F – 6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 7 to F – 18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and subsidiaries (A Development Stage Enterprise) as of May 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2012 and 2011. We have also audited the amounts presented for the period June 1, 2010 to May 31, 2012, included in the statements of stockholders’ deficiency and in the total amounts presented in the statements of operations and cash flows for the period March 24, 2004 to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2012 and 2011, and the results of its operations and cash flows for each of the years ended May 31, 2012 and 2011 and the amounts presented for the period June 1, 2010 to May 31, 2012 included in the statements of stockholders’ deficiency and in the total amounts presented in the statements of operations and cash flows for the period from March 24, 2004 to May 31, 2012 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Arkados Group, Inc. will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.

Certified Public Accountants

New York, New York

August 28, 2013

ARKADOS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(A Development Stage Enterprise)

	May 31, 2012	May 31, 2011
ASSETS

Current assets:
Cash and cash equivalents	$4,913	$2,586

Total current assets	4,913	2,586

Total assets	$4,913	$2,586

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$2,181,697	$6,831,084
Payroll tax penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	3,704,077
Debt subject to equity being issued	5,259,926	-
Notes payable	688,768	1,932,647
Total current liabilities	9,297,297	13,504,714

Total liabilities	9,297,297	13,504,714

Stockholders' deficiency:

Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 and 44,951,261 issued and outstanding at May 31 2012 and 2011, respectively	4,889	4,495

Additional paid-in capital	23,952,807	23,878,518
Accumulated Deficit during Development Stage	(33,250,080)	(37,385,141)
Total stockholders' deficiency	(9,292,384)	(13,502,128)

Total liabilities and stockholders' deficiency	$4,913	$2,586

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	For the year ended May 31,		Cumulative during the Development Stage (March 24, 2004 through May 31,
	2011	2012	2012 - Unaudited)

Net sales	$134,480	$-	$3,127,478

Cost of sales	130,245	-	2,145,042

Gross Profit	4,235	-	982,436

Operating expenses:
Selling, general and administrative	2,224,443	300,250	23,075,754
Research and development	-	-	11,321,906
Total operating expenses	2,224,443	300,250	34,397,660

Income (loss) from operations	(2,220,208)	(300,250)	(33,415,224)

Other income (expenses):
Interest expense	(2,649,627)	(47,472)	(15,116,630)
Settlement of debt	11,334,697	482,784	11,817,481
Sale of license and IP agreements	7,000,000	4,000,000	11,000,000

Net income (loss) before provision for income taxes	13,464,862	4,135,062	(25,714,373)
Provision for income taxes	100,000	-	(741,562)

Net income (loss)	$13,364,862	$4,135,062	$(24,972,811)

Income per common share - basic:	$0.33	$0.09

Weighted average of common shares outstanding - basic	39,925,028	47,579,132

Income per common share - fully diluted	$0.33	$0.09

Weighted average shares of common stock outstanding - fully diluted	40,354,028	47,579,132

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005-May 31, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	18	168,185	-	-	168,203
Amortization of stock compensation	-	-	-	-	359,537	-	-	359,537
Net loss (March 24,2004 to May 31, 2004)(Unaudited)	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004 (Unaudited)	-	-	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited )	-	-	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	267,253	-	-	267,300
Options issued for services	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	$-	24,353,053	2,437	$14,088,141	$(19,997,481)	$(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	341,953	-	-	342,000
Options issued for services	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	461,712	-	-	461,819
Net loss	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	63,480	-	-	63,500
Options issued for services	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARKADOS GROUP, INC. and Subsidiaries
Consolidated Statements of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 and the Years Ended May 31, 2005-May 31, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	$3,274	$21,638,124	$(39,271,774)	$(16,000)	$(17,646,375)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 ( Unaudited )	-	-	34,926,261	$3,493	$22,890,547	$(50,750,004)	$(16,000)	$(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock			-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	$4,495	$23,878,519	$(37,385,142)	$-	$(13,502,128)
Amortization of stock compensation	-	-	-	-	-	-	-	-
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	$4,889	$23,952,807	$(33,250,080)	$-	$(9,292,384)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	For the Year Ended May 31, 2011	For the Year Ended May 31, 2012	Cumulative During the Development Stage (March 24, 2004 to May 31, 2012 - Unaudited)
Cash flows from operating activities:
Net income (loss)	$13,364,862	$4,135,062	$(24,972,812)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	44,127	-	1,621,849
Stock based compensation	603,974	-	11,706,492
Warrants and beneficial conversion rights with debt		23,100	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	130,625	-	130,625
Gain on settlement of debt	(11,334,697)	(482,784)	(11,817,481)
Changes in operating assets and liabilities:
Accounts receivable	7,709	-	-
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	33,768	-	(47,213)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	2,162,423	(276,528)	11,798,989
Net cash (used in) provided by operating activities	5,012,791	3,398,850	(5,593,653)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sale of assets	124,066	-	124,066
Net cash (used in) provided by investing activities	124,066	-	(16,605)

Cash flows from financing activities:
Related party payables	-	130,000	1,716,726
Proceeds from debt	419,443	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(5,570,059)	(106,355)	(6,145,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	-	1,066,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	-	(3,420,168)	(4,369,195)
Net cash (used in ) provided by financing activities	(5,150,616)	(3,396,523)	5,614,886

Net increase (decrease) in cash	(13,759)	2,327	4,628

Cash and cash equivalents beginning of period	16,345	2,586	285

Cash and cash equivalents at end of period	$2,586	$4,913	$4,913

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt converted into common stock	$401,000	$51,582
Accrued interest and accounts payable converted to debt	$901,020	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2012 and 2011

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”) conducts business activities principally through Arkados, Inc., which is a wholly owned subsidiary. Pursuant to an “Agreement and Plan of Merger”, (“the Merger Agreement”) dated May 7, 2004 and consummated on May 24, 2004, merged a wholly owned subsidiary, CDK Merger Corp., with Miletos, Inc. (the “Merger”). CDK Merger Corp. was renamed “Arkados, Inc.” On August 30, 2006, the Company changed its name from CDKNET.COM, Inc. to Arkados Group, Inc. All references to CDKNET.COM, Inc. have been changed accordingly. Since Arkados Group, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc.

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2012 (the period ending for this report) during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. Following December 23, 2010, the Company had minimal operations but also attempted to develop a plan to pursue a different course of operations.

During the period covered by this report through December 23, 2010 (i.e. the date of the Asset Sale), the Company, a development stage enterprise, was a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications. Most recently (i.e. following January, 2013), Arkados has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart home applications primarily in the areas of energy management, home health care, smart appliances and home security and entertainment.

The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception.

2. SALE OF LICENSE AND IP AGREEMENTS

 In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate powerline communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Company, the Companies Arkados, Inc., and Arkados Wireless Technologies, Inc. subsidiaries (collectively, “Arkados”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale. The License and Asset Sale was for an aggregate of $11 million. The License Agreement portion closed in December 2010 for $7 million and the Asset Sale closed in June 2011 for $4 million.  At the time the Asset Sale is completed, ST US has agreed to license back certain intellectual property to Arkados, Inc. on a non-exclusive basis to facilitate the continuation and expansion of the Company’s consumer electronics systems business, support the Company’s existing customers and, subject to the settlement of the Company’s outstanding debt and obtaining adequate financing (of which there is no assurance), permit us to continue the development and marketing of Smart Grid products based on powerline communication semiconductors.  The Company will also continue to provide consulting and development services to existing customers and users of powerline communication semiconductors.  ST US hired substantially all of the Company’s engineering and semiconductor employees (including Oleg Logvinov, the Company’s former CEO and director), who was engaged in and directed the semiconductor business.

Substantially all of the proceeds received pursuant to the License, after payment of expenses related to the transactions, have been used to settle approximately $20 million of the Company’s outstanding secured debt issued during the period from December 2004 to August 31, 2008 and in default and pay employees $1.4 million of $5.2 million due to them.  The remainder of the proceeds received by the Company has been used to pay other creditors and expenses incurred in connection with the Asset Sale to the extent funds were available to do so.

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 have yet to be settled with equity, of which $7,000,000 was paid in December 2010 out of proceeds from the $7,000,000 license fee under the License, and $3,862,241 was paid at the closing out of proceeds from the Asset Sale.  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’ assets and most secured creditors released Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

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

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25 million since inception including a net income of $4,135,062 for the year ended May 31, 2012 and $13,364,862 for the year ended May 31, 2011. Additionally, though the Company had a net working capital increases in both 2011 and 2012, the Company still had working capital and shareholders’ deficiencies at May 31, 2012 and 2011, and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.

Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.
e.	Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in any of the years ended May 31, 2012 and 2011.

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

g.

Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. To the extent there has been any impairment such impairment has been record in the statement of operations.

h.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic No. 820 are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

i.

Revenue Recognition - The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities. For product sales, revenue is recognized when our products are shipped to our customers. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. Shipping costs are charged to cost of sales as incurred. For sales related to development, the Company recorded revenues pursuant to a number of term development contracts. The revenues are earned and recorded based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of each of May 31, 2012 and May 31, 2011, there were no long term contracts for which revenues were yet to be earned outstanding.

j.	Shipping and Handling Costs - Shipping and handling costs are normally FOB the Company’s factory. These costs are included in cost of goods sold.

k.	Advertising Costs - All advertising costs, are expensed as incurred. The Company has not had any advertising costs in each of the last two years.
l.	Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the year ended May 31, 2012 the diluted loss per share is the same as basic loss per share since the exercise price of the 5,895,945 warrants exceeded the market on such day. For the year ended May 31, 2011, only 660,000 of such warrants outstanding of 5,235,945 had exercise prices less than the market, as a result an additional 429,000 shares were considered outstanding for dilutive earnings per share computation purposes.

m. Equity Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

In accordance with the FASB Guidance for the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the years ended May 31, 2012 and, 2011, in the amounts of $-0- and $603,974, respectively attributed to the issuance and vesting of common shares, stock options and warrants for services. Such amount is included in general and administrative expenses on the statement of operations.

	For Years Ended May 31
	2012	2011
Risk free interest rate	1.32-1.65%	2.13%-3.49%
Expected life	3 years	1-4 years
Dividend rate	0.0%	0.00%
Expected volatility	206%-251%	64%-239%

n.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities , equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

o.	Research and Development – In the years prior to 2011, research and development expenses principally consist of costs surrounding the development of our ArkTIC® chip-and-software platform. This includes labor and equipment related to intellectual property development, manufacturing and development of test platforms, software development systems, certification testing systems, customer application support, licensing of appropriate technologies. Some development expenses are paid to outside consultants who perform work that is delivered to us. All research and development costs are expensed as incurred.

p.	New Accounting Pronouncements – All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

4.	PAYROLL TAX LIABILITIES

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of NJ taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of NJ for payment of payroll taxes. Currently, there is $937,000 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2012 and May 31, 2011, accrued expenses and other liabilities consist of the following approximate amounts:

	Year Ended May 31,
	2012	2011

Accounts payable	$1,442,634	$2,192,529
Accrued compensation	-	3,621,768
Accrued interest and penalties payable	122,410	459,170
Accrued income taxes	100,000	100,000
Accrued other	616,653	557,617
	$2,281,697	$6,931,084

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STMicroelectronics (hereinafter "STUS") the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012.

During the year May 31, 2012, the Company borrowed another $130,000 from a director. This debt has no repayment terms and is due on demand.

Related Party Activities - As of May 31, 2011 and May 31, 2012, the Company has reported a related party payable in the amount of $3,704,077 and $130,000, respectively which represents funds that were advances to the Company by officers and directors of the Company.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. During the year May 31, 2011, 6,499,057 of these warrants expired. The stock price remains low and the fair value of the derivative liability remains immaterial.

SETTLEMENT OF DEBT

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to settle it debts with its creditors with each of the December 2010 and June 2011 closings.

The settlements with secured, unsecured and related parties have resulted in gains being recorded in the amount of $11,334,697 in fiscal 2011 and $482,784 in fiscal 2012. There remains $5,259,926 of debts to be settled via the issuance of equity at yet to be determined or negotiated terms. Although all of such debt has agreed per their settlement to accept equity for their remaining debt.

7.	INCOME TAXES

At May 31, 2012, the Company has available unused net operating loss carryovers approximately $17,030,000 that may be applied against future taxable income and expire at various dates through 2030. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $6,729,000 for the year ended May 31, 2012 since the likelihood of realization of the tax benefits cannot be determined.

	2012	2011
Deferred tax asset:
Net operating loss carryforward	$6,729,000	$8,370,000
Accrued Compensation	1,420,000	1,420,000
Valuation allowance	(8,149,000)	(9,790,000)
Net deferred tax asset	$—	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year Ended May 31,
	2012	2011

Statutory federal income tax benefit	35%	35%
Permanent timing differences - equity rights	(0)%	(3)%
Operating loss carryforwards utilized	(35)%	(33)%
State income taxes	0%	1%

The Company may have had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

Tax returns for the years 2009 through 2012 remain subject to examination by relevant tax authorities.

8.	STOCKHOLDERS’ DEFICIENCY

2004 transactions-(Unaudited)

a.	On May 7, 2004, CDKNET.com, Inc. and Miletos entered into an “Agreement and Plan of Merger” (“the Merger Agreement”). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc. (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc. and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

b.	In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to a law firm affiliated with the former CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued interest of $51,539 for 549,866 shares of common stock.

c.	Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

d.	The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition, such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

e.	The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185.

2005 transactions- (Unaudited)

f.	During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non-performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811.

g.	During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

h.	The Company recorded $234,353 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured on June 8, 2005, hence predominately all of such interest expense was recorded in fiscal 2005.

i.	In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

2006 transactions – (Unaudited)

j.

During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 125,000 fully vested stock options with an exercise price of $.45 were issued to consultants, an expense of $69,170 was recorded for these stock options.

k.

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

l.

On February 1, 2006, as part of the sale of an additional $375,884 of the 6% Secured Debentures described above, the Company and the holders of all outstanding 6% Debentures agreed to modify the covenant to permit the Company to issue 609,786 shares of common stock and pay $405,744 in full satisfaction of such outstanding principal and interest concurrently with the additional investment and waived prior defaults.

m.	During the year May 31, 2006, the Company issued 75,000 shares for services valued at $22,500.
n.	There was $404,555 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.
o.	During the year May 31, 2006, the Company issued 466,600 shares of stock for debt penalties and extensions for consideration valued at $267,300.

2007 transactions – (Unaudited)

p.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his efforts to obtain financing for Arkados.

q.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

r.

During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $.40 per share to the incoming CFO as a component of her employment contract. Another 240,000 stock options with an exercise price of $.50, vesting over 6 months, were issued to a consultant; an expense of $80,919 was recorded for these stock options.

s.

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

t.

During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $.33 to $.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

u.	The Company issued 175,604 shares of its common stock with gross proceeds of $1,756 from the exercise of options by employees.
v.	There was $424,247 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.
w.	For the year ended May 31, 2007, the Company incurred a non-cash charge of $418,997 for the amortization of stock options.

2008 transactions – (Unaudited )

x.

During the first quarter of 2008, the Company issued 30,000 shares to a vendor at a cost of $13,500 for the settlement of an outstanding balance. During the fourth quarter of 2008, the Company issued 166,667 shares to a consultant at a cost of $50,000.

y.

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

z.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $.30 per share to management and its employees, which vest over four years.
aa.

During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

bb.

The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures. Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723.

cc.

The Company as part of a debt restructuring, agreed to amend the 10,065,210 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the 804,706 new warrants issued December 15, 2007 by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act. The change in the terms of these warrants required a charge of $945,772 to be recorded.

dd.	For the year ended May 31, 2008, the Company incurred a non-cash charge of $697,687 for the amortization of stock options.

2009 transactions – (Unaudited)

ee.

500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the year ended May 31, 2009 for these options. These stock options and warrants are exercisable for three to ten years from the grant date.

ff.	2,134,469 shares of stock were granted to service providers and a former employee during the year ended May 31, 2009; $422,755 of consulting, compensation expense or reduction of accrued compensation.

gg.	A refinancing and the closing on new monies received occurred in July 2008, whereby certain debts were extended in conjunction with conversion of some indebtedness in the amount of $409,113 for 944,881 shares of common stock, 2,332,131 warrants were issued to certain debt holders exercisable at $.25 per share expiring on December 1, 2008 were valued at $264,111 and expensed, accordingly, and $810,038 of monies received net of $35,000 in legal fees from May 2008 to July 2008 resulting in 3,380,159 shares of common stock being issued.

hh.

In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15 , the closing price on February 6, 2009, the date of grant. As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, a compensation expense was recorded in the amount of $444,192 on the grant date.

ii.	As a result of the past option awards and the awards made in fiscal 2009, the Company has recorded equity based amortization expense in the amount of $1,776,683.

2010 transactions – (Unaudited )

jj.	There was $54,000 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.
kk.	2,187,864 shares of stock were issued for the exercise of stock options resulting in $21,879 of gross proceeds to the Company.
ll.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $1,176,762.

2011 transactions

mm.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $603,974.
nn.	In December 2010, certain creditors converted $401,000 of their indebtedness for the issuance of 10,025,000 shares of common stock.

2012 transactions

oo.

Certain creditors received 660,000 warrants as a condition of their debt settlement with the Company. The warrants expire in May 2014 and have an exercise price of $.035 a share. There was a debt inducement settlement expense recorded for these warrants in the amount of $23,100.

pp.	In September 2011, certain creditors converted $51,582 of their indebtedness for the issuance of 3,947,213 shares of common stock, inclusive of past outstanding matters.

9.	STOCK-BASED COMPENSATION

The Company accounted for its stock option plans under APB No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost is recognized through May 31, 2005 and provided pro-forma disclosure only as provided for under the FASB Guidance.

Effective June 1, 2005, the Company adopted the FASB Guidance “Accounting for Stock-Based Compensation”.

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	0	—
Outstanding at May 31, 2007	12,535,048	$0.58
Granted	5,365,197	0.21
Exercised	0
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	$0.51
Granted	14,427,600	0.15-0.25
Exercised	0
Expired or cancelled	(9,438,184)	0.25-1.20
Outstanding at May 31, 2009	19,961,797	$0.27
Granted	0
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	$0.30
Granted	0
Exercised	(2,227,864	0.01
Expired or cancelled	(13,372,372)	0.30
Outstanding at May 31, 2011	1,550,000	$0.65
Granted	0
Exercised	0
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	1,310,000	$0.55

The following table summarizes information about options outstanding and exercisable at May 31, 2012:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.26 - $1.00	1,310,000	1.8	$0.55	1,310,000

	1,310,000		$0.55	1,310,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$.84
Granted	4,655,366	.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	.88
Granted	1,821,676	.85
Exercised	0	—
Expired or cancelled	(825,000)	.67
Outstanding at May 31, 2008	10,044,916	.84
Granted	4,022,225	0.25
Exercised	0
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	(6,499,057)	.70
Outstanding at May 31, 2011	5,235,945	.50
Granted	660,000	.035
Exercised	0
Expired or cancelled	0
Outstanding at May 31, 2012	5,895,945	$.50

There were no warrant grants made during the year ended May 31, 2012.

Year ended May 31, 2012	Shares	Weighted- Average Exercise Price	Weighted- Average Fair Value
Exercise price exceeds market price	—	$—	$—
Exercise price equals market price	—	—	—
Exercise price is less than market price	660,000	$0.035	$23,100

The following table summarizes information about warrants outstanding and exercisable at May 31, 2012:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	4,682,225	1.4	$.21	4,682,225
$.26 - $.99	1,213,720	1.4	$.85	1,213,720

	5,895,945			5,895,945

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

The intrinsic value of the warrants and options outstanding as of May 31, 2012 and 2011 are $ 42,900 and $0, respectively.

10.	COMMITMENTS AND CONTINGENCIES

The company was utilizing premises for its offices of one its shareholders on a month to month basis during fiscal 2012. Previously it had leased space from an unrelated party.
Total rental expenses for the years ended May 31, 2012 and 2011 were approximately $-0- and $ 65,819, respectively.

11.	SUBSEQUENT EVENTS

In November 2012, the Company received $180,000 on a Convertible Note. The note bears interest at 6% per year and matures on October 31, 2014. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.01 per share.

In December 2012, the Company received $20,000 Convertible Note for $20,000. The note bears interest at 6% per year and matures on October 31, 2014. If not paid upon maturity, the interest rate will increase to 12% per year. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.01 per share.

On January 6, 2013, the Company and Andreas Typaldos, former officer and director, entered into a Separation and Release Agreement. Under the Separation Agreement all prior Typaldos Agreements will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company.

In April 2013, the Company executed two Convertible Notes for $40,000 each. Each note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share.

On April 22, 2013, the Company executed a Convertible Note for $120,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share.

On May 2, 2013, the Company executed two Convertible Notes for $200,000 and $20,000, respectively. Each note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that, with the exception of procedures necessary for the timely filing of our reports, our disclosure controls and procedures were not effective for the period ended May 31, 2012.

Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited funding, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.

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

(c) Changes in Internal Controls Over Financial Reporting

We had, pre-Asset Sale, implemented certain changes as a result of the identification of a material weakness described above, including hiring a full time financial executive who was appointed Chief Financial Officer, had an Audit Committee consisting of two outside directors and had begun the implementation of formalized policies, procedures and process documentation.

As a result of the Asset Sale, however, we no longer have a full time financial executive acting as Chief Financial Officer or an Audit Committee. As our resources increase, we expect to reintroduce these fundamental control items to comply with the management reporting requirements of Section 404 of Sarbanes-Oxley. We recognize that “tone at the top” is a key element to an organization’s control environment and are focused and committed to providing the correct tone and structure within the company. We cannot assure you that we will not in the future identify further deficiencies in our controls. However, we plan to continue to review and make any necessary changes to the overall design of our control environment in order to enhance our corporate governance and reporting practices.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2011 or May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the period ending May 31, 2012, the directors, officers and key employees of the Company were as follows:

Name	Age	Position

Andreas Typaldos**	67	Chairman, President and Chief Executive Officer
William Carson**	65	Director
Gennaro Vendome*	65	Director
Harris Cohen**	46	Director

*    Members of the Audit Committees.

** Members of the Compensation Committees

For the period ending May 31, 2011, the directors, officers and key employees of the Company were as follows:

Name	Age	Position

Andreas Typaldos**	66	Chairman, President and Chief Executive Officer
William Carson**	64	Director
Gennaro Vendome*	64	Director
Harris Cohen**	45	Director

*    Members of the Audit Committees.

** Members of the Compensation Committees

Board of Directors

Andreas Typaldos is a principal stockholder and was appointed Chairman of the Board of Arkados in February 2005.  He was appointed Chief Executive Officer on March 4, 2011 upon the resignation of Oleg Logvinov. Mr. Typaldos has thirty years of software experience, as an entrepreneur, and as a founder and investor in a number of technology companies.  In 1997, Mr. Typaldos founded Enikia LLC, whose technology and assets were subsequently acquired by an entity controlled by Mr. Typaldos and merged into Arkados, Inc. subsidiary in May 2004.  Mr. Typaldos serves as CEO of Xandros, Inc., a privately held company engaged in the sale of Linux desktop applications.  Earlier, Mr. Typaldos built a multi-million dollar software consulting business, e-Vantage Solutions, Inc. He was active as Interim Chairman and CEO at NetGain Development, Inc., which was an internet incubator/investment firm that funded internet and enabling technology companies, including Enikia, Linux Global Partners, and other internet and technology companies. Mr. Typaldos founded his first consulting and software company in 1973 and founded a successor company, AxsOne (formerly known as Computron) in 1978. He took AxsOne public in 1995 and served as President until 1994 and Chairman/CEO until 1996. Mr. Typaldos holds a Bachelors of Science Degree from Columbia University in Mathematical Methods for Engineering and Operations Research, and a Masters of Science Degree in Computer Science from Pratt Institute. Mr. Typaldos serves on the Board of Directors and Advisory Boards of a number of companies and non-profit organizations.

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

Harris Cohen was appointed to the Board of Directors in August 2008 and subsequently to Compensation Committee of the Board of Directors. Mr. Cohen is President of Cooper Barrons, Inc., a private investment firm and hedge fund manager, since 2002.  In 2008, he served as interim General Manager, CFO and consultant to Netanya, Inc., owner of Return to Eden, an organic healthfood store in Atlanta, Georgia.  From 1997 through 2001, he was Portfolio Manager for the Bear Stearns Small Cap Mutual Fund and Institutional Funds.  His fund was acknowledged as one of the top five small cap funds over five years based on consistency of outperformance by USA Today.  Before that, he was a Senior Equity Analyst at Furman Selz LLC from 1994-1996.  Mr. Cohen received his MBA from NYU Stern School of Business in 1993.  He graduated from Phillip Crosby’s Quality Management College.  Prior to Graduate School, Mr. Cohen worked for Coca-Cola and Barron’s Department Stores.  He received a BBA from the University of Georgia in 1984.

Please note that, as of the date of filing, none of the above mentioned persons has continued in their respective role and the sole director and officer is:

Name	Age	Position
Terrence DeFranco	47	Chairman, President and Chief Executive Officer

Mr. DeFranco’s biography will be filed in our 10-Q for the period ended February 28, 2013, which is the period during which he became Chairman and CEO.

Board Meetings

During the fiscal years ended May 31, 2012 and May 31, 2011, our Board of directors did not hold regular meetings.  Each director attended a majority of the meetings (in person or by conference phone) of the Board.  In addition, our Board takes action from time to time by unanimous consent.

Board Committees

During the period covered by this report, our Board had a standing Audit and Compensation Committee, each of which was formed in June 2007. The charters of the Audit and Compensation Committees were filed as exhibits to our report on Form 10-K for the period ended May 31, 2010.

As of the date of the filing of this report, however, we do not have either an Audit Committee or a Compensation Committee inasmuch as we have only one director, Terrence DeFranco.

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

We do not have a formal policy with regard to the consideration of director candidates recommended by our Stockholders, however, Stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board may do so by writing to Mr. Terrence DeFranco, CEO Arkados Group, Inc., 211 Warren Street, Suite 320, Newark, New Jersey 07103.  The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a Stockholder and must include the Stockholder’s full name, address and a valid telephone number. The name of any specific intended Board recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board’s consideration.

Compensation of Directors

During the period covered by this report, our executive officers did not receive compensation for their service as directors.   They were reimbursed for expenses incurred in attending meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that one or more persons who, during the fiscal year ended May 31, 2012, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We plan to assist the persons in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2012 and 2011 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2012.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award	All Other Compensation	Total Compensation
Andreas Typaldos	2012	$0	$0	$0	$0	$0
President, Chief Executive	2011	$0	$0	$0	$0	$0
Officer
(as of March 4, 2011)

Grant Ogata (1)	2012	$0	$0	$0	$0	$0
President, Chief Executive	2011	$109,949	$0	$0	$0	$109,949
Officer	2010	$200,000	$0	$0	$0	$200,000
(through March 4, 2011)

Oleg Logvinov (2)	2012	$0	$0	$0	$0	$0
President, Chief Executive	2011	$63,975	$0	$0	$0	$63,975
Officer and Director	2010	$300,000	$0	$0	$11,734	$311,734
(through December 23, 2010)

Larry Crawford (3)	2012	$0	$0	$0	$0	$0
Chief Financial Officer	2011	$133,333	$0	$0	$0	$133,333
(through January 31, 2011)	2010	$200,000	$0	$0	$0	$200,000

(1)	Mr. Ogata joined Arkados as an employee in April 2007 and worked for Arkados as a consultant from September 2006 through March 2007. At May 31, 2010, total salary owed to Mr. Ogata was $499,169; in addition, Mr. Ogata was owed $14,679 by the Company for business related expenses.

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

(2)	Mr. Logvinov earned a $65,333 bonus in fiscal 2008. $349, 958 of Mr. Logvinov’s 2008 earned salary and bonus was deferred at May 31, 2008.

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

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The amortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009.

Mr. Logvinov elected to cancel 2,560,000 of his options under the above plan and to receive 1,920,000 options priced at $0.15, the closing price on the date of grant. As a result of the measurement completed on the overall employee stock option cancellation and reissuance, no additional compensation expense was recorded or attributed to this grant.

(3)	Options granted to Mr. Crawford are in accordance with the terms of his three year employment. The grant of 600,000 options will vest monthly over the term of Mr. Crawford’s employment agreement. The grant of 1,200,000 options will also vest monthly over the term of Mr. Crawford’s employment agreement as long as at least $16,667 of earned salary remains owing to Mr. Crawford.

GRANTS OF PLAN-BASED AWARDS

There were no grants of Plan Based Awards in either of the Fiscal Years ended May 31, 2012 or May 31, 2011. As a result of the terminations or resignations of prior employees, there were no grants outstanding as of the periods covered in this report

OPTION EXERCISES AND STOCK VESTED IN 2012 AND 2011

There were no exercises of options by executives or directors in either the period ended May 31, 2012 or May 31, 2011.  No additional stock vested under previously issued options during either period.

OUTSTANDING EQUITY AWARDS AT 2012 FISCAL YEAR-END

OPTION AWARDS

	Number of securities underlying unexercised options (#) Exercisable		Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Andreas Typaldos	650,000			650,000	$0.75	6/2/2013

Barbara Kane-Burke	200,000	(1)		200,000	$0.30	2/27/2015

(1)	Options granted to Ms. Kane-Burke remain exercisable until expiration pursuant to the terms of her severance agreement with the Company.

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

In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15, the closing price on February 6, 2009, the date of. To determine the stock compensation expense of this transaction, the Company, in accordance with FASB 123R, measured the Black Scholes value of the cancelled option as at the date of grant against the Black Scholes value of the newly issued options on the date of grant.

As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The amortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, $444,192 of stock compensation expense was recorded in the quarter ended February 28, 2009. During 2009, including the February 2009 option grants to replace underwater options, we granted 14,642,600 options to purchase shares of our Common Stock to employees, directors and consultants.

As of May 31, 2012, 1,310,000 options to purchase shares of our Common Stock were outstanding under various option plans.

A summary of the various established stock option plans is as follows:

2004 Stock Option and Restricted Stock Plan. Our 2004 Stock Option and Restricted Stock Plan, (“The 2004 Plan”) was administered by a committee appointed by the Board of Directors (the “Compensation Committee”), when there was a committee in place. The Compensation Committee designates the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2007 were made from the 2004 Plan.  The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions as is determined by the Compensation Committee.

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

Employment Contracts and Consulting Agreements

Andreas Typaldos – On May 21, 2004, we entered into a three year consulting agreement with Andreas Typaldos, our Chairman.  The agreement permits Mr. Typaldos to serve on a part-time basis and provides for monthly compensation of $15,000.  The agreement also provided for a bonus of 10% of the aggregate consideration received by us or our Stockholder in connection with a merger, asset sale or similar transaction that occurs before May 21, 2007, provided such consideration is at least $200 million.  In September 2007, we agreed to extend the agreement and the bonus opportunity on a month-to-month basis. As of May 31, 2012, the company continues to owe Mr. Typaldos pursuant to this Agreement.

Larry Crawford- On October 16, 2008, we entered into a three-year employment agreement with Larry Crawford to serve as CFO from October 1, 2008 to September 30, 2011 at an annual salary of $200,000.  1,800,000 options, exercisable at the fair market value of the Company’s Common Stock as of the date of grant vesting monthly over the three year contract and vesting period. Mr. Crawford’s employment agreement also provides that if his employment is terminated following a “change of control,” he will receive severance pay of six months to two years of base salary, depending on when the change of control occurs, accelerated vesting of all unvested stock options and extended exercisability of all stock options until their respective expiration dates.

Grant Ogata - On March 28, 2007, we entered into a two-year employment agreement with Grant Ogata, retaining him as Executive Vice President of Worldwide Operations at an annual salary of $200,000. The agreement provided for a grant of 800,000 options. The employment term is subject to automatic one year renewals unless either party notifies the other of their intention not to renew at least 30 days prior to the expiration of the term. The agreement provides for continued salary payments for 12 months in the event of termination for reasons other than cause or expiration.  In addition, the Company would be responsible for Mr. Ogata’s COBRA payments for one year unless he is otherwise covered by health insurance The employment agreement also contains customary confidentiality and non-competition undertakings by Mr. Ogata.

Harris Cohen - On March 3, 2010, we entered into a consulting agreement with Mr. Harris Cohen, one of our Directors. This agreement provided a stipend for the activities of Mr. Cohen in his capacity as an independent director having the sole responsibility to review, report upon and recommend that the Corporation take certain actions with respect to the compromise and conversion of outstanding secured debentures. Under this agreement, Mr. Cohen will receive a stipend of $7,000 for his services in such capacity for the period December 1, 2009 to January 31, 2010 and thereafter a monthly stipend of $3,000 per month for each month thereafter until either the outstanding debentures are fully discharged or converted, provided that the Corporation may terminate such stipend at any time upon thirty days’ notice after May 1, 2010. The agreement also provided as additional compensation for his services during the period from December 1, 2009 until the completion of the Corporation’s plan of financing and debt restructuring a five year warrant to purchase 125,000 shares of the Corporation’s common equity as it is reconstituted following such debt financing and debt restructuring at the price of $0.05 per share after giving effect to such restructuring and financing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Stock, as of May 31, 2012 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group.  Except as otherwise indicated,  each person has sole voting and investment power with respect to all shares shown as  beneficially  owned,  subject to community  property laws where applicable.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership		Percent of Class (1)

Andreas Typaldos	10,092,438	(2)	21.2%

William H. Carson	475,904	(3)	1.0%

Gennaro Vendome	1,345,188	(4)	2.8%

Harris Cohen	300,000	(5)	0.63%

All executive officers and directors as a group (4 persons)	12,213,530	(6)	25.6%

(1)	Andreas Typaldos- Based upon 34,966,761 shares of Common Stock outstanding as of May 31, 2010 and with respect to each stockholder, the number of shares which would be outstanding upon the exercise by such stockholder of outstanding rights to acquire stock, either upon exercise of outstanding options, warrants or conversion of other securities exercisable within 60 days.

(2)	Andreas Typaldos-Includes (i) 1,327,270 shares owned by Renee Typaldos, Mr. Typaldos’ wife, of which 577,270 may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mrs. Typaldos has a Ѕ interest; (ii) 5,390,167 shares owned by the Andreas Typaldos Family Limited Partnership, of which Mrs. Typaldos is the sole general partner; (iii) 2,000,000 shares owned by Patras Holdings LLC, a limited liability company of which Mr. Typaldos is the managing member; and (iv) 750,000 shares held by Mr. Typaldos’ minor child. Does not include 14,485,163 shares which may be obtained upon the conversion of outstanding notes and the exercise of outstanding warrants held by Mr. Typaldos and the Andreas Typaldos Family Limited Partnership which are subject to a contractual limiting conversion or exercise which can be waived on 60 days’ notice.

(3)	Bill Carson-Includes 185,904 shares, 160,000 shares held jointly with his wife, 10,000 shares owned by his son and 120,000 shares which may be acquired within 60 days of May 31, 2010 upon the exercise of outstanding options.

(4)	Gennaro Vendome-Includes 675,015 shares, including 100,000 shares held by his wife, Laura and 120,000 shares which may be acquired upon the exercise of outstanding options and 550,173 which may be acquired upon the conversion of notes and exercise of warrants held by a limited liability company in which Mr. Vendome has a Ѕ interest.

(5)	Harris Cohen- Includes 100,000 shares and 200,000 shares that may be acquired upon the exercise of certain warrants held by Mr. Cohen.

(6)	Includes a total of 5,449,720 shares which may be obtained by the named executive officers and directors or person whose ownership is attributed to them upon the exercise of outstanding options and warrants and conversion of outstanding convertible securities. See Notes (2) through (5)

Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities.  Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.   In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where  applicable, we believe the persons or entities named in the table above have sole voting and investment  power with respect to all shares of the Common Stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None during the period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2012 and 2011 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $21,250 for each period.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2012 and 2011 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0 respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2012 and 2011 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0 and $0, respectively.

Approval of Non-audit Services and Fees

We created an Audit committee during fiscal year 2007, consisting solely of independent directors and, consistent with SEC policies and guidelines regarding audit independence, the Audit Committee will be responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	Agreement and Plan of Merger dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

2.5	Asset Purchase Agreement, dated as of December 23, 2010, by and among Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc. and STMicroelectronics, Inc.	8-K	0-27587	2.1	12/29/10

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.5	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-K	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

4.8	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended December 15, 2007	8-K	0-27587	4.1	12/12/07

4.9	Form of Common Stock Purchase Warrant, as amended December 15, 2007	8-K	0-27587	4.2	12/12/07

4.10	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended April 2, 2008	8-K	0-27587	4.2	04/08/08

4.11	Form of Request for Extension	8-K	0-27587	4.2	07/22/08

4.12	Form of Extension, Waiver and Conversion Agreement	8-K	0-27587	4.3	07/22/08

4.13	Form of 6% Secured Convertible Debenture due June 28, 2009, as amended August 7, 2008 (convertible at $0.25).	8-K	0-27587	4.1	08/11/08

4.14	Form of New Warrant exercisable at $0.25 per share.	8-K	0-27587	4.2	08/11/08

4.15	Form of warrant exercisable at $0.25 per share until June 30, 2013	8-K	0-27587	4.3	08/11/08

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-K	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-K	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-K	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-K	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06
10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49*	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-K	0-27587	10.34	10/10/06

10.50*	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51*	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	10-KSB	0-27587	10.53	9/13/07

10.54	Amendment Agreement dated December 6, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), Cargo Holdings LLC, Crucian Transition, Inc., Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider.	8-K	0-27587	99.1	12/12/07

10.55	Tenth Additional Issuance Agreement dated December 15, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer, Joel C. Schneider, Gennaro Vendome and William H. Carson	8-K	0-27587	99.20	12/22/07

10.56	Waiver and Amendment Agreement dated December 15, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.21	12/22/07

10.57	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	04/08/08

10.58	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	07/22/08

10.59	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	08/11/08

10.60	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc., a Delaware corporation and Arkados, Inc., a Delaware corporation.					X

10.61	Form of Employee Release Agreement (Asset Sale)	8-K	0-27587	10.3	12/29/10

10.62	Form of Unsecured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.4	12/29/10

10.63	Form of Secured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.5	12/29/10

10.64	Form of Creditor’s Rights Agreement (Asset Sale)	8-K	0-27587	10.6	12/29/10

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

	By:	/s/ Terrence DeFranco
President and Chief Executive Officer

	By:	/s/ Terrence DeFranco
Principal Financial and Accounting Officer

Date: August 30, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 30, 2013	By:	/s/ Terrence DeFranco
Terrence DeFranco, Sole Director

