Form 10-Q
period 2012-08-31
ARKADOS GROUP, INC.
filed 2013-09-12
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: August 31, 2012

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

The number of the registrant’s shares of common stock outstanding was 48,898,474 as of August 31, 2012.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2012

(FY 2013)

TABLE OF CONTENTS

i

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2011 and May 31, 2012 (comprehensive) and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The Company filed a Form 8-K Report on December 29, 2010 reporting, among other things, the issuance of 10,250,000 shares of common stock to settle $401,000 of unsecured debt, the entry into a license agreement and asset purchase agreement (“APA”) and the settlement of approximately $12.4 million of secured debt (including interest and penalties) for a payment of approximately $5.5 million from the license fee received, the payment of a substantial portion of unpaid compensation due employees and the resignation and appointment a CEO and director. As reported, the Company agreed to sell assets used in the Company’s semiconductor business to STMicroelectronics (“ST”) for aggregate consideration of $11 million, of which $7 million was paid on the execution of the APA pursuant to the License and the balance is due at closing. At the same time, ST hired most of the Company’s employees, each of whom were engaged in the Company’s semiconductor business. Those not hired by ST were terminated. The Company will focus on development, manufacturing, and sales of consumer electronics and Smart Grid products based on power line communications.

The information contained in this report, except as specifically dated, is as of August 31, 2012, and does not give effect to the changes to the Company’s business or prospects which occurred or may occur as a result of the forgoing, as they are yet to be determined.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2012	May 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$611	$4,913

Total current assets	611	4,913

Total assets	$611	$4,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$2,238,642	$2,181,697
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	5,259,926	5,259,926
Notes payable	678,956	688,768
Total current liabilities	9,344,430	9,297,297

Total liabilities	9,344,430	9,297,297

Stockholders' deficiency:
Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding at August 31, 2012 and May 31, 2012	4,889	4,889
Additional paid-in capital	23,952,807	23,952,807
Accumulated Deficit during Development Stage	(33,301,515)	(33,250,080)
Total stockholders' deficiency	(9,343,819)	(9,292,384)

Total liabilities and stockholders' deficiency	$611	$4,913

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended August 31,		Cumulative during the Development Stage (March 24, 2004 through August 31,
	2011	2012	2012

Net sales	$-	$-	$3,127,478

Cost of sales	-	-	2,145,042

Gross Profit	-	-	982,436

Operating expenses:
Selling, general and administrative	131,302	39,574	23,115,328
Research and development	-	-	11,321,906
Total operating expenses	131,302	39,574	34,437,234

Income (loss) from operations	(131,302)	(39,574)	(33,454,798)

Other income (expenses):
Interest expense	(11,772)	(13,886)	(15,130,516)
Settlement of debt	482,784	2,025	11,819,506
Sale of license and IP agreements	4,000,000	-	11,000,000

Net income (loss) before provision for income taxes	4,339,710	(51,435)	(25,765,808)
Provision for income taxes	-	-	(741,562)

Net income (loss)	$4,339,710	$(51,435)	$(25,024,246)

Income (loss) per common share - basic:	$0.10	$(0.00)

Weighted average of common shares outstanding - basic	44,951,261	48,898,474

Income (loss) per common share - fully diluted	$0.10	$(0.00)

Weighted average shares of common stock outstanding - ly fully diluted	44,951,261	48,898,474

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through August 31, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	18	168,185	-	-	168,203
Amortization of stock compensation	-	-	-	-	359,537	-	-	359,537
Net loss (March 24, 2004 to May 31, 2004)	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004 (Unaudited)	-	-	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion
features of debt raise	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited)	-	-	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	267,253	-	-	267,300
Options issued for services	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion
features of debt raise	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	$-	24,353,053	2,437	$14,088,141	$(19,997,481)	$(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	341,953	-	-	342,000
Options issued for services	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	461,712	-	-	461,819
Net loss	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	63,480	-	-	63,500
Options issued for services	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	-	23,076,667	$2,321	$12,421,641	$(8,971,101)	$(16,000)	$3,436,863

(continued on next page)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through August 31, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency

Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	$3,274	$21,638,124	$(39,271,774)	$(16,000)	$(17,646,375)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	$3,493	$22,890,547	$(50,750,004)	$(16,000)	$(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock			-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	$4,495	$23,878,519	$(37,385,142)	$-	$(13,502,128)
Amortization of stock compensation	-	-	-	-	-	-	-	-
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	$4,889	$23,952,807	$(33,250,080)	$-	$(9,292,384)
Amortization of stock compensation								-
Conversion of Debt								-
Warrants issued to Trident								-
Net Income						(51,435)		(51,435)
Balance as of August 31, 2012 (Unaudited)	-	-	48,898,474	$4,889	$23,952,807	$(33,301,515)	$-	$(9,343,819)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended August 31, 2011	For the three months ended August 31, 2012	Cumulative During the Development Stage (March 24, 2004 to August 31, 2012)
Cash flows from operating activities:
Net income (loss)	$4,339,710	$(51,435)	$(25,024,246)
Adjustments to reconcile net income (loss) to net
Cash (used in) provided by operating activities:
Depreciation and amortization	-	-	1,621,849
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	-	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Gain on settlement of debt	(482,784)	(2,025)	(11,819,506)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	-	-	(47,213)
Bank overdraft	6,912	-	-
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	(439,464)	59,159	11,858,147
Net cash (used in) provided by operating activities	3,424,374	5,698	(5,587,954)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sales of assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	100,000	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(106,355)	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	-	1,066,500
Issuance of debentires	-	-	9,533,461
Repayment of related party payables	(3,420,168)	-	(4,369,195)
Net cash (used in) provided by financing activities	(3,426,523)	(10,000)	5,604,886

Net increase (decrease) in cash	(2,149)	(4,302)	326

Cash and cash equivalents beginning of period	2,586	4,913	285

Cash and cash equivalents at end of period	$437	$611	$611

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2012 and 2011

( UNAUDITED )

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

The accompanying condensed consolidated financial statements as of August 31, 2012 (unaudited) and May 31, 2012 and for the three month periods ended August 31, 2012 and 2011 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2012 as disclosed in our annual report on Form 10-K for that year . The results of the three months ended August 31, 2012 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25 million since inception including a net loss of $51,435 for the three months ended August 31, 2012. Additionally, though the Company had a net working capital increases recently, the Company still had working capital and shareholders’ deficiencies at August 31, 2012 and May 31, 2012 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

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

e.	Income (Loss) Per Share - Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 2011 the diluted income per share is the same as the basic income per share since the exercise price of the 5,895,945 warrants exceeded the market on such day. The diluted loss per share for the three months ended August 31, 2012 is the same as the basic loss per share, as any potential dilutive securities would be anti-dilutive.

f.

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

In accordance with the FASB Guidance for the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the three months ended August 31, 2012 and, 2011, in the amounts of $-0- and $-0-, respectively.

g.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

h.	Research and Development –All research and development costs are expensed as incurred.

i.	New Accounting Pronouncements – All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3. SALE OF LICENSE AND IP AGREEMENTS

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

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 have yet to be settled with equity. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the $7,000,000 license fee pursuant to the License (received December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’ assets and secured creditors released Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

The Company is negotiating with its remaining outstanding unsecured debt holders to settle such debt for cash payments and in many cases for a yet to be determined amount of shares of the Company’s common stock and continues to negotiate with the holders of each class of debt to compromise, extend the due date or convert outstanding debt into equity and thereby facilitate raising additional investor capital for the portion of the Company’s business that may continue. Such amounts are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

4.	PAYROLL TAX LIABILITIES

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Parent assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of NJ taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of NJ for payment of payroll taxes. Currently, there is $936,906 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2012 and May 31, 2012, accrued expenses and other liabilities consist of the following approximate amounts:

	August 31, 2012	May 31, 2012
Accounts payable	$1,487,717	$1,442,634
Accrued interest and penalties payable	134,272	122,410
Accrued income taxes	100,000	100,000
Accrued other	616,653	616,653
	$2,338,642	$2,281,697

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STUS the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of August 31, 2012 there was $678,956 of notes payable largely the result of another debt settlement during this quarter.

During the year May 31, 2012, the Company borrowed another $130,000 from a director. This debt has no repayment terms and is due on demand. During the three months ended August 31, 2012, no new borrowings were received.

Related Party Activities - As of August 31, 2012 and May 31, 2012, the Company has reported a related party payable in the amount of $130,000 and $130,000, respectively which represents funds that were advances to the Company by officers and directors of the Company.

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

SETTLEMENT OF DEBT

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to settle it debts with its creditors with each as of the December 2010 and June 2011 closings.

The continuing settlements with unsecured and related parties have resulted in gains being recorded in the amount of $482,784 in fiscal 2012. There remains $5,259,926 of debts to be settled via the issuance of equity at yet to be determined or negotiated terms. All such debt holders have agreed per their settlement to accept equity for their remaining debt. As of August 31, 2012 the balance remained the same at $5,259,926.

During the quarter ended August 31, 2012 the Company negotiated the settlement of additional debts resulting in $10,000 being paid for the settlement of $12,025 of recorded liabilities, resulting in a gain on the settlement of such debts being recorded in the amount of $2,025.

7.	STOCKHOLDERS’ DEFICIENCY

2004 transactions-(Unaudited)

a.	On May 7, 2004, CDKNET.com, Inc. and Miletos entered into an “Agreement and Plan of Merger” (“the Merger Agreement”). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

b.	In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to a law firm affiliated with the former CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued interest of $51,539 for 549,866 shares of common stock.

c.	Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

d.	The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition, such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

e.	The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185.

2005 transactions- (Unaudited)

f.	During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non-performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811.

g.	During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

h.	The Company recorded $234,353 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured on June 8, 2005, hence predominately all of such interest expense was recorded in fiscal 2005.

i.	In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

2006 transactions – (Unaudited)

j.	During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 125,000 fully vested stock options with an exercise price of $.45 were issued to consultants, an expense of $69,170 was recorded for these stock options.

k.	On March 20, 2006, the Company issued warrants to purchase up to 180,000 shares of our common stock for $0.85 per share to Emerging Capital Markets LLC as part compensation for investor relations consulting services for a three month period. The warrants vest in equal thirds on the first day of April, May and June 2006, provided there is no material breach of the related consulting agreement. Such investor relations consulting services agreement also provides for cash compensation in the amount of $20,000 per month for three months. This investor relations consulting agreement also provides for the requirement to obtain approval form this individual for any potential reverse stock splits greater than 1 for 5 and has the option to renew such agreement for another three months on the same terms.

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

m.	During the year May 31, 2006, the Company issued 75,000 shares for services valued at $22,500.

n.	There was $404,555 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

o.	During the year May 31, 2006, the Company issued 466,600 shares of stock for debt penalties and extensions for consideration valued at $267,300.

2007 transactions – (Unaudited)

p.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his efforts to obtain financing for Arkados.

q.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

r.	During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $.40 per share to the incoming CFO as a component of her employment contract. Another 240,000 stock options with an exercise price of $.50, vesting over 6 months, were issued to a consultant; an expense of $80,919 was recorded for these stock options.

s.	On March 3, 2007, Arkados Wireless Technologies, Inc., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Aster Wireless, Inc., a previously unaffiliated Delaware corporation. The consideration for the Merger was 1,000,000 restricted shares of our common stock. In addition, the Company issued an aggregate of 259,000 seven-year options to four employees through the acquisition exercisable at $0.405 per share which vest over 4 years aggregate of 78,564 shares of restricted stock to such employees. We also issued 300,000 seven-year options to a consultant, which options vested on March 1, 2008 and are exercisable at $0.405 per share; an expense of $100,146 was recognized.

t.	During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $.33 to $.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

u.	The Company issued 175,604 shares of its common stock with gross proceeds of $1,756 from the exercise of options by employees.

v.	There was $424,247 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

w.	For the year ended May 31, 2007, the Company incurred a non-cash charge of $418,997 for the amortization of stock options.

2008 transactions – (Unaudited )

x.	During the first quarter of 2008, the Company issued 30,000 shares to a vendor at a cost of $13,500 for the settlement of an outstanding balance. During the fourth quarter of 2008, the Company issued 166,667 shares to a consultant at a cost of $50,000.

y.	During the first quarter of 2008, the Company issued 190,000 options to three service providers; an expense in the amount of $50,274 was recognized for these options. During the fourth quarter, the Company extended the expiration period of 263,333 options for an employee whose contract was not renewed; an expense in the amount of $30,244 was recognized for this extension. In addition, in the same period, the Company issued 150,000 fully vested options with an exercise price of $.32 to a consultant; an expense in the amount of $24,930 was recognized for these options.

z.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $.30 per share to management and its employees, which vest over four years.

aa.	During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

bb.

The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures. Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723.

cc.	The Company as part of a debt restructuring, agreed to amend the 10,065,210 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the 804,706 new warrants issued December 15, 2007 by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act. The change in the terms of these warrants required a charge of $945,772 to be recorded.

dd.	For the year ended May 31, 2008, the Company incurred a non-cash charge of $697,687 for the amortization of stock options.

2009 transactions – (Unaudited)

ee.	500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the year ended May 31, 2009 for these options. These stock options and warrants are exercisable for three to ten years from the grant date.

ff.	2,134,469 shares of stock were granted to service providers and a former employee during the year ended May 31, 2009; $422,755 of consulting, compensation expense or reduction of accrued compensation.

gg.	A refinancing and the closing on new monies received occurred in July 2008, whereby certain debts were extended in conjunction with conversion of some indebtedness in the amount of $409,113 for 944,881 shares of common stock, 2,332,131 warrants were issued to certain debt holders exercisable at $.25 per share expiring on December 1, 2008 were valued at $264,111 and expensed, accordingly, and $810,038 of monies received net of $35,000 in legal fees from May 2008 to July 2008 resulting in 3,380,159 shares of common stock being issued.

hh.	In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15 , the closing price on February 6, 2009, the date of grant. As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, a compensation expense was recorded in the amount of $444,192 on the grant date.

ii.	As a result of the past option awards and the awards made in fiscal 2009, the Company has recorded equity based amortization expense in the amount of $1,776,683.

2010 transactions – (Unaudited )

jj.	There was $54,000 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

kk.	2,187,864 shares of stock were issued for the exercise of stock options resulting in $21,879 of gross proceeds to the Company.

ll.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $1,176,762.

2011 transactions

mm.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $603,974.

nn.	In December 2010, certain creditors converted $401,000 of their indebtedness for the issuance of 10,025,000 shares of common stock.

2012 transactions

oo.	Certain creditors received 660,000 warrants as a condition of their debt settlement with the Company. The warrants expire in May 2014 and have an exercise price of $.035 a share. There was a debt inducement settlement expense recorded for these warrants in the amount of $23,100.

pp.	In September 2011, certain creditors converted $51,582 of their indebtedness for the issuance of 3,947,213 shares of common stock, inclusive of past outstanding matters.

8.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted
		Average
		Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.30
Granted	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(13,372,372)	0.30
Outstanding at May 31, 2011	1,550,000	0.65
Granted	—
Exercised	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	1,310,000	0.55
Granted	—
Exercised	—
Expired or cancelled	—
Outstanding at August 31, 2012	1,310,000	$0.55

The following table summarizes information about options outstanding and exercisable at August 31, 2012 and May 31, 2012:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.26 - $1.00	1,310,000	1.8	$0.55	1,310,000
	1,310,000		$0.55	1,310,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted
		Average
		Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	0	—
Expired or cancelled	-825,000	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	0	—
Expired or cancelled	-2,332,137	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	-6,499,057	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at August 31, 2012	5,895,945	$0.50

The following table summarizes information about warrants outstanding and exercisable at August 31, 2012 and May 31, 2012:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	4,682,225	1.4	$.21	4,682,225
$.26 - $.99	1,213,720	1.4	$.85	1,213,720

	5,895,945			5,895,945

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

9.	COMMITMENTS AND CONTINGENCIES

The Company was utilizing premises on a month to month basis of one its shareholders during fiscal 2012 and year to date fiscal 2013.

10. SUBSEQUENT EVENTS

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The note bears interest at 6% per year and matures on October 31, 2014. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.01 per share. The beneficial conversion feature has been fair valued at $180,000 and will be amortized over the life the debt instrument.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The note bears interest at 6% per year and matures on October 31, 2014. If not paid upon maturity, the interest rate will increase to 12% per year. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.01 per share. The beneficial conversion feature has been fair valued at $20,000 and will be amortized over the life the debt instrument.

On January 6, 2013, the Company and Andreas Typaldos, former officer and director, entered into a Separation and Release Agreement. Under the Separation Agreement all prior Typaldos Agreements will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share for both notes. The beneficial conversion feature has been fair valued at $40,000 each and will be amortized over the life the debt instrument.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share. The beneficial conversion feature has been fair valued at $120.000 and will be amortized over the life the debt instrument.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.02 per share. The beneficial conversion feature has been fair valued at $200,000 and will be amortized over the life the debt instrument.

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

Following the December 23, 2010 Asset Sale, the Company continued to engage in the process of finalizing settlement and release agreements with its secured creditors, other noteholders, former employees and its other unsecured creditors.

During this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors and did not materially pursue plans to shift its primary business operation focus to product design. Arkados had no employees and did not produce any products or services during the period following December 23, 2010 through August 31, 2012, the end of the period described in this report.

We did not generate revenue from operations during quarter ending August 31, 2012, and we were completely dependent on outside sources of financing for our operations.

Corporate Background

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

During the period covered by this report back to December 23, 2010 (i.e. the date of the Asset Sale), we were principally engaged in developing and marketing technology and solutions enabling broadband communication, multimedia, and networking over standard household electrical lines.

Most recently (i.e. following January, 2013), Arkados has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart home applications primarily in the areas of energy management, home health care, smart appliances and home security and entertainment.

Market Opportunities

We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationships with Tatung and STMicroelectronics, we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

Industry Background

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

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and it the gateway to the HAN. From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable to communicating with the other devices within the local network, but are also capable of communicating outward to the FAN and WAN and implementing demand response protocols.

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for home automation services.

Research and Development

While we may engage in certain activities in pursuit of home automation services plans, no such activity exists through the end of the period covered by this report.

Patents, Licenses and Trademarks

The Company did not acquire any patents, licenses or trademarks during the period of this report. We continue to maintain our license with STMicroelectronics for patents relating to home automation services.

Competition

We face competition both from established players that are beginning to focus on powerline networking technology, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with existing standards and specifications, while other competitors’ products are based on proprietary technologies. Key competitors include companies such as Tendril, Greenbox Technology and Echelon.

Results of Operations

We have not had significant revenue from operations since inception and, as a result of the sale of substantially all our assets that occurred during 2011, as of August 31, 2012, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended August 31, 2012

During the three month period ended August 31, 2012 and 2011, the Company recorded no revenue. Total operating expenses for the three month period ended August 31, 2012 were $39,574 compared to total operating expenses for the three month period ended August 31, 2011 of $131,302. In both periods, the most significant expenses were consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended August 31, 2012 and 2011 was $13,887 and $11,772, respectively.

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

As of August 31, 2012, we had cash of approximately $611 and negative working capital of ($9,343,819) compared to cash of $4,913 and negative working capital of ($9,292,384) at May 31, 2012.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2012.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of August 31, 2012, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We did not have any market risk sensitive instruments outstanding during this period.

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2012.

Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies include a lack of timely financial statement preparation and account reconciliations, as well as , and as a result of limited funding, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2013, ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2012 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2012 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2012 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The Company did not receive any financing during this quarter.

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

Dated: September 6, 2013	ARKADOS GROUP, INC.

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

