Form 10-Q
period 2012-11-30
ARKADOS GROUP, INC.
filed 2013-09-13
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: November 30, 2012

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

The number of the registrant’s shares of common stock outstanding was 48,898,474 as of November 30, 2012.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended November 30, 2012

(FY 2013)

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

The information contained in this report, except as specifically dated, is as of November 30, 2012, and does not give effect to the changes to the Company’s business or prospects which occurred or may occur as a result of the forgoing, as they are yet to be determined.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012	May 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	179,928	4,913

Total current assets	179,928	4,913

Total assets	179,928	4,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	2,267,363	2,181,697
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	5,259,926	5,259,926

Notes payable, net of discount of $179,490 and -0- for the periods ended November 30, 2012 and May 31, 2012, respectively	679,466	688,768
Total current liabilities	9,373,661	9,297,297

Total liabilities	9,373,661	9,297,297

Stockholders' deficiency:
Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding at November 30, 2012 and May 31, 2012	4,889	4,889

Additional paid-in capital	24,132,806	23,952,807
Accumulated Deficit during Development Stage	(33,331,428)	(33,250,080)
Total stockholders' deficiency	(9,193,733)	(9,292,384)

Total liabilities and stockholders' deficiency	179,928	4,913

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30,		Six months ended November 30,		Cumulative during the Development Stage (March 24, 2004 through November 30,
	2012	2011	2012	2011	2012)
Net sales	$-	$-	$-	$-	$3,127,478

Cost of sales	-	-	-	-	2,145,042

Gross Profit	-	-	-	-	982,436

Operating expenses:
Selling, general and administrative	15,682	33,483	55,256	164,785	23,131,010
Research and development	-	-	-	-	11,321,906
Total operating expenses	15,682	33,483	55,256	164,785	34,452,916

Income (loss) from operations	(15,682)	(33,483)	(55,256)	(164,785)	(33,470,480)

Other income (expenses):

Interest expense	(14,231)	(11,794)	(28,117)	(23,567)	(15,144,747)
Settlement of debt	-	-	2,025	482,784	11,819,506
Sale of license and IP agreements	-	-	-	4,000,000	11,000,000

Net income (loss) before provision for income taxes	(29,913)	(45,277)	(81,348)	4,294,432	(25,795,721)
Provision for income taxes	-	-	-	-	(741,562)
	-
Net income (loss)	$(29,913)	$(45,277)	$(81,348)	$4,294,432	$(25,054,159)

Income (loss) per common share - basic:	$(0.00)	$(0.00)	$(0.00)	$0.09

Weighted average of common shares outstanding - basic	48,898,474	47,597,195	48,898,474	46,266,999

Income (loss) per common share - fully diluted	$(0.00)	$(0.00)	$(0.00)	$0.09

Weighted average shares of common stock outstanding - fully diluted	48,898,474	47,597,195	48,898,474	46,464,999

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through November 30, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	18	168,185	-	-	168,203
Amortization of stock compensation	-	-	-	-	359,537	-	-	359,537
Net loss (March 24,2004 to May 31, 2004)	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004	-	-	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited)	-	-	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	267,253	-	-	267,300
Options issued for services	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	-	24,353,053	2,437	$14,088,141	$(19,997,481)	$(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	341,953	-	-	342,000
Options issued for services	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	461,712	-	-	461,819
Net loss	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	63,480	-	-	63,500
Options issued for services	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,556)	(16,000)	$(14,657,104)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through November 30, 2012

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	$3,274	$21,638,122	$(39,271,774)	$(16,000)	$(17,646,376)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	$3,493	$22,890,545	$(50,750,004)	$(16,000)	$(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	$4,495	$23,878,517	$(37,385,142)	$-	$(13,502,128)
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	$4,889	$23,952,805	$(33,250,080)	$-	$(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise					180,000			180,000
Net Loss	-	-	-	-	-	(81,348)	-	(81,348)
Balance as of November 30, 2012 (Unaudited)	-	-	48,898,474	$4,889	$24,132,805	$(33,331,428)	$-	$(9,193,733)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended November 30, 2011	For the six months ended November 30, 2012	Cumulative During the Development Stage (March 24, 2004 to November 30, 2012)
Cash flows from operating activities:
Net income (loss)	$4,294,432	$(81,348)	$(25,054,159)
Adjustments to reconcile net income (loss) to net
Cash (used in) provided by operating activities:
Depreciation and amortization	-	-	1,621,849
Amortization of debt discount	-	510	510
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	23,100	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Gain on settlement of debt	(482,784)	(2,025)	(11,819,506)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	-	-	(47,213)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	(439,473)	87,878	11,886,866
Net cash (used in) provided by operating activities	3,395,275	5,015	(5,588,638)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Purchase of intangible assets	-	-	124,066
Net cash (used in) provided by investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	130,000	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(106,355)	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	180,000	1,246,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	(3,420,168)	-	(4,369,195)
Net cash (used in) provided by financing activities	(3,396,523)	170,000	5,784,886

Net increase (decrease) in cash	(1,248)	175,015	179,643

Cash and cash equivalents beginning of period	2,586	4,913	285

Cash and cash equivalents at end of period	$1,338	$179,928	$179,928

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt converted into common stock	$51,582	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED NOVEMBER 30, 2012 and 2011

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

The accompanying condensed consolidated financial statements as of November 30, 2012 (unaudited) and May 31, 2012 and for the three and six month periods ended November 30, 2012 and 2011 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2012 as disclosed in our annual report on Form 10-K for that year . The results of the three and six months ended November 30, 2012 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25 million since inception including a net loss of $29,913 and $81,348 for the three and six months ended November 30, 2012, respectively. Additionally, though the Company had a net working capital increase recently, the Company still had working capital and shareholders’ deficiencies at November 30, 2012 and May 31, 2012 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

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

e.	Income (Loss) Per Share - Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the six months ended November 30, 2011, the diluted income per share includes an additional 198,000 shares of common stock issuable as a result of 660,000 warrants with an exercise price less than market. Potentially dilutive securities as of November 30, 2012 were comprised of 5,895,945 of warrants and 18,000,000 shares of common stock issuable as a result of convertible debt instruments. The diluted loss per share for the three and six months ended November 30, 2012, as well as the three months ended November 30, 2011 is the same as the basic loss per share, as any potential dilutive securities would be anti-dilutive..

f.	Equity Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

In accordance with the FASB Guidance for the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the three and six months ended November 30, 2012 in the amounts of $-0- and $-0-, respectively. Furthermore, the Company has recorded compensation expense for the three and six months ended November 30, 2011 in the amounts of $-0- and $-0-, respectively.

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

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 which has yet to be settled with equity. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the license fee received pursuant to the License (received in December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).   In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’ assets and further released Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

The Company is negotiating with its remaining outstanding unsecured debt holders to compromise, extend the due date or convert outstanding debt into equity and thereby facilitate raising additional investor capital for the portion of the Company’s business that may continue. The amounts that the debt holders have agreed to settle through the receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

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

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of November 30, 2012 and May 31, 2012, accrued expenses and other liabilities consist of the following approximate amounts:

	November 30, 2012	May 31, 2012
Accounts payable	$1,502,718	$1,442,634
Accrued interest and penalties payable	147,993	122,410
Accrued income taxes	100,000	100,000
Accrued other	616,653	616,653
	$2,367,364	$2,281,697

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STUS the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of November 30, 2012 there was $679,466 of notes payable, largely the result of debt settlement in prior quarters plus additional borrowing this quarter.

During the year May 31, 2012, the Company borrowed another $130,000 from several directors. This debt has no repayment terms and is due on demand. During the three months ended November 30, 2012, no new borrowings were received.

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The note bears interest at 6% per year and matures on November 15, 2014. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.01 per share. The beneficial conversion feature has been fair valued at $180,000 and will be amortized over the life the debt instrument. The unamortized portion of the debt discount as of November 30, 2012 was $179,490.

Related Party Activities - As of November 30, 2012 and May 31, 2012, the Company has reported a related party payable in the amount of $130,000 and $130,000, respectively which represents funds that were advances to the Company by officers and directors of the Company.

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

The continuing settlements with unsecured and related parties have resulted in gains being recorded in the amount of $482,784 in fiscal 2012. There remains $5,259,926 of debts to be settled via the issuance of equity at yet to be determined or negotiated terms. All such debt holders have agreed per their settlement to accept equity for their remaining debt. As of November 30, 2012 the balance remained the same at $5,259,926.

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

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted
		Average
		Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.30
Granted	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(13,372,372)	0.30
Outstanding at May 31, 2011	1,550,000	0.65
Granted	—
Exercised	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	1,310,000	0.55
Granted	—
Exercised	—
Expired or cancelled	—
Outstanding at November 30, 2012	1,310,000	$0.55

The following table summarizes information about options outstanding and exercisable at November 30, 2012 and May 31, 2012:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.26 - $1.00	1,310,000	1.8	$0.55	1,310,000
	1,310,000		$0.55	1,310,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted
		Average
		Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	0	—
Expired or cancelled	(825,000)	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	0	—
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	(6,499,057)	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at November 30, 2012	5,895,945	$0.50

The following table summarizes information about warrants outstanding and exercisable at November 30, 2012 and May 31, 2012:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	4,682,225	1.4	$.21	4,682,225
$.26 - $.99	$1,213,720	1.4	$.85	$1,213,720
	5,895,945			5,895,945

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

9.	COMMITMENTS AND CONTINGENCIES

The Company was utilizing premises on a month to month basis of one its shareholders during fiscal 2012 and year to date fiscal 2013.

10.	SUBSEQUENT EVENTS

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The note bears interest at 6% per year and matures on November 15, 2014. If not paid upon maturity, the interest rate will increase to 12% per year. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $.01 per share. The beneficial conversion feature has been fair valued at $20,000 and will be amortized over the life the debt instrument.

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

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature has been fair valued at $120.000 and will be amortized over the life the debt instrument.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature has been fair valued at $200,000 and will be amortized over the life the debt instrument.

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

During this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors and did not materially pursue plans to shift its primary business operation focus to product design. Arkados had no employees and did not produce any products or services during the period following December 23, 2010 through November 30, 2012, the end of the period described in this report.

We did not generate revenue from operations during quarter ending November 30, 2012 and we were entirely dependent on outside sources of financing for our operations.

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

Results of Operations

We have not had significant revenue from operations since inception and, as a result of the sale of substantially all our assets that occurred during 2011, as of November 30, 2012, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended November 30, 2012

During the three month period ended November 30, 2012 and 2011, the Company recorded no revenue. Total operating expenses for the three month period ended November 30, 2012 were $15,682 compared to total operating expenses for the three month period ended November 30, 2011 of $33,483. In both periods, the most significant expenses were consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended November 30, 2012 and 2011 was $14,231 and $11,794, respectively.

For The Six Months Ended November 30, 2012

During the six month period ended November 30, 2012 and 2011, the Company recorded no revenue. Total operating expenses for the six month period ended November 30, 2012 were $55,256 compared to total operating expenses for the six month period ended November 30, 2011 of $164,785. In both periods, the most significant expenses were consulting expenses and professional fees.

Interest expense on our existing debt for the six month periods ended November 30, 2012 and 2011 was $28,117 and $23,567, respectively.

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

As of November 30, 2012, we had cash of approximately $179,928 and negative working capital of ($9,193,734) compared to cash of $4,913 and negative working capital of ($9,292,384) at May 31, 2012. The additional cash during this period resulted from the proceeds from the issuance of a convertible debenture in the principal amount of $180,000.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of November 30, 2012.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of November 30, 2012, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2012.

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

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2013, ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2012 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2012 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended November 30, 2012 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 28, 2012, we issued a convertible debenture to an investor with principal amount of $180,000 at 6% annual interest. Principal and interest are due November 15, 2014. The debenture is convertible into shares of our common stock at a rate of one share for each $0.01 of principal and interest exchanged.

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

101*

The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended November 30, 2012, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: September 12, 2013
	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

