Form 10-Q
period 2013-02-28
ARKADOS GROUP, INC.
filed 2013-09-16
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: February 28, 2013

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

The number of the registrant’s shares of common stock outstanding was 48,898,474 as of February 28, 2013.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended February 28, 2013

(FY 2013)

F-i

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

The information contained in this report, except as specifically dated, is as of February 28, 2013, and does not give effect to the changes to the Company’s business or prospects which occurred or may occur as a result of the forgoing, as they are yet to be determined.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 28, 2013	May 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$92,110	$4,913

Total current assets	92,110	4,913

Total assets	$92,110	$4,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$2,284,847	$2,181,697
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	5,259,926	5,259,926

Notes payable, net of discount of $174,076 and -0- for the periods ended February 28, 2013 and May 31, 2012, respectively	704,880	688,768
Total current liabilities	9,416,559	9,297,297

Total liabilities	9,416,559	9,297,297

Stockholders' deficiency:

Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding at February 28, 2013 and May 31, 2012, respectively	4,889	4,889
Additional paid-in capital	24,152,807	23,952,807
Accumulated Deficit during Development Stage	(33,482,145)	(33,250,080)
Total stockholders' deficiency	(9,324,449)	(9,292,384)

Total liabilities and stockholders' deficiency	$92,110	$4,913

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					during the
					Development
					Stage (March 24,
	Three months ended		Nine months ended		2004 through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013)

Net sales	$-	$-	$-	$-	$3,127,478

Cost of sales	-	-	-	-	2,145,042

Gross Profit	-	-	-	-	982,436

Operating expenses:
Selling, general and administrative	108,973	49,997	164,229	214,782	23,239,983
Research and development	-	-	-	-	11,321,906
Total operating expenses	108,973	49,997	164,229	214,782	34,561,889

Income (loss) from operations	(108,973)	(49,997)	(164,229)	(214,782)	(33,579,453)

Other income (expenses):
Interest expense	(41,745)	(11,868)	(69,862)	(35,435)	(15,186,492)
Settlement of debt	-	-	2,025	482,784	11,819,506
Sale of license and IP agreements	-	-	-	4,000,000	11,000,000

Net income (loss) before provision for income taxes	(150,718)	(61,865)	(232,066)	4,232,567	(25,946,439)
Provision for income taxes	-	-	-	-	(741,562)

Net income (loss)	$(150,718)	$(61,865)	$(232,066)	$4,232,567	$(25,204,877)

Income (loss) per common share - basic:	$(0.00)	$(0.00)	$(0.00)	$0.09

Weighted average of common shares outstanding - basic	48,898,474	48,898,474	48,898,474	47,134,518

Income (loss) per common share - fully diluted	$(0.00)	$(0.00)	$(0.00)	$0.09

Weighted average shares of common stock outstanding - fully diluted	48,898,474	48,898,474	48,898,474	47,374,518

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through February 28, 2013

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	18	168,185	-	-	168,203
Amortization of stock compensation	-	-	-	-	359,537	-	-	359,537
Net loss (March 24,2004 to May 31, 2004)	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004 (Unaudited)	-	-	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited)	-	-	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	267,253	-	-	267,300
Options issued for services	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	-	24,353,053	2,437	14,088,141	(19,997,481)	(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	341,953	-	-	342,000
Options issued for services	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	461,712	-	-	461,819
Net loss	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	63,480	-	-	63,500
Options issued for services	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,555)	$(16,000)	$(14,657,105)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through February 28, 2013

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	-	26,278,888	$2,628	$17,865,822	$(32,509,555)	$(16,000)	$(14,657,105)
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	3,274	21,638,124	(39,271,773)	(16,000)	(17,646,376)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	3,493	22,890,547	(50,750,003)	(16,000)	(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	4,495	23,878,519	(37,385,141)	-	(13,502,128)
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	$4,889	23,952,807	(33,250,079)	-	(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	200,000	-	-	200,000
Net Loss	-	-	-	-	-	(232,066)	-	(232,066)
Balance as of February 28, 2013 (Unaudited)	-	-	48,898,474	$4,889	$24,152,807	$(33,482,145)	$-	$(9,324,449)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended February 29, 2012	Nine months ended February 28, 2013	Cumulative During the Development Stage (March 24, 2004 to February 28, 2013)
Cash flows from operating activities:
Net income (loss)	$4,232,567	$(232,066)	$(25,204,877)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	-	-	1,621,849
Amortization of debt discount	-	25,924	25,924
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	23,100	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Gain on settlement of debt	(482,784)	(2,025)	(11,819,506)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	-	-	(47,213)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	(356,760)	105,364	11,904,353
Net cash (used in) provided by operating activities	3,416,123	(102,803)	(5,696,455)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Purchase of intangible assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	130,000	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(106,355)	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	200,000	1,266,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	(3,420,168)	-	(4,369,196)
Net cash (used in) provided by financing activities	(3,396,523)	190,000	5,804,885

Net increase (decrease) in cash	19,600	87,197	91,825

Cash and cash equivalents beginning of period	2,586	4,913	285

Cash and cash equivalents at end of period	$22,186	$92,110	$92,110

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt converted into common stock	$51,582	$-
Accrued interest and accounts payable converted to debt	$-	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED FEBRUARY 28, 2013 and FEBRUARY 29, 2012

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

The accompanying condensed consolidated financial statements as of February 28, 2013 (unaudited) and May 31, 2012 and for the three and nine month periods ended February 28, 2013 and February 29, 2012 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2012 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 28, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2013.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25 million since inception including a net loss of $150,718 and $232,066 for the three and nine months ended February 28, 2013, respectively. Additionally, though the Company had a net working capital increase recently, the Company still had working capital and shareholders’ deficiencies at February 28, 2013 and May 31, 2012 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

d.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

e.	Income (Loss) Per Share - Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the nine months ended February 29, 2012, the diluted income per share includes an additional 240,000 shares of common stock issuable as a result of the issuance of 660,000 warrants with an exercise price less than market. Potentially dilutive securities as of February 28, 2013 were comprised of 2,350,080 of warrants and 20,000,000 shares of common stock issuable as a result of convertible debt instruments. The diluted loss per share for the three and nine months ended February 28, 2013, as well as the three months ended February 29, 2012 is the same as the basic loss per share, as any potential dilutive securities would be anti-dilutive.

f.	Equity Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

In accordance with the FASB Guidance for the fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions:

The Company has recorded compensation expense for the three and nine months ended February 28, 2013, in the amounts of $-0- and $-0-, respectively. Furthermore, the Company has recorded compensation expense for the three and nine months ended February 29, 2012, in the amounts of $-0- and $-0-, respectively.

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

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 which has yet to be settled with equity. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the license fee received pursuant to the License (received in December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’ assets and further released Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 in cash and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

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

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of February 28, 2013 and May 31, 2012, accrued expenses and other liabilities consist of the following approximate amounts:

	February 28, 2013	May 31, 2012
Accounts payable	$1,503,871	$1,442,634
Accrued interest and penalties payable	164,323	122,410
Accrued income taxes	100,000	100,000
Accrued other	616,653	616,653
	$2,384,847	$2,281,697

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STUS the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of February 28, 2013 there was $678,956 of notes payable largely the result of another debt settlement during this quarter.

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The note bears interest at 6% per year and matures on November 15, 2014. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.01 per share. The beneficial conversion feature has been fair valued at $180,000 and will be amortized over the life the debt instrument. The unamortized portion of the debt discount as of February 28, 2013 was $156,540.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The note bears interest at 6% per year and matures on November 15, 2014. If not paid upon maturity, the interest rate will increase to 12% per year. At any time during the length of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.01 per share. The beneficial conversion feature has been fair valued at $20,000 and will be amortized over the life the debt instrument. The unamortized portion of the debt discount as of February 28, 2013 was $17,536.

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

Related Party Activities – The Company received $130,000 from several of its then directors during the 1st quarter of 2012. This obligation remains outstanding, therefore, the Company has reported a related party payable in the amount of $130,000 as of each of February 28, 2013 and May 31, 2012, respectively.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. During the year May 31, 2011, 6,499,057 of these warrants expired. An additional 3,545,865 of these warrants expired in December 2012. The stock price remains low and the fair value of the derivative liability remains immaterial.

SETTLEMENT OF DEBT

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to settle its debts with its secured creditors and employees, with cash payments made as of the December 2010 and June 2011 closings.

The continuing settlements with unsecured and related parties have resulted in gain being recorded in the amount of $482,784 in fiscal 2012. There remains $5,259,926 of debts to be settled via the issuance of equity on as yet to be determined or negotiated terms. All debt holders who have settled have agreed to accept equity for their remaining debt. As of February 28, 2013 the balance remained the same at $5,259,926.

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

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.3
Granted	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(13,372,372)	0.30
Outstanding at May 31, 2011	1,550,000	0.65
Granted	—
Exercised	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	1,310,000	0.55
Granted	—
Exercised	—
Expired or cancelled	—
Outstanding at February 28, 2013	1,310,000	$0.55

The following table summarizes information about options outstanding and exercisable at February 28, 2013:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.26 - $1.00	1,310,000	0.98	$0.55	1,310,000

	1,310,000		$0.55	1,310,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	0	—
Expired or cancelled	-825,000	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	0	—
Expired or cancelled	-2,332,137	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	-6,499,057	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	0	—
Exercised	0	—
Expired or cancelled	-3,545,865	0.70
Outstanding at February 28, 2013	2,350,080	$0.19

The following table summarizes information about warrants outstanding and exercisable at February 28, 2013:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	1,690,080	0.33	$0.250	1,690,080
$.26 - $.99	660,000	1.00	$0.035	660,000

	2,350,080			2,350,080

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

9.	COMMITMENTS AND CONTINGENCIES

The Company was utilizing premises on a month to month basis of one its shareholders during fiscal 2012 and year to date fiscal 2013.

10.	SUBSEQUENT EVENTS

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

During this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors and did not materially pursue plans to shift its primary business operation focus to product design. Arkados had no employees and did not produce any products or services during the period following December 23, 2010 through February 28, 2013, the end of the period described in this report.

We did not generate revenue from operations during quarter ending February 28, 2013, and we were completely dependent on outside sources of financing for our operations.

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

Results of Operations

We have not had significant revenue from operations since inception and, as a result of the sale of substantially all our assets that occurred during 2011, as of February 28, 2013, we are still a development stage company. Furthermore, we have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended February 28, 2013

During the three month period ended February 28, 2013 and February 29, 2012, the Company recorded no revenue. Total operating expenses for the three month period ended February 28, 2013 was $108,973 compared to total operating expenses for the three month period ended February 29, 2012 of $49,997. In both periods, the most significant expenses were consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended February 28, 2013 and February 29, 2012 was $41,745 and $11,868, respectively.

For The Nine Months Ended February 28, 2013

During the nine month period ended February 28, 2013 and February 29, 2012, the Company recorded no revenue. Total operating expenses for the nine month period ended February 28, 2013 were $164,229 compared to total operating expenses for the nine month period ended February 29, 2012 of $214,782. In both periods, the most significant expenses were consulting expenses and professional fees.

Interest expense on our existing debt for the nine month periods ended February 28, 2013 and February 29, 2012 was $69,862 and $35,435, respectively.

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

As of February 28, 2013, we had cash of approximately $92,000 and negative working capital of ($9,324,449) compared to cash of $4,913 and negative working capital of ($9,292,384) at May 31, 2012.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of February 28, 2013.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2013, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended February 28, 2013.

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

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the third fiscal quarter of 2013, ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2012 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2012 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended February 28, 2013 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Financing

On December 3, 2012, we issued a convertible debenture to an investor in the principal amount of $20,000 at 6% annual interest. Principal and interest are due November 15, 2014. The debenture is convertible into shares of our common stock at a rate of one share for each $0.01 of principal and interest exchanged.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory; Arrangements of Certain Officers

On January 2, 2013, the board of directors of Arkados Group, Inc. (“Arkados”) formally accepted the resignation of Andreas Typaldos, Acting Chief Executive Officer and Director. Mr. Typaldos had been formally appointed Acting Chief Executive Officer and Director, by our board of directors on March 4, 2011. He resigned as a result of our ability to recruit and retain a suitable full time Chief Executive Officer.

On January 2, 2013, our board of directors formally appointed Terrence DeFranco as Chief Executive Officer and President to serve in Mr. Typaldos’ place. Mr. DeFranco receives $15,000 monthly for his services, as well as health insurance and expense reimbursement by the Company. We have not, as of the date of this report, however, consummated a written agreement for the employment of Mr. DeFranco, who is currently an at will employee.

The board also formally appointed Terrence DeFranco as director on January 2, 2013. Andreas Typaldos resigned as board member effective January 6, 2013, Gennaro Vendome resigned as board member effective January 12, 2013, and William Carson resigned as board member effective January 13, 2013, leaving Terrence DeFranco as sole board member/director.

The Company no longer retains the services of Larry Crawford as Chief Financial Officer, who was, since December 27, 2010, and from time to time, serving on a part-time consultancy basis. We continue our search for a full time Chief Financial Officer, but there can be no assurance that the Company will be able to identify and hire a qualified candidate in the near future.

None of the above resignations were because of a disagreement with the Company, known to an executive officer of the Company, as defined in 17 CFR 240.3b-7, on any matter relating to the Company’s operations, policies or practices. The Company has furnished a copy of this report to each of the resigning officers and director and requested a letter to the effect that such persons agree with the statements made in this item, or if they do not agree, stating why they disagree.

Biography of Terrence DeFranco

Mr. DeFranco is also the Managing Member of OneSource Advisors, a corporate consulting firm focused on providing strategic advisory services to boards of directors of public companies and acting Chief Executive Officer and founder of Edentify, Inc., an identity management software company. Previously, Mr. DeFranco was Chairman and CEO of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies.

His background is primarily in the area of corporate finance and capital raising, previously serving as head of investment banking for Baird, Patrick & Co., Inc., a 50-year old NYSE-member firm and head of investment banking and founding partner of Burlington Securities Corp., a New York based investment banking and institutional equity trading firm.

Mr. DeFranco began his career on Wall Street in 1991 with PaineWebber, Inc., now UBS PaineWebber. Mr. DeFranco has been an active principal investor, senior manager and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Mr. DeFranco is a graduate of the University of North Carolina at Chapel Hill with a BA in Economics.

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

101*

The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended February 28, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2013	ARKADOS GROUP, INC.

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

