Form 10-K
period 2013-05-31
ARKADOS GROUP, INC.
filed 2013-09-19
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($.05) at which the common equity was last sold on August 27, 2013 was $2,444,923.

The number of shares of common stock outstanding as of the latest practicable date, August 27, 2013, was 48,898,474.

(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is not an affiliate or that any person whose holdings are included is an affiliate and any such admission is hereby disclaimed.

ARKADOS GROUP, INC.

FISCAL 2013 FORM 10-K

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our fiscal year 2013 Form 10-K may also be obtained without charge by mailing a request to us at 211 Warren Street, Suite 320, Newark, New Jersey 07103 or by calling us at (862) 373-1988.

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

During this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors and did not materially pursue plans to shift its primary business operation focus to product design. Arkados had no employees and did not produce any products or services during the period following December 23, 2010 through May 31, 2013, the end of the period described in this report.

Recent Announcements

There have been no public announcements within the two-year period preceding the date of this report.

Dependence on Financing Activities

We did not generate revenue during fiscal year 2013and were completely dependent on outside sources of financing by former officers, directors, investors and related parties for our operations. Any such financing of operating expenses occurred through short-term loans and no securities (either debt or equity) were issued for such financing.

Since May 31, 2012 and as of the date of this report, we had not fully and finally settled any additional unsecured debt. We intend to offer settlements for any unsecured debt outstanding in exchange for the Company’s agreement to issue shares of its common stock at the rate of one share for each $0.04 of principal and interest exchanged. The issuance of shares of the Company’s common stock is claimed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) for exchanges of securities of the same issuer without payment of solicitation fees and Section 4(2) for sales not involving a public offering. The issuance of the warrants is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

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

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for smart energy and home automation services

Manufacturing

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

As part of our future plans for smart energy and home automation services, we anticipate continuing to pursue development of patents for our software solutions, many of which will be based, wholly or in part on the License.

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

Regulatory Environment

As they are developed, we intend to market our services internationally, as well as throughout the United States.

While we do not anticipate being subject to regulation of our services, we will endeavor to make those determinations as part of our strategic plans.

Backlog

We do not engage in manufacturing and had no backlog of orders.

Employees

From June 1, 2012 through February, 2013, we relied exclusively upon the services of independent contractors, both at the executive and administrative levels. From March, 2013, we had one full-time employee, our CEO, as well as two part time employees, one as general counsel, the other in business development. We continue to use the services of independent contractors for administrative needs as well as product development.

As of May 31, 2013, we had not reached settlements with respect to $3,621,768 in compensation to our former employees. None of our former employees were parties to collective bargaining agreements.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2013 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2013. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2013 and May 31, 2012 which information was provided by NASDAQ Trading and Market Services.

Fiscal Year ended May 31, 2013

	High Bid	Low Bid
Quarter ended:

May 31, 2013	$0.07	$0.04
February 28, 2013	$0.07	$0.005
November 30, 2012	$0.02	$0.005
August 31, 2012	$0.029	$0.011

Fiscal Year ended May 31, 2012

	High Bid	Low Bid
Quarter ended:

May 31, 2012	$0.035	$0.002
February 29, 2012	$0.05	$0.025
November 30, 2011	$0.056	$0.015
August 31, 2011	$0.10	$0.025

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of May 31, 2013, we had 224 stockholders of record of our common stock.

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

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	2,960,000	$0.27	19,540,000

Total	2,960,000	$0.27	19,540,000

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

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The Plan was later amended in March 2007 and November 2008 to increase this amount to 15,000,000 and 22,500,000, respectively. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan had been administered by the Compensation Committee of our board of directors, but is currently administered by our sole director.

We believe the majority, if not all, of the options granted pursuant to the 2004 Plan have been terminated in accordance with the terms of the 2004 Plan as a result of the termination of employees and consultants in conjunction with the Asset Sale and settlement and releases obtained therewith. As of May 31, 2013, there were options to purchase 2,960,000 shares outstanding under the 2004 Plan, as amended, of which 2,960,000 were vested.

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

	Year Ended May 31,
	2013	2012		2011		2010	2009
Revenues	$—	$—		$134,480		$295,870	$763,040
Operating Expenses	$(394,953)	$(300,250)		$(2,224,443)		$(4,658,474)	$(5,592,375)[1]
Other income (expense), net	$(121,977)	$4,435,312		$15,685,070		$(6,821,032)	$(1,725,457)[2]
Income (loss) before income taxes	$(516,930)	$4,135,062	[6]	$13,464,862	[5]	$(11,478,230)	$(7,203,631)
Total assets	$345,126	$4,913		$2,586		$510,141	$955,646
Long term obligations	$62,677	$—		$—		$—	$— [3]
Cash dividends declared	$—	$—		$—		$—	$—
Net income (loss) per share basic and diluted	$(0.01)	$0.09		$0.33		$(0.35)	$(0.22)
Weighted average of common shares outstanding – diluted	48,898,474	47,579,132		40,354,028		33,109,891	30,193,463 [4]

[1]	Increases related to the effect of the acquisition of Aster Wireless in the amounts of $520,879 and $146,746 in the year ended May 31, 2008 and May 31, 2007 respectively.

[2]	Includes interest penalty of 1,004,701 resulting from a waiver of all potential defaults by the debtholders cause by our not making a scheduled interest payment of approximately $255,000.

[3]	As of May 31, 2008, all long term debt is due within the fiscal year 2009 and is therefore classified as short-term debt.

[4]	Includes the issuance of 1,078,554 shares related to the acquisition of Aster Wireless.

[5]	Includes proceeds from the sale of assets/license to STMicroelectronics of $7,000,000, as well as debt forgiveness resulting from the payment of creditors from those proceeds.

[6]	Includes proceeds from the sale of assets/license to STMicroelectronics of $4,000,000, as well as debt forgiveness resulting from the payment of creditors from those proceeds.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the fiscal year ended May 31, 2013, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Ongoing Negotiations with Certain Creditors

With respect to the classes of remaining creditors, the total debt that remains to be settled includes $3,621,768 due to former employees as stated above in Item 1, under the heading “Employees”, and approximately $502,000 to Convertible Note Holders, approximately $478,800 to Bridge Note Holders, and approximately $1,504,000, to General Unsecured Creditors.

The current CEO of the Company is working diligently to obtain those releases. We anticipate that substantially all of these claims will be settled in exchange for the issuance of common stock of the Company at a price of $0.04 (of the debt settled) per one (1) share of common stock, which is consistent with the offers made to all creditors who have already completed settlements.

Software and Platform Solutions Development

As of the date of this report, we have not had significant revenue from operations since inception and, as of May 31, 2013, we were still a development stage company. Furthermore, we have financed operations with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders. We continue to seek to restructure our operations following the Asset Sale and to complete the settlement of material obligations as a result of the Asset Sale. Despite selling our patents and other intellectual property to STMicroelectronics, we retained, through a license back from STMicroelectronics, the ability to pursue key elements of our anticipated software and platform solutions.

Arkados intends to continue to expand its relationship with Tatung by agreeing to partner on business and product development initiatives for smart grid applications. We anticipate that our relationships will position us to be able to commercially exploit opportunities in the various smart grid-related industries.

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

The Year ended May 31, 2013

During the year ended May 31, 2013, we had revenues of $0 compared to $0 for the same period in 2012. We did not have any revenue during the current period, since as a result of the Asset Sale that occurred December 23, 2010, the efforts of management have been devoted solely to obtaining settlement and releases of our creditors. Total operating expenses for the year ended May 31, 2012 were $394,953 compared to $300,250 in the same period of fiscal year 2012. In both periods, the most significant expenses were personnel, professional fees and related expenses. We had no research and development expenses during the year. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation. We also incurred approximately $124,002 in interest expense on our outstanding bridge and other promissory notes as compared to $47,472 for the year ended May 31, 2012. We have not, as yet, filed our tax returns for this period, and may still owe income tax to either state or federal government.

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

As of May 31, 2013, we had cash of approximately $345,126 (from borrowing) and negative working capital of ($9,209,314) compared to cash of $4,913 and negative working capital of ($9,292,384) at May 31, 2012.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2013.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries

Development Stage Enterprise

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F – 1

Consolidated Statement of Operations	F – 2

Consolidated Statement of Changes in Stockholders’ Deficiency	F – 3 to F– 4

Consolidated Statement of Cash Flows	F – 5

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F – 6 to F – 19

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and subsidiaries (A Development Stage Enterprise) as of May 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2013 and 2012. We have also audited the amounts presented for the period June 1, 2010 to May 31, 2013, included in the consolidated statements of stockholders’ deficiency and in the total amounts presented in the consolidated statements of operations and cash flows for the period March 24, 2004 to May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2013 and 2012, and the results of its operations and cash flows for each of the years ended May 31, 2013 and 2012 and the amounts presented for the period June 1, 2010 to May 31, 2013 included in the consolidated statements of stockholders’ deficiency and in the total amounts presented in the consolidated statements of operations and cash flows for the period from March 24, 2004 to May 31, 2013 in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, New York

September 17, 2013

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	May 31, 2013	May 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$345,126	$4,913

Total current assets	345,126	4,913

Total assets	$345,126	$4,913

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,441,163	$2,181,697
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	6,204,926	5,259,926
Notes payable	678,768	688,768
Total current liabilities	9,491,763	9,297,297

Long Term Liabilities:
Notes Payable, net of discount of $537,323 and -0-, at May 31, 2013 and May 31, 2012 respectively	62,677	-

Total liabilities	9,554,440	9,297,297

Stockholders' deficiency:
Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding at May 31, 2013 and May 31, 2012, respectively	4,889	4,889
Additional paid-in capital	24,552,807	23,952,807
Accumulated deficit during development stage	(33,767,010)	(33,250,080)
Total stockholders' deficiency	(9,209,314)	(9,292,384)

Total liabilities and stockholders' deficiency	$345,126	$4,913

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

	For the year ended May 31,		Cumulative during the Development Stage (March 24, 2004 through May 31,
	2012	2013	2013

Net sales	$-	$-	$3,127,478

Cost of sales	-	-	2,145,042

Gross Profit	-	-	982,436

Operating expenses:
Selling, general and administrative	300,250	357,498	23,433,252
Research and development	-	37,455	11,359,361
Total operating expenses	300,250	394,953	34,792,613

Income (loss) from operations	(300,250)	(394,953)	(33,810,177)

Other income (expenses):
Interest expense	(47,472)	(124,002)	(15,240,632)
Settlement of debt	482,784	2,025	11,819,506
Sale of license and IP agreements	4,000,000	-	11,000,000

Net income (loss) before provision for income taxes	4,135,062	(516,930)	(26,231,303)
Provision for income taxes	-	-	(741,562)

Net income (loss)	$4,135,062	$(516,930)	$(25,489,741)

Income (loss) per common share - basic:	$0.09	$(0.01)

Weighted average of common shares outstanding - basic	47,579,132	48,898,474

Income (loss) per common share - fully diluted	$0.09	$(0.01)

Weighted average shares of common stock outstanding - fully diluted	47,579,132	48,898,474

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through May 31, 2013

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	18	168,185	-	-	168,203
Amortization of stock compensation	-	-	-	-	359,537	-	-	359,537
Net loss (March 24,2004 to May 31, 2004)	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004 (Unaudited)	-	-	22,501,667	2,250	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited)	-	-	23,201,667	2,321	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	267,253	-	-	267,300
Options issued for services	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	-	24,353,053	2,437	14,088,141	(19,997,481)	(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	341,953	-	-	342,000
Options issued for services	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	461,712	-	-	461,819
Net loss	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	63,480	-	-	63,500
Options issued for services	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$17,865,822	$(32,509,555)	$(16,000)	$(14,657,104)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through May 31, 2013

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	3,274	21,638,124	(39,271,774)	(16,000)	(17,646,375)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	3,493	22,890,547	(50,750,004)	(16,000)	(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,365,862
Balance as of May 31, 2011	-	-	44,951,261	4,495	23,878,519	(37,385,142)	-	(13,502,128)
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	4,889	23,952,807	(33,250,080)	-	(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	600,000	-	-	600,000
Net Loss	-	-	-	-	-	(516,930)	-	(516,930)
Balance as of May 31, 2013	-	$-	48,898,474	$4,889	$24,552,807	$(33,767,010)	$-	$(9,209,314)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

	For the Year Ended May 31, 2012	For the Year Ended May 31, 2013	Cumulative During the Development Stage (March 24, 2004 to May 31, 2013)
Cash flows from operating activities:
Net income (loss)	$4,135,062	$(516,930)	$(25,489,741)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	-	-	1,621,848
Amortization of debt discount	-	62,677	62,677
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	23,100	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Gain on settlement of debt	(482,784)	(2,025)	(11,819,506)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	-	-	(47,213)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	(276,528)	206,491	12,005,480
Net cash (used in) provided by operating activities	3,398,850	(249,787)	(5,843,440)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sale of assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	130,000	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(106,355)	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	600,000	1,666,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	(3,420,168)	-	(4,369,195)
Net cash (used in) provided by financing activities	(3,396,523)	590,000	6,204,886

Net increase in cash	2,327	340,213	344,841

Cash and cash equivalents beginning of period	2,586	4,913	285

Cash and cash equivalents at end of period	$4,913	$345,126	$345,126

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Debt converted into common stock	$51,582	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2013 and 2012

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2013 (the period ending for this report) during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. Following December 23, 2010, the Company had minimal operations but also attempted to develop a plan to pursue a different course of operations. During the period covered by this report through December 23, 2010 (i.e. the date of the Asset Sale), the Company, a development stage enterprise, was a fabless semiconductor company providing integrated system-on-chip solutions that directly support networking, smart grid and multimedia applications. Most recently (i.e. following January, 2013), Arkados has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart home applications primarily in the areas of energy management, home health care, smart appliances and home security and entertainment.

The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $25 million since inception, including a net loss of $516,930 and net income of $4,135,062 for the years ended May 31, 2013, and 2012, respectively. Additionally, though the Company had a net working capital increase recently, the Company still had both working capital and shareholders’ deficiencies at May 31, 2013 and May 31, 2012 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Business combinations - We account for acquired businesses using the purchase method of accounting which requires that the assets and liabilities assumed be recorded at the date of acquisition at their respective fair values. Because of the expertise required to value intangible assets and intellectual property research and development “IPR&D”, we typically engage a third party valuation firm to assist management in determining those values. Valuation of intangible assets and IPR&D entails significant estimates and assumptions including, but not limited to: determining the timing and expected costs to complete projects, estimating future cash flows from product sales, and developing appropriate discount rates and probability rates by project. We believe that the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. To the extent actual results differ from those estimates, our future results of operations may be affected by incurring charges to our statements of operations. Additionally, estimates for purchase price allocations may change as subsequent information becomes available.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

e.	Allowance for doubtful accounts - The Company records a bad debt expense / allowance based on management’s estimate of uncollectible accounts. The Company has not recorded any bad debt expense in any of the years ended May 31, 2013 and 2012.

f.	Equipment - Equipment is recorded at cost. Depreciation is provided on the straight-line method based upon the estimated useful lives of the respective assets. Equipment is being depreciated over a period of seven years. Maintenance, repairs and minor renewals are charged to operations as incurred, whereas the cost of significant betterments is capitalized. Upon the sale or retirement of property and equipment, the related costs and accumulated depreciation are eliminated from the accounts and gains or losses are reflected in operations.

g.	Impairment of Long-Lived Assets - The Company reviews long-lived assets, certain identifiable assets and goodwill related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. To the extent there has been any impairment such impairment has been record in the statement of operations.

h.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

i.	Revenue Recognition - The Company derives revenues from two sources – sales of products and revenues related to service and custom development activities. For product sales, revenue is recognized when our products are shipped to our customers. Shipping documents and the completion of any customer acceptance requirements, when applicable, are used to verify product delivery or that services have been rendered. Shipping costs are charged to cost of sales as incurred. For sales related to development, the Company recorded revenues pursuant to a number of term development contracts. The revenues are earned and recorded based on pre-determined milestones. When revenues within a pre-determined milestone have been partially earned, the Company records such progress billings as “Revenues earned not yet billed.” Such revenues are billable under the terms of the arrangement once the milestone has been fully completed. The Company also monitors estimated costs to complete such long term contract to the revenues to be earned to ensure that if there is an estimated loss to record to complete their obligation to fulfill the terms of such development contract, such loss existed. As of each of May 31, 2013 and May 31, 2012, there were no long term contracts for which revenues were yet to be earned outstanding.

j.	Shipping and Handling Costs - Shipping and handling costs are normally FOB the Company’s factory. These costs are included in cost of goods sold.

k.	Advertising Costs - All advertising costs are expensed as incurred. The Company has not had any advertising costs in each of the last two years.

l.	Income (Loss) Per Share - Basic net income (loss) per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the year ended May 31, 2013, there was a net loss, as a result, there are no dilutive securities presented since it would have an anti-dilutive effect. Potentially dilutive securities as of May 31, 2013 were comprised of 2,350,080 of warrants, 2,960,000 of options, and 40,000,000 shares of common stock issuable as a result of convertible debt instruments. For the year ended May 31, 2012 the diluted loss per share is the same as basic loss per share since the exercise price of the 5,895,545 warrants and 3,610,000 options exceeded the market on such day.

m.	Equity Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The Company has recorded compensation expense for the years ended May 31, 2013 and 2012, in the amounts of $-0- and $-0-, respectively.

n.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

o.	Research and Development –All research and development costs are expensed as incurred.

p.	New Accounting Pronouncements –

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on  “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”.  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3. SALE OF LICENSE AND IP AGREEMENTS

In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate power line communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Company, the Companies Arkados, Inc., and Arkados Wireless Technologies, Inc. subsidiaries (collectively, “Arkados”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time, the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale. In exchange for granting the License, the Company received gross proceeds of $7 million. The Asset Sale was predicated on the Company settling its secured debt and closed in June, 2011, whereupon the Company received $4 million.  At the time the Asset Sale was completed, ST US has agreed to license back certain intellectual property on a non-exclusive basis to Arkados to facilitate the continuation and expansion of the Company’s home automation business, support the Company’s existing customers and, with adequate financing (of which there is no assurance), permit the Company to continue the development and marketing of Smart Grid products based on power line communications.  The Company will also continue to provide consulting and development services to existing customers and users of power line communication semiconductors.  ST US hired substantially all of the Company’s engineering and semiconductor employees (including Oleg Logvinov, the Company’s former CEO and director), who was engaged in and directed the semiconductor business.

Substantially all of the proceeds received pursuant to the License and the Asset Sale, after payment of expenses related to the transactions, have been used to settle approximately $20 million of the Company’s outstanding secured debt issued during the period from December 2004 to August 31, 2008 (which was in default) and pay employees $1.4 million of $5.2 million due them.  The remainder of the proceeds received by the Company has been used to pay other creditors and expenses incurred in connection with the Asset Sale to the extent funds were available to do so.

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 in common stock of the Company which has yet to be issued. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the $7,000,000 license fee received pursuant to the License (received in December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’s assets and most secured creditors released Arkados from any and all additional claims, if any, that the secured creditors may have against Arkados.  The secured creditors also agreed that ST and its affiliates are third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

The Company is negotiating with its outstanding unsecured debt holders to compromise, extend the due date or convert outstanding debt into equity and thereby facilitate raising additional investor capital for the portion of the Company’s business that may continue. The amounts that the debt holders have agreed to settle through the receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

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

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of May 31, 2013 and 2012, accrued expenses and other liabilities consist of the following approximate amounts:

	May 31, 2013	May 31, 2012
Accounts payable	$642,612	$1,442,634
Accrued interest and penalties payable	181,710	122,410
Accrued income taxes	100,000	100,000
Accrued other	616,841	616,653
	$1,541,163	$2,281,697

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STUS the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of May 31, 2013 there was $741,455 of notes payable, net of debt discount of $537,323, largely the result of additional debt investments during this year.

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

On January 6, 2013, the Company and Andreas Typaldos, former officer and director, entered into a Separation and Release Agreement. Under the Separation Agreement all prior Typaldos Agreements will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement. As of May 31, 2013, there was $945,000 of payables due to Andreas Typaldos, included in the balance sheet category “Debt subject to equity being issued.”

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

Related Party Activities – The Company received an aggregate of $130,000 from several of its then directors during the 1st quarter of 2012. This obligation remains outstanding, therefore, the Company has reported a related party payable in the amount of $130,000 as of each of May 31, 2013 and 2012, respectively.

The five year maturity of debt is as follows:

Year ended May 31, 2014	$0
Year ended May 31, 2015	600,000
Total long term debt	600,000
Less debt discount	(537,323)
Long term debt, net of debt discount	$62,677

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of May 31, 2013, 10,044,922 of these warrants expired. The stock price remains low and the fair value of the derivative liability remains immaterial.

SETTLEMENT OF DEBT

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to settle its debts with its secured creditors and employees, with cash payments made as of the December 2010 and June 2011 closings.

The continuing settlements with unsecured and related parties have resulted in gain being recorded in the amount of $482,784 in fiscal 2012. As of May 31, 2012, there remained $5,259,926 of debts to be settled via the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt. As of May 31, 2013, and as a result of additional financing of operations throughout the fiscal year, the balance is $6,204,926.

During the quarter ended August 31, 2012 the Company negotiated the settlement of additional debts resulting in $10,000 being paid for the settlement of $12,025 of recorded liabilities, resulting in a gain on the settlement of such debts being recorded in the amount of $2,025.

7.      INCOME TAXES

At May 31, 2013, the Company has available unused net operating loss carryovers approximately $17,484,000 that may be applied against future taxable income and expire at various dates through 2033. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded an increase to the full valuation allowance in the amount of $6,908,000 for the year ended May 31, 2013 since the likelihood of realization of the tax benefits cannot be determined.

	Year Ended May 31,
	2013	2012
Deferred tax asset:
Net operating loss carry forward	$6,908,000	$6,729,000
Accrued Compensation	1,420,000	1,420,000
Valuation allowance	(8,328,000)	(8,149,000)
Net deferred tax asset	$—	$—

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

	Year Ended May 31,
	2013	2012
Statutory federal income tax benefit	(35)%	35%
Permanent timing differences - equity rights	4%	(0)%
Operating loss carry-forwards utilized	(31)%	(35)%
State income taxes	0%	0%

The Company may have had greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code, the net operating losses may be limited as to its utilization on an annual basis. Currently no such evaluation has been performed.

Tax returns for the years 2010 through 2013 remain subject to examination by relevant tax authorities.

8.	STOCKHOLDERS’ DEFICIENCY

2004 transactions-(Unaudited)

a.	On May 7, 2004, CDKNET.com, Inc. and Miletos entered into an “Agreement and Plan of Merger” (“the Merger Agreement”). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

b.	In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to a law firm affiliated with the former CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued interest of $51,539 for 549,866 shares of common stock.

c.	Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

d.	The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition, such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

e.	The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185.

2005 transactions- (Unaudited)

f.	During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non-performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811.

g.	During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

h.	The Company recorded $234,353 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured on June 8, 2005, hence predominately all of such interest expense was recorded in fiscal 2005.

i.	In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

2006 transactions – (Unaudited)

j.	During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $.45 per share to management and its employees, which vest over four years. Another 125,000 fully vested stock options with an exercise price of $.45 were issued to consultants, an expense of $69,170 was recorded for these stock options.

k.	On March 20, 2006, the Company issued warrants to purchase up to 180,000 shares of our common stock for $0.85 per share to Emerging Capital Markets LLC as part compensation for investor relations consulting services for a three month period. The warrants vest in equal thirds on the first day of April, May and June 2006, provided there is no material breach of the related consulting agreement. Such investor relations consulting services agreement also provides for cash compensation in the amount of $20,000 per month for three months. These investor relations consulting agreement also provides for the requirement to obtain approval form this individual for any potential reverse stock splits greater than 1 for 5 and has the option to renew such agreement for another three months on the same terms.

l.	On February 1, 2006, as part of the sale of an additional $375,884 of the 6% Secured Debentures described above, the Company and the holders of all outstanding 6% Debentures agreed to modify the covenant to permit the Company to issue 609,786 shares of common stock and pay $405,744 in full satisfaction of such outstanding principal and interest concurrently with the additional investment and waived prior defaults.

m.	During the year May 31, 2006, the Company issued 75,000 shares for services valued at $22,500.

n.	There was $404,555 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

o.	During the year May 31, 2006, the Company issued 466,600 shares of stock for debt penalties and extensions for consideration valued at $267,300.

2007 transactions – (Unaudited)

p.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his efforts to obtain financing for Arkados.

q.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

r.	During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $.40 per share to the incoming CFO as a component of her employment contract. Another 240,000 stock options with an exercise price of $.50, vesting over 6 months, were issued to a consultant; an expense of $80,919 was recorded for these stock options.

s.	On March 3, 2007, Arkados Wireless Technologies, Inc., our wholly owned subsidiary, filed a merger certificate completing the acquisition of Aster Wireless, Inc., a previously unaffiliated Delaware corporation. The consideration for the Merger was 1,000,000 restricted shares of our common stock. In addition, the Company issued an aggregate of 259,000 seven-year options to four employees through the acquisition exercisable at $0.405 per share which vest over 4 years aggregate of 78,564 shares of restricted stock to such employees. We also issued 300,000 seven-year options to a consultant, which options vested on March 1, 2008 and are exercisable at $0.405 per share; an expense of $100,146 was recognized.

t.	During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $.33 to $.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

u.	The Company issued 175,604 shares of its common stock with gross proceeds of $1,756 from the exercise of options by employees.

v.	There was $424,247 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

w.	For the year ended May 31, 2007, the Company incurred a non-cash charge of $418,997 for the amortization of stock options.

2008 transactions – (Unaudited )

x.	During the first quarter of 2008, the Company issued 30,000 shares to a vendor at a cost of $13,500 for the settlement of an outstanding balance. During the fourth quarter of 2008, the Company issued 166,667 shares to a consultant at a cost of $50,000.

y.	During the first quarter of 2008, the Company issued 190,000 options to three service providers; an expense in the amount of $50,274 was recognized for these options. During the fourth quarter, the Company extended the expiration period of 263,333 options for an employee whose contract was not renewed; an expense in the amount of $30,244 was recognized for this extension. In addition, in the same period, the Company issued 150,000 fully vested options with an exercise price of $.32 to a consultant; an expense in the amount of $24,930 was recognized for these options.

z.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $.30 per share to management and its employees, which vest over four years.

aa.	During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

bb.	The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures. Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723.

cc.	The Company as part of a debt restructuring, agreed to amend the 10,065,210 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the 804,706 new warrants issued December 15, 2007 by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act. The change in the terms of these warrants required a charge of $945,772 to be recorded.

dd.	For the year ended May 31, 2008, the Company incurred a non-cash charge of $697,687 for the amortization of stock options.

2009 transactions – (Unaudited)

ee.	500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the year ended May 31, 2009 for these options. These stock options and warrants are exercisable for three to ten years from the grant date.

ff.	2,134,469 shares of stock were granted to service providers and a former employee during the year ended May 31, 2009; $422,755 of consulting, compensation expense or reduction of accrued compensation.

gg.	A refinancing and the closing on new monies received occurred in July 2008, whereby certain debts were extended in conjunction with conversion of some indebtedness in the amount of $409,113 for 944,881 shares of common stock, 2,332,131 warrants were issued to certain debt holders exercisable at $.25 per share expiring on December 1, 2008 were valued at $264,111 and expensed, accordingly, and $810,038 of monies received net of $35,000 in legal fees from May 2008 to July 2008 resulting in 3,380,159 shares of common stock being issued.

hh.	In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15 , the closing price on February 6, 2009, the date of grant. As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, a compensation expense was recorded in the amount of $444,192 on the grant date.

ii.	As a result of the past option awards and the awards made in fiscal 2009, the Company has recorded equity based amortization expense in the amount of $1,776,683.

2010 transactions – (Unaudited )

jj.	There was $54,000 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

kk.	2,187,864 shares of stock were issued for the exercise of stock options resulting in $21,879 of gross proceeds to the Company.

ll.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $1,176,762.

2011 transactions

mm.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $603,974.

nn.	In December 2010, certain creditors converted $401,000 of their indebtedness for the issuance of 10,025,000 shares of common stock.

2012 transactions

oo.	Certain creditors received 660,000 warrants as a condition of their debt settlement with the Company. The warrants expire in May 2014 and have an exercise price of $.035 a share. There was a debt inducement settlement expense recorded for these warrants in the amount of $23,100.

pp.	In September 2011, certain creditors converted $51,582 of their indebtedness for the issuance of 3,947,213 shares of common stock, inclusive of past outstanding matters.

2013 transactions

qq.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $.01 to $.02 a share. The beneficial conversion rights have been valued at $600,000 and will be amortized over the life of the related debt.

9.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.3
Granted	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(11,072,372)	0.30
Outstanding at May 31, 2011	3,850,000	0.65
Granted	—
Exercised	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	3,610,000	0.55
Granted	—
Exercised	—
Expired or cancelled	(650,000)	0.75
Outstanding at May 31, 2013	2,960,000	$0.29

The following table summarizes information about options outstanding and exercisable at May 31, 2013:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 - $0.25	1,800,000	2.34	0.24	1,800,000
$0.26 - $1.00	1,160,000	1.32	$0.36	1,160,000
	2,960,000	1.94	$0.29	2,960,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	0	—
Expired or cancelled	-825,000	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	0	—
Expired or cancelled	-2,332,137	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	-6,499,057	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	0	—
Exercised	0	—
Expired or cancelled	-3,545,865	0.70
Outstanding at May 31, 2013	2,350,080	$0.19

The following table summarizes information about warrants outstanding and exercisable at May 31, 2013:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	1,690,080	0.33	$0.250	1,690,080
$.26 - $.99	660,000	1.00	$0.035	660,000
	2,350,080			2,350,080

Interest expense attributed to the aforementioned warrants is being amortized over the ratable term of each respective debt arrangement.

The intrinsic value of the aforementioned options and warrants as of May 31, 2013 and 2012 was $9,900 and $0, respectively.

9.	COMMITMENTS AND CONTINGENCIES

The Company utilized premises on a month to month basis of one its shareholders during fiscal 2012 and from June, 2012 through December, 2012. Beginning January 1, 2013 through the current date, the Company has been subletting office space on a month-to-month basis from a company owned by its chief executive officer at the rate of $1,668 per month.

Rent expense for the years ended May 31, 2013 and 2012 was $7,392 and $0, respectively.

10.	SUBSEQUENT EVENTS

On June 14, 2013 (the “Effective Date”), the Company executed a worldwide perpetual non-exclusive, irrevocable, quantity limited, royalty-free license agreement from Exegin for use of its proprietary software for a one-time license fee in the amount of $25,000 payable in five (5) installments on 1st of each month following the Effective Date.

Effective as of June 28, 2013, the Company entered into an agreement with Tatung Co. to provide Tatung with software for various in-home automated devices that are manufactured by Tatung. Payment by Tatung is based on a monthly invoice for software deliverables in accordance with individual project-based statements of work.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that, our disclosure controls and procedures were not effective for the period ended May 31, 2013.

Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies include a lack of timely financial statement preparation and account reconciliation and, as a result of limited funding, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties. There is no CFO, however, at this time, and the CEO is also acting in the capacity of Principal Accounting Officer.

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

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the last fiscal quarter of the fiscal year ended May 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the period ending May 31, 2013, the directors, officers and key employees of the Company were as follows:

Name	Age	Position
Terrence DeFranco	47	Chairman/Sole Director, President and Chief Executive Officer

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

The Company no longer retains the services of Larry Crawford as Chief Financial Officer, who was, since December 27, 2010, served on a part time basis. We continue our search for a full time Chief Financial Officer, but there can be no assurance that the Company will be able to identify and hire a qualified candidate in the near future.

Board Meetings

During the fiscal year ended May 31, 2013, our Board had three members through January, 2013, after which it had one director, Terrence DeFranco. Prior to January, 2013, our Board of directors did not hold regular meetings, and thereafter, with only one board member, meetings were not applicable.  In addition, our Board takes action from time to time by unanimous (or sole) consent.

Board Committees

During the period covered by this report, our Board consisted solely of one director and therefore, we did not have a standing Audit or Compensation Committee. We hope to appoint new directors in the near future, however, and would re-establish both an Audit Committee and Compensation Committee promptly thereafter. The charters of the Audit and Compensation Committees were filed as exhibits to our report on Form 10-K for the period ended May 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that one or more persons who, during the fiscal year ended May 31, 2013, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We plan to assist the persons in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2013 and the two previous years, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2013.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award	All Other Compensation	Total Compensation
Terrence DeFranco	2013	$17,846	$0	$0	$0	$17,846
President, Chief Executive
Officer
(from January 2, 2013)

Andreas Typaldos	2013	$0	$0	$0	$0	$0
President, Chief Executive	2012	$0	$0	$0	$0	$0
Officer	2011	$0	$0	$0	$0	$0
(through January 2, 2013)

Grant Ogata (1)	2013	$0	$0	$0	$0	$0
President, Chief Executive	2012	$0	$0	$0	$0	$0
Officer	2011	$109,949	$0	$0	$0	$109,949
(through March 4, 2011)

Oleg Logvinov (2)	2013	$0	$0	$0	$0	$0
President, Chief Executive	2012	$0	$0	$0	$0	$0
Officer and Director	2011	$63,975	$0	$0	$0	$63,975
(through December 23, 2010)

Larry Crawford (3)	2013	$0	$0	$0	$0	$0
Chief Financial Officer	2012	$0	$0	$0	$0	$0
(through January 31, 2011)	2011	$133,333	$0	$0	$0	$133,333

(1)	At May 31, 2013, total salary, accrued vacation and expenses owed to Mr. Ogata was $548,850.

(2)	At May 31, 2013, total salary, accrued vacation and expenses owed to Mr. Logvinov was $1,027,000.

(3)	At May 31, 2013, total salary, accrued vacation and expenses owed to Mr. Crawford was $366,955. In addition, pursuant to his separation agreement, options granted to Mr. Crawford remain exercisable through their expiration date.

14

GRANTS OF PLAN-BASED AWARDS

There were no grants of Plan Based Awards in either of the Fiscal Year ended May 31, 2013. As a result of the terminations or resignations of prior employees, there were no grants outstanding as of the periods covered in this report

OPTION EXERCISES AND STOCK VESTED IN 2013

There were no exercises of options by executives or directors in either the period ended May 31, 2013.  No additional stock vested under previously issued options during either period.

OUTSTANDING EQUITY AWARDS AT 2013 FISCAL YEAR-END

OPTION AWARDS

	Number of securities underlying unexercised options (#) Exercisable		Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Larry Crawford	1,200,000	(1)		1,200,000	$0.25	10/1/2015
	600,000			600,000	0.22	10/1/2015

Barbara Kane-Burke	100,000	(2)		100,000	$0.41	1/15/2014
	200,000			200,000	$0.40	4/17/2014
	200,000			200,000	$0.30	2/28/2015

(1)	Options granted to Mr. Crawford remain exercisable until expiration pursuant to the terms of his severance agreement with the Company.

(2)	Options granted to Ms. Kane-Burke remain exercisable until expiration pursuant to the terms of her severance agreement with the Company.

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

As of May 31, 2013, 2,960,000 options to purchase shares of our Common Stock were outstanding under various option plans.

A summary of the various established stock option plans is as follows:

2004 Stock Option and Restricted Stock Plan.  Our 2004 Stock Option and Restricted Stock Plan, (“The 2004 Plan”) was administered by a committee appointed by the Board of Directors (the “Compensation Committee”), when there such committee is in place. The Compensation Committee designates the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2007 were made from the 2004 Plan.  The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions as is determined by the Compensation Committee.

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

Employment Contracts and Consulting Agreements

Terrence DeFranco – On January 1, 2013, we entered into an at will employment agreement with Terrence DeFranco, our Chairman.  The agreement requires Mr. DeFranco to serve on a full-time basis and provides for monthly compensation of $15,000.  The agreement also provides for payment of Mr. DeFranco’s monthly healthcare insurance expense and reimbursement of business-related expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information known to us regarding the beneficial ownership of our Common Stock, as of May 31, 2013 by (a) our directors, (b) executive officers, and (c) all of our directors and executive officers as a group.  Except as otherwise indicated,  each person has sole voting and investment power with respect to all shares shown as  beneficially  owned,  subject to community  property laws where applicable.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Terrence DeFranco	-0-	0.00%

All executive officers and directors as a group (1 person)	-0-	0.00%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None during the period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2013 and May 31, 2012 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $22,000 and $21,250, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal year ended May 31, 2013 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, was $0.

Tax and Other Fees

There aggregate fees billed for the fiscal year ended May 31, 2013 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns was $0.

Approval of Non-audit Services and Fees

We currently do not have an Audit Committee and approval of such services is determined by our CEO and sole director.

PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	Agreement and Plan of Merger dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

2.5	Asset Purchase Agreement, dated as of December 23, 2010, by and among Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc. and STMicroelectronics, Inc.	8-K	0-27587	2.1	12/29/10

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.5	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2*	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-K	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

4.8	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended December 15, 2007	8-K	0-27587	4.1	12/12/07

4.9	Form of Common Stock Purchase Warrant, as amended December 15, 2007	8-K	0-27587	4.2	12/12/07

4.10	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended April 2, 2008	8-K	0-27587	4.2	04/08/08

4.11	Form of Request for Extension	8-K	0-27587	4.2	07/22/08

4.12	Form of Extension, Waiver and Conversion Agreement	8-K	0-27587	4.3	07/22/08

4.13	Form of 6% Secured Convertible Debenture due June 28, 2009, as amended August 7, 2008 (convertible at $0.25).	8-K	0-27587	4.1	08/11/08

4.14	Form of New Warrant exercisable at $0.25 per share.	8-K	0-27587	4.2	08/11/08

4.15	Form of warrant exercisable at $0.25 per share until June 30, 2013	8-K	0-27587	4.3	08/11/08

10.1*	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-K	0-27587	10.17.1 10.17.2	9/17/04

10.3*	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-K	0-27587	10.18	9/17/04

10.4*	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-K	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-K	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9*	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30*	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49*	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-K	0-27587	10.34	10/10/06

10.50*	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51*	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	10-KSB	0-27587	10.53	9/13/07

10.54	Amendment Agreement dated December 6, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), Cargo Holdings LLC, Crucian Transition, Inc., Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider.	8-K	0-27587	99.1	12/12/07

10.55	Tenth Additional Issuance Agreement dated December 15, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer, Joel C. Schneider, Gennaro Vendome and William H. Carson	8-K	0-27587	99.20	12/22/07

10.56	Waiver and Amendment Agreement dated December 15, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.21	12/22/07

10.57	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	04/08/08

10.58	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	07/22/08

10.59	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	08/11/08

10.60	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc., a Delaware corporation and Arkados, Inc., a Delaware corporation.	10-K	0-27587	10.60	08/30/13

10.61	Form of Employee Release Agreement (Asset Sale)	8-K	0-27587	10.3	12/29/10

10.62	Form of Unsecured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.4	12/29/10

10.63	Form of Secured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.5	12/29/10

10.64	Form of Creditor’s Rights Agreement (Asset Sale)	8-K	0-27587	10.6	12/29/10

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

101**

The following material from Arkados Group, Inc.’s Form 10-K Report for the year ended May 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

*Compensation plans or arrangements in which directors or executive officers are eligible to participate.

** Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

By:	/s/ Terrence DeFranco
President and Chief Executive Officer

By:	/s/ Terrence DeFranco
Principal Financial and Accounting Officer

Date: September 19, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 19, 2013	By: /s/ Terrence DeFranco
Terrence DeFranco, Sole Director

