Form 10-Q
period 2013-08-31
ARKADOS GROUP, INC.
filed 2013-10-11
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: August 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

Commission file number: 0-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

211 Warren Street, Suite 320, Newark, New Jersey	07103
(Address of principal executive offices)	Zip code

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

The number of the registrant’s shares of common stock outstanding was 48,898,474 as of August 31, 2013.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2013

(FY 2014)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2013 and May 31, 2012 (part of 2011-2012 comprehensive 10-K) and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of August 31, 2013.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	August 31, 2013	May 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$126,373	$345,126
Accounts receivable	30,000	-
Prepaid expenses	4,583	-

Total current assets	160,956	345,126

Total assets	$160,956	$345,126

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,505,379	$1,441,163
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	6,204,926	6,204,926
Notes payable	678,768	678,768
Total current liabilities	9,555,979	9,491,763

Long term liabilities:
Notes payable, net of discount of $460,319 and $537,323 at August 31 and May 31, 2013, respectively	139,681	62,677

Total liabilities	9,695,660	9,554,440

Stockholders' deficiency:
Convertible preferred stock - $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding at August 31, 2013 and May 31, 2013, respectively	4,889	4,889
Additional paid-in capital	24,552,807	24,552,807
Accumulated deficit during development stage	(34,092,400)	(33,767,010)
Total stockholders' deficiency	(9,534,704)	(9,209,314)

Total liabilities and stockholders' deficiency	$160,956	$345,126

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

(Unaudited)

	For the three months ended August 31,		Cumulative during the Development Stage (March 24, 2004 through August 31,
	2012	2013	2013)

Net sales	$-	$-	$3,127,478

Cost of sales	-	-	2,145,042

Gross Profit	-	-	982,436

Operating expenses:
Selling, general and administrative	39,574	222,155	23,655,407
Research and development	-	3,781	11,363,142
Total operating expenses	39,574	225,936	35,018,549

Loss from operations	(39,574)	(225,936)	(34,036,113)

Other income (expenses):
Interest expense	(13,886)	(99,454)	(15,340,086)
Settlement of debt	2,025	-	11,819,506
Sale of license and IP agreements	-	-	11,000,000

Net loss before provision for income taxes	(51,435)	(325,390)	(26,556,693)
Provision for income taxes	-	-	(741,562)

Net loss	$(51,435)	$(325,390)	$(25,815,131)

Loss per common share - basic:	$(0.00)	$(0.01)

Weighted average of common shares outstanding - basic	48,898,474	48,898,474

Loss per common share - fully diluted	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - fully diluted	48,898,474	48,898,474

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through August 31, 2013

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

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through August 31, 2013

						Accumulated
						Deficit
					Additional	During		Total
	Preferred Stock		Common Stock		Paid in	Development	Treasury	Stockholders's
	Shares	Amount	Shares	Amount	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	409,018	-	-	409,113
Options issued for services	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	3,274	21,638,124	(39,271,774)	(16,000)	(17,646,375)
Valuation of equity rights	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	21,660	-	-	21,879
Net Loss	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	3,493	22,890,547	(50,750,004)	(16,000)	(27,871,964)
Amortization of stock compensation	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	13,364,862	-	13,365,862
Balance as of May 31, 2011	-	-	44,951,261	4,495	23,878,519	(37,385,142)	-	(13,502,128)
Conversion of Debt	-	-	3,947,213	394	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	4,889	23,952,807	(33,250,080)	-	(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	600,000	-	-	600,000
Net Loss	-	-	-	-	-	(516,930)	-	(516,930)
Balance as of May 31, 2013	-	-	48,898,474	4,889	24,552,807	(33,767,010)	-	(9,209,314)
Net Loss	-	-	-	-	-	(325,390)	-	(325,390)
Balance as of August 31, 2013 (Unaudited)	-	$-	48,898,474	$4,889	$24,552,807	$(34,092,400)	$-	$(9,534,704)

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(A Development Stage Enterprise)

(Unaudited)

	For the three months ended August 31, 2012	For the three months ended August 31, 2013	Cumulative During the Development Stage (March 24, 2004 to August 31, 2013)
Cash flows from operating activities:
Net loss	$(51,435)	$(325,390)	$(25,815,131)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	-	1,621,848
Amortization of debt discount	-	77,004	139,681
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	-	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Gain on settlement of debt	(2,025)	-	(11,819,506)
Changes in operating assets and liabilities:
Accounts receiveable	-	(30,000)	(30,000)
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	-	(4,583)	(51,796)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	59,158	64,216	12,069,696
Net cash (used in) provided by operating activities	5,698	(218,753)	(6,062,193)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sale of assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	-	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	(10,000)	-	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	-	-	1,666,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	-	-	(4,369,195)
Net cash (used in) provided by financing activities	(10,000)	-	6,204,886

Net increase (decrease) in cash	(4,302)	(218,753)	126,088

Cash and cash equivalents beginning of period	4,913	345,126	285

Cash and cash equivalents at end of period	$611	$126,373	$126,373

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

Arkados Group, Inc. & Subsidiaries (A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2013 and AUGUST 31, 2012

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

Following the sale of its assets associated with the manufacture of microchips, the Company, still a development stage company, shifted its focus towards software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (IoT). The Company’s solutions support smart grid and smart home applications primarily in the areas of home and building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

The accompanying financials have been presented on a development stage basis using March 24, 2004 as the date of inception.

The accompanying condensed consolidated financial statements as of August 31, 2013 (unaudited) and May 31, 2013 and for the three month periods ended August 31, 2013 and 2012 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2013 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $26 million since inception, including a net loss of $325,390 for the three months ended August 31, 2013. Additionally, though the Company had a net working capital increase recently, the Company still had both working capital and shareholders’ deficiencies at August 31, 2013 and May 31, 2013 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.

d.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

e.	Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three months ended August 31, 2013 and 2012, there was a net loss, as a result, there are no dilutive securities presented since it would have an anti-dilutive effect. Potentially dilutive securities as of August 31, 2013 were comprised of 660,000 of warrants, 2,960,000 of options, and 40,000,000 shares of common stock issuable as a result of convertible debt instruments. As of August 31, 2012 potentially dilutive securities were comprised of 5,895,545 warrants and 3,610,000 options issuable as a result of debt instruments.

f.	Equity Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

The Company has recorded compensation expense for the periods ending August 31, 2013 and 2012, in the amounts of $95,118 and $-0-, respectively.

g.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

h.	Research and Development –All research and development costs are expensed as incurred.

i.	New Accounting Pronouncements –

In July 2013, the FASB issued Accounting Standards Update “ASU” 2013-11 on “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists”. The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist. Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3.	SALE OF LICENSE AND IP AGREEMENTS

In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate power line communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Company, the Companies Arkados, Inc., and Arkados Wireless Technologies, Inc. subsidiaries (collectively, “Arkados”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time, the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale. In exchange for granting the License, the Company received gross proceeds of $7 million. The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June, 2011, whereupon the Company received $4 million.  At the time the Asset Sale was completed, ST US agreed to license back certain intellectual property on a non-exclusive basis to Arkados to facilitate the continuation and expansion of the Company’s home automation business, support the Company’s customers and, with adequate financing (of which there is no assurance), permit the Company to continue the development and marketing of smart grid products.   ST US hired substantially all of the Company’s engineering and semiconductor employees (including Oleg Logvinov, the Company’s former CEO and director, who was engaged in and directed the semiconductor business).

Substantially all of the proceeds received pursuant to the License and the Asset Sale, after payment of expenses related to the transactions, were used to settle approximately $20 million of the Company’s outstanding secured debt issued during the period from December 2004 to August 31, 2008 (which was in default) and pay employees $1.4 million of $5.2 million due them.  The remainder of the proceeds received by the Company was used to pay other creditors and expenses incurred in connection with the Asset Sale to the extent funds were available to do so.

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 in common stock of the Company which has yet to be issued. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the $7,000,000 license fee received pursuant to the License (received in December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados’ assets and most secured creditors released Arkados from any and all additional claims, if any, that the secured creditors may have had against Arkados.  The secured creditors also agreed that ST and its affiliates were third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados.

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

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2013 and May 31, 2013, accrued expenses and other liabilities consist of the following approximate amounts:

	August 31, 2013	May 31, 2013
Accounts payable	$618,865	$642,612
Accrued interest and penalties payable	204,160	181,710
Accrued income taxes	100,000	100,000
Accrued other	682,354	616,841
	$1,605,379	$1,541,163

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED AND SETTLEMENT OF DEBT

As a result of the sale of the Company’s Asset Sale to STUS the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of May 31, 2013 there was $741,455 of notes payable, net of debt discount of $537,323, largely the result of additional debt investments during this year. As of August 31, 2013 there was $818,449 of notes payable, net of debt discount of $460,319.

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

On January 6, 2013, the Company and Andreas Typaldos, former officer and director, entered into a Separation and Release Agreement. Under the Separation Agreement all prior Typaldos Agreements will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement. As of August 31, 2013 and May 31, 2013, there was $945,000 of payables due to Andreas Typaldos, included in the balance sheet category “Debt subject to equity being issued.”

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

Related Party Activities – The Company received an aggregate of $130,000 from several of its then directors during the 1st quarter of 2012. This obligation remains outstanding therefore the Company has reported a related party payable in the amount of $130,000 as of each of August 31, 2013 and May 31, 2013, respectively.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815 – Derivatives and Hedging. ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company has 11,735,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of August 31, 2013, 11,075,004 of these warrants expired. The stock price remains low and the fair value of the derivative liability remains immaterial.

SETTLEMENT OF DEBT

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $3.7 million of payments due the former employees.

The continuing settlements with unsecured and related parties have resulted in gain being recorded in the amount of $482,784 in fiscal 2012. As of May 31, 2012, there remained $5,259,926 of debts to be settled via the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt. As of August 31, 2013 and May 31, 2013, and as a result of additional financing of operations throughout the fiscal year, the balance is $6,204,926.

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

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.3
Granted	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(11,072,372)	0.30
Outstanding at May 31, 2011	3,850,000	0.65
Granted	—
Exercised	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	3,610,000	0.55
Granted	—
Exercised	—
Expired or cancelled	(650,000)	0.75
Outstanding at May 31, 2013	2,960,000	$0.29
Granted	—
Exercised	—
Expired or cancelled	—
Outstanding at August 31, 2013	2,960,000	$0.29

The following table summarizes information about options outstanding and exercisable at August 31, 2013:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 - $0.25	1,800,000	2.09	0.24	1,800,000
$0.26 - $1.00	1,160,000	1.07	$0.36	1,160,000
	2,960,000	1.69	$0.29	2,960,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	0	—
Expired or cancelled	-825,000	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	0	—
Expired or cancelled	-2,332,137	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	0	—
Exercised	0	—
Expired or cancelled	-6,499,057	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	0	—
Expired or cancelled	0	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	0	—
Exercised	0	—
Expired or cancelled	-3,545,865	0.70
Outstanding at May 31, 2013	2,350,080	$0.19
Granted	0	—
Exercised	0	—
Expired or cancelled	-1,690,080	0.25
Outstanding at August 31, 2013	660,000	$0.035

The following table summarizes information about warrants outstanding and exercisable at August 31, 2013:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$.01 to $.25	660,000	0.75	$0.035	660,000

9.	COMMITMENTS AND CONTINGENCIES

The Company utilized premises on a month to month basis of one its shareholders during fiscal 2012 and from June, 2012 through December, 2012. Beginning January 1, 2013 through the current date, the Company has been subletting office space on a month-to-month basis from a company owned by its chief executive officer at the rate of $1,668 per month.

Rent expense for the three months ended August 31, 2013 and 2012 was $5,004 and $0, respectively.

On July 1, 2013, the Company entered into a consulting agreement whereby the consultant would be paid in shares of the Company’s common stock in lieu of cash after achieving certain milestones with respect to revenue generation for the Company. Upon consummation of an agreement with a customer that produces non-contingent material revenue for the Company, the Consultant is to receive 20 million shares of common stock (restricted) and another 30 million shares of common stock each time the Company achieves gross revenue receipts thresholds of $500,000, $2,000,000 and $4,000,000 respectively.

10.	SUBSEQUENT EVENTS

On September 6, 2013, the Company entered into a Settlement Agreement and Release with a prior director who was also an unsecured creditor, whereby he released all existing debt, including interest, in exchange for the issuance of 1,204,630 shares of stock within 90 days of the signing of the Agreement, which issuance would be exempt from registration.

On September 9, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 2,478,417 shares of stock and the issuance of a warrant to exercise 1,435,000 shares of stock at $0.04 per share within 90 days of the signing of the Agreement, which issuance would be exempt from registration.

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of stock within 90 days of the signing of the Agreement, which issuance would be exempt from registration.

On September 11, 2013, the Company entered into a Settlement Agreement and Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock within 90 days of the signing of the Agreement, which issuance would be exempt from registration.

On September 19, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 1,000,000 shares of stock, which issuance would be exempt from registration.

On October 1, 2013, the Company entered into an Investor Relations Agreement with an initial term of 90 days whereby the Company will issue to the Investor Relations Firm 100,000 shares of restricted stock as of the effective date, deliverable within 30 days of the effective date and, in addition, a cash fee of $1,250 payable in each month of the initial term.

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

We remain engaged in the process of seeking settlements with certain of our unsecured creditors.

We have executed several agreements that will enable us to provide the services contemplated in the home automation industry.

While we have begun to generate revenue from operations during quarter ending August 31, 2013, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

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

Following the sale of its assets associated with the manufacture of microchips, the Company, still a development stage company, shifted its focus towards development of software and hardware solutions that enable machine to machine communication for the Internet of Things (IoT), primarily in the areas of energy management and home automation. During the period, the Company has been in continuous negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell such solutions to service providers that would include these applications in product or service offerings to their customers.

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

The smart grid and smart home markets can be characterized by the paradigm shift created by the advances in information technology and telecommunications meeting the energy industry. At the grid level, electric meters with enhanced communication capabilities—an essential component of the smart grid—are becoming more prevalent. In 2011, more than 23% of all U.S. electrical customers had smart meters. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity.

Within the home, advanced mobile and wireless technologies have contributed to a smarter, more connected home that can deliver much in the way of energy savings, convenience, comfort and security. Networked sensors, devices and appliances create an internet of things that can be managed within the home and from afar.

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

Patents, Licenses and Trademarks

The Company did not acquire any patents, licenses or trademarks during the period of this report. We continue to maintain our license with STMicroelectronics for patents relating to home automation services. In addition, we maintain the federal registration of our “Arkados” mark.

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

Results of Operations

While we remain a development stage company as of the end of the reporting period, we have been diligently undertaking negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell solutions in the energy management and home automation industries to service providers that would include these applications in product or service offerings to their customers.

During the period, we entered into an agreement with a multinational corporation that designs and manufactures an array of digital consumer products, including personal computers, liquid crystal display televisions, plasma displays, network-connected devices, storage-based media players, videophones and home appliances. This agreement is our sole source of cash flow at this time.

Since inception, we have incurred accumulated operating losses of approximately $34,000,000. We have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended August 31, 2013 and August 31, 2012

During the three month period ended August 31, 2013, we invoiced a customer for software development costs in the amount of $30,000. In accordance with accounting rules for recognition of revenue, however, this did not result in sales being recorded during the period, but was recorded as a reduction of our research and development expense and therefore our revenue was $0 for the three months ended August 31, 2013 and August 31, 2012. Total operating expenses for the three month period ended August 31, 2013 was $225,936, consisting mainly of salaries of our management, as well as consulting expenses and professional fees. During this period we also incurred net research and development expenses (after the offset described above) of $3,781 relating to development of new technology. This is compared to total operating expenses for the three month period ended August 31, 2012 of $39,574, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended August 31, 2013 and August 31, 2012 was $99,454 and $13,886, respectively.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of the private placement of convertible debt securities. We do not have any significant sources of revenue from our operations. No assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have depended, in part, upon loans from investors and there can be no assurances that investors will make any additional loans to us.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

As of August 31, 2013, we had cash of $126,373 and negative working capital of ($9,395,023) compared to cash of $345,126 and negative working capital of ($9,146,637) at May 31, 2013. The decrease in working capital since May 31, 2013 has resulted from additional accrued expenses and decreased cash used to pay such expenses. There has not been any new financing during the quarter, however, the decreasing cash from prior financing is offset by $30,000 received in connection with development of a software product for a customer.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of August 31, 2013.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of August 31, 2013, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2013.

Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies include a lack of timely financial statement preparation and account reconciliations, as well as , and as a result of limited funding, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. We do not currently have a Chief Financial Officer and our CEO also acts in the capacity of Principal Accounting Officer. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the first fiscal quarter of 2014, ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3. of our Form 10-K report for the fiscal year ended May 31, 2013 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2013 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2013 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

Software Development Agreement with Tatung Company

We entered into an agreement with Tatung, Company, a multinational corporation that designs and manufactures an array of digital consumer products, including personal computers, liquid crystal display televisions, plasma displays, network-connected devices, storage-based media players, videophones and home appliances. The agreement requires us to design software to enable bridging of products using powerline communications and wireless technologies. There are several phases of work that will be encompassed by the relationship. Our fee payable is based on estimates for time and materials included at each phase and billed to Tatung on a monthly basis.

The agreement with Tatung was effective July 1, 2013 and continues for a period of one (1) year and from year to year thereafter (i.e., each being an annual term), unless one of the parties give the other party sixty (60) days advance notice of cancellation.

Technology License with Exegin Technologies Limited

On June 14, 2013, we entered into a license agreement with Exegin Technologies Limited, a Canadian company, of its wireless technology software libraries designed to address the unique needs of low-cost, low-power wireless sensor and control networks. This license is a worldwide, perpetual, non-exclusive, irrevocable, quantity limited, royalty-free license to make, use, sell, copy, modify, create derivative works of, and distribute object code copies of the licensed technology, and the right to sublicense the foregoing as object code to our customers. There is a one-time license fee for each 25,000 units purchased.

Business Development Agreement with MAT Research, LLC

On July 1, 2013, we entered into an agreement with MAT Research, LLC, an Oregon company (“MAT”), to provide us with strategic advisory and business development services. The Agreement is for a term of two (2) years from the effective date but may be terminated at any time upon sixty (60) days advance notice by either party. As compensation for services, MAT is to receive shares of our common stock, on a restricted basis, in connection with the consummation of the first agreement that produces non-contingent material revenue to the Company, and then further based on certain cumulative revenue-based milestones thereafter.

Item 6. Exhibits.

(a) Exhibits.

10.65	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013.

10.66	License Agreement with Exegin Technologies, Limited, dated June 14, 2013.

10.67	Consulting Agreement with MAT Research, LLC, an Oregon company, dated July 1, 2013.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following material from Arkados Group, Inc.’s Form 10-K Report for the year ended May 31, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: October 11, 2013

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

