Form 10-Q
period 2013-11-30
ARKADOS GROUP, INC.
filed 2014-01-15
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:  November 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of the registrant’s shares of common stock outstanding was 65,863,928* as of November 30, 2013

*16, 965,454 of these are as yet to be issued.

ARKADOS GROUP, INC.
Quarterly Report on Form 10-Q
Quarter Ended November 30, 2013
(FY 2014)

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

The information contained in this report, except as specifically dated, is as of November 30, 2013.

1

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(A Development Stage Enterprise)

	November 30, 2013	May 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$310,761	$345,126
Prepaid expenses	12,333	-

Total current assets	323,094	345,126

Total assets	$323,094	$345,126

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,145,093	$1,441,163
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	100,000	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	6,079,926	6,204,926

Notes payable, net of discount of $96,817 and $0, respectively	601,179	678,768
Total current liabilities	8,993,104	9,491,763

Long term liabilities:

Notes payable, net of discount of $391,990 and $537,323, respectively	408,010	62,677

Total liabilities	9,401,114	9,554,440

Commitments and contingencies

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized and 48,898,474 issued and outstanding	4,889	4,889
Common stock to be issued; 16,965,454 and 0 shares	875,970	-
Additional paid-in capital	24,682,188	24,552,807
Accumulated deficit during development stage	(34,641,067)	(33,767,010)
Total stockholders' deficiency	(9,078,020)	(9,209,314)

Total liabilities and stockholders' deficiency	$323,094	$345,126

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					during the
					Development
					Stage (March 24,
	Three months ended		Six months ended		2004 through
	November 30.	November 30.	November 30.	November 30.	November 30.
	2013	2012	2013	2012	2013)

Net sales	$-	$-	$-	$-	$3,127,478

Cost of sales	-	-	-	-	2,145,042

Gross Profit	-	-	-	-	982,436

Operating expenses:
Selling and general and administrative	436,660	15,682	658,815	55,256	24,092,067
Research and development	16,188	-	19,969	-	11,379,330
Total operating expenses	452,848	15,682	678,784	55,256	35,471,397

Income (loss) from operations	(452,848)	(15,682)	(678,784)	(55,256)	(34,488,961)

Other income (expenses):
Interest expense	(95,819)	(14,231)	(195,273)	(28,117)	(15,435,905)
Settlement of debt	-	-	-	2,025	11,819,506
Sale of license and IP agreements	-	-	-	-	11,000,000

Loss before provision for income taxes	(548,667)	(29,913)	(874,057)	(81,348)	(27,105,360)

Provision for income taxes	-	-	-	-	(741,562)

Net loss	$(548,667)	$(29,913)	$(874,057)	$(81,348)	$(26,363,798)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average of common shares outstanding - basic and diluted	57,145,153	48,898,474	52,999,282	48,898,474

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 through November 30, 2013

							Accumulated
							Deficit
					Common	Additional	During		Total
	Preferred Stock		Common Stock		Stock to	Paid in	Development	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Stage	Stock	Deficiency
Balance as of March 24, 2004 (Unaudited)
Post foreclosure sale	-	$-	5,569	$5,569	$-	$1,988,185	$(8,277,267)	$-	$(6,283,513)
Effect of Reorganization and Merger–May 24, 2004	-	-	21,473,364	(3,422)	-	4,105,180	-	(16,000)	4,085,758
Sale of shares pursuant to PPM	-	-	841,666	84	-	950,116	-	-	950,200
Issuance of shares for settlement of debts	-	-	181,068	19	-	168,184	-	-	168,203
Amortization of stock compensation	-	-	-	-	-	359,537	-	-	359,537
Net loss (March 24,2004 to May 31, 2004)	-	-	-	-	-	-	(693,833)	-	(693,833)
Balance as of May 31, 2004 (Unaudited)	-	-	22,501,667	2,250	-	7,571,202	(8,971,100)	(16,000)	(1,413,648)
Shares issued for services	-	-	575,000	58	-	724,753	-	-	724,811
Debt converted to equity	-	-	125,000	13	-	75,483	-	-	75,496
Issuance of options for services	-	-	-	-	-	198,169	-	-	198,169
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	-	234,353	-	-	234,353
Amortization of stock compensation	-	-	-	-	-	3,617,681	-	-	3,617,681
Net Loss	-	-	-	-	-	-	(7,001,365)	-	(7,001,365)
Balance as of May 31, 2005 (Unaudited)	-	-	23,201,667	2,321	-	12,421,641	(15,972,465)	(16,000)	(3,564,503)
Shares issued for services	-	-	75,000	8	-	22,492	-	-	22,500
Debt converted to equity	-	-	609,786	61	-	405,683	-	-	405,744
Shares issued for debt accommodations and penalties	-	-	466,600	47	-	267,253	-	-	267,300
Options issued for services	-	-	-	-	-	69,170	-	-	69,170
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	-	404,555	-	-	404,555
Amortization of stock compensation	-	-	-	-	-	497,347	-	-	497,347
Net Loss	-	-	-	-	-	-	(4,025,016)	-	(4,025,016)
Balance as of May 31, 2006 (Unaudited)	-	-	24,353,053	2,437	-	14,088,141	(19,997,481)	(16,000)	(5,922,903)
Shares issued for services	-	-	475,000	47	-	341,953	-	-	342,000
Options issued for services	-	-	-	-	-	197,923	-	-	197,923
Valuation of equity rights	-	-	-	-	-	424,247	-	-	424,247
Amortization of stock compensation	-	-	-	-	-	418,997	-	-	418,997
Exercise of options	-	-	175,604	17	-	1,739	-	-	1,756
Issuance of common stock for Aster Acquisition	-	-	1,078,564	107	-	461,712	-	-	461,819
Net loss	-	-	-	-	-	-	(6,033,075)	-	(6,033,075)
Balance as of May 31, 2007 (Unaudited)	-	-	26,082,221	2,608	-	15,934,712	(26,030,556)	(16,000)	(10,109,236)
Shares issued for services	-	-	196,667	20	-	63,480	-	-	63,500
Options issued for services	-	-	-	-	-	105,448	-	-	105,448
Valuation of equity rights	-	-	-	-	-	1,064,495	-	-	1,064,495
Amortization of stock compensation	-	-	-	-	-	697,687	-	-	697,687
Net Loss	-	-	-	-	-	-	(6,478,999)	-	(6,478,999)
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$-	$17,865,822	$(32,509,555)	$(16,000)	$(14,657,104)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Deficiency
(A Development Stage Enterprise)
Inception March 24, 2004 to May 31, 2004 through November 30, 2013

							Accumulated
							Deficit
					Common	Additional	During		Total
	Preferred Stock		Common Stock		Stock to	Paid in	Development	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$-	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	-	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	-	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	-	409,018	-	-	409,113
Options issued for services	-	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	3,274	-	21,638,124	(39,271,774)	(16,000)	(17,646,375)
Valuation of equity rights	-	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	-	21,660	-	-	21,879
Net Loss	-	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	3,493	-	22,890,547	(50,750,004)	(16,000)	(27,871,964)
Amortization of stock compensation	-	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	-	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	4,495	-	23,878,519	(37,385,142)	-	(13,502,128)
Conversion of Debt	-	-	3,947,213	394	-	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	4,889	-	23,952,807	(33,250,080)	-	(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	-	600,000	-	-	600,000
Net Loss	-	-	-	-	-	-	(516,930)	-	(516,930)
Balance as of May 31, 2013	-	-	48,898,474	4,889	-	24,552,807	(33,767,010)	-	(9,209,314)
Common stock to be issued for bridge notes and accrued interest	-	-	-	-	73,428	-	-	-	73,428
Common stock to be issued for promissory note and accrued interest	-	-	-	-	121,736	-	-	-	121,736
Warrants to be issued for bridge notes and accrued interest	-	-	-	-	-	19,047	-	-	19,047
Common stock to be issued for debt subject to equity being issued	-	-	-	-	125,000	-	-	-	125,000
Common stock to be issued for accounts payable	-	-	-	-	338,806	-	-	-	338,806
Common stock to be issued for consulting agreements	-	-	-	-	217,000	-	-	-	217,000
Warrants to be issued for consulting agreement	-	-	-	-	-	2,834	-	-	2,834
Valuation of beneficial conversion feature of debt raise	-	-	-	-	-	107,500	-	-	107,500
Net Loss	-	-	-	-	-	-	(874,057)	-	(874,057)
Balance as of November 30, 2013 (Unaudited)	-	$-	48,898,474	$4,889	$875,970	$24,682,188	$(34,641,067)	$-	$(9,078,020)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(A Development Stage Enterprise)
(Unaudited)

	For the six months ended November 30, 2013	For the six months ended November 30, 2012	Cumulative During the Development Stage (March 24, 2004 to November 30, 2013)
Cash flows from operating activities:
Net loss	$(874,057)	$(81,348)	$(26,363,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	-	1,621,848
Amortization of debt discount	156,016	510	218,693
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	-	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Issuance of common stock and warrants for services	219,834	-	219,834
Gain on settlement of debt	-	(2,025)	(11,819,506)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	(12,333)	-	(59,546)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	76,175	87,878	12,081,655
Net cash (used in) provided by operating activities	(434,365)	5,015	(6,277,805)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sale of assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	-	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	-	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	400,000	180,000	2,066,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	-	-	(4,369,195)
Net cash provided by financing activities	400,000	170,000	6,604,886

Net (decrease) increase in cash	(34,365)	175,015	310,476

Cash and cash equivalents beginning of period	345,126	4,913	285

Cash and cash equivalents at end of period	$310,761	$179,928	$310,761

Schedule of non-cash transactions:
Common stock to be issued for bridge notes and accrued interest	$73,428	$-
Warrants to be issued for bridge notes and accrued interest	$19,047	$-
Common stock to be issued for promissory note and accrued interest	$121,736	$-
Common stock to be issued for debt subject to equity being issued	$125,000	$-
Common stock to be issued for accounts payable	$338,806	$-
Valuation of beneficial conversion feature of debt raise	$107,500	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES
(A Development Stage Enterprise)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2013 and 2012
(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”) conducts business activities principally through Arkados, Inc., which is a wholly-owned subsidiary.

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond November 30, 2013 (the period ending for this report) during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011.

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

The accompanying condensed consolidated financial statements as of November 30, 2013 (unaudited) and May 31, 2013 and for the three and six months ended November 30, 2013 and 2012 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2013 as disclosed in our annual report on Form 10-K for that year. The results of the three and six months ended November 30, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $26 million since inception, including a net loss of $874,057 for the six months ended November 30, 2013. Additionally, though the Company had a decrease in its net working capital deficit recently, the Company still had both working capital and stockholders’ deficiencies at November 30, 2013 and May 31, 2013 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.
Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly-owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.
Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at both November 30, 2013 and May 31, 2013.

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

e.
Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three and six months ended November 30, 2013 and 2012, there was a net loss, as a result, there are no dilutive securities presented since it would have an anti-dilutive effect. Potentially dilutive securities as of November 30, 2013 were comprised of 5,095,000 of warrants, 2,960,000 of options, and 50,000,000 shares of common stock issuable as a result of convertible debt instruments. As of November 30, 2012 potentially dilutive securities were comprised of 5,895,545 warrants and 18,000,000 shares issuable as a result of debt instruments.

f.
Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense for each of the three and six months ended November 30, 2013 and 2012 was $0.

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

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.”  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

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

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both Federal and State of New Jersey taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of New Jersey for payment of payroll taxes. Currently, there is $936,906 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company does not believe that it has a legal obligation to pay anything more to any taxing authority, but until such clearance is received from the appropriate agencies, the Company has elected to keep the liability on its books.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of November 30, 2013 and May 31, 2013, accounts payable and accrued expenses consist of the following amounts:

	November 30, 2013	May 31, 2013
	(Unaudited)
Accounts payable	$295,976	$642,612
Accrued interest and penalties payable	187,528	181,710
Accrued other	661,589	616,841
	$1,145,093	$1,441,163

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement.  The Company has yet to issue such shares under this Settlement Agreement. As of November 30, 2013 and May 31, 2013, there was $550,000 of payables due.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock.  See Note 7uu.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 5,682,407 shares of common stock.  See Note 7uu.

6.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable
As a result of the sale of the Company’s Asset Sale to STUS, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of May 31, 2013 there was $741,455 of notes payable, net of debt discount of $537,323, largely the result of additional debt investments during this year.   In fiscal 2014, the Company received loans of $400,000.  As of November 30, 2013 there was $1,009,189 of notes payable, net of debt discounts of $488,807.

Notes payable transactions include the following:

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The note bears interest at 6% per year and matures on November 15, 2014. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.01 per share. The beneficial conversion feature was fair valued at $180,000 and is being amortized over the life the debt instrument.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The note bears interest at 6% per year and matures on November 15, 2014. If not paid upon maturity, the interest rate will increase to 12% per year. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.01 per share. The beneficial conversion feature was fair valued at $20,000 and is being amortized over the life the debt instrument.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share for both notes. The beneficial conversion feature was fair valued at $40,000 each and is being amortized over the life the debt instruments.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $120,000 and is being amortized over the life the debt instrument.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $200,000 and is being amortized over the life the debt instrument.

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 1,204,630 shares of common stock within 90 days of the signing of the Agreement.  See Note 7ss.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,286, in exchange for the issuance of 2,478,417 shares of common stock and the issuance of a warrant to exercise 1,435,000 shares of stock at $0.04 per share within 90 days of the signing of the Agreement.  See Note 7ss.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock.  See Note 7uu.

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.04 per share. The beneficial conversion feature was fair valued at $7,500 and is being amortized over the life the debt instrument.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.04 per share. The beneficial conversion feature was fair valued at $100,000 and is being amortized over the life the debt instrument.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815, “Derivatives and Hedging.”  ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had 11,075,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of November 30, 2013, 11,075,004 of these warrants expired. The stock price remains low and the fair value of the derivative liability remains immaterial.

Related Party Payables
The Company received an aggregate of $130,000 from several of its then directors during the first quarter of 2012. This obligation remains outstanding therefore the Company has reported a related party payable in the amount of $130,000 as of each of November 30, 2013 and May 31, 2013, respectively.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings.  Nothing further is owed the Company’s secured creditors.  There remains, however, approximately $3.62 million of payments due the former employees as of November 30, 2013 and May 31, 2013.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of November 30, 2013 and May 31, 2013, there remained $6,079,926 and $6,204,926 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement. As of November 30, 2013 and May 31, 2013, there was $945,000 of payables due to Typaldos.

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock valued at $125,000 within 90 days of the signing of the Agreement.  The Company has not issued the shares and the payment has not been made yet.  See Note 7tt.

During the quarter ended August 31, 2012, the Company negotiated the settlement of additional debts resulting in $10,000 being paid for the settlement of $12,025 of recorded liabilities, resulting in a gain on the settlement of such debts being recorded in the amount of $2,025.

As of November 30, 2013, debt subject to equity being issued totaled $6,079,926.

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

c.
Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $0.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

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

2005 transactions- (Unaudited)

f.
During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non-performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $0.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811.

g.
During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $0.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

h.
The Company recorded $234,353 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured onJune 8, 2005, hence predominately all of such interest expense was recorded in fiscal 2005.

i.	In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

2006 transactions – (Unaudited)

j.
During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $0.45 per share to management and its employees, which vest over four years. Another 125,000 fully vested stock options with an exercise price of $0.45 were issued to consultants, an expense of $69,170 was recorded for these stock options.

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

r.
During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $0.40 per share to the incoming CFO as a component of her employment contract. Another 240,000 stock options with an exercise price of $0.50, vesting over 6 months, were issued to a consultant; an expense of $80,919 was recorded for these stock options.

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

t.
During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $0.33 to $0.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $0.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

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

y.
During the first quarter of 2008, the Company issued 190,000 options to three service providers; an expense in the amount of $50,274 was recognized for these options. During the fourth quarter, the Company extended the expiration period of 263,333 options for an employee whose contract was not renewed; an expense in the amount of $30,244 was recognized for this extension. In addition, in the same period, the Company issued 150,000 fully vested options with an exercise price of $0.32 to a consultant; an expense in the amount of $24,930 was recognized for these options.

z.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $0.30 per share to management and its employees, which vest over four years.

aa.
During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $0.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

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

2012 transactions

oo.
Certain creditors received 660,000 warrants as a condition of their debt settlement with the Company. The warrants expire in May 2014 and have an exercise price of $0.035 a share. There was a debt inducement settlement expense recorded for these warrants in the amount of $23,100.

pp.	In September 2011, certain creditors converted $51,582 of their indebtedness for the issuance of 3,947,213 shares of common stock, inclusive of past outstanding matters.

2013 transactions

qq.
The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $0.01 to $0.02 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

2014 transactions

rr.
The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $0.04 a share. The beneficial conversion rights have been valued at $107,500 and are being amortized over the life of the related debt.

ss.
As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 3,683,047 shares of its common stock for $73,428 of bridge notes and accrued interest. Such shares would be exempt from registration.  In addition, the Company agreed to issue a warrant to purchase 1,435,000 shares of common stock at a price of $0.04 per share to one note holder for $19,047 of bridge notes and accrued interest.  The Company has not issued the shares as of the date of this report and such shares are classified as common stock to be issued.  In addition, the Company has not issued the warrants.

tt.
As described above, the Company agreed to issue 3,500,000 shares of its common stock for $125,000 of debt subject to equity being issued.  Such shares would be exempt from registration.  The Company has not issued the shares as of the date of this report and such shares are classified as common stock to be issued.

uu.
As described above, the Company signed settlement agreements with two vendors and agreed to issue 6,682,407 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest.  Such shares would be exempt from registration. The Company has not issued the shares as of the date of this report and such shares are classified as common stock to be issued.

vv.
The Company agreed to issue 3,100,000 shares of its common stock for $217,000 to two consultants and warrants to purchase 3,000,000 shares of Company common stock to one of the consultants valued at $2,834.  The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. The Company has not issued the shares as of the date of this report and such shares are classified as common stock to be issued.  In addition, the warrants have not been issued.

8.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.3
Granted	—	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(11,072,372)	0.30
Outstanding at May 31, 2011	3,850,000	0.65
Granted	—	—
Exercised	—	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	3,610,000	0.55
Granted	—	—
Exercised	—
Expired or cancelled	(650,000)	0.75
Outstanding at May 31, 2013	2,960,000	0.29
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2013	2,960,000	$0.29

The following table summarizes information about options outstanding and exercisable at November 30, 2013:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 - $0.25	1,800,000	1.84	0.24	1,800,000
$0.26 - $1.00	1,160,000	1.07	$0.36	1,160,000
	2,960,000	1.44	$0.29	2,960,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable forten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:
		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	—	—
Expired or cancelled	(825,000)	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	—	—
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	(6,499,057)	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.035
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	—	—
Exercised	—	—
Expired or cancelled	(3,545,865)	0.70
Outstanding at May 31, 2013	2,350,080	0.19
Granted	4,435,000	0.114
Exercised	—	—
Expired or cancelled	(1,690,080)	0.25
Outstanding at November 30, 2013	5,095,000	$0.104

The following table summarizes information about warrants outstanding and exercisable at November 30, 2013:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.01 to $0.04	2,095,000	2.09	$0.038	2,095,000
$0.05 to $0.20	3,000,000	3.02	0.150	3,000,000
	5,095,000	2.64	$0.104	5,095,000

The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price $0.05 - $0.07; strike price $0.04 - $0.20; expected volatility 20.37% - 20.64%; risk-free interest rate 0.57% - 0.87%; term 3 years. The Company did not use the volatility rate of its common stock price. Instead, the volatility rate was based on the Nasdaq-100 Technology Sector index.

9.	COMMITMENTS AND CONTINGENCIES

The Company utilized premises on a month-to-month basis of one its stockholders during fiscal 2012 and from June 2012 through December 2012. Beginning January 1, 2013 through the current date, the Company has been subletting office space on a month-to-month basis from a company owned by its chief executive officer at the rate of $1,668 per month.

Rent expense for the three and six months ended November 30, 2013 was $5,004 and $10,008, respectively, and $0 and $0 for the three and six months ended November 30, 2012.

On July 1, 2013, the Company entered into a consulting agreement whereby the consultant would be paid in shares of the Company’s common stock in lieu of cash after achieving certain milestones. 20 million shares are to be issued upon consummation of an agreement with a customer, another 30 million shares each upon gross revenue receipts of $500,000, $2,000,000 and $4,000,000, respectively.

On November 20, 2013, the Company entered into a one-year consulting agreement whereby the consultant received 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock exercisable at prices ranging from $0.10 to $0.20 per share.  In addition, the consultant is entitled to a 7% finder’s fee on the gross consideration paid for an acquisition identified by the consultant.

10.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing.  There are no subsequent events to disclose.

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

We have executed several agreements that will enable us to provide the services contemplated in the home automation industry. While we have begun to generate revenue from operations during quarter ending November 30, 2013, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

Corporate Background

We conduct our business activities principally through Arkados, Inc., which is a wholly-owned subsidiary. In September 2006, we changed our corporate name from CDKnet.com, Inc. to its current form to align our corporate identity with the “Arkados” brand developed by our subsidiary.

We were an early adopter in the powerline communication space, and experienced in home automation. Our Arkados, Inc. subsidiary was a member of the HomePlug Powerline Alliance, an independent trade organization which has developed global specifications for high-speed powerline communications, the world's leading professional association for the advancement of technology.

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond November 30, 2013 during which substantially all of its assets were acquired by STMicroelectronics N.V. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011.

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

Market Opportunities

We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationships with Tatung Corporation and STMicroelectronics, we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors.  The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

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

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for home automation services.

Research and Development

We have incurred research and development expense in conjunction with efforts to further develop our provisioning of electronic devices onto networks, in conjunction with our strategic relationships with STMicroelectronics and Tatung.  We may engage in certain activities in pursuit of home automation services plans and other further commercial development as opportunities arise from these relationships.

Patents, Licenses and Trademarks

We continue to maintain our provisional application (Application No. 61/873,249) for a patent covering systems and methods for provisioning of electronic devises onto a network and the subsequent monitoring and operation of the devices, as filed with the U.S. Patent and Trademark Office on September 3, 2013.

We continue to maintain our license with STMicroelectronics for patents relating to home automation services.  In addition, we maintain the federal registration of our “Arkados” mark.

Other than as stated above, the Company did not acquire any patents, licenses or trademarks during the period of this report.

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

Since inception, we have incurred accumulated operating losses of approximately $34,600,000.  We have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended November 30, 2013 and November 30, 2012

During the three months period ended November 30, 2013 and likewise, for the three months ended November 30. 2012, we recorded no revenue.  We continue to provide software development services, however, funds received in respect of these services did not result in sales being recorded during the period, but was recorded as a reduction of our research and development expense, in accordance with U.S. generally accepted accounting principles. Total operating expenses for the three month  period ended November 30, 2013 was $452,848, consisting mainly of salaries of our management, as well as consulting expenses and professional fees.  During this period, we also incurred net research and development expenses of $16,188 relating to development of new technology.  This is compared to total operating expenses for the three month period ended November 30, 2012 of $15,682, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended November 30, 2013 and November 30, 2012 was $95,819 and $14,231, respectively.  Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities.

For The Six Months Ended November 30, 2013 and November 30, 2012

During the six months ended November 30, 2013 and 2012, we provided software development services for a customer.  In accordance with accounting rules for recognition of revenue, however, this did not result in sales being recorded during the period, but was recorded as a reduction of our research and development expense and therefore our revenue was $0 for each of the six months ended November 30, 2013 and November 30, 2012. Total operating expenses for the six month period ended November 30, 2013 was $678,784, consisting mainly of salaries of our management, as well as consulting expenses and professional fees.  During this period we also incurred net research and development expenses of $19,969 relating to development of new technology.  This is compared to total operating expenses for the six month period ended November 30, 2012 of $55,256, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the six month periods ended November 30, 2013 and November 30, 2012 was $195,273 and $28,117, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities.

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

As of November 30, 2013, we had cash of $310,761 and negative working capital of ($8,670,010) after changes between short- and long-term debt as described below, compared to cash of $345,126 and negative working capital of ($9,146,637) at May 31, 2013, an overall reduction in the working capital deficit of approximately $477,000. The change in working capital since May 31, 2013 has resulted from approximately $400,000 received in new financing during the quarter, a decrease of approximately $34,000 in cash used to pay current expenses and an increase of approximately $12,000 in prepaid expenses in connection with an advisory agreement (as described in Item 5 below) and the amortization of license fee for ZigBee communication protocols. In addition, however, we experienced net decreases in our liabilities as follows: $103,000 of notes payable (net of debt discount) that are now classified as short-term liabilities that were previously long-term liabilities, approximately a net decrease of $296,000 in accounts payable and accrued expenses (resulting from a $76,000 increase in accounts payable and accrued expenses from operations and reduction of $372,000 settled in exchange for equity), $125,000 decrease in our debt subject to equity being issued, and an approximately $71,000 decrease in notes payable which was settled in exchange for equity to be issued.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.  As of November 30, 2013, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, consisting of our chief executive officer who is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2013.

The Company is small in size and, at present still has limited financial resources, however, we have retained the services of an outside accounting firm, unrelated to our auditors, to assist with its bookkeeping and the preparation of its financials, which we believe will assist with developing better controls and procedures. Currently there remains, however, very limited segregation of duties within the accounting function. We do not currently have a Chief Financial Officer and our CEO also acts in the capacity of Principal Accounting Officer. The CEO is also currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties.

Other than those described above, there have been no significant changes in our internal control over financial reporting that occurred during the second fiscal quarter of 2014, ended November 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our Form 10-K report for the fiscal year ended May 31, 2013 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2013 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended November 30, 2013 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We received $200,000 from each of two accredited investors in the form of debt that is convertible into equity, at the option of the holder.  For each $0.04 of debt, the holder may convert to one (1) share of common stock of the Company.  If converted, the stock would be issued pursuant to Section 4(a)(2)  of the Securities Act of 1933.  The holders agreed not to convert if the Company does not have sufficient authorized shares available for issuance of the stock, however, by supplemental agreement, we are obligated to ensure there are sufficient shares available not later than January 31, 2014.

The proceeds from the debt were used by the Company for working capital.

We entered into an advisory agreement as described more fully in Item 5 that include the issuance of 3,000,000 shares of our common stock and a warrant to acquire an additional 3,000,000 shares of our common stock as compensation for the services rendered.  These shares will be restricted shares, issued pursuant to Section 4(a)(2)  of the Securities Act of 1933.

During the quarter we also entered into an agreement with a consultant to assist with development of our strategic plan, including assistance with our business plan, which required us to issue 100,000 shares of our common stock upon execution of the agreement. These shares will be restricted shares, issued pursuant to Section 4(a)(2)  of the Securities Act of 1933.

In addition, settlement agreements reached during the quarter with our prior trade creditors or other unsecured debt holders require the issuance of 13,865,454 shares of our common stock in cancellation of their debt.  These shares, which have not been issued as yet, would be issued pursuant to Section 4(a)(2)  of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement.

In addition to the financing agreements described in Item 2 of this report, we entered into the following material definitive agreements during the period.

Advisory Agreement

On November 20, 2013, we entered into an agreement with Constellation Asset Advisors, Inc. of Nevada to assist in development of relationships with brokers, dealers and other investment community professionals.  In exchange for the services, we were required to issue 3,000,000 shares of our common stock, make a cash payment upon execution, and issue a warrant to acquire a total of 3,000,000 shares of the common stock of the Company at prices between $0.10 and $0.20 per share.  In addition there is a cash fee payable in the amount of 7% of the gross consideration paid to the Company for any acquisition transactions in which Constellation may act as a finder.  This fee, if applicable, is payable within seven (7) business days of the completion of such transaction. The term of the agreement is for one (1) year.

Investor Relations Services Agreement

On September 1, 2013, we entered into an agreement with Porter, LeVay & Rose, Inc. to provide us with investor relations services.  The Agreement is for a term of three (3) months from the effective date and automatically renews for successive periods of one year unless terminated in advance by thirty (30) days written notice.  A cash fee of $9,000 is payable in three monthly installments, and we are obligated for ongoing reimbursement of pre-approved expenses for meetings or other costs incurred in providing the services during the term.

Item 6. Exhibits.

(a) Exhibits.

10.69	Securities Purchase Agreement (Tai Jee Pan) dated October 28, 2013

10.70	Securities Purchase Agreement (Richmake) dated October 28, 2013

10.71	Advisory Agreement with Constellation Asset Advisors, Inc. dated November 20, 2013.

10.72	Investor Services Agreement with Porter LeVay and Rose, Inc. dated September 1, 2013.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*
The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter  ended November 30, 2013, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: January 10, 2014

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

