Form 10-K/A
period 2012-05-31
ARKADOS GROUP, INC.
filed 2014-01-23
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($.05) at which the common equity was last sold on January 22, 2014 was $3,293,196.

The number of shares of common stock outstanding as of January 9, 2014, was 65,863,928.(1)

(1) 16, 965,454 of these are as yet to be issued.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Arkados Group, Inc. for the fiscal years ended May 31, 2012 and May 31, 2011, originally filed with the Securities and Exchange Commission (“SEC”) on August 30, 2013 (the “Original Filing”). We are filing this Amendment solely to clarify, amend and restate Item 9A relating to our disclosure of the evaluation of our controls and procedures.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, consisting of our chief executive officer who is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that, with the exception of procedures necessary for the timely filing of our reports, our disclosure controls and procedures were not effective for the period ended May 31, 2012.

Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee. In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties. There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

2

PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

101*	The following material from Arkados Group, Inc.’s Form 10-K Report for the years ended May 31, 2012 and May 31, 2011 (comprehensively), formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished not filed. Note that the foregoing referenced financial statements and notes have not been revised from the original report filed August 30, 2013, and the XBRL furnished with this Amendment reflects only revised information relating to stock outstanding contemporaneous with the date of this Amendment in accordance with Form 10-K/A cover page requirements, which does not alter the financial statements as of the original reporting date.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

	By:	/s/ Terrence DeFranco
President and Chief Executive Officer

	By:	/s/ Terrence DeFranco
Principal Financial and Accounting Officer

Date: January 23, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: January 23, 2014	By:	/s/ Terrence DeFranco
Terrence DeFranco, Sole Director

4