Form 10-K/A
period 2013-05-31
ARKADOS GROUP, INC.
filed 2014-01-23
CIK 1095130

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Arkados Group, Inc. for the fiscal year ended May 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on September 19, 2013 (the “Original Filing”). We are filing this Amendment solely to clarify, amend and restate Item 9A relating to our disclosure of the evaluation of our controls and procedures.

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

* Furnished not filed. Note that the foregoing referenced financial statements and notes have not been revised from the original report filed September 19, 2013, and the XBRL furnished with this Amendment reflects only revised information relating to stock outstanding contemporaneous with the date of this Amendment in accordance with Form 10-K/A cover page requirements, which does not alter the financial statements as of the original reporting date.

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