Form 10-K/A
period 2013-05-31
ARKADOS GROUP, INC.
filed 2014-02-03
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No.2 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Arkados Group, Inc. for the fiscal year ended May 31, 2013, originally filed with the Securities and Exchange Commission (“SEC”) on September 19, 2013 (the “Original Filing”) and supersedes, with respect to Item 9A (a), Amendment No.1 filed on January 24, 2014. We are filing this Amendment solely to clarify, amend and restate Item 9A of the Original Filing relating to our disclosure of the evaluation of our controls and procedures.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended May 31, 2013. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: February 3, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 3, 2014	By: /s/ Terrence DeFranco
Terrence DeFranco, Sole Director

4