Form 10-Q
period 2014-02-28
ARKADOS GROUP, INC.
filed 2014-04-14
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: February 28, 2014

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

The number of the registrant’s shares of common stock outstanding was 75,863,928 as of April 4, 2014.

i

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended February 28, 2014

(FY 2014)

ii

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

The information contained in this report, except as specifically dated, is as of February 28, 2014.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(A Development Stage Enterprise)

	February 28, 2014	May 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,470	$345,126
Prepaid expenses	21,578	-

Total current assets	65,048	345,126

Total assets	$65,048	$345,126

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,303,522	$1,441,163
Payroll taxes and related penalties and interest payable	936,906	936,906
Accrued income tax	98,922	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	6,067,926	6,204,926
Notes payable, net of discount of $71,347 and $0, respectively	626,649	678,768
Total current liabilities	9,163,925	9,491,763

Long term liabilities:

Notes payable, net of discount of $333,689 and $537,323, respectively	466,311	62,677

Total liabilities	9,630,236	9,554,440

Commitments and contingencies

Stockholders' deficiency:

Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-

Common stock, $.0001 par value; 100,000,000 shares authorized; 65,863,928 and 48,898,474 issued and outstanding	6,585	4,889
Additional paid-in capital	25,556,463	24,552,807
Accumulated deficit during development stage	(35,128,236)	(33,767,010)

Total stockholders' deficiency	(9,565,188)	(9,209,314)

Total liabilities and stockholders' deficiency	$65,048	$345,126

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(A Development Stage Enterprise)

(Unaudited)

					Cumulative
					during the
					Development
					Stage (March 24,
	Three months ended		Nine months ended		2004 through
	February 28,	February 28,	February 28,	February 28,	February 28,
	2014	2013	2014	2013	2014)

Net sales	$-	$-	$-	$-	$3,127,478

Cost of sales	-	-	-	-	2,145,042

Gross profit	-	-	-	-	982,436

Operating expenses:
Selling and general and administrative	277,408	108,973	936,223	164,229	24,369,475
Research and development	105,292	-	125,261	-	11,484,622
Total operating expenses	382,700	108,973	1,061,484	164,229	35,854,097

Income (loss) from operations	(382,700)	(108,973)	(1,061,484)	(164,229)	(34,871,661)

Other income (expenses):
Interest expense	(104,469)	(41,745)	(299,742)	(69,862)	(15,540,374)
Settlement of debt	-	-	-	2,025	11,819,506
Sale of license and IP agreements	-	-	-	-	11,000,000

Loss before provision for income taxes	(487,169)	(150,718)	(1,361,226)	(232,066)	(27,592,529)

Provision for income tax benefits	-	-	-	-	(741,562)

Net loss	$(487,169)	$(150,718)	$(1,361,226)	$(232,066)	$(26,850,967)

Loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.00)

Weighted average of common shares outstanding - basic
and diluted	65,863,928	48,898,474	57,240,374	48,898,474

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through February 28, 2014

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

 ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Deficiency

(A Development Stage Enterprise)

Inception March 24, 2004 to May 31, 2004 through February 28, 2014

							Accumulated
							Deficit
					Common	Additional	During		Total
	Preferred Stock		Common Stock		Stock to	Paid in	Development	Treasury	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Stage	Stock	Deficiency
Balance as of May 31, 2008 (Unaudited)	-	$-	26,278,888	$2,628	$-	$17,865,822	$(32,509,556)	$(16,000)	$(14,657,104)
Shares issued for services	-	-	2,134,469	213	-	422,542	-	-	422,755
Private Placement	-	-	3,380,159	338	-	809,700	-	-	810,038
Conversion of Debt	-	-	944,881	95	-	409,018	-	-	409,113
Options issued for services	-	-	-	-	-	90,246	-	-	90,246
Valuation of equity rights	-	-	-	-	-	264,111	-	-	264,111
Amortization of stock compensation	-	-	-	-	-	1,776,683	-	-	1,776,683
Net Loss	-	-	-	-	-	-	(6,762,218)	-	(6,762,218)
Balance as of May 31, 2009 (Unaudited)	-	-	32,738,397	3,274	-	21,638,124	(39,271,774)	(16,000)	(17,646,375)
Valuation of equity rights	-	-	-	-	-	54,000	-	-	54,000
Amortization of stock compensation	-	-	-	-	-	1,176,762	-	-	1,176,762
Exercise of options	-	-	2,187,864	219	-	21,660	-	-	21,879
Net Loss	-	-	-	-	-	-	(11,478,230)	-	(11,478,230)
Balance as of May 31, 2010 (Unaudited)	-	-	34,926,261	3,493	-	22,890,547	(50,750,004)	(16,000)	(27,871,964)
Amortization of stock compensation	-	-	-	-	-	603,974	-	-	603,974
Conversion of Debt	-	-	10,025,000	1,002	-	399,998	-	-	401,000
Retire treasury stock	-	-	-	-	-	(16,000)	-	16,000	-
Net Income	-	-	-	-	-	-	13,364,862	-	13,364,862
Balance as of May 31, 2011	-	-	44,951,261	4,495	-	23,878,519	(37,385,142)	-	(13,502,128)
Conversion of Debt	-	-	3,947,213	394	-	51,188	-	-	51,582
Warrants issued to Trident	-	-	-	-	-	23,100	-	-	23,100
Net Income	-	-	-	-	-	-	4,135,062	-	4,135,062
Balance as of May 31, 2012	-	-	48,898,474	4,889	-	23,952,807	(33,250,080)	-	(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	-	600,000	-	-	600,000
Net Loss	-	-	-	-	-	-	(516,930)	-	(516,930)
Balance as of May 31, 2013	-	-	48,898,474	4,889	-	24,552,807	(33,767,010)	-	(9,209,314)
Common stock to be issued for bridge notes and accrued interest	-	-	-	-	73,429	-	-	-	73,429
Common stock to be issued for promissory note and accrued interest	-	-	-	-	121,736	-	-	-	121,736
Common stock to be issued for debt subject to equity being issued	-	-	-	-	125,000	-	-	-	125,000
Common stock to be issued for accounts payable	-	-	-	-	338,806	-	-	-	338,806
Common stock to be issued for consulting agreements	-	-	-	-	217,000	-	-	-	217,000
Common stock issued for transactions previously classified as common stock to be issued	-	-	16,965,454	1,696	(875,971)	874,275	-	-	-
Warrants to be issued for bridge notes and accrued interest	-	-	-	-	-	19,047	-	-	19,047
Warrants to be issued for consulting agreement	-	-	-	-	-	2,834	-	-	2,834
Valuation of beneficial conversion feature of debt raise	-	-	-	-	-	107,500	-	-	107,500
Net Loss	-	-	-	-	-	-	(1,361,226)	-	(1,361,226)
Balance as of February 28, 2014 (Unaudited)	-	$-	65,863,928	$6,585	$-	$25,556,463	$(35,128,236)	$-	$(9,565,188)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (A Development Stage Enterprise)

(Unaudited)

	For the Nine Months Ended February 28, 2014	For the Nine Months Ended February 28, 2013	Cumulative During the Development Stage (March 24, 2004 to February 28, 2014)
Cash flows from operating activities:
Net loss	$(1,361,226)	$(232,066)	$(26,850,967)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	-	1,621,848
Amortization of debt discount	239,788	25,924	302,465
Stock based compensation	-	-	11,706,492
Warrants and beneficial conversion rights with debt	-	-	650,816
Debt and interest penalty	-	-	4,683,122
Amortization of deferred expenses	-	-	130,625
Issuance of common stock and warrants for services	219,834	-	219,834
Gain on settlement of debt	-	(2,025)	(11,819,506)
Write-off of debt subject to equity being issued	(4,500)	-	(4,500)
Changes in operating assets and liabilities:
Inventory	-	-	630
Deferred expenses	-	-	674,246
Prepaid expenses	(21,578)	-	(68,791)
Payroll taxes and related penalties and interest payable	-	-	(22,916)
Accounts payable and accrued expenses	234,604	105,364	12,240,084
Accrued income tax	(1,078)	-	(1,078)
Debt subject to equity being issued	(7,500)	-	(7,500)
Net cash used in operating activities	(701,656)	(102,803)	(6,545,096)

Cash flows from investing activities:
Purchase of fixed assets	-	-	(140,671)
Sale of assets	-	-	124,066
Net cash used in investing activities	-	-	(16,605)

Cash flows from financing activities:
Related party payables	-	-	1,716,726
Proceeds from debt	-	-	1,746,745
Contribution of capital	-	-	1,232,646
Exercise of stock options	-	-	23,635
Repayment of debt	-	(10,000)	(6,155,670)
Private placement	-	-	810,038
Proceeds from convertible debt	400,000	200,000	2,066,500
Issuance of debentures	-	-	9,533,461
Repayment of related party payables	-	-	(4,369,195)
Net cash provided by financing activities	400,000	190,000	6,604,886

Net (decrease) increase in cash	(301,656)	87,197	43,185

Cash and cash equivalents beginning of period	345,126	4,913	285

Cash and cash equivalents at end of period	$43,470	$92,110	$43,470

Schedule of non-cash transactions:
Common stock issued for bridge notes and accrued interest	$73,428	$-
Warrants to be issued for bridge notes and accrued interest	$19,047	$-
Common stock issued for promissory note and accrued interest	$121,736	$-
Common stock issued for debt subject to equity being issued	$125,000	$-
Common stock issued for accounts payable	$338,806	$-
Valuation of beneficial conversion feature of debt raise	$107,500	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$4,159	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

(A Development Stage Enterprise)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2014 and 2013

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2013 during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the Form 8-K filed December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011.

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

The accompanying condensed consolidated financial statements as of February 28, 2014 (unaudited) and May 31, 2013 and for the three and nine months ended February 28, 2014 and 2013 (unaudited) have been prepared by Arkados Group, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2013 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 28, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2014.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $26.8 million since inception, including a net loss of $1.4 million for the nine months ended February 28, 2014. Additionally, though the Company had a decrease in its net working capital deficit recently, the Company still had both working capital and stockholders’ deficiencies at February 28, 2014 and May 31, 2013 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly-owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both February 28, 2014 and May 31, 2013.

d.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

e.	Loss Per Share - Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. For the three and nine months ended February 28, 2014 and 2013, there was a net loss, as a result, there are no dilutive securities presented since it would have an anti-dilutive effect. Potentially dilutive securities as of February 28, 2014 were comprised of 5,095,000 warrants, 2,860,000 options, and 50,000,000 shares of common stock issuable as a result of convertible debt instruments. As of February 28, 2013, potentially dilutive securities were comprised of 2,350,080 warrants and 20,000,000 shares issuable as a result of debt instruments.

f.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense for each of the three and nine months ended February 28, 2014 and 2013 was $0.

g.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

h.	Research and Development –All research and development costs are expensed as incurred.

i.	New Accounting Pronouncements –

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

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of February 28, 2014 and May 31, 2013, accounts payable and accrued expenses consist of the following amounts:

	February 28, 2014	May 31, 2013
	(Unaudited)
Accounts payable	$391,386	$642,612
Accrued interest and penalties payable	208,225	181,710
Accrued other	703,911	616,841
	$1,303,522	$1,441,163

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement. The Company has yet to issue such shares under this Settlement Agreement. As of February 28, 2014 and May 31, 2013, there was $550,000 of payables due.

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

Notes Payable

As a result of the sale of the Company’s Asset Sale to STUS, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of May 31, 2013 there was $741,455 of notes payable, net of debt discount of $537,323, largely the result of additional debt investments during this year. In fiscal 2014, the Company received loans of $400,000. As of February 28, 2014, there was $1,092,960 of notes payable, net of debt discounts of $405,036.

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

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC Topic 815, “Derivatives and Hedging.” ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had 11,075,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires these warrants to be recorded as liabilities as they are no longer afforded equity treatment assumptions: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of February 28, 2014, 11,075,004 of these warrants expired. The stock price remains low and the fair value of the derivative liability remains immaterial.

Related Party Payables

The Company received an aggregate of $130,000 from several of its then directors during the first quarter of 2012. This obligation remains outstanding therefore the Company has reported a related party payable in the amount of $130,000 as of each of February 28, 2014 and May 31, 2013, respectively.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $3.62 million of payments due the former employees as of February 28, 2014 and May 31, 2013.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of February 28, 2014 and May 31, 2013, there remained $6,067,926 and $6,204,926 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement. As of February 28, 2014 and May 31, 2013, there was $945,000 of payables due to Typaldos.

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock valued at $125,000 within 90 days of the signing of the Agreement. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares in February 2014. See Note 7tt.

During the quarter ended August 31, 2012, the Company negotiated the settlement of additional debts resulting in $10,000 being paid for the settlement of $12,025 of recorded liabilities, resulting in a gain on the settlement of such debts being recorded in the amount of $2,025.

As of February 28, 2014, debt subject to equity being issued totaled $6,067,926.

7.	STOCKHOLDERS’ DEFICIENCY

Increase in authorized shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014.

2004 transactions-(Unaudited)

a.	On May 7, 2004, CDKNET.com, Inc. and Miletos entered into an “Agreement and Plan of Merger” (“the Merger Agreement”). On May 24, 2004, the merger was consummated between a wholly owned subsidiary of CDKNET.com, Inc. (CDK Merger Corp) and Miletos, Inc. The successor subsidiary was renamed Arkados, Inc. Because CDKNET.com, Inc. and its subsidiaries had no meaningful operations prior to May 7, 2004 and equity ownership in CDKNET.com, Inc. in an amount greater than 50% was issued to the shareholders of Miletos, Inc., this transaction has been recorded as a reorganization of Arkados, Inc. via a reverse merger with CDKNET.com, Inc.

b.	In May 2004, prior to the consummation of the aforementioned reverse merger, the Company; (a) issued 200,000 common shares for services rendered by several individuals valued at $1.50 a share and were expensed prior to the consummation of the aforementioned reverse merger, (b) converted $150,834 of indebtedness owed to a law firm affiliated with the former CEO for 150,000 shares of common stock, (c) converted $165,000 of convertible debentures and related accrued interest of $51,539 for 549,866 shares of common stock.

c.	Pursuant to the Merger Agreement, as amended, the consideration for the merger consisted of 16,340,577 shares of the Company’s restricted common stock (250,000 of such common shares are contingent shares and will be returned for cancellation unless called upon as a result of a breach of warranty), 39,401 shares of common stock to the former employees of Enikia, 100,000 shares were issued to the major shareholder to assume the satisfaction of certain outstanding 401K liabilities due to the employees of the predecessor entity, 2,484,644 stock options exercisable at $0.01 per share, 1,149,998 stock options exercisable at $1.20 per share. In addition $950,200 was raised through the sale of 791,833 shares of common stock of the Company, 41,667 shares of common stock were issued to satisfy $50,000 of indebtedness, and 49,833 shares of common stock for $59,800 of services rendered related to the equity raise. The $59,800 of services rendered was recorded as a cost of raising such equity.

d.	The 883,334 shares issued, pursuant to the terms of the Purchase Agreement relating to the aforementioned equity raise, have certain registration rights. In addition, such shareholders are entitled to liquidated damages, if a registration statement, registering such shares, is not filed within 90 days of June 1, 2004 or if the registration statement is not declared effective until 120 days after June 1, 2004, or 180 days if such registration statement is subject to review by the Securities and Exchange Commission. Such liquidated damages are calculated monthly based on the delayed days of such registration not being effective. Such calculation is 2% per month of the purchase price paid by such shareholders for the 883,333 shares purchased limited to an aggregate of 18% of the aggregate purchase price paid for the 883,333 shares purchased. The Company accrued $190,800 in penalties for the failure to register such shares issued.

e.	The major shareholder of the Company allocated 2,345,410 shares of his shares in the Company to satisfy assumed obligations of Enikia for services previously rendered to the predecessor entities. Pursuant to Topic 5T of the Staff Accounting Bulletins, such contribution of the common shares of the Company have been recorded as a contribution by the shareholder to the Company in satisfaction of such liabilities recorded of $1,288,185.

2005 transactions- (Unaudited)

f.	During fiscal 2005, the Company issued 575,000 shares of common stock net of another 1,050,000, which was returned for non-performance. These shares were valued at the fair market value of such stock upon issuance at prices ranging from $0.50 to $2.15 per share. The aggregate compensation expense recorded in this fiscal year for these shares issued was $724,811.

g.	During fiscal 2005, the Company issued 610,000 options at an exercise price of $1.20 per share which was above fair market value to its employees and directors and 1,725,000 options to third parties for services rendered at exercise prices ranging from $0.01 to $1.20 per share. No compensation has been recorded for the options issued to employees and directors. The options to third parties have been valued at $900,461, which $582,292 has yet to be expensed due to the term of such services being performed.

h.	The Company recorded $234,353 of interest expense related to the valuation of the detachable warrants and the beneficial conversion feature of $750,000 in debt raised from March to May 2005. This debt matured on June 8, 2005; hence predominately all of such interest expense was recorded in fiscal 2005.

i.	In August 2004, a vendor converted $75,496 of payables for 125,000 shares of common stock.

2006 transactions – (Unaudited)

j.	During the year ended May 31, 2006, the Company issued 750,000 stock options with an exercise price of $0.45 per share to management and its employees, which vest over four years. Another 125,000 fully vested stock options with an exercise price of $0.45 were issued to consultants; an expense of $69,170 was recorded for these stock options.

k.	On March 20, 2006, the Company issued warrants to purchase up to 180,000 shares of our common stock for $0.85 per share to Emerging Capital Markets LLC as part compensation for investor relations consulting services for a three month period. The warrants vest in equal thirds on the first day of April, May and June 2006, provided there is no material breach of the related consulting agreement. Such investor relations consulting services agreement also provides for cash compensation in the amount of $20,000 per month for three months. The investor relations consulting agreement also provided for the requirement to obtain approval from this individual for any potential reverse stock splits greater than 1 for 5 and has the option to renew such agreement for another three months on the same terms.

l.	On February 1, 2006, as part of the sale of an additional $375,884 of the 6% Secured Debentures described above, the Company and the holders of all outstanding 6% Debentures agreed to modify the covenant to permit the Company to issue 609,786 shares of common stock and pay $405,744 in full satisfaction of such outstanding principal and interest concurrently with the additional investment and waived prior defaults.

m.	During the year May 31, 2006, the Company issued 75,000 shares for services valued at $22,500.

n.	There was $404,555 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

o.	During the year May 31, 2006, the Company issued 466,600 shares of stock for debt penalties and extensions for consideration valued at $267,300.

2007 transactions – (Unaudited)

p.	In June 2006, the Company approved the issuance of 475,000 shares of Arkados stock, or $342,000, to Mr. Andreas Typaldos in recognition of his efforts to obtain financing for Arkados.

q.	During the first quarter of 2007, the Company issued to management and its employees: 1,785,000 stock options with exercise prices ranging from $.43 to $.85; all of which vest over four years.

r.	During the third quarter of 2007, the Company issued 100,000 shares with an exercise price of $0.40 per share to the incoming CFO as a component of her employment contract. Another 240,000 stock options with an exercise price of $0.50, vesting over 6 months, were issued to a consultant; an expense of $80,919 was recorded for these stock options.

s.	On March 3, 2007, Arkados Wireless Technologies, Inc., our wholly-owned subsidiary, filed a merger certificate completing the acquisition of Aster Wireless, Inc., a previously unaffiliated Delaware corporation. The consideration for the Merger was 1,000,000 restricted shares of our common stock. In addition, the Company issued an aggregate of 259,000 seven-year options to four employees through the acquisition exercisable at $0.405 per share which vest over 4 years aggregate of 78,564 shares of restricted stock to such employees. We also issued 300,000 seven-year options to a consultant, which options vested on March 1, 2008 and are exercisable at $0.405 per share; an expense of $100,146 was recognized.

t.	During the fourth quarter of 2007, the Company issued 3,010,000 stock options with exercise prices ranging from $0.33 to $0.40 per share to management and its employees, which vest over four years. Another 50,000 fully vested stock options with an exercise price of $0.50 were issued to a consultant; an expense of $16,858 was recorded for these stock options.

u.	The Company issued 175,604 shares of its common stock with gross proceeds of $1,756 from the exercise of options by employees.

v.	There was $424,247 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

w.	For the year ended May 31, 2007, the Company incurred a non-cash charge of $418,997 for the amortization of stock options.

2008 transactions – (Unaudited )

x.	During the first quarter of 2008, the Company issued 30,000 shares to a vendor at a cost of $13,500 for the settlement of an outstanding balance. During the fourth quarter of 2008, the Company issued 166,667 shares to a consultant at a cost of $50,000.

y.	During the first quarter of 2008, the Company issued 190,000 options to three service providers; an expense in the amount of $50,274 was recognized for these options. During the fourth quarter, the Company extended the expiration period of 263,333 options for an employee whose contract was not renewed; an expense in the amount of $30,244 was recognized for this extension. In addition, in the same period, the Company issued 150,000 fully vested options with an exercise price of $0.32 to a consultant; an expense in the amount of $24,930 was recognized for these options.

z.	During the third quarter of 2008, the Company issued 2,494,000 stock options with exercise prices of $0.30 per share to management and its employees, which vest over four years.

aa.	During the fourth quarter of 2008, the Company extended the expiration for two years of 2,227,864 $0.01 options due to expire on May 24, 2008 issued to employees at the time of the reorganization. The value determined by Black Scholes of $714,076 will be amortized over the next two years for this extension.

bb.	The Company issued 402,353 short-term and 402,353 long-term warrants to the purchasers of the 6% Secured Debentures. Based on the issuance date of the debentures, debt discounts were recorded in the third quarter of 2008 in the amount of $118,723.

cc.	The Company as part of a debt restructuring, agreed to amend the 10,065,210 warrants outstanding and issued with the then outstanding 6% Secured Debentures to be consistent with the 804,706 new warrants issued December 15, 2007 by extending the expiration date from an outside date of December 28, 2010 to December 28, 2012 and removing any restriction on exercising the warrants on a cashless basis or any provision which accelerates the expiration date if the shares issuable on exercise of the warrants are registered for resale under the Securities Act. The change in the terms of these warrants required a charge of $945,772 to be recorded.

dd.	For the year ended May 31, 2008, the Company incurred a non-cash charge of $697,687 for the amortization of stock options.

2009 transactions – (Unaudited)

ee.	500,000 options were awarded to two service providers; an expense in the amount of $90,246 was recognized in the year ended May 31, 2009 for these options. These stock options and warrants are exercisable for three to ten years from the grant date.

ff.	2,134,469 shares of stock were granted to service providers and a former employee during the year ended May 31, 2009; $422,755 of consulting, compensation expense or reduction of accrued compensation.

gg.	A refinancing and the closing on new monies received occurred in July 2008, whereby certain debts were extended in conjunction with conversion of some indebtedness in the amount of $409,113 for 944,881 shares of common stock, 2,332,131 warrants were issued to certain debt holders exercisable at $.25 per share expiring on December 1, 2008 were valued at $264,111 and expensed, accordingly, and $810,038 of monies received net of $35,000 in legal fees from May 2008 to July 2008 resulting in 3,380,159 shares of common stock being issued.

hh.	In February 2009 the Company’s Compensation Committee and Board of Director’s elected to cancel certain underwater options that had been granted to employees. A total of 8,438,184 options with exercise prices ranging from $0.25 to $1.20 were cancelled and new options totaling 75% of the total of the cancelled options (6,328,638 options) were issued to employees with an exercise price of $0.15, the closing price on February 6, 2009, the date of grant. As a result of this measurement, no additional stock compensation expense was required to be recorded on the new options. The unamortized value of the cancelled options, $888,384, will be amortized over the two year vesting period of the newly issued options. As 50 % of the options were vested on the date of grant, a compensation expense was recorded in the amount of $444,192 on the grant date.

ii.	As a result of the past option awards and the awards made in fiscal 2009, the Company has recorded equity based amortization expense in the amount of $1,776,683.

2010 transactions – (Unaudited )

jj.	There was $54,000 recorded during the year for the valuation of equity rights and beneficial conversion features attributed to debt issuances during the year.

kk.	2,187,864 shares of stock were issued for the exercise of stock options resulting in $21,879 of gross proceeds to the Company.

ll.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $1,176,762.

2011 transactions

mm.	As a result of the past option awards and the awards made in the prior years, the Company has recorded equity based amortization expense in the amount of $603,974.

nn.	In December 2010, certain creditors converted $401,000 of their indebtedness for the issuance of 10,025,000 shares of common stock.

2012 transactions

oo.	Certain creditors received 660,000 warrants as a condition of their debt settlement with the Company. The warrants expire in May 2014 and have an exercise price of $0.035 a share. There was a debt inducement settlement expense recorded for these warrants in the amount of $23,100.

pp.	In September 2011, certain creditors converted $51,582 of their indebtedness for the issuance of 3,947,213 shares of common stock, inclusive of past outstanding matters.

2013 transactions

qq.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $0.01 to $0.02 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

2014 transactions

rr.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $0.04 a share. The beneficial conversion rights have been valued at $107,500 and are being amortized over the life of the related debt.

ss.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 3,683,047 shares of its common stock for $73,429 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 1,435,000 shares of common stock at a price of $0.04 per share to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued. In addition, the Company has not issued the warrants.

tt.	As described above, the Company agreed to issue 3,500,000 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

uu.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 6,682,407 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

vv.	The Company agreed to issue 3,100,000 shares of its common stock for $217,000 to two consultants and a warrant to purchase 3,000,000 shares of common stock to one of the consultants valued at $2,834. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued. In addition, the warrants have not been issued.

8.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	6,886,652	$0.64
Granted	5,824,000	0.49
Exercised	(175,604)	0.01
Expired or cancelled	—	—
Outstanding at May 31, 2007	12,535,048	0.58
Granted	5,365,197	0.21
Exercised	—	—
Expired or cancelled	(2,927,864)	0.22
Outstanding at May 31, 2008	14,972,381	0.51
Granted	14,427,600	0.15 - 0.25
Exercised	—	—
Expired or cancelled	(9,438,184)	0.25 -1.20
Outstanding at May 31, 2009	19,961,797	0.27
Granted	—	—
Exercised	(2,228,364)	0.01
Expired or cancelled	(583,197)	0.25
Outstanding at May 31, 2010	17,150,236	0.30
Granted	—	—
Exercised	(2,227,864)	0.01
Expired or cancelled	(11,072,372)	0.30
Outstanding at May 31, 2011	3,850,000	0.65
Granted	—	—
Exercised	—	—
Expired or cancelled	(240,000)	0.83
Outstanding at May 31, 2012	3,610,000	0.55
Granted	—	—
Exercised	—	—
Expired or cancelled	(650,000)	0.75
Outstanding at May 31, 2013	2,960,000	0.29
Granted	—	—
Exercised	—	—
Expired or cancelled	(100,000)	0.41
Outstanding at February 28, 2014	2,860,000	$0.28

The following table summarizes information about options outstanding and exercisable at February 28, 2014:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 - $0.25	1,800,000	1.59	0.24	1,800,000
$0.26 - $1.00	1,060,000	0.90	$0.33	1,060,000
	2,860,000	1.24	$0.28	2,860,000

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

On April 8, 2014, the Company issued options to its chief executive officer and two of its key employees to purchase 35,437,500 shares of the Company’s common stock at an exercise price of $0.04 per share, the closing price of the Company common stock as quoted on the OTCQB. The options vest immediately and are exercisable for ten years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2006	4,392,874	$0.84
Granted	4,655,366	0.93
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2007	9,048,240	0.88
Granted	1,821,676	0.85
Exercised	—	—
Expired or cancelled	(825,000)	0.67
Outstanding at May 31, 2008	10,044,916	0.84
Granted	4,022,225	0.25
Exercised	—	—
Expired or cancelled	(2,332,137)	0.85
Outstanding at May 31, 2009	11,735,004	0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2010	11,735,004	0.63
Granted	—	—
Exercised	—	—
Expired or cancelled	(6,499,057)	0.70
Outstanding at May 31, 2011	5,235,945	0.50
Granted	660,000	0.04
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2012	5,895,945	0.50
Granted	—	—
Exercised	—	—
Expired or cancelled	(3,545,865)	0.70
Outstanding at May 31, 2013	2,350,080	0.19
Granted	4,435,000	0.11
Exercised	—	—
Expired or cancelled	(1,690,080)	0.25
Outstanding at February 28, 2014	5,095,000	$0.10

The following table summarizes information about warrants outstanding and exercisable at February 28, 2014:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.01 to $0.04	2,095,000	1.84	$0.038	2,095,000
$0.05 to $0.20	3,000,000	2.77	0.150	3,000,000
	5,095,000	2.39	$0.104	5,095,000

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

Rent expense for the three and nine months ended February 28, 2014 was $5,004 and $15,012, respectively, and $0 and $0 for the three and nine months ended February 28, 2013, respectively.

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

10.	SUBSEQUENT EVENTS

On March 4, 2014, the Company entered into a one-year consulting agreement which includes the following terms:

1.	Cash payments of $3,500 per month.
2.	A warrant to purchase 220,000 shares of common stock at $0.04 per share.

In March 2014, the Company commenced a $3,000,000 private placement for the sale of 75,000,000 shares of its common stock at $0.04 each. As of April 8, 2014, the Company has raised $400,000 through the sale of 10,000,000 shares to accredited investors.

As discussed in Note 8A, the Company issued options to its chief executive officer and two of its key employees to purchase 35,437,500 shares of the Company’s common stock at an exercise price of $0.04 per share.

Management has evaluated subsequent events through the date of this filing.

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

While we have begun to generate revenue from operations during quarter ending February 28, 2014, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond February 28, 2014 (with respect to reaching certain settlements with previous creditors) during which substantially all of its assets were acquired by STMicroelectronics N.V. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011.

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

Since inception, we have incurred accumulated operating losses of approximately $26,900,000. This represents an increase in operating loss of approximately $1,360,000 since May 31, 2013. We have financed operating losses since September 2004 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations and developing and readying our products for market, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

For The Three Months Ended February 28, 2014 and February 28, 2013

During the three months period ended February 28, 2014 and likewise, for the three months ended February 28. 2013, we recorded no revenue. We continue to provide software development services, however, funds received in respect of these services did not result in sales being recorded during the period, but was recorded as a reduction of our research and development expense, in accordance with U.S. generally accepted accounting principles. Total operating expenses for the three month period ended February 28, 2014 was $382,700, consisting mainly of salaries of our management, as well as consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $105,292 relating to development of new technology. This is compared to total operating expenses for the three month period ended February 28, 2013 of $108,973, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the three month periods ended February 28, 2014 and February 28, 2013 was $104,469 and $41,745, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities.

For The Nine Months Ended February 28, 2014 and February 28, 2013

During the nine months ended February 28, 2014 and 2013, we provided software development services for a customer. In accordance with accounting rules for recognition of revenue, however, this did not result in sales being recorded during the period, but was recorded as a reduction of our research and development expense and therefore our revenue was $0 for each of the nine months ended February 28, 2014 and February 28, 2013. Total operating expenses for the nine-month period ended February 28, 2013 was $1,061,484, consisting mainly of salaries of our management, as well as consulting expenses and professional fees. During this period we also incurred net research and development expenses of $125,261 relating to development of new technology. This is compared to total operating expenses for the nine-month period ended February 28, 2012 of $164,229, consisting mainly of consulting expenses and professional fees.

Interest expense on our existing debt for the six month periods ended February 28, 2014 and February 28, 2013 was $299,742 and $69,862, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of the private placement of convertible debt securities. We did not have any significant sources of revenue from our operations during the period. Commencing in March 2014, we are presently engaged in a private offering of unregistered (restricted) common stock to accredited investors. This offering is on a best efforts, any or none basis and we hope to raise $3,000,000 to fund our general working capital. To date, we have raised approximately $400,000. Through the date of this report, we have depended, in part, upon loans from investors and there can be no assurances that investors will make any additional loans to us.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

As of February 28, 2014, we had cash of $43,470 and negative working capital of ($9,098,877) compared to cash of $345,126 and negative working capital of ($9,146,637) at May 31, 2013, an overall reduction in the working capital deficit of $47,760. The change in working capital since May 31, 2013 has resulted from approximately $400,000 received in new financing during the quarter as described above, a decrease of approximately $302,000 in cash used to pay current expenses, and an increase of approximately $21,000 in prepaid expenses. In addition, however, we experienced net decreases in our liabilities as follows: $129,000 of notes payable (net of debt discount) that are now classified as short-term liabilities that were previously long-term liabilities, approximately a net decrease of $138,000 in accounts payable and accrued expenses (resulting from a $235,000 increase in accounts payable and accrued expenses from operations and reduction of $372,000 settled in exchange for equity issued), $125,000 decrease in our debt which was settled in exchange for equity issued, and an approximately $181,000 decrease in notes payable which was settled in exchange for equity issued.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of February 28, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended February 28, 2014.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended February 28, 2014. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting.  As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee.   The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our Form 10-K report for the fiscal year ended May 31, 2013 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2013 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended February 28, 2014 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As disclosed in the Form D filed with the Commission April 7, 2014, we are presently engaged in efforts to raise $3,000,000 through the sale of unregistered common stock to accredited investors. We received $400,000 representing 10,000,000 shares from sales to three investors through the date of this report. These shares will be restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933. The proceeds are immediately available to the Company and to date, we have not engaged any third party to assist in the solicitation of sales, although management may consider engaging such professionals in the future.

On April 8, 2014, the Company issued options to its chief executive officer and two of its key employees to purchase 35,437,500 shares of the Company’s common stock at an exercise price of $0.04 per share, the closing price of the Company common stock as quoted on the OTCQB on such date. The options vest immediately and are exercisable for ten years. Upon exercise, the shares will be restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

As discussed in Item 5 below, we entered into a consulting agreement that included the issuance of a warrant to acquire 220,000 shares of our common stock at an exercise price of $0.04 per share. Upon exercise, the shares issuable will be restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Consulting Agreement warrant—

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As noted in Item 2 above, on April 8, 2014, the Company issued options to its chief executive officer and two of its key employees to purchase 35,437,500 shares of the Company’s common stock at an exercise price of $0.04 per share, the closing price of the Company common stock as quoted on the OTCQB on such date. The options vest immediately and are exercisable for ten years.

Consulting Agreement with Sentegrity LLC

On March 4, 2014, we entered into a one year agreement with a consultant to provide certain sales and marketing services to the Company. The agreement requires a cash payment of $3,500 per month and a warrant exercisable for three (3) years to acquire 220,000 shares of the common stock of the Company at an exercise price of $0.04 per share. The agreement is terminable at will by either party upon sixty (60) days advance written notice.

Item 6. Exhibits.

(a) Exhibits.

10.73	Consulting Agreement with Sentegrity LLC

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended February 28, 2014, formatted in XBRL: (i) Balance Sheets, (ii) Statements of Comprehensive Income, (iii) Statement of Changes in Shareholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: April 14, 2014

	By:	/s/ Terrence DeFrancou
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

