Form 10-K
period 2014-05-31
ARKADOS GROUP, INC.
filed 2014-08-27
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2014

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

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (65,863,928) computed by reference to the price ($0.06) at which the common equity was last sold on the last day of our most recently completed second fiscal quarter (November 30, 2013) was $4,551,835. (1)

The number of shares outstanding of the registrant's common stock, as of the last practicable date, August 25, 2014, was 133,714,407 (2)

 _______________

(1) For purposes of calculating the aggregate market value of shares of our common stock issued and outstanding held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

(2) 37,850,479 of which are shares that are as yet to be issued.

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

The Company underwent a significant restructuring after December 23, 2010 when substantially all of its then-existing assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company, continued through May 31, 2014 and the date of this report.

Prior to and through December 23, 2010 (i.e. the date of the Asset Sale), we were principally engaged in developing and marketing technology and solutions enabling broadband communication, multimedia, and networking over standard household electrical lines. Most recently (i.e. following January, 2013), Arkados has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart home applications primarily in the areas of energy management, home health care, smart appliances and home security and entertainment.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our fiscal year 2014 Form 10-K may also be obtained without charge by mailing a request to us at 211 Warren Street, Suite 320, Newark, New Jersey 07103 or by calling us at (862) 373-1988.

Overview

Business

We strive to be a leading software and hardware design company focused on developing solutions that enable machine to machine communications for the Internet of Things (IoT). Our solutions support smart grid and smart home applications primarily in the areas of home and building automation and energy management. The Company's solutions are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

By utilizing our solutions, our goal is to have customers bring numerous sophisticated, full-featured products to market faster at a lower overall development cost. Additionally, our Linq Universal Service Platform (USP) allows for onboarding, provisioning and wellness monitoring of devices on a wireless or wired network.

While, during much of this period, the Company was focused on negotiating and finalizing the settlements and releases with its creditors, we were also ardently pursuing plans for product development. During the period May 31, 2013 through May 31, 2014, we still, however, rely on the services of outside independent contractors engaged in developing products or services.

Recent Announcements

Other than as discussed in our filed reports on Form 8-K, there have been no public announcements within the two-year period preceding the date of this report regarding new products or services.

Dependence on Financing Activities

We did not generate revenue during fiscal year 2014 and were completely dependent on outside sources of financing by former officers, directors, investors and related parties for our operations. Any such financing of operating expenses occurred through convertible debt and equity (common stock).

Following the December 23, 2010 Asset Sale, the Company engaged in the process of finalizing settlement and release agreements with its secured creditors, other noteholders, former employees and its other unsecured creditors. As a result of the Asset Sale and our restructuring, we reached settlement on approximately $13,849,716 of our pre-existing debt, which has been either released or converted to a right to receive common stock of the Company. Since May 31, 2013 and as of the date of this report, we fully and finally settled an additional $2,032,235 of unsecured debt existing at the time of the Asset Sale to ST Micro. We intend to offer settlements for any remaining unsecured debt outstanding in exchange for the Company’s agreement to issue shares of its common stock at the rate of one share for each $0.04 of principal and interest exchanged. The issuance of shares of the Company’s common stock is claimed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) for exchanges of securities of the same issuer without payment of solicitation fees and Section 4(2) for sales not involving a public offering. The issuance of the warrants is claimed to be exempt from registration pursuant to Section 4(2) of the Securities Act.

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

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and is the gateway to the home area network (HAN). From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to the wide-area network (WAN) and implementing demand response protocols.

Our Products and Services

During the period covered by this report, our focus remained primarily upon achieving settlement and restructuring of our existing debt, but to a lesser extent when compared to last year. In addition to these activities, we developed a unique software system, called the Process and Event Management System (PEMS), designed for the manufacturing process whereby quality assurance and environmental data is gathered from multiple points in the process and stored in the cloud for use in generating usage reports in real time. This stored data is also critical from a historical perspective to assist the manufacturer in detecting ways of improving their processes and create more efficiencies, which in turn save money.

We also developed another unique software system called LinqUSP, which is a device management software platform that deals with command and control of electronic devices, data gathering and storage, provisioning onto a network and generating device wellness reports to users.

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for smart energy and home automation services

Research and Development

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible within current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, home area networks (HAN) and the Internet of Things within the smart home/smart grid industries via our strategic partnerships.

Patents, Licenses and Trademarks

We continue to maintain our license with STMicroelectronics for patents relating to home automation services. As part of our future plans for smart energy and home automation services, we anticipate continuing to pursue development of patents for our software solutions, many of which will be based, wholly or in part on this license.

We continue to maintain, through our subsidiary, Arkados Inc., a provisional application (Application No. 61/873,249) for a patent covering systems and methods for provisioning of electronic devises onto a network and the subsequent monitoring and operation of the devices, as filed with the U.S. Patent and Trademark Office on September 3, 2013. Additional filings will be required to maintain the patent protection associated with this application, on or before September 3, 2014.

In addition, we maintain the federal registration of our “Arkados” and “ArkTIC” marks, as well as the stylized “a” design mark pictured below.

Competition

We face competition both from established device management and cloud service providers both nationally and internationally, as well as recent entrants in the field. Some of these competitors create solutions that are compliant with existing standards and specifications, while other competitors’ products are based on proprietary technologies.

Since our operations are still developing, and therefore, somewhat in flux, it is difficult to pinpoint direct competitors, however, the following represent those that are most closely identifiable at the current time:

Device Management and Cloud Services
Company	Service	Device Management
Amee UK	Amee	Environmental agency reporting
Arkessa	Arkessa	Remote device operation for IoT
Axeda	Axeda	M2M cloud and data management
Buglabs	Bugswarm	Machine to cloud solution
Carriots	Carriots Cloud	Application development platform
Evrything	Evrything	Digital identity for objects
GroveStreams	GroveStreams	Data gathering and analysis
HP	HP Cense	Data management of embedded devices
iDigi	iDigi Device Cloud	Device cloud platform
Sensinode	NanoService	Web services for end devices
Tonic Solutions	Nimbits	Distributed cloud solution
Exosite	OnePlatform	Cloud and data analytics for IoT
Sen.se	Open.Sen.se	Online apps for IoT
LogMeIn	Pachube	Public cloud for IoT
Paraimpu	Paraimpu	Social tool for connecting IoT
Neuaer	ProxPlatform	Location based service platform for IoT
Microstrain	SensorCloud	Cloud and data analytics for IoT
IoBridge	ThingSpeak	Open application development platform
Thingworx	Thingworx	Application development platform
Yaler	Yaler Platform	Web client for embedded systems

Of these, the services that most directly compete with Arkados’ LinqUSP include Thingworx, ThingSpeak and iDigi Device Cloud. This represents formidable competition to Arkados in that the companies behind these products are much more mature and better capitalized than Arkados. On the other hand, Arkados enjoys a great advantage in the form of its partnerships with Tatung and others. We are in some ways buffered from some of the challenges that many companies experience. The value from these partnerships in this regard comes in the form of product development guidance, market intelligence, existing partnerships, educated and capable sales personnel and a strong incentive to immediately implement and deploy, which drastically reduces time-to-market. For example, LinqUSP was originally conceived in May, 2013 and is ready for large-scale deployment only 8 months later.

Additionally, LinqUSP compares favorably on its features. The combination of an open platform, robust capabilities, scalability and versatility make LinqUSP potentially much more valuable than any of the competing solutions.

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

Employees

Our CEO and our general counsel were the only salaried employees of the Company as of May 31, 2014. As of May 31, 2014, we had not reached settlements with respect to approximately $927,000 in compensation to our former employees. None of our former employees were parties to collective bargaining agreements.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing. Technical, accounting and other functions that are critical to our continued and future success.

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

Risks Related to Our Financial Condition

Dependence on financing.

Although, subsequent to the period described in this report, we have realized the potential to generate revenue, we did not, during the period covered and as of the date of filing, generated significant revenue compared to our operating expenses, and remain dependent on outside sources of financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing

Our consolidated financial statements as of May 31, 2014 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2014. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting beginning with our financial statements for the year ending May 31, 2014. We are in the process of documenting and testing our internal control procedures, and we may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff. If material weaknesses and deficiencies are detected or continue to remain unresolved, it could cause investors to lose confidence in our financial statements and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.  Our stock price, ability to obtain financing and the listing of our common stock on the OTCQB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

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

Risks Related To Our Common Stock and Its Market Value

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB Market Tier which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB Market Tier, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB Market Tier, and to be timely in such filings.  If we fail to remain current on our reporting requirements or file late three times in 12 calendar months, our stock could be removed from the OTCQB Market Tier.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

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

Executive Officers of the Registrant

Our executive officers are:

Name	Position

Terrence DeFranco	Chairman of the Board

Terrence DeFranco	President, CEO and sole Director

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTCQB under the symbol “AKDS.”

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2014 and May 31, 2013 which information was provided by NASDAQ Trading and Market Services.

Fiscal Year ended May 31, 2014
	High Bid	Low Bid
Quarter ended:

May 31, 2014	$0.08	$0.0303
February 28, 2014	$0.14	$0.02
November 30, 2013	$0.15	$0.041
August 31, 2013	$0.05	$0.02

Fiscal Year ended May 31, 2013
	High Bid	Low Bid
Quarter ended:

May 31, 2013	$0.07	$0.04
February 29, 2013	$0.07	$0.005
November 30, 2012	$0.02	$0.005
August 31, 2012	$0.029	$0.011

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of May 31, 2014, we had 236 stockholders of record of our common stock.

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

In addition, subsequent to the period covered by this report, on August 11 and 12th, 2014, the Company executed Convertible Notes to each of two investors who had participated in financing the Company during the last 12 months, each for a loan in the principal amount of $100,000. Each of the notes bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into restricted shares of common stock at a conversion price equal to $0.02 per share. These securities were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933. The proceeds to the Company were used entirely for working capital.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2014:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	37,437,500	$0.05	62,562,500

Total	37,437,500	$0.05	62,562,500

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

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 6,000,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 10,000,000. The Plan was later amended in March 2007 and November 2008 to increase this amount to 15,000,000 and 22,500,000, respectively. The term was most recently extended by our Board for an additional 10 years, in April, 2014, as well as amending the Plan to increase the amount of shares for which option grants could be exercised to 100,000,000. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan had been administered by the Compensation Committee of our board of directors.

We believe the majority, if not all, of the options granted pursuant to the 2004 Plan have been terminated in accordance with the terms of the 2004 Plan as a result of the termination of employees and consultants in conjunction with the Asset Sale and settlement and releases obtained therewith.

In addition, in April, 2014, our board approved the issuance of additional options to acquire 35,437,500 shares of our common stock at $0.04 per share to key employees, including our CEO, general counsel and head of software development. All of these options are vested.

As of May 31, 2014, there were options to purchase 37,437,500 shares outstanding under the 2004 Plan, as amended, all of which were vested.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with, and are qualified in their entirety by, the consolidated financial statements and related notes thereto contained in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended May 31,
	2014	2013	2012		2011		2010
Revenues	$—	$—	$—		$134,480		$295,870
Operating Expenses	$(2,437,665)	$(394,953)	$(300,250)		$2,224,443		$4,658,474
Other income (expense), net	$520,234	$(121,977)	$4,435,312		$15,685,070		$(6,821,032)
Income (loss) before income taxes	$(1,917,431)	$(516,930)	$4,135,062	[2]	$13,464,862	[1]	$(11,478,230)
Total assets	$129,729	$345,126	$4,913		$2,586		$510,141
Long term obligations	$322,555	$62,677	$—		$—		$—
Cash dividends declared	$—	$—	$—		$—		$—
Net income (loss) per share basic and diluted	$(0.03)	$(0.01)	$0.09		$0.33		$(0.35)
Weighted average of common shares outstanding – diluted	68,999,697	48,898,474	47,579,132		40,354,028		33,109,891

[1]	Includes proceeds from the sale of assets/license to STMicroelectronics of $7,000,000, as well as debt forgiveness resulting from the payment of creditors from those proceeds.
[2]	Includes proceeds from the sale of assets/license to STMicroelectronics of $4,000,000, as well as debt forgiveness resulting from the payment of creditors from those proceeds.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the fiscal year ended May 31, 2014, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Plan of Operation

Ongoing Negotiations with Certain Creditors

With respect to the classes of remaining creditors at the time of the Asset Sale to ST, the total debt that remained to be settled as of May 31, 2014 included approximately $927,000 due to former employees, and approximately $250,000 to Bridge Note Holders and other promissory note holders (such notes having been issued as part of those prior settlements). For the period June 1, 2014 through August 20, 2014, we settled approximately $747,000 of amounts due to former employees. This discussion, and therefore, these amounts do not include debt settled and subject to equity being issued as reflected in our financial statements, as those amounts are deemed fully resolved and settled, but for the issuance of the securities.

The current CEO of the Company is working diligently to obtain the remaining releases. We anticipate that substantially all of these claims will be settled in exchange for the issuance of common stock of the Company at a price of $0.04 (of the debt settled) per one (1) share of common stock, which is consistent with the offers made to all creditors who have already completed settlements, with the exception of bridge note holders who agreed to a price of $0.027 per share, as negotiated in December, 2010.

Software and Platform Solutions Development

As of the date of this report, we have not had significant revenue from operations since inception. Furthermore, we have financed operations with the proceeds primarily from related party lending from our major stockholder and affiliated lenders, as well as other stockholders and lenders. We continue to seek to restructure our operations following the Asset Sale and to complete the settlement of material obligations as a result of the Asset Sale. Despite selling our patents and other intellectual property to STMicroelectronics, we retained, through a license back from STMicroelectronics, the ability to pursue key elements of our anticipated software and platform solutions.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of May 31, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Development Stage Activities

The Company adopted the new accounting guidance related to development stage enterprises.  The new guidance eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ deficiency. The Company’s consolidated financial statements will be impacted by the adoption of this guidance primarily by the removal of inception-to-date information in the Company’s consolidated statements of operations, cash flows, stockholders’ deficiency, and related disclosures.

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

The Year ended May 31, 2014

During the year ended May 31, 2014, we had revenues of $0 compared to $0 for the same period in 2013. We did not have any revenue during the current period, although management has focused on development of software that we anticipate, although cannot guarantee, will produce revenue in near-term future quarters. Total operating expenses for the year ended May 31, 2014 were $2,437,665 compared to $394,953 in the same period of fiscal year 2013. In both periods, the most significant expenses were personnel, professional fees and related expenses. During the fiscal year ended May 31, 2014 however, we did incur research and development expense in the amount of $200,626 to develop new products and services. In addition, the most significant part of our operating expenses related to compensation for our management and employees. Given our reliance on outside sources of capital, we expect significant additional charges relating to stock compensation. We also incurred $416,672 in interest expense on our outstanding convertible notes for the period ended May 31, 2014 as compared to $124,002 for the year ended May 31, 2013. In addition, as we have filed all tax returns that were previously outstanding, we may have an amount due of approximately $63,000 for state income taxes for periods of operation for the fiscal year ended May 31, 2011.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of the private placement of convertible debt securities. We did not have any significant sources of revenue from our operations during the period. In October, 2013, as disclosed in our report for the 2nd quarter ended November 30, 2013, we issued convertible notes at 6% interest per annum in the principal amount totaling $400,000 to two investors who had previously invested in the Company. These notes are convertible at any time after issuance into common stock at a rate of $0.02 per share for each $1.00 of principal and interest converted. In March 2014, we engaged in a private offering of unregistered (restricted) common stock to accredited investors. This offering was on a best efforts, any or none basis and we had hoped to raise $3,000,000 to fund our general working capital. During the period of the offering, which subsequently closed at the end of April 2014, we raised $400,000 from three investors, all of which had invested previously in the Company. Through the date of this report, we have depended, in part, upon loans from investors and there can be no assurances that investors will make any additional loans to us.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

As of May 31, 2014, we had cash of $118,505 and negative working capital of ($3,798,774) compared to cash of $345,126 and negative working capital of ($9,146,637) at May 31, 2013, an overall reduction in the working capital deficit of $5,347,863. The change in working capital since May 31, 2013 has resulted from $800,000 received in new financing during the year as described above, a decrease of approximately $226,000 in cash used to pay current expenses, and an increase of approximately $11,000 in prepaid expenses. In addition, however, we experienced net decreases in our liabilities as follows: $368,818 of notes payable (net of debt discount) that are now classified as short-term liabilities that were previously long-term liabilities, a net decrease of $779,295 in accounts payable and accrued expenses (resulting from a $234,596 increase in accounts payable and accrued expenses from operations and reduction of $1,013,891 settled in exchange for equity issued), $3,765,052 decrease in our debt which was settled in exchange for equity issued, and $429,612 decrease in notes payable which was settled in exchange for equity issued.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of May 31, 2014.

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

Arkados Group, Inc. and Subsidiaries

Development Stage Enterprise

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and subsidiaries as of May 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2014 and 2013, and the results of its operations and cash flows for each of the years ended May 31, 2014 and 2013 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Arkados Group, Inc. will continue as a going concern. As more fully described in Note 2a, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2a. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, New York

August 27, 2014

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS

Current assets:
Cash	$118,505	$345,126
Prepaid expenses	11,224	-

Total current assets	129,729	345,126

Total assets	$129,729	$345,126

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$661,868	$1,441,163
Payroll taxes and related penalties and interest payable	-	936,906
Accrued income tax	98,922	100,000
Due to related party	130,000	130,000
Debt subject to equity being issued	2,420,374	6,204,926
Notes payable, net of discount of $231,818 and $0, respectively	617,339	678,768
Total current liabilities	3,928,503	9,491,763

Long term liabilities:

Notes payable, net of discount of $77,445 and $537,323, respectively	322,555	62,677

Total liabilities	4,251,058	9,554,440

Commitments

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 and 100,000,000 shares authorized; 75,863,928 and 48,898,474 issued and outstanding	7,585	4,889
Common stock to be issued; 37,850,479 and 0 shares	1,835,486	-
Additional paid-in capital	29,720,041	24,552,807
Accumulated deficit	(35,684,441)	(33,767,010)
Total stockholders' deficiency	(4,121,329)	(9,209,314)

Total liabilities and stockholders' deficiency	$129,729	$345,126

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	May 31,	May 31,
	2014	2013

Net sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Operating expenses:
Selling and general and administrative	2,237,039	357,498
Research and development	200,626	37,455
Total operating expenses	2,437,665	394,953

Loss from operations	(2,437,665)	(394,953)

Other income (expenses):
Interest expense	(416,672)	(124,002)
Reversal of payroll taxes and related penalties and interest payable	936,906	-
Settlement of debt	-	2,025

Loss before provision for income taxes	(1,917,431)	(516,930)

Provision for income tax benefits	-	-

Net loss	$(1,917,431)	$(516,930)

Loss per common share - basic and diluted	$(0.03)	$(0.01)

Weighted average of common shares outstanding - basic and diluted	68,999,697	48,898,474

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

Years Ended May 31, 2014 and 2013

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficiency
Balance as of June 1, 2012	-	$-	48,898,474	$4,889	$-	$23,952,807	$(33,250,080)	$(9,292,384)
Valuation of equity rights and beneficial conversion features of debt raise	-	-	-	-	-	600,000	-	600,000
Net Loss	-	-	-	-	-	-	(516,930)	(516,930)
Balance as of May 31, 2013	-	-	48,898,474	4,889	-	24,552,807	(33,767,010)	(9,209,314)
Common stock issued under private placement agreements	-	-	10,000,000	1,000	-	399,000	-	400,000
Common stock to be issued for bridge notes and accrued interest	-	-	-	-	73,429	-	-	73,429
Common stock to be issued for promissory note and accrued interest	-	-	-	-	121,736	-	-	121,736
Common stock to be issued for debt subject to equity being issued	-	-	-	-	125,000	-	-	125,000
Common stock to be issued for accounts payable	-	-	-	-	338,806	-	-	338,806
Common stock to be issued for consulting agreements	-	-	-	-	217,000	-	-	217,000
Common stock issued for transactions previously classified as common stock to be issued	-	-	16,965,454	1,696	(875,971)	874,275	-	-
Common stock to be issued for promissory note and accrued interest	-	-	-	-	340,486	-	-	340,486
Common stock to be issued for debt subject to equity being issued	-	-	-	-	945,000	-	-	945,000
Common stock to be issued for accrued expenses	-	-	-	-	550,000	-	-	550,000
Warrants to be issued for bridge notes and accrued interest	-	-	-	-	-	19,047	-	19,047
Warrants issued for consulting agreements	-	-	-	-	-	104,268	-	104,268
Valuation of beneficial conversion feature of debt raise	-	-	-	-	-	107,500	-	107,500
Stock compensation expense	-	-	-	-	-	968,092	-	968,092
Warrants issued to former employees	-	-	-	-	-	2,695,052	-	2,695,052
Net Loss	-	-	-	-	-	-	(1,917,431)	(1,917,431)
Balance as of May 31, 2014	-	$-	75,863,928	$7,585	$1,835,486	$29,720,041	$(35,684,441)	$(4,121,329)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2014	May 31, 2013
Cash flows from operating activities:
Net loss	$(1,917,431)	$(516,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	335,561	62,677
Stock based compensation	1,072,360	-
Issuance of common stock for services	217,000	-
Write-off of debt subject to equity being issued	(4,500)	-
Gain on settlement of debt	-	(2,025)
Changes in operating assets and liabilities:
Prepaid expenses	(11,224)	-
Payroll taxes and related penalties and interest payable	(936,906)	-
Accounts payable and accrued expenses	234,597	206,491
Accrued income tax	(1,078)	-
Debt subject to equity being issued	(15,000)	-
Net cash used in operating activities	(1,026,621)	(249,787)

Cash flows from financing activities:
Proceeds from sales of common stock	400,000	-
Proceeds from convertible debt	400,000	600,000
Repayment of debt	-	(10,000)
Net cash provided by financing activities	800,000	590,000

Net (decrease) increase in cash	(226,621)	340,213

Cash at beginning of year	345,126	4,913

Cash at end of year	$118,505	$345,126

Schedule of non-cash transactions:
Warrants issued to former employees to settle debt subject to equity being issued	$2,695,052	$-
Common stock issued or to be issued for notes payable and accrued interest	$535,650	$-
Warrants to be issued for bridge notes and accrued interest	$19,047	$-
Common stock issued or to be issued for debt subject to equity being issued	$1,070,000	$-
Common stock issued or to be issued for accounts payable and accrued expenses	$888,806	$-
Valuation of beneficial conversion feature of debt raise	$107,500	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$4,159	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2014 and 2013

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”) conducts business activities principally through Arkados, Inc., which is a wholly-owned subsidiary.

Pursuant to an “Agreement and Plan of Merger” (“the Merger Agreement”) dated May 7, 2004 and consummated on May 24, 2004, CDKNET.COM merged a wholly-owned subsidiary, CDK Merger Corp., with Miletos, Inc. (the “Merger”). CDK Merger Corp. was renamed “Arkados, Inc.” On August 30, 2006, the Company changed its name from CDKNET.COM, Inc. to Arkados Group, Inc. All references to CDKNET.COM, Inc. have been changed accordingly. Since Arkados Group, Inc. and subsidiaries prior to May 7, 2004 had no meaningful operations, this merger has been recorded as a reorganization of Arkados, Inc. via a reverse merger with Arkados Group, Inc.

Miletos, Inc. was a newly established entity, which acquired the assets and business of Enikia, LLC (“Enikia”) in a public foreclosure sale on March 23, 2004 in exchange for the forgiveness of $4,000,000 of secured debt and the assumption of certain outstanding liabilities. The assets and certain liabilities acquired at the foreclosure sale have been recorded at historical cost basis. The new entity, Miletos, Inc. was predominately owned by a controlled group, which was the same controlled group of Enikia, LLC and the same group became majority holders.

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond May 31, 2013 during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the Form 8-K filed December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011.

Following the sale of its assets associated with the manufacture of microchips, the Company, shifted its focus towards software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (IoT). The Company’s solutions support smart grid and smart home applications primarily in the areas of home and building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $35.7 million since inception, including a net loss of $1.9 million for the year ended May 31, 2014. Additionally, the Company still had both working capital and stockholders’ deficiencies at May 31, 2014 and 2013 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly-owned subsidiaries, which include: CDKnet, LLC, Creative Technology, LLC, CDK Financial Corp. Diversified Capital Holdings, LLC, Arkados, Inc. and Arkados Wireless Technologies, Inc. Currently, Arkados, Inc., however, is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Development Stage Activities - In June 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ deficiency. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however, early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the reporting period ended May 31, 2014. The Company’s consolidated financial statements were impacted by the adoption of ASU 2014-10 primarily by the removal of inception-to-date information in the Company’s consolidated statements of operations, cash flows, stockholders’ deficiency, and related disclosures.

d.	Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both May 31, 2014 and 2013.

e.	Fair Value of Financial Instruments - The carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding payroll tax penalties and interest recorded in connection with the 2004 merger and legacy payables. As defined in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

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

f.	Earnings (Loss) Per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares.

	Years ended May 31,
	2014	2013

Convertible notes	50,000,000	40,000,000
Stock options	37,437,500	2,960,000
Warrants	72,031,284	2,350,080

Potentially dilutive securities	159,468,784	45,310,080

g.	Stock Based Compensation - In computing the amount of stock based compensation, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense for the years ended May 31, 2014 and 2013 was $1,072,360 and $0, respectively. The 2014 expense is included in selling and general and administrative expenses. See Notes 9A and 9B.

h.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.	Research and Development –All research and development costs are expensed as incurred.

j.	Income Taxes –

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. The Company evaluates, on a quarterly basis whether, based on all available evidence, if it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition

k.	New Accounting Pronouncements –

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists.”  The amendments in this ASU are to improve the current U.S. GAAP because they are expected to reduce diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carry-forwards, similar tax losses, or tax credit carry-forwards exist.  Current U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This Update applies to all entities that have unrecognized tax benefits when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists at the reporting date. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.”

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s current consolidated financial statements will not be affected by the adoption of ASU 2014-09 as the Company has not recognized revenues for the years ended May 31, 2014 and 2013.

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

Substantially all of the proceeds received pursuant to the License and the Asset Sale, after payment of expenses related to the transactions, were used to settle approximately $20 million of the Company’s outstanding secured debt issued during the period from December 2004 to August 31, 2008 (which was in default) and pay employees $1.4 million of $5.2 million due to them.  The remainder of the proceeds received by the Company was used to pay other creditors and expenses incurred in connection with the Asset Sale to the extent funds were available to do so.

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

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference being an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both federal and state of New Jersey taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of New Jersey for payment of payroll taxes. At February 28, 2014 and May 31, 2013, there was $936,906 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company is not aware of any past due obligations by the respective regulatory agencies on these assumed obligations and further believes that the statute of limitations has expired if there was a possible obligation assumed by the Company on behalf of Miletos. As a result, the Company reversed the liability of $936,906 and such reversal is reflected as other income in the consolidated statement of operations.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of May 31, 2014 and 2013, accounts payable and accrued expenses consist of the following amounts:

	May 31, 2014	May 31, 2013

Accounts payable	$396,324	$642,612
Accrued interest and penalties payable	137,736	181,710
Accrued other	127,808	616,841
	$661,868	$1,441,163

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement. The Company has yet to issue such shares under this Settlement Agreement and has classified such shares as common stock to be issued. As of May 31, 2014 and 2013, there was $0 and $550,000 of payables due, respectively.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock. See Note 8e.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 5,682,407 shares of common stock. See Note 8e.

6.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the sale of the Company’s Asset Sale to STUS, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. As of May 31, 2013 there was $741,455 of notes payable, net of debt discount of $537,323, largely the result of additional debt investments during this year. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263.

Notes payable transactions include the following:

2013 Transactions

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

2014 Transactions

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 1,204,630 shares of common stock within 90 days of the signing of the Agreement. See Note 8c.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,286, in exchange for the issuance of 2,478,417 shares of common stock and the issuance of a warrant to exercise 1,435,000 shares of stock at $0.04 per share for a term of three years within 90 days of the signing of the Agreement. See Note 8c.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock. See Note 8e.

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

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC 815, “Derivatives and Hedging” (“ASC 815”) ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had 11,075,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires that these warrants be recorded as liabilities as they are no longer afforded equity treatment. The assumptions were as follows: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of May 31, 2014, all of these warrants expired.

2015 Transactions

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and will be amortized over the life the debt instrument.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and will be amortized over the life the debt instrument.

Maturities of notes payable are as follows:

	Notes Payable	Debt Discount	Net
Year ending May 31, 2015	$849,157	$231,818	$617,339
Year ending May 31, 2016	400,000	77,445	322,555
	$1,249,157	$309,263	$939,894

Related Party Payables

The Company received an aggregate of $130,000 from several of its then directors during the first quarter of 2012. This obligation remains outstanding therefore the Company has reported a related party payable in the amount of $130,000 as of each of May 31 2014 and 2013.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $0.9 million and $3.62 million of payments due the former employees as of May 31, 2014 and 2013, respectively.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of May 31, 2014 and 2013, there remained $2,420,374 and $6,204,926 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company has yet to issue such shares under this Separation Agreement and the shares are classified as common stock to be issued. As of May 31, 2014 and 2013, there was $0 and $945,000 of payables due to Typaldos, respectively.

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock valued at $125,000 within 90 days of the signing of the Agreement. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares in February 2014. See Note 8d.

In April 2014, the Company entered into final supplemental agreements with various former employees to settle all outstanding claims. The Company issued warrants to purchase 67,376,284 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $2,695,052.

During the quarter ended August 31, 2012, the Company negotiated the settlement of additional debts resulting in $10,000 being paid for the settlement of $12,025 of recorded liabilities, resulting in a gain on the settlement of such debts being recorded in the amount of $2,025.

As of May 31, 2014, debt subject to equity being issued totaled $2,420,374.

2015 Transactions

During the period from June 1, 2014 to August 20, 2014, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 18,688,412 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $747,537.

During the period from June 1, 2014 to August 20, 2014, the Company entered into a final supplemental agreement with a bridge note holder to settle all outstanding claims. The Company agreed to issue 4,450,630 shares of common stock to settle claims totaling $100,000. The shares have not been issued as of August 20, 2014.

7.	INCOME TAXES

There was no provision for federal or state taxes for both of the years ended May 31, 2014 and 2013.

The components of deferred taxes were as follows:

	May 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forward	$6,679,000	$6,908,000
Accrued compensation	371,000	1,420,000
Valuation allowance	(7,050,000)	(8,328,000)
Net deferred tax asset	$—	$—

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The valuation allowance for the year ended May 31, 2014 changed for an increase in the current year deductible losses of $199,000 and decreased by $428,000 for prior year changes to the net operating losses based on the tax returns filed and then reduced by another $1,049,000 due to accrued compensation being satisfied for equity with a nominal value. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2014 and 2013 is as follows:

	2014	2013

Federal statutory income tax rates	(35)%	(35)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences – equity rights	30	4
Effect of net operating loss	10	36

Effective tax rate	—%	—%

As of May 31, 2014, the Company has federal net operating loss carryforwards of approximately $16,700,000 subject to expiration between fiscal years 2027 and 2034.  The Company may have had a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code. The net operating losses may be limited as to its utilization on an annual basis. Currently, no such evaluation has been performed.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from fiscal 2011 through 2014 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended May 31, 2014 and 2013.

8.	STOCKHOLDERS’ DEFICIENCY

Increase in authorized shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014.

2013 transactions

a.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $0.01 to $0.02 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

2014 transactions

b.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $0.04 a share. The beneficial conversion rights have been valued at $107,500 and are being amortized over the life of the related debt.

c.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 3,683,047 shares of its common stock for $73,429 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 1,435,000 shares of common stock at a price of $0.04 per share for a term of three years to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued. In addition, the Company has not issued the warrants.

d.	As described above, the Company agreed to issue 3,500,000 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

e.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 6,682,407 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

f.	The Company agreed to issue 3,100,000 shares of its common stock for $217,000 to two consultants and warrants to purchase 3,000,000 shares of common stock to one of the consultants valued at $95.410. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

g.	In March 2014, the Company commenced a $3,000,000 private placement for the sale of 75,000,000 shares of its common stock at $0.04 each. As of May 31, 2014, the Company has raised $400,000 through the sale of 10,000,000 shares to accredited investors. For the period June 1, 2014 through August 20, 2014, no additional shares have been issued.

2015 transactions

h.	On July 16, 2014, the Company issued 20,000,000 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $0.05 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 10.

9.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”).

A. Options

On April 8, 2014, the Company issued options to its chief executive officer and two of its key employees to purchase 35,437,500 shares of the Company’s common stock at an exercise price of $0.04 per share, the closing price of the Company common stock as quoted on the OTCQB. The options vest immediately and are exercisable for ten years. Stock based compensation related to these options amounted to $968,092 for the year ended May 31, 2014. No options were granted in the year ended May 31, 2013.

The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.04; strike price - $0.04; expected volatility - 93.24%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term – 2 - 5 years.

The expected life is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture. Expected life is determined using the “simplified method” permitted by Staff Accounting Bulletin No. 107. The Company did not use the volatility rate of its common stock price. Instead, the volatility rate was based on a blended rate of the Company’s common stock price as well as the stock prices of companies providing similar services..

Compensation based stock option and warrant activity for warrants and qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2012	3,610,000	$0.55
Granted	—	—
Exercised	—
Expired or cancelled	(650,000)	0.75
Outstanding at May 31, 2013	2,960,000	0.29
Granted	35,437,500	0.04
Exercised	—	—
Expired or cancelled	(960,000)	0.36
Outstanding at May 31, 2014	37,437,500	$0.05

The following table summarizes information about options outstanding and exercisable at May 31, 2014:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 - $0.04	35,437,500	9.89	$0.04	35,437,500
$0.05 - $0.25	1,800,000	1.34	0.24	1,800,000
$0.26 - $0.30	200,000	0.76	0.30	200,000
	37,437,500	9.43	$0.05	37,437,500

The compensation expense attributed to the issuance of the options will be recognized as they vest/earned. These stock options are exercisable for seven to ten years from the grant date.

The employee stock option plan stock options are exercisable for up to ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $177,188 and was based on the Company’s closing stock price of $0.045 as of May 31, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of May 31, 2014 was 35,437,500.

The weighted average fair value of options granted during the year ended May 31, 2014 was $0.027 per share. The total fair value of shares vested during the years ended May 31, 2014 and 2013 was $968,092 and $0, respectively.

As of May 31, 2014, there was no future compensation cost related to nonvested stock options.

B. Warrants

Issuances of warrants related to stock based compensation were as follows in the year ended May 31, 2014:

As discussed above, the Company agreed to issue warrants to purchase 3,000,000 shares of common stock to a consultant at exercise prices ranging from $0.10 to $0.20 per share. The warrants are exercisable for three years. Stock based compensation related to these warrants amounted to $95,410 for the year ended May 31, 2014.

On March 4, 2014, under the terms of a consulting agreement, the Company agreed to issue a warrant to purchase 220,000 shares of common stock to a consultant at exercise price of $0.04 per share. The warrant is exercisable for three years. Stock based compensation related to these warrants amounted to $8,858 for the year ended May 31, 2014.

No warrants were issued in the year ended May 31, 2013.

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2012	5,895,945	$0.50
Granted	—	—
Exercised	—	—
Expired or cancelled	(3,545,865)	0.70
Outstanding at May 31, 2013	2,350,080	0.19
Granted	72,031,284	0.04
Exercised	—	—
Expired or cancelled	(2,350,080)	0.19
Outstanding at May 31, 2014	72,031,284	$0.04

The following table summarizes information about warrants outstanding and exercisable at May 31, 2014:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.01 to $0.04	69,031,284	4.92	$0.04	69,031,284
$0.05 to $0.20	3,000,000	2.48	0.15	3,000,000
	72,031,284	4.82	$0.04	72,031,284

The expense attributed to the issuance of the warrants will be recognized as they vest/earned. These warrants are exercisable for three years from the grant date.

The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.06 - $0.07; strike price - $0.04 - $0.20; expected volatility - 93.24% - 96.33%; risk-free interest rate – 1.5%; dividend rate – 0%; and term - 3 years. The Company did not use the volatility rate of its common stock price. Instead, the volatility rate was based on a blended rate of the Company’s common stock price as well as the stock prices of companies providing similar services.

10.	COMMITMENTS

The Company utilized premises on a month-to-month basis of one its stockholders during fiscal 2012 and from June 2012 through December 2012. Beginning January 1, 2013 through the current date, the Company has been subletting office space on a month-to-month basis from a company owned by its chief executive officer at the rate of $1,668 per month.

Rent expense for the years ended May 31, 2014 and 2013 was $20,016 and $7,392, respectively.

On July 1, 2013, the Company entered into a consulting agreement whereby the consultant would be paid in shares of the Company’s common stock in lieu of cash after achieving certain milestones. 20 million shares were issued on July 16, 2014 upon the consummation of an agreement with a customer, another 30 million shares each will be issued upon gross revenue receipts of $500,000, $2,000,000 and $4,000,000, respectively.

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

On March 4, 2014, the Company entered into a one-year consulting agreement which includes cash payments of $3,500 per month.

11.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing. Specific transactions post year-end may be located in Note 6 and Note 8 under the subheading “2015 Transactions.”

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended May 31, 2014.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended May 31, 2014. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the period ending May 31, 2014, the directors, officers and key employees of the Company were as follows:

Name	Age	Position
Terrence DeFranco	48	Chairman/Sole Director, President and Chief Executive Officer

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

The Company does not currently retain the services of a chief accounting officer and Mr. DeFranco also serves in that role. We continue our search for a full time Chief Financial Officer, but there can be no assurance that the Company will be able to identify and hire a qualified candidate in the near future.

Board Meetings

During the fiscal year ended May 31, 2014, our Board consisted of one director, Terrence DeFranco. Our Board, as presently comprised, takes action from time to time by unanimous (or sole) consent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that no persons who, during the fiscal year ended May 31, 2014, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year.   We continue to plan to assist in filing all such forms timely in the future and to file any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis.

At present, Terrence DeFranco, our Chairman and CEO is an at-will employee of the Company by virtue of an oral agreement entered into by the previous sitting Board of Directors.  The agreement requires Mr. DeFranco to serve on a full-time basis and provides for bi-weekly compensation, based on a rate determined by comparison to executives of similarly sized companies in our industry. In addition, Mr. DeFranco is paid a monthly healthcare insurance expense and reimbursement of business-related expenses. Determinations with regard to bonus or option grants, are made by Mr. DeFranco solely, at this time.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officers in 2014 and 2013, as well as all our other executive officers who received or would have received compensation in excess of $100,000 for the year ending May 31, 2014.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award		All Other Compensation	Total Compensation
Terrence DeFranco	2014	$206,723	$-0-	$578,177	(1)	$1,101	$786,001
President, Chief Executive Officer	2013	$17,846	$-0-	$-0-		$-0-	$17,846
(from January 2, 2013)

Andreas Typaldos	2014	$-0-	$-0-	$-0-		$-0-	$-0-
President, Chief Executive Officer	2013	$-0-	$-0-	$-0-		$-0-	$-0-
(through January 2, 2013)

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

GRANTS OF PLAN-BASED AWARDS

The following grants were made for the Fiscal Year ended May 31, 2014 to named executive officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stocks or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#)	Options (#)	Awards ($/Sh)	Option Awards
Terrence DeFranco	4/8/14	-0-	-0-	-0-	-0-	-0-	20,250,000	-0-	-0-	$0.04	$578,177

OPTION EXERCISES AND STOCK VESTED IN 2014

There were no exercises of options by executives or directors in the period ended May 31, 2014.  No additional stock vested under previously issued options.

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

OPTION AWARDS

	Number of securities underlying unexercised options (#) Exercisable	Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terrence DeFranco	20,250,000	-	-	$0.04	4/8/2024

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

In April, 2014, the Company issued stock options to the following key personnel: options to acquire 20,250,000 shares of common stock its Chief Executive Officer, options to acquire 10,125,000 shares of common stock to its general counsel and options to acquire 5,062,500 shares of common stock its product development manager. Each of these employees were given an award based on their contributions to the development of the Company during the previous 12 months and, for certain of them, because they had done so at compensation rates that were below market. These were issued pursuant to and subject to the 2004 Plan.

In addition, during the period, there remained options to acquire 2,000,000 shares of our common stock that were vested and exercisable by former executives of the Company, pursuant to their severance agreements, these were, however, subsequently cancelled in conjunction with settlement agreements entered into after the reporting period.

As of May 31, 2014, there were options to purchase 37,437,500 shares of our Common Stock outstanding under various option plans.

A summary of our existing stock option plan is as follows:

Our 2004 Stock Option and Restricted Stock Plan, (“The 2004 Plan”), which was, in April, 2014, extended for an additional 10 years, is currently administered by our sole director. Our sole director designates the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2014 were made from the 2004 Plan.  The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions.

The maximum number of shares of Common Stock available for issuance under the 2004 Plan, as amended, is 100,000,000 shares. The plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2004 Plan that expire or terminate will again be available for options to be issued under each Plan.

The option price is payable in cash or by check or under cashless exercise provision determined by the Compensation Committee.

In the absence of a contrary provision in option agreements adopted by the Board of Directors, under the 2004 Plan, upon termination of an optionee’s employment or consultancy, all options held by such optionee will terminate, except that any option that was exercisable on the date employment or consultancy terminated may, to the extent then exercisable, be exercised within three months thereafter (or six months thereafter if the termination is the result of permanent and total disability of the holder), and except such three month period may be extended by our Board in its discretion. If an optionee dies while he is an employee or a consultant or during such three-month period, the option may be exercised within six months after death by the decedent’s estate or his legatees or distributees, but only to the extent exercisable at the time of death.

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

Compensation of Directors

During the period covered by this report, our executive officers did not receive compensation for their service as directors.   They were reimbursed for expenses incurred in attending meetings, if applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of August 27, 2014 by (i) each of our directors and executive officers, and (ii) all of our directors and executive officers as a group.  Except for the directors and executive officers listed in the table below, no other individual or entity owns more than five (5%) of our outstanding shares of common stock. Except as otherwise indicated,  we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community  property laws, where applicable. As of August 27, 2014, we had outstanding 133,714,407 shares of common stock. This number includes 37,850,479 of shares which we are obligated to issue but have not yet been issued. Except as stated in the table, the address of the holder is c/o our company, 211 Warren Street, Suite 320, Newark, NJ 07103.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

(a) Executive Officers & Directors

Terrence DeFranco	20,250,000	(3)	13.15%

All executive officers and directors as a group (1 person)	20,250,000	(3)	13.15%

(b) Other Beneficial Holders

MAT Research LLC	20,000,000		14.96%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

(2)	In determining percentage of outstanding, we included shares issued and outstanding, shares obligated to be issued and the securities identified (if consisting of derivative securities) as if issued.

(3)	Consisting of options to acquire common stock. The beneficial ownership reported here results from options with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None during the period.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2014 and 2013 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $31,000 and $22,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2014 and 2013 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2014 and 2013 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns were $3,500 and $3,500, respectively.

Approval of Non-audit Services and Fees

We do not have an audit committee. Our sole director/CEO pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our sole director with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the sold director before the audit commences.

PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK Merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.1	9/17/04

2.2	Amendment dated May 21, 2004 to the Agreement and Plan of Merger dated as of May 7, 2004 between CDKnet.com, Inc., CDK merger Corp., Miletos, Inc. and Andreas Typaldos, as Representative of Certain Stockholders of Miletos, Inc.	10-K	0-27587	2.2	9/17/04

2.3	Amendment Number 2, dated January 19, 2005, amending the Agreement and Plan of Merger, dated as of May 7, 2004, by and among CDKNet.Com, Inc., CDK Merger Corp., and Miletos, Inc., and Andreas Typaldos, in his individual capacity and as representative of the following stockholders of the Company: Renee Typaldos, Patra Holdings LLC, Andreas Typaldos Family Limited Partnership and Renee Typaldos Family Partnership, Ltd.	10-QSB	0-27587	2.1	1/23/06

2.4	Agreement and Plan of Merger dated as of February 13, 2007, among Arkados Group, Inc., a Delaware corporation, Arkados Wireless Technologies, Inc., a Delaware corporation and a newly formed wholly owned subsidiary Arkados Group, Inc. and Aster Wireless Inc., a Delaware corporation.	8-K	0-27587	2.1	2/21/07

2.5	Asset Purchase Agreement, dated as of December 23, 2010, by and among Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc. and STMicroelectronics, Inc.	8-K	0-27587	2.1	12/29/10

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.5	Amended and Restated Series A Designation	10-QSB	0-27587	3.1	2/14/03

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.7a	Certificate of Amendment to Certificate of Incorporation					X

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	10-SB	0-27587	3.3	10/7/99

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2	Form of Stock Option Grant Agreement under the CDKnet.com, Inc. 2004 Stock Option and Restricted Stock Plan.	10-K	0-27587	4.7	9/17/04

4.3	Form of 6% Secured Convertible Debenture due December 28, 2008	8-K/A	0-27587	4.1	7/11/06

4.4	Form of Common Stock Purchase Warrant (long term and short term warrants differ as to price and expiration date as set forth in footnotes to the form filed)	8-K/A	0-27587	4.2	7/11/06

4.5	Registration Rights Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	4.3	7/11/06

4.6	Form of Request for Extension of 6% Convertible Subordinated Note due July 7, 2007	8-K	0-27587	4.2	7/17/07

4.7	Form of three year warrant exercisable at $0.85	8-K	0-27587	4.3	7/17/07

4.8	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended December 15, 2007	8-K	0-27587	4.1	12/12/07

4.9	Form of Common Stock Purchase Warrant, as amended December 15, 2007	8-K	0-27587	4.2	12/12/07

4.10	Form of 6% Secured Convertible Debenture due December 28, 2008, as amended April 2, 2008	8-K	0-27587	4.2	04/08/08

4.11	Form of Request for Extension	8-K	0-27587	4.2	07/22/08

4.12	Form of Extension, Waiver and Conversion Agreement	8-K	0-27587	4.3	07/22/08

4.13	Form of 6% Secured Convertible Debenture due June 28, 2009, as amended August 7, 2008 (convertible at $0.25).	8-K	0-27587	4.1	08/11/08

4.14	Form of New Warrant exercisable at $0.25 per share.	8-K	0-27587	4.2	08/11/08

4.15	Form of warrant exercisable at $0.25 per share until June 30, 2013	8-K	0-27587	4.3	08/11/08

4.16	Form of Option exercisable at $0.04 issued to employees in April, 2014					X

4.17a	Form of 6% Convertible Note due November 15, 2014					X

4.17b	Form of 6% Convertible Note due April 30, 2015					X

4.17c	Form of 6% Convertible Note due October, 2015					X

10.1	Technology Horizons Corp. 1998 Equity Incentive Plan.	10-SB	0-27587	10.1	10/7/99

10.2	Registration Rights Agreements dated as of May 21, 2004 between CDKnet.Com, Inc. and several stockholders.	10-K	0-27587	10.17.1 10.17.2	9/17/04

10.3	Consulting Agreement dated as of May 21, 2004 between CDKnet.Com, Inc. and Andreas Typaldos.	10-K	0-27587	10.18	9/17/04

10.4	Employment Agreement dated as of May 23, 2004 between CDKnet.Com, Inc. and Oleg Logvinov.	10-K	0-27587	10.19	9/17/04

10.5	Silicon Product Development Production Collaboration Agreement dated July 28, 2004 between GDA Technologies, Inc. and Arkados, Inc.	10-K	0-27587	10.23	9/17/04

10.6	Form of 10% convertible extendible note due June 8, 2005 in the aggregate authorized principal amount of $750,000	10-QSB	0-27587	10.1	4/19/05

10.7	Form of three year warrant exercisable at $0.67	10-QSB	0-27587	10.2	4/19/05

10.8	Form of registration rights agreement relating to the 10% convertible extendible notes and three year warrants	10-QSB	0-27587	10.3	4/19/05

10.9	Stock Option Grant Agreement dated June 21, 2005	8-K	0-27587	10.1	6/24/05

10.10	Form of Securities Purchase Agreement	8-K	0-27587	10.1	7/14/05

10.11	Form of 6% Convertible Subordinated Note due July 7, 2007 in the aggregate authorized principal amount of $2.4 million	8-K	0-27587	10.2	7/14/05

10.12	Form of three year warrant exercisable at $0.35	8-K	0-27587	10.3	7/14/05

10.13	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.1	1/4/06

10.14	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.2	1/4/06

10.15	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K	0-27587	99.3	1/4/06

10.16	Waiver dated as of January 17, 2006 to the Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	10-QSB	0-27587	10.1	1/23/06

10.17	Additional Issuance Agreement dated February 1, 2006 between the Registrant and Bushido Capital Master Fund, L.P.	8-K	0-27587	99.4	2/6/06

10.18	Amended and Restated Extension Waiver and Debt Conversion Agreement dated as of February 1, 2006 by and among the Registrant and each of the holders of the Registrant’s outstanding 10% Convertible Extendable Notes originally due June 8, 2005, 6% Convertible Notes original due October 15, 2005 and that Grid Note dated October 15, 2004	8-K	0-27587	99.5	2/6/06

10.19	Debt Conversion Agreement (Note) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.6	2/6/06

10.20	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and William Carson	8-K	0-27587	99.7	2/6/06

10.21	Debt Conversion Agreement (Advances) dated as of January 11, 2006 between the Registrant and Gennaro Vendome	8-K	0-27587	99.8	2/6/06

10.22	Second Additional Issuance Agreement dated February 24, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.5	3/2/06

10.23	Third Additional Issuance Agreement dated March 31, 2006 between the Registrant and Cargo Holdings LLC	8-K	0-27587	99.6	4/6/06

10.24	Letter Agreement dated march 31, 2006 between the Registrant and Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K	0-27587	99.7	4/6/06

10.25	Warrant agreement dated March 20, 2006 issued to Emerging Capital Markets LLC	8-K	0-27587	99.8	4/6/06

10.26	Lease Agreement effective May 8, 2006 between Arkados, Inc. and Bridgeview Plaza Associates.	8-K	0-27587	99.1	5/9/06

10.27	Securities Purchase Agreement, dated as of December 28, 2005, by and among the Registrant, Bushido Capital Master Fund, L.P., Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.1	7/11/06

10.28	Security Agreement, dated as of December 28, 2005, by and among the Registrant, Gamma Opportunity Capital Partners, L.P. Class A, and Gamma Opportunity Capital Partners, L.P. Class C	8-K/A	0-27587	99.2	7/11/06

10.29	Subsidiary Guarantee dated as of December 28, 2005 executed by Arkados, Inc.	8-K/A	0-27587	99.3	7/11/06

10.30	Letter Amendment dated June 30, 2006 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	8-K/A	0-27587	99.4	7/11/06

10.31	Amendment Agreement dated August 18, 2006 between CDKnet.com, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), and Cargo Holdings LLC	8-K	0-27587	99.1	8/24/06

10.32	Additional Issuance Agreement dated September 26, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC - Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.5	10/2/06

10.33	Waiver and Amendment Agreement dated September 26, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/2/06

10.34	Waiver and Amendment Agreement dated October 24, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.6	10/30/06

10.35	Third Additional Issuance Agreement dated November 30, 2006 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.6	12/5/06

10.36	Waiver and Amendment Agreement dated November 30, 2006 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.7	12/5/06

10.37	Fourth Additional Issuance Agreement dated January 8, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.8	5/11/07

10.38	Fifth Additional Issuance Agreement dated February 28, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.9	5/11/07

10.39	Sixth Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.10	5/11/07

10.40	Waiver and Amendment Agreement dated January 8, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.11	5/11/07

10.41	Waiver and Amendment Agreement dated February 28, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.12	5/11/07

10.42	Waiver and Amendment Agreement dated March 6, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.13	5/11/07

10.43	Seventh Additional Issuance Agreement dated March 6, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos and Andreas Typaldos Family Limited Partnership	8-K	0-27587	99.14	5/11/07

10.44	Waiver and Amendment Agreement dated May 7, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.15	5/11/07

10.45	Eighth Additional Issuance Agreement dated May 30, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.16	6/05/07

10.46	Ninth Additional Issuance Agreement dated May 31, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider	8-K	0-27587	99.17	6/05/07

10.47	Waiver and Amendment Agreement dated May 30, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.18	6/05/07

10.48	Waiver and Amendment Agreement dated May 31, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.19	6/05/07

10.49	Limited waiver letter dated October 10, 2006 relating to the Employment Agreement dated as of May 23, 2006 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov	10-K	0-27587	10.34	10/10/06

10.50	Limited waiver letter dated November 9, 2006 relating to the employment agreement dated as of May 23, 2004 between Arkados Group, Inc. (formerly CDKnet.com, Inc.) and Oleg Logvinov.	10-QSB	0-27587	10.1	1/12/07

10.51	Employment Agreement dated as of December 27, 2007 between Arkados Group, Inc. and Barbara Kane-Burke.	8-K	02-27587	99.1	4/25/07

10.52	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	7/17/07

10.53	Letter Amendment dated September 10, 2007 to the Consulting Agreement with Andreas Typaldos dated May 21, 2004	10-KSB	0-27587	10.53	9/13/07

10.54	Amendment Agreement dated December 6, 2007 between Arkados Group, Inc., Bushido Capital Master Fund, LP, Gamma Opportunity Capital Partners, LP (Classes A and C), Cargo Holdings LLC, Crucian Transition, Inc., Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer and Joel C. Schneider.	8-K	0-27587	99.1	12/12/07

10.55	Tenth Additional Issuance Agreement dated December 15, 2007 between Arkados Group, Inc., Crucian Transition, Inc., Bushido Capital Master Fund, LP, Pierce Diversified Strategy Master Fund, LLC – Series BUS, Andreas Typaldos, Andreas Typaldos Family Limited Partnership, Kathryn Typaldos, Herbert H. Sommer, Joel C. Schneider, Gennaro Vendome and William H. Carson	8-K	0-27587	99.20	12/22/07

10.56	Waiver and Amendment Agreement dated December 15, 2007 between Arkados Group, Inc. and Bushido Capital Master Fund, L.P., Gamma Opportunities Capital Partners, LP Class A, Gamma Opportunities Capital Partners, LP Class C and Cargo Holdings LLC	8-K	0-27587	99.21	12/22/07

10.57	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	04/08/08

10.58	Solicitation Agreement between Arkados Group, Inc. and Trident Partners, Ltd	8-K	0-27587	99.1	07/22/08

10.59	Waiver and Amendment Agreement dated April 2, 2008 between Arkados Group, Inc., and certain holders of Arkados Group, Inc. 6% secured convertible debentures due December 28, 2008.	8-K	0-27587	99.1	08/11/08

10.60	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc., a Delaware corporation and Arkados, Inc., a Delaware corporation.	10-K	0-27587	10.60	08/30/13

10.61	Form of Employee Release Agreement (Asset Sale)	8-K	0-27587	10.3	12/29/10

10.62	Form of Unsecured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.4	12/29/10

10.63	Form of Secured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.5	12/29/10

10.64	Form of Creditor’s Rights Agreement (Asset Sale)	8-K	0-27587	10.6	12/29/10

10.65	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013.	10-Q	0-27587	10.65	10/10/13

10.66	License Agreement with Exegin Technologies, Limited, dated June 14, 2013.	10-Q	0-27587	10.66	10/10/13

10.67	Consulting Agreement with MAT Research, LLC, an Oregon company, dated July 1, 2013.	10-Q	0-27587	10.67	10/13/13

10.69	Securities Purchase Agreement (Tai Jee Pan) dated October 28, 2013	10-Q	0-27587	10.69	1/15/14

10.70	Securities Purchase Agreement (Richmake) dated October 28, 2013	10-Q	0-27587	10.70	1/15/14

10.71	Advisory Agreement with Constellation Asset Advisors, Inc. dated November 20, 2013.	10-Q	0-27587	10.71	1/15/14

10.72	Investor Services Agreement with Porter LeVay and Rose, Inc. dated September 1, 2013.	10-Q	0-27587	10.72	1/15/14

10.73	Consulting Agreement with Sentegrity LLC	10-Q	0-27587	10.73	4/14/14

10.74	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co.	8-K	0-27587	99.1	7/16/14

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

101* The following material from Arkados Group, Inc.'s Form 10-K Report for the fiscal year ended May 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders' Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

	By:	/s/ Terrence DeFranco
President and Chief Executive Officer

	By:	/s/ Terrence DeFranco
Principal Financial and Accounting Officer

Date: August 27, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 27, 2014	By: /s/ Terrence DeFranco
Terrence DeFranco, Sole Director

