Form 10-Q
period 2014-08-31
ARKADOS GROUP, INC.
filed 2014-10-14
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: August 31, 2014

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

The number of the registrant’s shares of common stock outstanding was 153,171,281 as of October 14, 2014.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2014

(FY 2015)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2014 and May 31, 2013 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of August 31, 2014.

1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2014	May 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$123,045	$118,505
Prepaid expenses	3,467	11,224

Total current assets	126,512	129,729

Total assets	$126,512	$129,729

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$679,817	$661,868
Accrued income tax	98,922	98,922
Due to related party	130,000	130,000
Debt subject to equity being issued	1,206,838	2,420,374
Notes payable, net of discount of $154,814 and $231,818, respectively	694,343	617,339
Total current liabilities	2,809,920	3,928,503

Long term liabilities:
Notes payable, net of discount of $131,583 and $77,445, respectively	468,417	322,555

Total liabilities	3,278,337	4,251,058

Commitments

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 95,863,928 and 75,863,928 issued and outstanding	9,585	7,585
Common stock to be issued; 57,307,353 and 37,850,479 shares	2,301,486	1,835,486
Additional paid-in capital	31,536,575	29,720,041
Accumulated deficit	(36,999,471)	(35,684,441)
Total stockholders' deficiency	(3,151,825)	(4,121,329)

Total liabilities and stockholders' deficiency	$126,512	$129,729

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	August 31,	August 31,
	2014	2013

Net sales	$40,000	$-

Operating expenses:
Selling and general and administrative	1,187,174	222,155
Research and development	52,192	3,781
Total operating expenses	1,239,366	225,936

Loss from operations	(1,199,366)	(225,936)

Other income (expenses):
Interest expense	(115,664)	(99,454)

Loss before provision for income taxes	(1,315,030)	(325,390)

Provision for income tax benefits	-	-

Net loss	$(1,315,030)	$(325,390)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average of common shares outstanding - basic and diluted	124,348,870	48,898,474

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31, 2014	August 31, 2013
Cash flows from operating activities:
Net loss	$(1,315,030)	$(325,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	93,866	77,004
Issuance of common stock for services	1,000,000	-
Changes in operating assets and liabilities:
Accounts receivable	-	(30,000)
Prepaid expenses	7,757	(4,583)
Accounts payable and accrued expenses	17,947	64,216
Net cash used in operating activities	(195,460)	(218,753)

Cash flows from financing activities:
Proceeds from convertible debt	200,000	-
Net cash provided by financing activities	200,000	-

Net increase (decrease) in cash	4,540	(218,753)

Cash at beginning of period	118,505	345,126

Cash at end of period	$123,045	$126,373

Schedule of non-cash transactions:
Warrants issued to former employees to settle debt subject to equity being issued	$747,536	$-
Common stock issued or to be issued for debt subject to equity being issued	$466,000	$-
Valuation of beneficial conversion feature of debt raise	$71,000	$-

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2014 and 2013

( UNAUDITED )

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Company”) conducts business activities principally through Arkados, Inc., which is a wholly owned subsidiary.

The Company underwent a significant restructuring following December 23, 2010, during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. Settlements reached in connection with the Asset Sale and the fulfillment of obligations in connection therewith, have just recently been (post the period covered by this report) substantially completed.

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (IoT). The Company’s solutions support smart grid and smart home applications primarily in the areas of home and building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

The accompanying condensed consolidated financial statements as of August 31, 2014 (unaudited) and May 31, 2014 and for the three month periods ended August 31, 2014 and 2013 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2014 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $37 million since inception, including a net loss of approximately $1.3 million for the three months ended August 31, 2014. Additionally, the Company still had both working capital and stockholders’ deficiencies at August 31, 2014 and May 31, 2014 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly-owned subsidiaries, which include: Arkados Energy Solutions, LLC, Arkados, Inc., CDKnet, LLC and Creative Technology, LLC. Currently, Arkados, Inc. is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.

Revenue Recognition - Revenues from software licensing are recognized in accordance with ASC 985-605, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

The Company intends to enter into arrangements with end users for items which may include software license fees, and services or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

License revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both August 31, 2014 and May 31, 2014.

e.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

g.	Earnings (Loss) Per Share (“EPS”) - Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares.

	Three Months ended August 31,
	2014	2013

Convertible notes	60,000,000	40,000,000
Stock options	35,437,500	2,960,000
Warrants	90,719,696	660,000

Potentially dilutive securities	186,157,196	43,620,000

g.	Stock Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense for the three months ended August 31, 2014 and 2013 was $1,000,000 and $0, respectively. The expense was included in selling and general and administrative expenses. See Note 7h.

h.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.	Research and Development –All research and development costs are expensed as incurred.

j.	New Accounting Pronouncements –

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).

The amendments in this Update are effective for public and nonpublic entities for annual periods ending after December 15, 2016 and early adoption is permitted.

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

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference being an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both federal and state of New Jersey taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of New Jersey for payment of payroll taxes. There was $936,906 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. In fiscal 2014, the Company was not aware of any past due obligations by the respective regulatory agencies on these assumed obligations and further believes that the statute of limitations has expired if there was a possible obligation assumed by the Company on behalf of Miletos. As a result, the Company reversed the liability of $936,906 and such reversal was reflected as other income in the consolidated statement of operations for the year ended May 31, 2014.

5.	ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2014 and May 31, 2014, accounts payable and accrued expenses consist of the following amounts:

	August 31, 2014	May 31, 2014
	(Unaudited)
Accounts payable	$387,499	$396,324
Accrued interest and penalties payable	159,534	137,736
Accrued other	132,784	127,808
	$679,817	$661,868

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014 and has classified such shares as common stock to be issued. As of both August 31, 2014 and May 31, 2014, there was $0 of payables due. See Note 7i.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock. See Note 7e.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 5,682,407 shares of common stock. See Note 7e.

6.	NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the sale of the Company’s Asset Sale to STUS, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. As of August 31, 2014, there was notes payable of $1,162,760, net of debt discounts of $286,397.

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

2014 Transactions

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 1,204,630 shares of common stock within 90 days of the signing of the Agreement. See Note 7c.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,286, in exchange for the issuance of 2,478,417 shares of common stock and the issuance of a warrant to exercise 1,435,000 shares of stock at $0.04 per share for a term of three years within 90 days of the signing of the Agreement. See Note 7c.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock. See Note 7e.

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

2015 Transactions

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and is being amortized over the life the debt instrument.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and is being amortized over the life the debt instrument.

On September 10, 2014, the Company executed two Convertible Notes to refinance previously outstanding payables, each in the principal amount of $65,000. Each of these note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the loan, the holder of the note has the right to convert any unpaid portion of the note into shares of common stock. The conversion price shall equal $0.04 per share. There was no beneficial conversion feature.

Maturities of notes payable are as follows:

	Notes Payable	Debt Discount	Net
Twelve months ending August 31, 2015	$849,157	$154,814	$694,343
Twelve months ending August 31, 2016	600,000	131,583	468,417
	$1,449,157	$286,397	$1,162,760

Related Party Payables

The Company received an aggregate of $130,000 from two of its then directors during the first quarter of 2012. This obligation remains outstanding therefore the Company has reported a related party payable in the amount of $130,000 as of each of August 31, 2014 and May 31 2014. As discussed above, these payables were refinanced.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $179,000 and $927,000 of payments due the former employees as of August 31, 2014 and May 31, 2014, respectively.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of August 31, 2014 and May 31, 2014, there remained $1,206,838 and $2,420,374 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of August 31, 2014, the shares are classified as common stock to be issued. As of both August 31, 2014 and May 31, 2014, there was $0 of payables due to Typaldos. See Note 7j.

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock valued at $125,000 within 90 days of the signing of the Agreement. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares in February 2014. See Note 7d.

In April 2014, the Company entered into final supplemental agreements with various former employees to settle all outstanding claims. The Company issued warrants to purchase 67,376,284 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $2,695,052.

2015 Transactions

For the period from June 1, 2014 to September 30, 2014, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 18,688,412 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $747,537.

During the period from June 1, 2014 to September 30, 2014, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. The Company agreed to issue 19,456,874 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014 and have been classified as common stock to be issued. See note 7k.

As of August 31, 2014, debt subject to equity being issued totaled $1,206,838.

7.	STOCKHOLDERS’ DEFICIENCY

Increase in authorized shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014.

2013 transactions

a.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $.01 to $.02 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

2014 transactions

b.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $0.04 a share. The beneficial conversion rights have been valued at $107,500 and are being amortized over the life of the related debt.

c.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 3,683,047 shares of its common stock for $73,429 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 1,435,000 shares of common stock at a price of $0.04 per share for a term of three years to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company agreed to issue 3,500,000 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

e.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 6,682,407 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares would be exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

f.	The Company agreed to issue 3,100,000 shares of its common stock for $217,000 to two consultants and warrants to purchase 3,000,000 shares of common stock to one of the consultants valued at $95.410. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

g.	In March 2014, the Company commenced a $3,000,000 private placement for the sale of 75,000,000 shares of its common stock at $0.04 each. The Company raised $400,000 through the sale of 10,000,000 shares to accredited investors.

2015 transactions

h.	On July 16, 2014, the Company issued 20,000,000 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $0.05 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 9.

i.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 23,776,513 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014 and has classified such shares as common stock to be issued.

j.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 14,073,966 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014 and has classified such shares as common stock to be issued.

k.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. The Company agreed to issue 19,456,874 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014 and have been classified as common stock to be issued.

8.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	2,960,000	$0.29
Granted	35,437,500	0.04
Exercised	—	—
Expired or cancelled	(960,000)	0.36
Outstanding at May 31, 2014	37,437,500	0.05
Granted	—	—
Exercised	—	—
Expired or cancelled	(2,000,000)	0.25
Outstanding at August 31, 2014	35,437,500	$0.04

The following table summarizes information about options outstanding and exercisable at August 31, 2014:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.04	35,437,500	9.64	$0.04	35,437,500

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	2,350,080	$0.19
Granted	72,031,284	0.04
Exercised	—	—
Expired or cancelled	(2,350,080)	0.70
Outstanding at May 31, 2014	72,031,284	0.04
Granted	18,688,412	0.04
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2014	90,719,696	$0.04

The following table summarizes information about warrants outstanding and exercisable at August 31, 2014:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 to $0.04	87,719,696	4.94	$0.04	87,719,696
$0.05 to $0.20	3,000,000	2.22	0.15	3,000,000
	90,719,696	4.85	$0.04	90,719,696

The warrants issued in fiscal 2015 were issued in exchange for certain past due indebtedness outstanding. Such warrants issued were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

9.	MASTER AGREEMENT

On July 10, 2014, the Company entered into a Master Agreement to license our Process and Event Management System (“PEMS-SF”™) with Tatung Corporation (“Tatung”).

The basic fee generation structure of the Agreement allows for (1) an upfront and annual licensing fee to acquire the subsystem measured by the number of PEMS-SF enable stations or subsystems installed, (2) separate fees of up to 10% of the software fees for software updates, maintenance and technical support , on-going service fee based on units of products manufactured utilizing PEMS-SF; and 4) a royalty fee for some products with firmware containing software intellectual property owned by the Company that may be charged on a per device basis.

The Master Agreement has a year-to-year term but can be terminated by either party upon sixty (60) days’ advance written notice. Upon termination or expiration of this agreement, we are not required to provide any continuing or ongoing processing of data or other services that, pursuant to a sub-agreement, are discontinued upon termination, however, the customer shall retain any perpetual rights granted in a sub-agreement or schedule. The term of any sub-agreements is concomitant and co-terminus with the Master Agreement term.

Revenue recognized under the Master Agreement amounted to $40,000 for the three months ended August 31, 2014.

10.	COMMITMENTS

The Company utilized premises on a month-to-month basis of one its stockholders during fiscal 2012 and from June 2012 through December 2012. Beginning January 1, 2013 through the current date, the Company has been subletting office space on a month-to-month basis from a company owned by its chief executive officer at the rate of $1,668 per month.

Rent expense for both the three months ended August 31, 2014 and 2013 was $5,004.

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

In October, 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

In addition, please see transactions under the heading "2015 Transactions" in each of Note 6 (Notes Payable) and Note 7 (Stockholders' Deficiency).

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

While, during much of the period covered by this report, we remained engaged in the process of seeking settlements with certain of our unsecured creditors existing at the time of the asset sale to ST Microelectronics as described in the Background section, we have concurrently been pursuing product development.

We have executed several agreements that will enable us to provide the services contemplated in the home automation industry.

While we have begun to generate revenue from operations during quarter ending August 31, 2014, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations. In addition, we remain reliant on the services of outside independent contractors engaged in developing products or services.

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

The Company underwent a significant restructuring after December 23, 2010 when substantially all of its then-existing assets were acquired by STMicroelectronics N.V. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company existing at the time of the Asset Sale, continued through August 31, 2014 and the date of this report.

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards development of software and hardware solutions that enable machine to machine communication for the Internet of Things (IoT), primarily in the areas of energy management and home automation. During the period, the Company has been in continuous negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell such solutions to service providers that would include these applications in product or service offerings to their customers.

Market Opportunities

We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationships with Tatung Corporation (“Tatung”) and STMicroelectronics, we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

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

Research and Development

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible without our current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, home area networks (HA) and the Internet of Things within the smart home/smart grid industries via our strategic partnerships. We may engage in certain activities in pursuit of further commercial development as opportunities arise from these relationships.

Patents, Licenses and Trademarks

We will continue to maintain our provisional application (Application No. 61/873,249) for a patent covering systems and methods for provisioning of electronic devises onto a network and the subsequent monitoring and operation of the devices, as filed with the U.S. Patent and Trademark Office on September 3, 2013.

We continue to maintain our license with STMicroelectronics for patents relating to home automation services.

In addition, we maintain the federal registration of our “Arkados” and “ArkTIC” marks as well as a stylized “a” design mark.

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

Since our operations are still developing, and therefore, somewhat in flux, it is difficult to pinpoint direct competitors, however, companies such as Arkessa that provides device operation for IoT, LogMeIn that provides public cloud services for IoT, Microstrain, which provides cloud and data analytics for IoT, and Thingworx, which provides application development platforms are some of those providing goods and services within our space. A more complete listing has been provided in our annual report on Form 10-K filed August 27, 2014. There has been no change during the period covered by this report to our competitive analysis.

Results of Operations

We have been diligently undertaking negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell solutions in the energy management and home automation industries to service providers that would include these applications in product or service offerings to their customers.

Since inception, we have incurred accumulated operating losses of approximately $37,000,000. Since May 31, 2014, our operating loss increased by approximately $1,000,000 over the same quarterly period last year, mostly as a result of ramping up of operations. We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended August 31, 2014 and August 31, 2013

During the three months period ended August 31, 2014 we recorded revenue of $40,000, as compared to $-0- revenue for the three months ended August 31. 2013. Total operating expenses for the three month period ended August 31, 2014 was $1,239,366, consisting mainly of salaries of our management, as well as consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $52,192 relating to development of new technology. This is compared to total operating expenses for the three month period ended August 31, 2013 of $225,936, consisting mainly of consulting expenses and professional fees and net research and development expenses of $3,781 for the three month period ended August 31, 2013.

Interest expense on our existing debt for the three month periods ended August 31, 2014 and August 31, 2013 was $115,664 and $99,454, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $93,866 and $77.004 for the three months ended August 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of the private placement of convertible debt securities. We did not have any significant sources of revenue from our operations during the period. We have remained dependent, in part, upon loans from investors, including a convertible note issuance in the principal amount of $200,000 made in August, 2014 and maturing in October, 2015. There can be no assurances that investors will make any additional loans to us.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the Securities and Exchange Commission and other regulatory requirements.

As of August 31, 2014, we had cash of $123,045 and negative working capital of ($2,683,408) compared to cash of $118,505 and negative working capital of ($3,798,774) at May 31, 2014, an overall reduction in the working capital deficit of $1,115,366. The change in working capital since May 31, 2014 has resulted from $200,000 received in new financing during the year as described above, a decrease of $195,460 in cash used to pay current expenses, and a decrease of $7,757 in prepaid expenses. In addition, however, we experienced net decreases in our liabilities as follows: $747,536 decrease in our debt which was settled in exchange for equity issued, $466,000 decrease in notes payable which was settled in exchange for equity issued net of an increase of $17,947 in accounts payable and accrued expenses.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of August 31, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2014.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended August 31, 2014. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting.  As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee.   The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

5

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our Form 10-K report for the fiscal year ended May 31, 2014 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2014 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2014 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to obligations owed to an unsecured creditor existing at the time of the Asset Sale to ST Microelectronics which occurred in December, 2010 and continued on for some time after (as described in our previous reports), we issued 23,776,513 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. In September, 2014, we were able to and did issue such shares under this Settlement Agreement. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

In August, 2014, the Company entered into final supplemental agreements with holders of bridge notes existing at the time of the Asset Sale to ST Microelectronics which occurred in December, 2010 and continued on for some time after (as described in our previous reports) to fulfill obligations relating to previously negotiated settlements on outstanding claims. In September, 2014, we were able to issue and did issue 19,456,874 shares of common stock to settle claims totaling $466,000. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Pursuant to a Separation Agreement with our former Chief Executive Officer, Andreas Typaldos, entered into in January of 2013, we had agreed to certain outstanding obligations to be settled in common stock of the Company. In September, 2014, we were able to and did issue 14,073,966 shares of common stock in satisfaction of these pre-existing obligations.  This issuance was of restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On August 28, 2014, pursuant to previous settlement agreements entered into in December, 2010 in conjunction with the Asset Sale to ST Microelectronics, we issued warrants to acquire 86,064,696 shares of our common stock to 14 former employees of the Company. These warrants have a five-year term and are exercisable at $0.04 per share. These warrants were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into Material Definitive Agreement.

In October, 2014, we entered into a year-to-year term agreement with Tatung to license to it, our meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Item 6. Exhibits.

(a) Exhibits.

10.75	Tatung Meter Collar PLC and IHB PLC License Agreement

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101*	The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended August 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

* Furnished, not filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 14, 2014	ARKADOS GROUP, INC.

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

