Form 10-Q
period 2014-11-30
ARKADOS GROUP, INC.
filed 2015-01-14
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   November 30, 2014

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

The number of the registrant’s shares of common stock outstanding as of January 12, 2015 was 153,171,281.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended November 30, 2014

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

The information contained in this report, except as specifically dated, is as of November 30, 2014.

1

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2014	May 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$271	$118,505
Accounts receivable	20,000	-
Prepaid expenses	608	11,224

Total current assets	20,879	129,729

Total assets	$20,879	$129,729

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$693,255	$661,868
Accrued income tax	63,082	98,922
Due to related party	-	130,000
Debt subject to equity being issued	1,224,591	2,420,374
Notes payable, net of discount of $188,600 and $231,818, respectively	1,357,233	617,339
Total current liabilities	3,338,161	3,928,503

Long term liabilities:
Notes payable, net of discount of $0 and $77,445, respectively	-	322,555
Total liabilities	3,338,161	4,251,058

Commitments

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 153,171,281 and 75,863,928 issued and outstanding	15,317	7,585
Common stock to be issued; 0 and 37,850,479 shares	-	1,835,486
Additional paid-in capital	33,869,330	29,720,041
Accumulated deficit	(37,201,929)	(35,684,441)
Total stockholders' deficiency	(3,317,282)	(4,121,329)

Total liabilities and stockholders' deficiency	$20,879	$129,729

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2014	2013	2014	2013

Net sales	$78,996	$-	$118,996	$-

Operating expenses:
Selling and general and administrative	254,194	436,660	1,441,368	658,815
Research and development	88,245	16,188	140,437	19,969
Total operating expenses	342,439	452,848	1,581,805	678,784

Loss from operations	(263,443)	(452,848)	(1,462,809)	(678,784)

Other income (expenses):
Interest expense	(143,719)	(95,819)	(259,383)	(195,273)
Other income	124,793	-	124,793	-
Gain on settlement of debt	44,071	-	44,071	-
Total other income (expenses)	25,145	(95,819)	(90,519)	(195,273)

Loss before provision for income taxes	(238,298)	(548,667)	(1,553,328)	(874,057)

Provision for income tax benefits	35,840	-	35,840	-

Net loss	$(202,458)	$(548,667)	$(1,517,488)	$(874,057)

Loss per common share - basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average of common shares outstanding - basic and diluted	153,171,281	57,145,153	138,681,326	52,999,282

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30, 2014	November 30, 2013
Cash flows from operating activities:
Net loss	$(1,517,488)	$(874,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	191,663	156,016
Issuance of common stock for services	1,000,000	217,000
Issuance of warrants for services	37,000	2,834
Reversal of accounts payable	(124,793)	-
Gain on settlement of debt	(44,071)	-
Interest accrued on debt subject to equity being issued	17,753	-
Changes in operating assets and liabilities:
Accounts receivable	(20,000)	-
Prepaid expenses	10,616	(12,333)
Accounts payable and accrued expenses	166,926	76,175
Accrued income tax	(35,840)
Net cash used in operating activities	(318,234)	(434,365)

Cash flows from financing activities:
Proceeds from convertible debt	200,000	400,000
Net cash provided by financing activities	200,000	400,000

Net decrease in cash	(118,234)	(34,365)

Cash at beginning of period	118,505	345,126

Cash at end of period	$271	$310,761

Schedule of non-cash transactions:
Warrants issued to former employees to settle debt subject to equity being issued	$747,536	$-
Common stock issued or to be issued for debt subject to equity being issued	$466,000	$125,000
Common stock issued for transactions previously classified as common stock to be issued	$1,835,486	$-
Valuation of beneficial conversion feature of debt raise	$71,000	$107,500
Refinance of due to related party	$130,000	$-
Common stock to be issued for bridge notes and accrued interest	$-	$73,428
Warrants to be issued for bridge notes and accrued interest	$-	$19,047
Common stock to be issued for promissory note and accrued interest	$-	$121,736
Common stock to be issued for accounts payable	$-	$338,806

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2014 and 2013

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

The accompanying condensed consolidated financial statements as of November 30, 2014 (unaudited) and May 31, 2014 and for the three and six month periods ended November 30, 2014 and 2013 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2014 as disclosed in our annual report on Form 10-K for that year. The results of the three and six months ended November 30, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2015.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $37.2 million since inception, including a net loss of approximately $1.5 million for the six months ended November 30, 2014. Additionally, the Company still had both working capital and stockholders’ deficiencies at November 30, 2014 and May 31, 2014 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of Arkados Group, Inc. (the “Parent”), and its wholly-owned subsidiaries, which include: Arkados Energy Solutions, LLC, Arkados, Inc., CDKnet, LLC and Creative Technology, LLC. Currently, Arkados, Inc. is the only active entity with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition - Revenues from software licensing are recognized in accordance with ASC 985-605, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

License revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both November 30, 2014 and May 31, 2014.

e.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three and Six Months ended November 30,
	2014	2013

Convertible notes	63,475,550	50,000,000
Stock options	35,437,500	2,960,000
Warrants	92,479,696	5,095,000

Potentially dilutive securities	191,392,746	58,055,000

g.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense was $37,000 and $219,834 for the three months ended November 30, 2014 and 2013, respectively, and $1,037,000 and $219,834 for the six months ended November 30, 2014 and 2013, respectively. The expense was included in selling and general and administrative expenses. See Note 6h.

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

The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The Company’s has not yet determined the effect to the current consolidated financial statements by the adoption of ASU 2014-09.

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

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

k.	Reclassification –

Certain amounts in the consolidated statement of cash flow for the six months ended November 30, 2013 were reclassified to conform to the current period presentation. For the six months ended November 30, 2013, the Company did not originally segregate issuances of common stock and warrants for services.

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

The Company is negotiating with those few remaining outstanding unsecured debt holders from the period prior to the ST US Asset Sale for which it has not reached agreement, compromise, or convert outstanding debt into equity and thereby facilitate raising additional investor capital for the Company’s business. The amounts that the debt holders have agreed to settle through the receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. These settlements are binding commitments, however, the Company is awaiting required information from these debt holders in order to issue the equity and discharge such obligations.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of November 30, 2014 and May 31, 2014, accounts payable and accrued expenses consist of the following amounts:

	November 30, 2014	May 31, 2014
	(Unaudited)
Accounts payable	$375,494	$396,324
Accrued interest	176,956	137,736
Accrued other	140,805	127,808
	$693,255	$661,868

 Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014. As of both November 30, 2014 and May 31, 2014, there was $0 of payables due. See Note 6i.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 5,682,407 shares of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

5.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the sale of the Company’s Asset Sale to STUS, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. As of November 30, 2014, there was notes payable of $1,357,233, net of debt discounts of $188,600. All notes payable mature on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet.

Notes payable transactions include the following:

FY 2013 (Year Ended May 31, 2013) Transactions:

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 15, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.01 per share. The beneficial conversion feature was fair valued at $180,000 and was amortized over the life the debt instrument.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 31, 2015. Under the terms of the Convertible Note, if the Convertible Note is not paid upon maturity, the interest rate increases to 12% per year. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.01 per share. The beneficial conversion feature was fair valued at $20,000 and was amortized over the life the debt instrument.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each Convertible Note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the Convertible Notes, the holders have the right to convert any unpaid portion of the Convertible Notes into shares of common stock at a conversion price of $0.02 per share for both Convertible Notes. The beneficial conversion feature was fair valued at $40,000 each and is being amortized over the life the debt instruments.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The Convertible Note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.02 per share. The beneficial conversion feature was fair valued at $120,000 and is being amortized over the life the debt instrument.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bears interest at 6% per year and matures on April 30, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.02 per share. The beneficial conversion feature was fair valued at $200,000 and is being amortized over the life the debt instrument.

FY 2014 (Year Ended May 31, 2014) Transactions:

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 1,204,630 shares of common stock. The shares were issued on February 3, 2014. See Note 6c.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,286, in exchange for the issuance of 2,478,417 shares of common stock and the issuance of a warrant to exercise 1,435,000 shares of stock at $0.04 per share for a term of three years through September 9, 2016. The shares were issued on February 3, 2014. See Note 6c.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.04 per share. The beneficial conversion feature was fair valued at $7,500 and is being amortized over the life the debt instrument.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.04 per share. The beneficial conversion feature was fair valued at $100,000 and is being amortized over the life the debt instrument.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC 815, “Derivatives and Hedging” (“ASC 815”) ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had 11,075,004 of warrants with exercise reset provisions, with its debt issuances over the years, which are considered freestanding derivative instruments. ASC 815 requires that these warrants be recorded as liabilities as they are no longer afforded equity treatment. The assumptions were as follows: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability has been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of May 31, 2014, all of these warrants expired

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at a conversion price of $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and is being amortized over the life the debt instrument.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bears interest at 6% per year and matures on October 31, 2015. At any time during the term of the Convertible Note, the holder has the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at a conversion price of $0.02 per share. The beneficial conversion feature was fair valued at $35,500 and is being amortized over the life the debt instrument.

On September 10, 2014, the Company executed two Convertible Notes to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. Each of these Convertible Notes has a principal balance of $65,000, bear interest at 6% per year and mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders have the right to convert any unpaid portion of the Convertible Notes and accrued interest into shares of common stock at a conversion price of $0.04 per share. There was no beneficial conversion feature. The Company recognized a gain on the settlement of debt of $44,071 for each of the three and six months ended November 30, 2014.

Related Party Payables

The Company received an aggregate of $130,000 from two of its then directors during the first quarter of 2012. As discussed above, these payables were refinanced.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to STUS and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $179,000 and $927,000 of payments due the former employees as of November 30, 2014 and May 31, 2014, respectively.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of November 30, 2014 and May 31, 2014, there remained $1,224,591 and $2,420,374 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos will be terminated and certain debts and obligations to Typaldos will be released in exchange for (1) $15,920 and (2) 14,073,966 shares of common stock. In addition, $19,000 will be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both November 30, 2014 and May 31, 2014, there was $0 of payables due to Typaldos. See Note 6j.

FY 2014 (Year Ended May 31, 2014):

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 3,500,000 shares of the Company’s stock valued at $125,000. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares of common stock on February 3, 2014. See Note 6d.

In April 2014, the Company entered into final supplemental agreements with various former employees to settle all outstanding claims. The Company issued warrants to purchase 67,376,284 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $2,695,052.

FY 2015 (Year Ended May 31, 2015):

In fiscal 2015, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 18,688,412 shares of common stock at $0.04 per share for a five-year period to settle claims totaling $747,537.

During the period from June 1, 2014 to November 30, 2014, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company agreed to issue 19,456,874 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014. See Note 6k.

As of November 30, 2014, debt subject to equity being issued totaled $1,224,591.

6.	STOCKHOLDERS’ DEFICIENCY

Increase in authorized shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014

FY 2013 (Year Ended May 31, 2013)

a.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $0.01 to $0.02 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

FY 2014 (Year Ended May 31, 2014)

b.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $0.04 a share. The beneficial conversion rights have been valued at $ 107,500 and are being amortized over the life of the related debt.

c.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 3,683,047 shares of its common stock for $73,428 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 1,435,000 shares of common stock at a price of $0.04 per share to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company agreed to issue 3,500,000 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

e.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 6,682,407 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

f.	The Company agreed to issue 3,100,000 shares of its common stock for $217,000 to two consultants and warrants to purchase 3,000,000 shares of Company common stock to one of the consultants valued at $2,834. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

g.	In March 2014, the Company raised $400,000 through the sale of 10,000,000 shares to accredited investors.

FY 2015 (Year Ended May 31, 2015)

h.	On July 16, 2014, the Company issued 20,000,000 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $0.05 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 10.

i.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 23,776,513 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

j.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 14,073,966 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

k.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. The Company agreed to issue 19,456,874 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

A. Options

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	2,960,000	$0.29
Granted	35,437,500	0.04
Exercised	—	—
Expired or cancelled	(960,000)	0.36
Outstanding at May 31, 2014	37,437,500	0.05
Granted	—	—
Exercised	—	—
Expired or cancelled	(2,000,000)	0.25
Outstanding at November 30, 2014	35,437,500	$0.04

The following table summarizes information about options outstanding and exercisable at November 30, 2014:

	Options Outstanding and exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.04	35,437,500	9.39	$0.04	35,437,500

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest/earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	2,350,080	$0.19
Granted	72,031,284	0.04
Exercised	—	—
Expired or cancelled	(2,350,080)	0.70
Outstanding at May 31, 2014	72,031,284	0.04
Granted	20,448,412	0.04
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2014	92,479,696	$0.04

The following table summarizes information about warrants outstanding and exercisable at November 30, 2014:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 to $0.04	89,479,696	4.65	$0.04	89,479,696
$0.05 to $0.20	3,000,000	1.98	0.15	3,000,000
	92,479,696	4.56	$0.04	92,479,696

Warrants issuances were as follows:

1.   18,688,412 warrants were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

2.   1,760,000 warrants were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.02 - $0.06; strike price - $0.04; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. See Note 10.

8.	LICENSE AGREEMENTS

The Company earned all of its revenue from one customer under the following agreements.

Master Agreement – License of (“PEMS-SF”™)

On July 10, 2014, the Company entered into a Master Agreement to license our Process and Event Management System (“PEMS-SF”™) with Tatung Corporation (“Tatung”).

The basic fee generation structure of the Agreement allows for (1) a one-time licensing fee for each PEMS-SF-enabled stations or subsystems installed, (2) separate fees of up to 10% of the software fees for software updates, maintenance and technical support, (3) on-going service fees based on units of products manufactured utilizing PEMS-SF; and (4) an annual service fee for cloud-based services and data storge.

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

Revenue recognized under the Master Agreement amounted to $58,996 and $98,996 for the three and six months ended November 30, 2014.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $20,000 for both the three and six months ended November 30, 2014.

9.	PROVISION FOR INCOME TAX BENEFITS

The provision for income tax benefits of $35,840 for both the three and six months ended November 30, 2014 represents the reversal of over accruals from prior periods.

10.	COMMITMENTS

The Company sublets office space on a month-to-month basis from a company affiliated with its chief executive officer at the rate of $1,668 per month. Rent expense for both the three months ended November 30, 2014 and 2013 was $5,004. Rent expense for both the six months ended November 30, 2014 and 2013 was $10,008.

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

On November 20, 2013, the Company entered into a one-year consulting agreement whereby the consultant received 3,000,000 shares of common stock and warrants to purchase 3,000,000 shares of common stock exercisable at prices ranging from $0.10 to $0.20 per share. In addition, the consultant is entitled to a 7% finder’s fee on the gross consideration paid for an acquisition identified by the consultant. This agreement has expired and we have no finder’s fee commitment.

On March 4, 2014, the Company entered into a one-year consulting agreement which includes cash payments of $3,500 per month and the issuance of 220,000 warrants per month. The warrants carry a three-year term from the issuance date and an exercise price of $0.04.

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

We have executed several agreements that will enable us to provide the services contemplated in the home automation industry. While we have begun to generate revenue from operations during quarter ending November 30, 2014, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

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

The Company underwent a significant restructuring between December 23, 2010 and continuing beyond November 30, 2013 during which substantially all of its assets were acquired by STMicroelectronics N.V. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company existing at the time of the Asset Sale, continued through November 30, 2014 and the date of this report. We have yet to issue 28,636,020 shares of our common stock that is due to approximately 20 former holders of unsecured debt for which we are awaiting necessary information. Once we have received the information required, these shares will be promptly issued.

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

Market Opportunities

We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationships with Tatung Corporation (“Tatung”) and STMicroelectronics N.V., we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors.   The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

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

As described in our prior report (1st quarter, 2015), we rolled out to Tatung our Process and Event Management System for Smart Factory (PEMS-SF). This system is intended to improve efficiency of a factory by Arkados’ software solutions residing in the factory’s computer systems and in the Arkados’ cloud computing platform. The PEMS-SF system will have several applications developed, from time to time, by Arkados, for production testing (PTS), logistic material tracking (MTS), environment management (EMS), video analytics (VAS), quality reporting (QRS) and others (as may be developed by Arkados as needed for the customer needs).

We also introduced to Tatung our In-Home Bridge programmable logic controller (PLC) software that operates on or in connection with a single in-home control device, such as a thermostat, as well as our Meter Collar PLC software that operates on or in connection with a single utility meter, such as a power meter.

Both of these roll-outs have begun generating revenue for us and have the potential for additional revenue as other modules are introduced.

Since inception, we have incurred losses of approximately $37.2 million.   Since May 31, 2014, our loss from operations increased by approximately $784,000 over the same six month period last year, mostly as a result of ramping up of operations. We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

For The Three Months Ended November 30, 2014 and November 30, 2013

During the three months ended November 30, 2014, we recorded revenue of $78,996 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the three months ended November 30, 2013.

Total operating expenses for the three months ended November 30, 2014 was $342,439 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $88,245 relating to development of new technology. This is compared to total operating expenses for the three months ended November 30, 2013 of $452,848, consisting mainly of consulting expenses and professional fees. During this period, we incurred consulting fees of $210,000 related to the issuance of 3 million shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $16,188.

Interest expense on our existing debt for the three months ended November 30, 2014 and 2013 was $143,719 and $95,819, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $97,797 and $79,012 for the three months ended November 30, 2014 and 2013, respectively. Interest expense increased as the result of the issuance of additional convertible notes.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

On September 10, 2014, the Company executed two Convertible Notes totaling $130,000 to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. The Company recognized a gain on the settlement of debt of $44,071.

The provision for income tax benefits of $35,840 for the three months ended November 30, 2014 represents the reversal of over accruals from prior periods.

For The Six Months Ended November 30, 2014 and November 30, 2013

During the six months ended November 30, 2014, we recorded revenue of $118,996 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the six months ended November 30, 2013.

Total operating expenses for the six months ended November 30, 2014 was $1,581,805 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $1,000,000 related to the issuance of 20 million shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $140,437 relating to development of new technology. This is compared to total operating expenses for the six months ended November 30, 2013 of $678,784, consisting mainly of consulting expenses and professional fees. During this period, we incurred consulting fees of $210,000 related to the issuance of 3 million shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $19,969.

Interest expense on our existing debt for the six months ended November 30, 2014 and 2013 was $259,383 and $195,273, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $191,663 and $156,016 for the six months ended November 30, 2014 and 2013, respectively. Interest expense increased as the result of the issuance of additional convertible notes.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

On September 10, 2014, the Company executed two Convertible Notes totaling $130,000 to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. The Company recognized a gain on the settlement of debt of $44,071.

The provision for income tax benefits of $35,840 for the three months ended November 30, 2014 represents the reversal of over accruals from prior periods.

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

As of November 30, 2014, we had cash of $271 and negative working capital of ($3,317,282) compared to cash of $118,505 and negative working capital of ($3,798,774) at May 31, 2014, an overall reduction in the working capital deficit of $481,492. The change in working capital since May 31, 2014 has resulted from $200,000 received in new financing during the year as described above, a decrease of $318,234 in cash used to pay current expenses, and a decrease of $10,616 in prepaid expenses. In addition, however, we experienced net decreases in our liabilities as follows: $747,536 decrease in our debt which was settled in exchange for equity issued, $466,000 decrease in notes payable which was settled in exchange for equity issued net of an increase of $166,926 in accounts payable and accrued expenses.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.   As of November 30, 2014, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2014.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended November 30, 2014. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties. There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

There has been no significant change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our Form 10-K report for the fiscal year ended May 31, 2014 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2014 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended November 30, 2014 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed 10-K.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On September 10, 2014, the Company executed two Convertible Notes to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. Each of these Convertible Notes has a principal balance of $65,000, bear interest at 6% per year and mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders have the right to convert any unpaid portion of the Convertible Notes and accrued interest into shares of common stock at a conversion price of $0.04 per share.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended November 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: January 14, 2015

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

