Form 10-Q
period 2015-02-28
ARKADOS GROUP, INC.
filed 2015-04-14
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   February 28, 2015

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

The number of the registrant’s shares of common stock outstanding as of April 8, 2015 was 11,051,892.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended February 28, 2015

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2014 and 2013 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of February 28, 2015.

1

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015	May 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash	$9,948	$118,505
Accounts receivable	22,000	-
Advance payment - inventory	40,000	-
Prepaid expenses and other current assets	2,705	11,224

Total current assets	74,653	129,729

Total assets	$74,653	$129,729

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$836,666	$661,868
Deferred revenue	60,000	-
Accrued income tax	63,082	98,922
Due to related party	40,000	130,000
Debt subject to equity being issued	722,183	2,420,374
Notes payable, net of discount of $110,940 and $231,818, respectively	1,434,892	617,339
Total current liabilities	3,156,823	3,928,503

Long term liabilities:
Notes payable, net of discount of $0 and $77,445, respectively	-	322,555
Total liabilities	3,156,823	4,251,058

Commitments

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 5,574,197 and 2,528,797 shares issued and outstanding	557	253
Common stock to be issued; 0 and 1,261,682 shares	-	1,835,486
Additional paid-in capital	34,716,268	29,727,373
Accumulated deficit	(37,798,995)	(35,684,441)
Total stockholders' deficiency	(3,082,170)	(4,121,329)

Total liabilities and stockholders' deficiency	$74,653	$129,729

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	February 28,	February 28,	February 28,	February 28,
	2015	2014	2015	2014

Net sales	$142,200	$-	$261,196	$-

Operating expenses:
Selling and general and administrative	574,945	277,408	2,016,313	936,223
Research and development	60,001	105,292	200,438	125,261
Total operating expenses	634,946	382,700	2,216,751	1,061,484

Loss from operations	(492,746)	(382,700)	(1,955,555)	(1,061,484)

Other income (expenses):
Interest expense	(104,320)	(104,469)	(363,703)	(299,742)
Other income	-	-	124,793	-
Gain on settlement of debt	-	-	44,071	-
Total other income (expenses)	(104,320)	(104,469)	(194,839)	(299,742)

Loss before provision for income taxes	(597,066)	(487,169)	(2,150,394)	(1,361,226)

Provision for income tax benefits	-	-	35,840	-

Net loss	$(597,066)	$(487,169)	$(2,114,554)	$(1,361,226)

Loss per common share - basic and diluted	$(0.11)	$(0.22)	$(0.44)	$(0.71)

Weighted average of common shares outstanding - basic and diluted	5,250,085	2,195,464	4,828,416	1,908,012

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

 ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2015	February 28, 2014
Cash flows from operating activities:
Net loss	$(2,114,554)	$(1,361,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	269,322	239,788
Issuance of common stock for services	1,060,000	217,000
Issuance of warrants for services	306,770	2,834
Reversal of accounts payable	(124,793)	-
Gain on settlement of debt	(44,071)	-
Interest accrued on debt subject to equity being issued	17,753	-
Write-off of debt subject to equity being issued	-	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	(22,000)	-
Advance payment - inventory	(40,000)	-
Prepaid expenses and other current assets	8,519	(21,578)
Accounts payable and accrued expenses	310,337	234,604
Deferred revenue	60,000	-
Accrued income tax	(35,840)	(1,078)
Debt subject to equity being issued	-	(7,500)
Net cash used in operating activities	(348,557)	(701,656)

Cash flows from financing activities:
Proceeds from convertible debt	200,000	400,000
Proceeds from related party advance	40,000	-
Net cash provided by financing activities	240,000	400,000

Net decrease in cash	(108,557)	(301,656)

Cash at beginning of period	118,505	345,126

Cash at end of period	$9,948	$43,470

Schedule of non-cash transactions:
Warrants issued to former employees to settle debt subject to equity being issued	$747,535	$-
Common stock issued or to be issued for debt subject to equity being issued	$968,408	$125,000
Common stock issued for transactions previously classified as common stock to be issued	$1,835,486	$-
Valuation of beneficial conversion feature of debt raise	$71,000	$107,500
Refinance of due to related party	$130,000	$-
Common stock to be issued for bridge notes and accrued interest	$-	$73,428
Warrants to be issued for bridge notes and accrued interest	$-	$19,047
Common stock to be issued for promissory note and accrued interest	$-	$121,736
Common stock to be issued for accounts payable	$-	$338,806

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$4,159

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2015 and 2014

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Arkados Group, Inc. (the "Parent") conducts business activities principally through two of its wholly-owned subsidiaries, Arkados, Inc. ("Arkados") and Arkados Energy Solutions, LLC ("AES") (collectively, the "Company").

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

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards the following businesses:

Arkados - Software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (IoT). Arkados' solutions support smart grid and smart home applications primarily in the areas of home and building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

AES - Energy services provider with focus on the design, installation and maintenance of innovative, sustainable, and cost-effective energy solutions for both residential and commercial customers. AES implements smart grid applications primarily in the areas of LED lighting, building automation, and energy management. These applications are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

The accompanying condensed consolidated financial statements as of February 28, 2015 (unaudited) and May 31, 2014 and for the three and nine month periods ended February 28, 2015 and 2014 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2014 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 28, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2015.

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share figures and results are reflected on a post-split basis. See Note 6.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $37.8 million since inception, including a net loss of approximately $2.1 million for the nine months ended February 28, 2015. Additionally, the Company still had both working capital and stockholders’ deficiencies at February 28, 2015 and May 31, 2014 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include: AES, Arkados, CDKnet, LLC and Creative Technology, LLC. Currently, Arkados and AES are the only active entities with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.

Revenue Recognition –

Arkados

Revenues from software licensing are recognized in accordance with Accounting Standards Codification ("ASC") 985-605, "Software Revenue Recognition." Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

License revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met. Deferred revenue represents license revenues billed but not yet earned.

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is performed.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both February 28, 2015 and May 31, 2014.

e.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three and Nine Months ended February 28,
	2015	2014

Convertible notes and accrued interest	2,122,497	1,666,667
Stock options	1,181,250	95,333
Warrants	3,104,654	169,833

Potentially dilutive securities	6,408,401	1,931,833

g.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense, including the value of shares of common stock issued for services, was $329,770 and $0 for the three months ended February 28, 2015 and 2014, respectively, and $1,366,770 and $219,834 for the nine months ended February 28, 2015 and 2014, respectively. The expense was included in selling and general and administrative expenses. See Notes 6h and 6m.

h.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

i.	Inventory – Inventory, which will consist solely of finished goods of AES, will be valued at the lower of cost on a first-in, first-out basis or market. Advance payment – inventory represents an advance paid to the Company's vendor for finished goods to be delivered in March 2015.

j.	Research and Development –All research and development costs are expensed as incurred.

k.	New Accounting Pronouncements –

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” ("ASU 2014-09"). The amendments in ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). This ASU will supersede the revenue recognition requirements in ASC 605, “Revenue Recognition,” and most industry-specific guidance, and creates an ASC 606, “Revenue from Contracts with Customers.”

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” ("ASU 2015-03") as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, "Elements of Financial Statements," which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

l.	Reclassification –

Certain amounts in the consolidated statement of cash flow for the nine months ended February 28, 2014 were reclassified to conform to the current period presentation. For the nine months ended February 28, 2014, the Company did not originally segregate issuances of common stock and warrants for services.

3. SALE OF LICENSE AND IP AGREEMENTS

In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate power line communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Parent, its subsidiary Arkados, its former subsidiary Arkados Wireless Technologies, Inc. (collectively, “Arkados Group”) and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time, the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale. In exchange for granting the License, the Company received gross proceeds of $7 million. The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June 2011, whereupon the Company received $4 million.  At the time the Asset Sale was completed, ST US agreed to license back certain intellectual property on a non-exclusive basis to Arkados Group to facilitate the continuation and expansion of the Company’s home automation business, support the Company’s customers and, with adequate financing (of which there is no assurance), permit the Company to continue the development and marketing of smart grid products.   ST US hired substantially all of the Company’s engineering and semiconductor employees (including Oleg Logvinov, the Company’s former CEO and director, who was engaged in and directed the semiconductor business).

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

As a condition to entering into the Purchase Agreement and the License, ST US required that the Company have written settlement agreements and releases with all of our secured creditors as well as all of our employees.  Under the settlement agreements with creditors, the creditors agreed to settle the amounts owed  (approximately $30,000,000), for an aggregate amount of $10,862,241 in cash, notes payable of $818,768 and another $5,259,926 in common stock of the Company which has yet to be issued. Of the cash settlements, $7,000,000 was paid in December 2010 out of proceeds from the $7,000,000 license fee received pursuant to the License (received in December, 2010), and $3,862,241 was paid at the closing out of proceeds from the Asset Sale (received in June, 2011).  In exchange for the settlement amount, the secured creditors agreed to release their security interest in Arkados Group’s assets and most secured creditors released Arkados Group from any and all additional claims, if any, that the secured creditors may have had against Arkados Group.  The secured creditors also agreed that ST and its affiliates were third party beneficiaries to the settlement agreements. Under the settlement agreements with the Company’s employees, the employees agreed to accept an aggregate of $1,429,949 and an amount of the Company’s equity rights to be negotiated after the closing as payment for back wages and unreimbursed expenses.  The cash payment was paid to employees in December 2010 out of the license fee paid to the Company by ST US. Also, as a condition to entering into the Purchase Agreement and the License, the Company entered into standstill agreements with holders of approximately $2,100,000 of unsecured debt pursuant to which those unsecured creditors agreed, among other things, not to exercise remedies that they may have as creditors of Arkados Group, not to sell or transfer their debt, to release ST and its affiliates from any and all claims that they may have against ST, if any, and not to sue ST for any dealings that the creditors had with Arkados Group.

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

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of February 28, 2015 and May 31, 2014, accounts payable and accrued expenses consist of the following amounts:

	February 28, 2015	May 31, 2014
	(Unaudited)
Accounts payable	$497,388	$396,324
Accrued interest	203,617	137,736
Accrued other	135,661	127,808
	$836,666	$661,868

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 792,550 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014. As of both February 28, 2015 and May 31, 2014, there was $0 of payables due. See Note 6i.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 189,414 shares of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

5.	NOTES PAYABLE, RELATED PARTY PAYABLES, AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the sale of the Company’s Asset Sale to ST US, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company received loans of $200,000 and refinanced related party payables totaling $130,000. As of February 28, 2015, there was notes payable of $1,434,892, net of debt discounts of $110,940. All notes payable mature on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet.

Notes payable transactions include the following:

FY 2013 (Year Ended May 31, 2013) Transactions:

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 15, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $180,000 and was amortized over the life the debt instrument. On March 16, 2015, the Company agreed to issue 687,921 shares for the conversion of the principal and accrued interest to date of $26,377. The shares were issued on April 1, 2015. See Note 6o.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 31, 2015. Under the terms of the Convertible Note, if the Convertible Note was not paid upon maturity, the interest rate increased to 12% per year. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $20,000 and was amortized over the life the debt instrument. On March 16, 2015, the Company agreed to issue 76,373 shares for the conversion of the principal and accrued interest to date of $2,912. The shares were issued on April 1, 2015. See Note 6o.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at an original conversion price of $0.60 per share for both Convertible Notes. The beneficial conversion feature was fair valued at $40,000 each and was being amortized over the lives the debt instruments. On March 16, 2015, the conversion price for the two notes was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 298,111 shares for the conversion of the principal and accrued interest to date of $9,433. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $120,000 and was being amortized over the life the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 447,167 shares for the conversion of the principal and accrued interest to date of $14,150. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $200,000 and was being amortized over the life the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 741,872 shares for the conversion of the principal and accrued interest to date of $22,562. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

FY 2014 (Year Ended May 31, 2014) Transactions:

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 40,154 shares of common stock. The shares were issued on February 3, 2014. See Note 6c.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,285, in exchange for the issuance of 82,614 shares of common stock and the issuance of a warrant to exercise 47,833 shares of stock at $1.20 per share for a term of three years through September 9, 2016. The shares were issued on February 3, 2014. See Note 6c.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 6e.

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $7,500 and was being amortized over the life the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 723,706 shares for the conversion of the principal and accrued interest to date of $17,112. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $100,000 and was being amortized over the life the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 722,066 shares for the conversion of the principal and accrued interest to date of $16,620. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock,” which was codified into ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had issued 369,167 warrants with exercise reset provisions with its debt issuances over the years, which were considered freestanding derivative instruments. ASC 815 required that these warrants be recorded as liabilities as they were no longer afforded equity treatment. The assumptions were as follows: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability had been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of May 31, 2014, all of these warrants expired

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On March 16, 2015, the Company agreed to issue 345,360 shares for the conversion of the principal and accrued interest to date of $3,608. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

 On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and is being amortized over the life the debt instrument. On March 16, 2015, the Company agreed to issue 345,303 shares for the conversion of the principal and accrued interest to date of $3,591. The shares were issued on April 1, 2015. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6o.

On September 10, 2014, the Company executed two Convertible Notes to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. Each of these Convertible Notes has a principal balance of $65,000, bear interest at 6% per year and mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders have the right to convert any unpaid portion of the Convertible Notes and accrued interest into shares of common stock at a conversion price of $1.20 per share. There was no beneficial conversion feature. The Company recognized a gain on the settlement of debt of $0 and $44,071 for the three and nine months ended February 28, 2015, respectively.

Related Party Payables

The Company received an aggregate of $130,000 from two of its then directors during the first quarter of 2012. As discussed above, these payables were refinanced.

On February 20, 2015, the Company received an advance of $40,000 from an employee of AES to fund a deposit payment for an inventory purchase. The advance does not bear interest and is due on demand.

Due to related party amounted to $40,000 and $130,000 at February 28, 2015 and May 31, 2104, respectively.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed the Company’s secured creditors. There remains, however, approximately $179,000 and $927,000 of payments due the former employees as of February 28, 2015 and May 31, 2014, respectively.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of February 28, 2015 and May 31, 2014, there remained $722,183 and $2,420,374 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

FY 2013 (Year Ended May 31, 2013):

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos were terminated and certain debts and obligations to Typaldos were released in exchange for (1) a cash payment of $15,920 and (2) 469,132 shares of common stock. In addition, $19,000 was to be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both February 28, 2015 and May 31, 2014, no payables were due to Typaldos. See Note 6j.

FY 2014 (Year Ended May 31, 2014):

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 116,667 shares of the Company’s stock valued at $125,000. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares of common stock on February 3, 2014. See Note 6d.

In April 2014, the Company entered into final supplemental agreements with various former employees to settle all outstanding claims. The Company issued warrants to purchase 2,245,876 shares of common stock at $1.20 per share for a five-year period to settle claims totaling $2,695,052.

FY 2015 (Year Ended May 31, 2015):

In fiscal 2015, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 622,947 shares of common stock at $1.20 per share for a five-year period to settle claims totaling $747,535.

During the period from June 1, 2014 to February 28, 2015, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company agreed to issue 648,562 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014. See Note 6k.

During the period from June 1, 2014 to February 28, 2015, the Company agreed to issue 418,669 shares of common stock to settle claims totaling $502,408 from previous holders of unsecured debt. The shares were issued in January 2015. See Note 6l.

As of February 28, 2015, debt subject to equity being issued totaled $722,183.

After February 28, 2015, the Company entered into a final supplemental agreement with a bridge note holder to settle all outstanding claims. The Company agreed to issue 256,486 shares of common stock to settle claims totaling $207,753. The shares were issued on April 1, 2015. See Note 6p.

6.	STOCKHOLDERS’ DEFICIENCY

Increase in Authorized Shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014.

Reverse Stock Split

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares.  In connection with the reverse stock split, the Company’s Certificate of Incorporation was amended such that the Company’s issued and outstanding common stock was proportionally reduced. The number of authorized shares and the par value of the Company's common stock and preferred stock were not affected by the reverse stock split. Stockholders will not receive fractional shares but instead will receive cash in an amount equal to the fraction of a share that stockholder would have been entitled to receive multiplied by the sale price of the common stock as last reported on February 12, 2015, the last business day prior to the first public disclosure/announcement of the reverse stock split.

Private Placement Offering ("PPO")

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a "Unit") for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a "best efforts" "any-or-none" basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO will close on May 15, 2015 unless extended by the Company. See Notes 6n and 7 for the shares and warrants subscribed for through the date of this report.

FY 2013 (Year Ended May 31, 2013)

a.	The Company raised $600,000 of debt with conversion features, converting such debt into equity at the option of the holders at exercise prices ranging from $0.30 to $0.60 a share. The beneficial conversion rights have been valued at $600,000 and are being amortized over the life of the related debt.

FY 2014 (Year Ended May 31, 2014)

b.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $1.20 a share. The beneficial conversion rights have been valued at $107,500 and are being amortized over the life of the related debt.

c.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 122,768 shares of its common stock for $73,428 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 47,833 shares of common stock at a price of $1.20 per share to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company agreed to issue 116,667 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

e.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 222,747 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

f.	The Company agreed to issue 103,333 shares of its common stock for $217,000 to two consultants and warrants to purchase 100,000 shares of Company common stock to one of the consultants valued at $2,834. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. Such shares are exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

g.	In March 2014, the Company raised $400,000 through the sale of 333,333 shares to accredited investors.

FY 2015 (Year Ended May 31, 2015)

h.	On July 16, 2014, the Company issued 666,667 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 10.

i.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

j.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

k.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. The Company agreed to issue 648,562 shares of common stock to settle claims totaling $466,000. The shares were issued in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

l.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. The Company agreed to issue 418,669 shares of common stock to settle claims totaling $502,408. The shares were issued in September 2014.

m.	On February 19, 2015, the Company issued 50,000 shares of common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed.

n.

For the period March 15, 2015 through the date of this report, 833,330 shares of common stock have been subscribed for under the PPO and the Company received proceeds of approximately $500,000. The shares were issued on April 7, 2015.

o.	As described above, effective March 16, 2015, the Company agreed to issue 4,387,879 shares of common stock for the conversion of notes payable and accrued interest totaling $1,316,365. The shares were issued on April 1, 2015.

p.	As described above, the Company entered into final supplemental agreement with a bridge note holder to settle all outstanding claims. The Company agreed to issue 256,486 shares of common stock to settle claims totaling $207,754. The shares were issued on April 1, 2015.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of ASC 718, "Compensation – Stock Compensation."

A. Options

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	98,667	$8.63
Granted	1,181,250	1.20
Exercised	—	—
Expired or cancelled	(32,000)	11.23
Outstanding at May 31, 2014	1,247,917	1.53
Granted	—	—
Exercised	—	—
Expired or cancelled	(66,667)	7.38
Outstanding at February 28, 2015	1,181,250	$1.20

The following table summarizes information about options outstanding and exercisable at February 28, 2015:

	Options Outstanding and Exercisable
	Shares Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$1.20	1,181,250	9.14	$1.20	1,181,250

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest/earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	78,336	$5.69
Granted	2,401,043	1.34
Exercised	—	—
Expired or cancelled	(78,336)	5.69
Outstanding at May 31, 2014	2,401,043	1.34
Granted	703,613	1.20
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 28, 2015	3,104,656	$1.31

The following table summarizes information about warrants outstanding and exercisable at February 28, 2015:

	Outstanding and exercisable
	Shares Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 to $1.20	3,004,656	4.39	$1.20	3,004,656
$0.05 to $0.20	100,000	1.73	4.50	100,000
	3,104,656	4.56	$1.31	3,104,656

Warrants issuances were as follows:

1.   Warrants to purchase 622,947 shares of common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

2.   Warrants to purchase 80,666 shares of common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46 - $1.87; strike price - $1.20; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. See Note 10.

3.   As discussed above, warrants to purchase 833,330 shares of common stock were issued under the PPO.

8.	LICENSE AGREEMENTS

The Company earned all of its revenue from one customer under the following agreements.

Master Agreement – License of (“PEMS-SF”™)

On July 10, 2014, the Company entered into a Master Agreement to license our Process and Event Management System (“PEMS-SF”™) with Tatung Corporation (“Tatung”).

The basic fee generation structure of the Agreement allows for (1) a one-time licensing fee for each PEMS-SF-enabled stations or subsystems installed, (2) separate fees of up to 10% of the software fees for software updates, maintenance and technical support, (3) on-going service fees based on units of products manufactured utilizing PEMS-SF; and (4) an annual service fee for cloud-based services and data storage.

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

Revenue recognized under the Master Agreement amounted to $66,500 and $165,496 for the three and nine months ended February 28, 2015 and 2014, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $75,700 and $95,700 for the three and nine months ended February 28, 2015 and 2014, respectively.

9.	PROVISION FOR INCOME TAX BENEFITS

The provision for income tax benefits of $0 and $35,840 for the three and nine months ended February 28, 2015, respectively, represents the reversal of over accruals from prior periods.

10.	COMMITMENTS

Leases

The Company sublet office space on a month-to-month basis from a company affiliated with its chief executive officer at a rate of $1,668 per month through September 2014.

Effective October 1, 2014, the Company entered into two one-year leases for its office space at a total monthly rental of $1,874. The leases expire on September 30, 2015 but can be renewed for two additional one-year terms.

Rent expense for the three months ended February 28, 2015 and 2014 was $6,034 and $5,004, respectively. Rent expense for the nine months ended February 28, 2015 and 2014 was $16,042 and $15,012, respectively.

Consulting Agreements

On July 1, 2013, the Company entered into a consulting agreement whereby the consultant would be paid in shares of the Company’s common stock in lieu of cash after achieving certain milestones. 666,667 shares were issued on July 16, 2014 upon the consummation of an agreement with a customer, another 1 million shares each will be issued upon gross revenue receipts of $500,000, $2,000,000 and $4,000,000, respectively.

On November 20, 2013, the Company entered into a one-year consulting agreement whereby the consultant received 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock exercisable at prices ranging from $3.00 to $6.00 per share. In addition, the consultant is entitled to a 7% finder’s fee on the gross consideration paid for an acquisition identified by the consultant. This agreement has expired and we have no finder’s fee commitment.

On March 4, 2014, the Company entered into a one-year consulting agreement which includes cash payments of $3,500 per month and the issuance of warrants to purchase 7,333 shares of common stock per month. The warrants carry a three-year term from the issuance date and an exercise price of $1.20.

On February 19, 2015, the Company entered into a one-year consulting agreement whereby the consultant received a payment of $5,000 and 50,000 shares of common stock valued at $1.20 per share. In addition, the consultant is entitled to payments of $5,000 per month for the duration of the agreement if and when the Company receives $500,000 or more in debt or equity financing.

11.	BUSINESS SEGMENT INFORMATION

As of December 1, 2014, the Company had two operating segments, Arkados and AES.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based primarily on income (loss) from operations.

Operating results for the business segments of the Company were as follows:

	Arkados	AES	Consolidated

Three Months Ended February 28, 2015
Revenues	$142,200	$-	$142,200
Loss from operations	(492,651)	(95)	(492,746)

Three Months Ended February 28, 2014
Revenues	-	-	-
Loss from operations	(382,700)	-	(382,700)

Nine Months Ended February 28, 2015
Revenues	261,196	-	261,196
Loss from operations	(1,942,138)	(13,417)	(1,955,555)

Nine Months Ended February 28, 2014
Revenues	-	-	-
Loss from operations	(1,061,484)	-	(1,061,484)

Total assets for the business segments of the Company were as follows:

February 28, 2015 (unaudited)	$28,187	$46,466	$74,653
May 31, 2014	129,729	-	129,729

12.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing. As discussed in more detail in Notes 5 and 6 above, the following transactions occurred after February 28, 2015:

a.	In March 2015, the Company sold 833,330 Units under the PPO and received proceeds of approximately $500,000. 833,330 shares of common stock were issued on April 7, 2015,
b.	On April 1, 2015, the Company issued 4,387,879 shares of common stock for the conversion of notes payable and accrued interest.
c.	On April 1, 2015, the Company issued 256,486 shares of common stock to a bridge note holder to settle all outstanding claims.

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

Arkados Group, Inc., through its subsidiaries (together, the "Company"), is a global provider of scalable and interoperable Internet of Things solutions focused on industrial automation and energy management. We execute our business as a software developer and system integrator focused on developing unique, cutting-edge solutions that enable machine to machine communications with specific applications for Smart Lighting, Smart Factory and Smart Building. We have strong partnerships with Tatung Corporation ("Tatung"), a major developer of advanced technologies and global network of operation, and ST Microelectronics, Inc. ("STMicroelectronics"), a leading worldwide manufacturer of semiconductor chips. Each of these relationships enhances our ability to capitalize globally on the emerging opportunities for IoT and Smart Facility applications.

As a software developer, we design licensable middleware and application software that is integrated into circuit boards and modules for incorporation into various types of IoT products, such as smart lighting, smart cameras, sensors and EV charging stations, As a system integrator, we incorporate the software and modules into products that we design with our partners and sell directly to property and facilities owners.

We remain engaged in the process of seeking settlements with certain of our unsecured creditors from the periods prior to the Asset Sale to STMicroelectronics in December 2010.

We have executed several agreements that have enabled us to provide the services contemplated in the industrial automation industry. While we have begun to generate revenue from operations of our Arkados, Inc. subsidiary during the quarter ended November 30, 2014, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

We have commenced operations for our wholly-owned subsidiary, Arkados Energy Solutions, LLC ("AES"); however this has not generated revenue as yet.

We effected a reverse 1-for-30 split of our common stock on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the Securities and Exchange Commission ("SEC") on February 24, 2015.

Corporate Background

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc. (hereafter, when referring to the operations, we may refer to Arkados, Inc. as “Arkados”), a Delaware corporation and AES, a Delaware limited liability company. Our two subsidiaries combine to create unique opportunity to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

Arkados

Arkados, Inc., our software development subsidiary, develops proprietary, cloud-based device and system management software solutions, LinqUSP™ and the Process and Event Management System (PEMS)™ as well as delivering software services and support. Arkados, Inc. sells its software and services through an OEM/ODM relationship with Tatung, a channel relationship with STMicroelectronics as well as through AES.

The Company underwent a significant restructuring commencing December 23, 2010 through which substantially all of its assets were acquired by STMicroelectronics N.V. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the Form 8-K filed December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company existing at the time of the Asset Sale, continued through February 28, 2015 and the date of this report. We have yet to issue 954,534 shares of our common stock that is due to approximately 20 former holders of unsecured debt for which we are awaiting necessary information. Once we have received the information required, these shares will be promptly issued.

AES

AES, our system integration subsidiary, was organized in 2013 but did not commence operations until early 2015. AES provides energy conservation and management services and solutions to commercial and residential buildings throughout the northeastern United States. These services include energy management assessments and recommendations for the implementation of LED lighting and building controls and automation to help owners and managers save money. AES sells its services directly to building owners and managers.

Industry Background & Market Opportunities

Arkados is positioning itself at the intersection of two revolutionary driving forces: the proliferation of the Internet of Things and the intensifying, worldwide focus on the Energy Management and the Smart Grid. As these drivers converge to change the way we work, live and interact with the objects around us, Arkados is positioning itself as a leading player in developing innovative solutions that address the needs of customers across multiple industrial industries.

A.	Internet of Things

The Internet of Things (IoT) is a concept describing a network of interconnected objects otherwise known as machine to machine communication. The IoT goes beyond just objects talking to other objects and includes device and sensor capabilities in performing functions such as gathering data, sending communications and learning behaviors through machine learning and analytics. The IoT represents an explosive internet phenomenon that is estimated to grow to include upwards of 50 billion connected objects by 2020 according to Cisco Systems. The IoT is expected to usher in a transformative era in virtually all industries much like the internet revolution transformed our world beginning 20 years ago.

The IoT is not a new concept. The cellular telephone is a wireless device connected to a network and has been in existence for over 30 years. What is new is the ability to connect virtually any object and assign and enable a purpose for that connectivity. For example, a small sensor in embedded in the soil of your house plants to send you an email or text when the plant needs watering. Taken a step further, that same sensor communicating the need for water to a sprinkler system with a connected actuator that will automatically water the plant when the sensor calls for water, followed by a text message to you stating not only that the watering was completed, but how much water was used, how it compared to the previous watering, what the trending temperatures and moisture readings for the day were, etc.

The main drivers making the IoT a reality are the advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies. The compounding effects of these advancements taken in sum come together to create a world that is potentially more comfortable, safe, productive and intelligent.

The Internet of Things, according to the Gartner Group, will consist of 26 billion connected devices (not including phones and tablets) by 2020. In 2008, the number of devices connected to the internet surpassed the number of human beings on earth. The market size for IoT overall, according to BI Intelligence, will reach 18 billion devices by 2018. Whatever the estimate, the numbers are very large and the opportunity is extraordinary. A subset of this overall market is the Industrial IoT, which includes 2 key components: a) the connection of industrial machine sensors and actuators to local processing and to the internet, and b) the onward connection to other important industrial networks that can independently generate value. Our focus is on Smart Building, Smart Factory and Smart Lighting applications. The market size of the Industrial IoT is expected to grow from $20 billion in 2012 to $514 billion in 2020, representing a CAGR of 50.05%. Furthermore, according to Global Information, Inc., the Smart Building market will grow to $214 billion by 2020 with a CAGR of 17%.

We believe Arkados is uniquely positioned to become a significant player in the Internet of Things ecosystem for the following reasons:

1.)	Relationship with Tatung, STM and other significant players
a.	Commitment with manufacturer for inclusion of proprietary software in all IoT products
b.	Partnership on key customer engagements for intermediate and long term revenue
c.	Insight into key product development and other market related intelligence
2.)	Knowledge and experience in IoT technology design
3.)	Financial backing from significant industry players
4.)	Software design expertise, with specific experience in PLC, wireless and hybrid solutions for the broadband space

B. Energy Management/Smart Grid

The Smart Grid, electric meters with enhanced communication capabilities and essential components of the smart grid, are becoming more prevalent. In 2011, more than 23% of all U.S. electrical customers had smart meters. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity.

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The current prevailing trend in the smart grid technology market is the upgrading of old technology as well as adopting a new technology, both of which will lead to a more efficient usage of electricity. It is estimated that the increase in investment from federal, state, and foreign governments, as well as from utilities themselves is expected to reach $1 billion in the next five years

The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and it the gateway to the home/building area network. From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to the wide area network and implementing demand response protocols.

Smart grid intends to modernize the power grid by using the latest technology that supports the utility to reduce the transmission and distribution loss.  Smart grid can balance the electricity supply and demand. It can improve the grid reliability by monitoring the frequency and duration of power outages and the number of disturbances, including reduction of the possibility of regional blackouts. Smart grid will improve the efficiency and dependability in energy distribution and assist in optimizing utilization of resources. Reduction in transmission and distribution loss, coupled with an increase in energy efficiency, is one of the major drivers of this market. The governments of various countries are playing important roles in the commercialization of this and passing on mandates and regulations for the same. The high cost of installation of the entire smart grid network is one of the restraints of the smart grid market. Another major restraint is the lack of interoperability of standards. There is a huge amount of investment currently in this market, which is an opportunity for the growth of those in the market. Prepaid electricity is also en-route, wherein the users will prepay for the electricity that will be consumed by them. Lack of interoperability standards exists at all the levels in a system, especially between countries. There are numerous service providers across the globe with different standards of operating and creating a consensus is very important for the growth of any industry. This is lacking in the smart grid market as every country has its own rules and mandates. This leads to a slower adoption of technology and increases risks for the industry as a whole, including a negative return on investment where large upfront investment is required

The electric grid as we know it today has been a core part of our infrastructure for nearly 100 years. According to the U.S. Department of Energy, the power grid is the largest interconnected machine on Earth, consisting of 9200 electric generating units and more than 1,000,000 megawatts of generating capacity connected to more than 300,000 miles of transmission lines. This power grid has a 99.97% uptime, but even the small number of outages and disruptions cost the economy $150 billion per year.

As our economy grows, so does the cost of producing electricity, particularly when also factoring in the opportunity cost. Since 1982, growth in peak demand for electricity, driven by population growth, larger homes with more electricity-consuming devices, has exceeded transmission growth by almost 25% every year. Alternatively, spending on research and development in this area is among the lowest of all industries.

Energy is the backbone to the growth in developed economies and has evolved into a patchwork of additions and augmentations that is more susceptible to black outs, outages, disruptions, inefficiency and national security vulnerabilities. The grid has certainly served us well, however future energy demands will continue to strain this aged infrastructure and revolution is underway with evidence from several drivers, including:

1.)	Utility companies MUST upgrade: increased demand is approaching the point where many utility companies will not be able to meet peak demand
2.)	Government incentive: The U.S. Government has appropriated $11 billion through the American Recovery and Reinvestment Act of 2009 to fund projects for “clean, efficient American energy.”

Smart meter roll out: Smart meters are becoming ubiquitous, which sets the stage for the introduction of new technologies on both the delivery and consumption sides of the equation.

While utility companies already maintain communication between the central generation facility and substations, the smart grid will enable decentralization of energy delivery (source), opening the door for renewable energy usage. In addition, the expansion of that communication network will facilitate end-to-end two-way communication between the utility and the end user, creating an opportunity for solution providers in the FAN/HAN space.

It is in this area where Arkados plans, in part, to concentrate its efforts in energy management: using IoT to enable more efficient use of energy. We believe Arkados is uniquely positioned to become a significant player in the smart grid for the following reasons:

1.)	Relationship with Tatung and STMicroelectronics:
a.	Software development for product releases
b.	Partnership on key customer engagements for intermediate and long term revenue
c.	Insight into key product development and other market related intelligence
2.)	Knowledge and experience in smart grid technology design
3.)	Financial backing from significant industry players
4.)	Software design expertise, with specific experience in PLC, wireless and hybrid solutions for the broadband space

Arkados' position, as it relates to the Smart Grid, is one of a facilitator of demand response, particularly as it relates to the local area network and its integration with the Smart Grid. The gateway and meter bridge products of Tatung, utilizing the PLC capabilities of STMicroelectronics and the device and system management software of Arkados, comprise a very unique and valuable set of features that allow us to compete in the Smart Grid marketplace. In addition, our solutions comprise machine to machine (M2M) communication for the Internet of Things, which represents even larger opportunities.

Sales Force Development

Arkados

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

AES

We expect to develop our direct sales force to focus mainly on opportunities in the northeastern region of the United States. These sales activities target commercial facilities owners and managers of virtually all kinds, including commercial office buildings, warehouses, hotels, hospitals, etc. Regularly, we will work with partners such as construction companies and property managers to reach the end customers. For the foreseeable future, we expect to maintain our focus on the current region and penetrate the large number of opportunities that exist there. We anticipate supplementing our direct sales force with other representatives and channel partners. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us.

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for home automation services.

Research and Development

Arkados

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

AES

AES has no research and development activities at this time.

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

Arkados

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

AES

The competition for LED lighting and building automation solutions is highly competitive. Large LED lighting companies such as General Electric, Phillips and Cree, as well as a large number of China-based manufacturers represent significant competition to AES for LED lighting and companies such as Johnson Controls, Rockwell Automation and Schneider Electric represent significant competition to AES for building automation solutions. While these companies potentially represent sources of product for AES as a system integrator, there are situations where these companies are competing directly with AES, particularly for large commercial customer opportunities. We also face competition from a large number of Energy Savings Companies (ESCOs) in the northeast region of the United States.

Results of Operations

Arkados

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

AES

AES has begun marketing its services and solutions beginning in February 2015 and to date, has been engaged by two major customers for the provision of energy savings services, including the provision of LED lighting retrofit services. AES’ direct sales force is in the process of building a sales pipeline that is expected to generate additional revenue in subsequent periods.

Since inception, we have incurred losses of approximately $37.8 million.   Since May 31, 2014, our loss from operations increased by approximately $894,000 over the same nine month period last year, mostly as a result of ramping up of operations. We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

Consolidated

	Three Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$142,200	$-	$142,200
Cost of goods sold	-	-	-
Selling and general and administrative	574,945	277,408	297,537
Research and development	60,001	105,292	(45,291)
Loss from operations	(492,746)	(382,700)	(110,046)
Interest expense	(104,320)	(104,469)	149
Other income	-	-	-
Gain on settlement of debt	-	-	-
Loss before income tax benefits	(597,066)	(487,169)	(109,897)
Provision for income tax benefits	-	-	-
Net loss	$(597,066)	$(487,169)	$(109,897)

	Nine Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$261,196	$-	$261,196
Cost of goods sold	-	-	-
Selling and general and administrative	2,016,313	936,223	1,080,090
Research and development	200,438	125,261	75,177
Loss from operations	(1,955,555)	(1,061,484)	(894,071)
Interest expense	(363,703)	(299,742)	(63,961)
Other income	124,793	-	124,793
Gain on settlement of debt	44,071	-	44,071
Loss before income tax benefits	(2,150,394)	(1,361,226)	(789,168)
Provision for income tax benefits	35,840	-	35,840
Net loss	$(2,114,554)	$(1,361,226)	$(753,328)

For The Three Months Ended February 28, 2015 and February 28, 2014

During the three months ended February 28, 2015, Arkados recorded revenue of $142,200 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the three months ended February 28, 2014. During the three months ended February 28, 2015 and 2014, AES did not have revenue.

Total operating expenses for the three months ended February 28, 2015 was $634,946 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $60,000 related to the issuance of 50,000 shares of common stock under the terms of an investor relations agreement. During this period, we also incurred net research and development expenses of $60,001 relating to development of new technology. This is compared to total operating expenses for the three months ended February 28, 2014 of $382,700, consisting mainly of salaries to our management, professional fees and promotional expenses. We also incurred net research and development expenses of $105,292.

Interest expense on our existing debt for the three months ended February 28, 2015 and 2014 was $104,320 and $104,469, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $77,659 and $83,772 for the three months ended February 28, 2015 and 2014, respectively.

For The Nine Months Ended February 28, 2015 and February 28, 2014

During the nine months ended February 28, 2015, we recorded revenue of $261,196 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the nine months ended February 28, 2014. During the nine months ended February 28, 2015 and 2014, AES did not have revenue.

Total operating expenses for the nine months ended February 28, 2015 was $2,216,751 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $1,060,000 related to the issuance of 716,667 shares of common stock under the terms of two agreements. We also incurred net research and development expenses of $200,438 relating to development of new technology. This is compared to total operating expenses for the nine months ended February 28, 2014 of $1,061,484, consisting mainly of consulting expenses and professional fees. During this period, we incurred consulting fees of $210,000 related to the issuance of 100,000 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $125,261.

Interest expense on our existing debt for the nine months ended February 28, 2015 and 2014 was $363,703 and $299,742, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $269,322 and $239,788 for the nine months ended February 28, 2015 and 2014, respectively. Interest expense increased as the result of the issuance of additional convertible notes.

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

The provision for income tax benefits of $35,840 for the nine months ended February 28, 2015 represents the reversal of over accruals from prior periods.

Arkados Segment

	Three Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$142,200	$-	$142,200
Cost of goods sold	-	-	-
Selling and general and administrative	574,850	277,408	297,442
Research and development	60,001	105,292	(45,291)
Loss from operations	$(492,651)	$(382,700)	$(109,951)

	Nine Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$261,196	$-	$261,196
Cost of goods sold	-	-	-
Selling and general and administrative	2,002,896	936,223	1,066,673
Research and development	200,438	125,261	75,177
Loss from operations	$(1,942,138)	$(1,061,484)	$(880,654)

For The Three Months Ended February 28, 2015 and February 28, 2014

During the three months ended February 28, 2015, Arkados recorded revenue of $142,200 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the three months ended February 28, 2014.

Total operating expenses for the three months ended February 28, 2015 was $634,851 consisting primarily of salaries of our management, consulting expenses, investor relations expenses and professional fees. During this period, we incurred consulting fees of $60,000 related to the issuance of 50,000 shares of common stock under the terms of an investor relations agreement. During this period, we also incurred net research and development expenses of $60,001 relating to development of new technology. This is compared to total operating expenses for the three months ended February 28, 2014 of $382,700, consisting mainly of salaries to our management, professional fees and promotional expenses. We also incurred net research and development expenses of $105,292.

For The Nine Months Ended February 28, 2015 and February 28, 2014

During the nine months ended February 28, 2015, we recorded revenue of $261,196 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for the nine months ended February 28, 2014.

Total operating expenses for the nine months ended February 28, 2015 was $2,203,334 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $1,060,000 related to the issuance of 716,667 shares of common stock under the terms of two agreements. We also incurred net research and development expenses of $200,438 relating to development of new technology. This is compared to total operating expenses for the nine months ended February 28, 2014 of $1,061,484, consisting mainly of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $210,000 related to the issuance of 100,000 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $125,261.

AES Segment

	Three Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Selling and general and administrative	95	-	95
Research and development	-	-	-
Loss from operations	$(95)	$-	$(95)

	Nine Months Ended
	February 28,		Change
	2015	2014	$

Net sales	$-	$-	$-
Cost of goods sold	-	-	-
Selling and general and administrative	13,417	-	13,417
Research and development	-	-	-
Loss from operations	$(13,417)	$-	$(13,417)

For The Three and Nine Months Ended February 28, 2015 and February 28, 2014

AES began operations in fiscal 2015. During the three and nine months ended February 28, 2015, no revenue was recorded. AES will start earning revenue in the fourth quarter of fiscal 2015.

Total operating expenses for the three and nine months ended February 28, 2015 was $95 and $13,417. Operating expenses for the nine month period consisted primarily of website expenses.

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

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements.

As of February 28, 2015, we had cash of $9,948 and negative working capital of approximately $3.1 million compared to cash of $118,505 and negative working capital of approximately $3.8 million at May 31, 2014, an overall reduction in the working capital deficit of approximately $700,000. The change in working capital since May 31, 2014 has resulted from $200,000 received in new financing during the year as described above, an advance from an employee of AES of $40,000 used for a deposit for the acquisition of inventory, a decrease of $348,557 in cash used in operating activities to pay current expenses, and a decrease of $8,519 in prepaid expenses and other current assets. In addition, however, we experienced net decreases in our liabilities as follows: $1,249,944 decrease in our debt which was settled in exchange for equity issued, $466,000 decrease in notes payable which was settled in exchange for equity issued net of an increase of $310,337 in accounts payable and accrued expenses .

On March 15, 2015, the Company commenced a private placement offering ("PPO") for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a "Unit") for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a "best efforts" "any-or-none" basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO will close on May 15, 2015 unless extended by the Company. For the period March 15, 2015 through the date of this report, 833,330 Units have been subscribed for under the PPO and the Company received proceeds of approximately $500,000. The proceeds will be used for working capital purposes.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.   As of February 28, 2015, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

Revenue Recognition

Arkados

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

License revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met. Deferred revenue represents license revenues billed but not yet earned.

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is performed.

Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. ASC 718, "Compensation – Stock Compensation" (“ASC 718”) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We did not have any market risk sensitive instruments outstanding during this period.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended February 28, 2015.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended February 28, 2015. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties. There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2014 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended February 28, 2015 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed Form 10-K .

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On March 31, 2015, the holders of the Company’s convertible debt provided notice of conversion, resulting in the Company issuing 4,387,379 shares of its common stock to those holders. There were no proceeds to the Company from these issuances. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Also, on March 31, 2015, the Company issued 256,486 shares of its common stock to a holder of unsecured debt of the Company in conjunction with a settlement reached with the holder at the time of the asset sale from Arkados, Inc. to ST Microelectronics. There were administrative delays that previously prevented the issuance of the shares and there were no proceeds to the Company from the issuance. This issuance was of restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

On April 7, 2015, the Company issued 833,330 shares of its common stock to two investors in a private offering of common stock and warrants. The terms of the Securities Purchase Agreement were substantially similar to those set forth in the Security Purchase Agreement filed with the SEC as Exhibits 10.69 and 10.70 to the November 2013 Form 10-Q filed on January 15, 2014. The stock was offered at $0.60 per share and the accompanying warrant at $2.00 per share. These sales resulted in proceeds to the Company of $500,000 which was used for working capital of the Company. These issuances were restricted shares, issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101	The following material from Arkados Group, Inc.’s Form 10-Q Report for the quarter ended February 28, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) the Notes to Consolidated Financial Statements.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.

Dated: April 14, 2015

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

