Form 10-K
period 2015-05-31
ARKADOS GROUP, INC.
filed 2015-08-27
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2015

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

Issuer’s telephone number: (862) 373-1988

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

Yes  ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (2,736,527) computed by reference to the price ($0.60) at which the common equity was last sold on the last day of our most recently completed second fiscal quarter (November 30, 2014) was $1,641,916. (1)

The number of shares outstanding of the registrant’s common stock, as of the last practicable date, August 27, 2015, was 11,996,500.

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

i

ARKADOS GROUP, INC.

FISCAL 2015 FORM 10-K

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

NOTE RE: CERTAIN MARKS

This Annual Report on Form 10-K contains registered and unregistered trademarks of Arkados Group, Inc. and its subsidiaries and other companies, as indicated.  Unless otherwise clear from the context or noted in this Annual Report, marks identified by “ ® ” and “™” are registered marks and trademarks of Arkados Group, Inc. or its subsidiaries.  All other trademarks and service marks are the property of their respective owners.   HomePlug ® is a registered trademark of the HomePlug Powerline Alliance.

iii

PART I

ITEM 1. BUSINESS

General

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc. (hereafter, when referring to the operations, we may refer to Arkados, Inc. as “Arkados”), a Delaware corporation and Arkados Energy Solutions, LLC (hereafter, when referring to the operations, we may refer to Arkados Energy Solutions, LLC as “AES”), a Delaware limited liability company. Our two subsidiaries combine to create unique opportunity to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

The Company underwent a significant restructuring after December 23, 2010 when substantially all of its then-existing assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company, continued through May 31, 2015 and the date of this report.

Following the Asset Sale, the Company has shifted its focus towards development of a universal platform that provides software solutions for smart grid and smart applications primarily in the areas of energy management, health care, smart industrial machines and building security and smart building.

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

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and all other reports, and amendments to these reports, required of public companies with the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Copies of our fiscal year 2015 Form 10-K may also be obtained without charge by mailing a request to us at 211 Warren Street, Suite 320, Newark, New Jersey 07103 or by calling us at (862) 373-1988.

Overview

Business

Arkados

Arkados, our software development subsidiary, develops proprietary, cloud-based device and system management software solutions, LinqUSP™ and the Process and Event Management System (PEMS)™ as well as delivering software services and support. Arkados sells its software and services through an OEM/ODM relationship with Tatung, a channel relationship with STMicroelectronics as well as through AES.

The Company underwent a significant restructuring commencing December 23, 2010 through which substantially all of its assets were acquired by STMicroelectronics N.V., as disclosed in the Form 8-K filed December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company existing at the time of the Asset Sale, continued through May 31, 2015 and the date of this report.

AES

AES, our energy conservation and lighting system integration subsidiary, was organized in 2013 but did not commence operations until early 2015. AES provides energy conservation and management services and solutions to commercial and residential buildings throughout the northeastern United States. These services include energy management assessments and recommendations for the implementation of LED lighting and building controls and automation to help owners and managers save money. AES sells its services directly to building owners and managers.

Recent Announcements

Other than as discussed in our filed reports on Form 8-K, there have been no public announcements within the two-year period preceding the date of this report regarding new products or services.

Dependence on Financing Activities

We generated revenue during fiscal year 2015, however, such revenue was not sufficient to cover our operating expenses and therefore, we remained dependent on outside sources of financing by former officers, directors, investors and related parties for our operations. Any such financing of operating expenses occurred through convertible debt and equity (common stock). Recent offerings of stock and convertible debt are set forth under the heading “Recent Sales Of Unregistered Securities” in Part II of this report as well as the quarterly reports on Form 10-Q and the interim reports on form 8-K filed during the last fiscal year.

Following the December 23, 2010 Asset Sale, the Company engaged in the process of finalizing settlement and release agreements with its secured creditors, other noteholders, former employees and its other unsecured creditors. As a result of the Asset Sale and our restructuring, we reached settlement on approximately $16.8 million of our pre-existing debt, which has been either released or converted to a right to receive common stock of the Company. Since May 31, 2014 and as of the date of this report, we fully and finally settled $2.9 million of unsecured debt existing at the time of the Asset Sale to ST Micro. We intend to offer settlements for any remaining unsecured debt outstanding in exchange for the Company’s agreement to issue shares of its common stock at the rate of one share for each $1.20 of principal and interest exchanged. The issuance of shares of the Company’s common stock is claimed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) for exchanges of securities of the same issuer without payment of solicitation fees and Section 4(a)(2) for sales not involving a public offering. The issuance of the warrants is claimed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

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

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The current prevailing trend in the smart grid technology market is the upgrading of old technology as well as adopting a new technology, both of which will lead to a more efficient usage of electricity. It is estimated that the increase in investment from federal, state, and foreign governments, as well as from utilities themselves is expected to reach $1 billion in the next five years

The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and it the gateway to the building area network. From the perspective of the end user (residential or industrial), in-building devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to the wide area network and implementing demand response protocols.

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

As our economy grows, so does the cost of producing electricity, particularly when also factoring in the opportunity cost. Since 1982, growth in peak demand for electricity, driven by population growth, buildings with more electricity-consuming devices, has exceeded transmission growth by almost 25% every year. Alternatively, spending on research and development in this area is among the lowest of all industries.

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

Arkados’ position, as it relates to the Smart Grid, is one of a facilitator of demand response, particularly as it relates to the local area network and its integration with the Smart Grid. The gateway and meter bridge products of Tatung, utilizing the PLC capabilities of STMicroelectronics and the device and system management software of Arkados, comprise a very unique and valuable set of features that allow us to compete in the Smart Grid marketplace. In addition, our solutions comprise machine to machine (M2M) communication for the Internet of Things, which represents even larger opportunities.

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

Strategic Relationships

We continue to foster our relationships with STMicroelectronics and Tatung. Each of these relationships will allow Arkados to engage in our devised strategy of developing software and platform solutions for building automation services.

Research and Development

Arkados

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible without our current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, building networks and the Internet of Things within the smart building/smart grid industries via our strategic partnerships. We may engage in certain activities in pursuit of further commercial development as opportunities arise from these relationships.

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

We continue to maintain our license with STMicroelectronics for patents relating to building automation services. In addition, we maintain the federal registration of our “Arkados” mark.

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

Employees

The Company had 6 employees as of May 31, 2015. As of May 31, 2015, we had not reached settlements with respect to approximately $179,000 in compensation to one former employee. None of our former employees were parties to collective bargaining agreements.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing. Technical, accounting and other functions are also critical to our continued and future success.

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

Risks Related To Our Operations

Our AES subsidiary engages in Oil to Natural Gas boiler conversion services which are susceptible to fluctuations in energy costs.

The price of natural gas versus oil are commodities and each varies a great deal based on supply and demand, economic conditions, political conditions, regulation and other supply-related factors (i.e. new discoveries or technologies for extraction). As a result of these factors, the comparative rates may become disadvantageous to a conversion to natural gas at any time, causing demand for conversion services to drop dramatically for indeterminate periods of time.

The services of our AES subsidiary require General Contractor services and other supervision which may increase our Liability Exposure.

Natural gas installation includes the attendant risks of carbon monoxide poisoning, combustibility, and other hazards, particularly those that may arise as a result of improper installation. Our services require that we evaluate and recommend subcontractors, unrelated to us, and outside of our control and to further act in a supervisory capacity on conversion projects. This involves potential additional liability to us that may be mitigated by insurance and additional stringent controls. There is no guarantee however, that we will be able to fully mitigate such liability.

At present, our Sales are concentrated in a few customers.

Both of our operating subsidiaries, AES and Arkados Inc. have sales that are presently concentrated within a few customers. If any of these customers, in particular, the customers that provide the most significant percentage of revenue no longer are customers, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to a significant cash flow problems. See also the risk described as “Dependence on Financing” below.

Risks Related to Our Financial Condition

Dependence on financing.

Although, we have started to generate revenue, such revenue is not sufficient to cover our operating expenses, and therefore, we remain dependent on outside sources of financing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. If we are unable to obtain financing, we may have to suspend operations, sell assets and will not be able to execute our business plan.

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

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Currently we have retained the services of a full-time Chief Executive Officer but have not retained other management or other full-time staff and rely almost exclusively on outside independent contractors to meet our operational and development needs. Any inability or postponement in retaining full-time staff could result in delays in development or fulfillment of any current strategic and operational plans. As a small company, we depend upon the issuance of equity securities to continue to attract and maintain such key personnel. These additional issuances dilute existing shareholders and may also adversely affect our ability to obtain financing for the Company.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of May 31, 2015 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2016. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff. If material weaknesses and deficiencies are detected or continue to remain unresolved, it could cause investors to lose confidence in our financial statements and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.  Our stock price, ability to obtain financing and the listing of our common stock on the OTCQB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

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

SEC Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person’s account for transactions in penny stocks; and

·	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

The market price of our common stock may be adversely affected by several factors.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

·	our ability to execute our business plan;
·	operating results below expectations;
·	announcements of technological innovations or new products by us or our competitors;
·	loss of any strategic relationship;
·	industry developments;
·	economic and other external factors; and
·	period-to-period fluctuations in our financial results.

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

Executive Officers of the Registrant

Our executive officers as of August 27, 2015 are:

Name	Position

Terrence DeFranco	Chairman of the Board and sole director, President, CEO and CFO

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Our offices are located at 211 Warren Street, Suite 320, Newark, New Jersey 07103. The facility is approximately 960 square feet, occupied pursuant to a lease that expires on January 15, 2016. The annual rent is approximately $22,500. The lease can be extended for two years upon the mutual consent of the parties at an annual rental of approximately $24,500.

In addition, our AES subsidiary leases offices at Jericho Atrium 500 North Broadway, Suites 155 Jericho, New York 11753. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30. 2018. The average annual rent over the term of the lease is approximately $57.300. This amount does not include taxes for the premises.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is currently quoted on the OTCQB under the symbol “AKDS.” Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share amounts and quotations are reflected on a post-split basis.

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2015 and May 31, 2014 which information was provided by NASDAQ Trading and Market Services.

Fiscal Year ended May 31, 2015
	High Bid	Low Bid
Quarter ended:

May 31, 2015	$5.00	$1.00
February 28, 2015	$2.10	$0.30
November 30, 2014	$1.11	$0.36
August 31, 2014	$1.87	$0.60

Fiscal Year ended May 31, 2014
	High Bid	Low Bid
Quarter ended:

May 31, 2014	$2.30	$0.91
February 28, 2014	$4.20	$0.60
November 30, 2013	$3.60	$1.23
August 31, 2013	$1.50	$0.60

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of May 31, 2015, we had 199 stockholders of record of our common stock.

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

Recent Sales Of Unregistered Securities; Use of Proceeds From Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-Q and Form 8-K. In addition, subsequent to the period covered by this report, the following transactions took place:

In June 2015, 753,334 units have been subscribed for under the Company’s March 2015 private placement offering and the Company received proceeds of $452,000. Each unit contains one share of common stock and a warrant to purchase shares of common stock at $2.00 per share. The warrants are immediately exercisable and have a term of three years.

On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. In addition, the Company issued options to these individuals to purchase a total of 1,300,000 shares of common stock at $0.60 per share. The options vested immediately and are exercisable for three years.

These securities were issued pursuant to the exemption set forth in Section 4(a)(2) of the Securities Act of 1933. The proceeds to the Company were used entirely for working capital.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2015:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	1,012,500	$1.20	2,085,417

Total	1,012,500	$1.20	2,085,417

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 200,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 333,333. The Plan was later amended in March 2007 and November 2008 to increase this amount to 500,000 and 750,000, respectively. The term was most recently extended by our Board for an additional 10 years, in April 2014, as well as amending the Plan to increase the amount of shares for which option grants could be exercised to 3,333,333. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan had been administered by the Compensation Committee of our board of directors.

We believe all of the options granted pursuant to the 2004 Plan have been terminated in accordance with the terms of the 2004 Plan as a result of the termination of employees and consultants in conjunction with the Asset Sale and settlement and releases obtained therewith.

In addition, in April 2014, our board approved the issuance of additional options to acquire 1,181,250 shares of our common stock at $1.20 per share to key employees, including our CEO, general counsel and head of software development. All of these options are vested.

As of May 31, 2015, there were options to purchase 1,012,500 shares outstanding under the 2004 Plan, as amended, all of which were vested.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K for the fiscal year ended May 31, 2015, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-K speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Overview

Arkados Group, Inc., through its subsidiaries (together, the “Company”), is a global provider of scalable and interoperable Internet of Things solutions focused on industrial automation and energy management. We execute our business as a software developer and system integrator focused on developing unique, cutting-edge solutions that enable machine to machine communications with specific applications for Smart Lighting, Smart Factory and Smart Building. We have strong partnerships with Tatung Corporation (“Tatung”), a major developer of advanced technologies and global network of operation, and ST Microelectronics, Inc. (“STMicroelectronics”), a leading worldwide manufacturer of semiconductor chips. Each of these relationships enhances our ability to capitalize globally on the emerging opportunities for IoT and Smart Facility applications.

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

We have commenced operations for our wholly-owned subsidiary, AES. AES started generating revenue in the fourth quarter of fiscal 2015.

We effected a reverse 1-for-30 split of our common stock on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

Ongoing Negotiations with Certain Creditors

With respect to the classes of remaining creditors at the time of the Asset Sale to ST, the total debt that remained to be settled as of May 31, 2015 included approximately $179,000 due to former employees, and approximately $278,000 to various former vendors. The current CEO of the Company is working diligently to obtain the remaining releases. We anticipate that substantially all of these claims will be settled in exchange for the issuance of common stock of the Company at a price of $1.20 (of the debt settled) per one (1) share of common stock, which is consistent with the offers made to all creditors who have already completed settlements as negotiated in December 2010.

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

Electric meters with enhanced communication capabilities—an essential component of the smart grid—are becoming more prevalent. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity. The growth in the smart grid core and enabled technology market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and is the gateway to the building area network. From the perspective of the end user (residential or industrial), in-building devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to larger interconnected networks and implementing demand response protocols.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of May 31, 2015, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

Revenue Recognition

Arkados

Revenues from software licensing are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition.” Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed. Deferred revenue represents revenues billed but not yet earned

Stock-Based Compensation

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

Impact of Debt with Conversion Features

The Company at times enters into financing transactions whereby such debt instruments contain conversion features into common stock and or may contain detachable equity rights. These debt inducement features may be considered freestanding and or beneficial conversion features in our financial statements pursuant to the accounting guidance under ASC 470-20. These features would be fair valued and recorded as a discount to the debt instrument and amortized over the life of the instrument. Additional valuation features of warrants, conversion features in debt, and similar terms that include “full-ratchet” or reset provisions, which mean that the exercise or conversion price adjusts to pricing in subsequent sales or issuances, no longer meet the definition of indexed to a company’s own stock and are not exempt from equity classification provided in ASC Topic 815-15. This means that instruments that were previously classified in equity are reclassified to liabilities and ongoing measurement under ASC Topic 815. The amount of quarterly non-cash gains or losses we will record in future periods will be based upon the fair market value of our common stock on the measurement date.

Results of Operations

Arkados

We have been diligently undertaking negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell solutions in the energy management and building automation industries to service providers that would include these applications in product or service offerings to their customers.

As described in our prior report (1st quarter 2015), we rolled out to Tatung our Process and Event Management System for Smart Factory (PEMS-SF). This system is intended to improve efficiency of a factory by Arkados’ software solutions residing in the factory’s computer systems and in the Arkados’ cloud computing platform. The PEMS-SF system will have several applications developed, from time to time, by Arkados, for production testing (PTS), logistic material tracking (MTS), environment management (EMS), video analytics (VAS), quality reporting (QRS) and others (as may be developed by Arkados as needed for the customer needs).

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

Since inception, we have incurred losses of approximately $40.1 million.   We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

Consolidated

	Year Ended
	May 31,		Change
	2015	2014	$

Net sales	$484,262	$—	$484,262
Cost of sales	25,645	—	25,645
Selling and general and administrative	4,252,294	2,237,039	2,015,255
Research and development	332,609	200,626	131,983
Loss from operations	(4,126,286)	(2,437,665)	(1,688,621)
Interest expense	(485,469)	(416,672)	(68,797)
Loss on translation adjustment	(116)	—	(116)
Other income	124,793	—	124,793
Gain on settlement of debt	44,071	—	44,071
Reversal of payroll taxes and related penalties and interest payable	—	936,906	(936,906)
Loss before income tax benefits	(4,443,007)	(1,917,431)	(2,525,576)
Provision for income tax benefits	35,840	—	35,840
Net loss	$(4,407,167)	$(1,917,431)	$(2,489,736)

In fiscal 2015, we recorded revenue of $403,852 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for fiscal 2014. AES revenue amounted to $80,410 in fiscal 2015. During fiscal 2014, AES did not have revenue.

Cost of sales totaled $25,645 in fiscal 2015 and represented the cost of lighting sold by AES.

Total operating expenses for fiscal 2015 was $4,584,903 consisting primarily of salaries of our management, consulting expenses, board of director fees and professional fees. During this period, we incurred consulting fees of $1,409,594 related to the issuance of 716,667 shares of common stock and warrants to purchase 66,000 shares of common stock under the terms of various agreements and board of director fees totaling $1,873,611 related to the issuance of common stock and stock options in fiscal 2016 for services performed in fiscal 2015. We also incurred net research and development expenses of $332,609 relating to development of new technology. This is compared to total operating expenses for fiscal 2014 of $2,437,665, consisting mainly of consulting expenses, stock based compensation and professional fees. During this period, we incurred consulting fees of $305,410 related to the issuance of 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock under the terms of a consulting agreement and stock based compensation of $968,092 for stock options issued to officers and key employees. We also incurred net research and development expenses of $200,626.

Interest expense on our existing debt for fiscal 2015 and 2014 was $485,469 and $416,672, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $380,262 and $335,561 for fiscal 2015 and 2014, respectively. Interest expense increased as the result of the issuance of additional convertible notes.

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

The provision for income tax benefits of $35,840 for fiscal 2015 represents the reversal of over accruals from prior periods.

Arkados Segment

	Year Ended
	May 31,		Change
	2015	2014	$

Net sales	$403,852	$—	$403,852
Cost of sales	—	—	—
Selling and general and administrative	4,130,862	2,237,039	1,893,823
Research and development	332,609	200,626	131,983
Loss from operations	$(4,059,619)	$(2,437,665)	$(1,621,954)

In fiscal 2015, we recorded revenue of $403,852 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $-0- revenue for fiscal 2014.

Total operating expenses for fiscal 2015 was $4,463,471 consisting primarily of salaries of our management, consulting expenses, board of director fees and professional fees. During this period, we incurred consulting fees of $1,409,594 related to the issuance of 716,667 shares of common stock and warrants to purchase 66,000 shares of common stock under the terms of various agreements and board of director fees totaling $1,873,611 related to the issuance of common stock and stock options in fiscal 2016 for services performed in fiscal 2015. We also incurred net research and development expenses of $332,609 relating to development of new technology. This is compared to total operating expenses for fiscal 2014 of $2,437,665, consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $305,410 related to the issuance of 100,000 shares of common stock and a warrant to purchase 100,000 shares of common stock under the terms of a consulting agreement and stock based compensation of $968,092 for stock options issued to officers and key employees. We also incurred net research and development expenses of $332,609.

AES Segment

	Year Ended
	May 31,		Change
	2015	2014	$

Net sales	$80,410	$—	$80,410
Cost of sales	25,645	—	25,645
Selling and general and administrative	121,432	—	121,432
Research and development	—	—	—
Loss from operations	$(66,667)	$—	$(66,667)

AES began operations in fiscal 2015 and began earning revenue in the fourth quarter of fiscal 2015. In 2015, revenue totaled $80,410 consisting of the sale of lighting of $35,610 and consulting services to a related party totaling $44,800.

Cost of sales totaled $25,645 in fiscal 2015 and represented the cost of lighting sold. Total operating expenses in fiscal 2015 was $121,432. Operating expenses consisted primarily of salaries and payroll taxes.

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

As of May 31, 2015, we had cash of $234,994 and negative working capital of approximately $3.25 million compared to cash of $118,505 and negative working capital of approximately $3.8 million at May 31, 2014, an overall reduction in the working capital deficit of approximately $547,000. The change in working capital since May 31, 2014 has resulted from $500,000 received from the sales of units from our March 2015 private placement offering (“PPO” – see below), $200,000 received in new financing during the year as described above, a decrease of $583,511 in cash used in operating activities to pay current expenses, and a decrease of $780 in prepaid expenses and other current assets. In addition, however, we experienced net decreases in our liabilities as follows: $1,515,196 decrease in our debt which was settled in exchange for equity issued, $1,666,000 decrease in notes payable which was settled in exchange for equity issued net of an increase of $371,557 in accounts payable and accrued expenses ..

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO was scheduled to close on May 15, 2015 but was extended by the Company until September 15, 2015. For the period March 15, 2015 through the date of this report, 1,586,664 Units have been subscribed for under the PPO and the Company received proceeds of $952,000. The proceeds are being used for working capital purposes.

Commitments

The following table sets forth our future contractual obligations.

	Payment due by period
		Less than	1-3	3-5	More than
	Total	1 year	years	years	5 years
Notes payable	$345,832	$345,832	$—	$—	$—
Operating leases	194,576	59,395	115,544	19,637	—
Total	$540,408	$405,227	$115,544	$19,637	$—

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries

May 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and Subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for each of the years ended May 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2015 and 2014, and the results of its operations and cash flows for each of the years ended May 31, 2015 and 2014 in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett, Vogt & Webb, P.A.
Certified Public Accountants

New York, New York

August 27, 2015

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2015	May 31, 2014

ASSETS

Current assets:
Cash	$234,994	$118,505
Accounts receivable	132,349	—
Inventory	156,705	—
Prepaid expenses and other current assets	12,004	11,224

Total current assets	536,052	129,729

Security deposit	1,874	—

Total assets	$537,926	$129,729

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$2,655,132	$661,868
Deferred revenue	267,291	—
Accrued income tax	63,082	98,922
Due to related party	—	130,000
Debt subject to equity being issued	456,930	2,420,374
Notes payable, net of discount of $0 and $231,818, respectively	345,832	617,339
Total current liabilities	3,788,267	3,928,503

Long term liabilities:

Notes payable, net of discount of $0 and $77,445, respectively	—	322,555

Total liabilities	3,788,267	4,251,058

Commitments

Stockholders’ deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 11,099,833 and 2,528,797 issued and outstanding	1,110	253
Common stock to be issued; 0 and 1,261,682 shares	—	1,835,486
Additional paid-in capital	36,840,157	29,727,373
Accumulated deficit	(40,091,608)	(35,684,441)
Total stockholders’ deficiency	(3,250,341)	(4,121,329)

Total liabilities and stockholders’ deficiency	$537,926	$129,729

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended
	May 31,	May 31,
	2015	2014

Net sales	$484,262	$—

Cost of sales	25,645	—

Gross profit	458,617	—

Operating expenses:
Selling and general and administrative	4,252,294	2,237,039
Research and development	332,609	200,626
Total operating expenses	4,584,903	2,437,665

Loss from operations	(4,126,286)	(2,437,665)

Other income (expenses):
Interest expense	(485,469)	(416,672)
Loss on translation adjustments	(116)	—
Other income	124,793	—
Gain on settlement of debt	44,071	—
Reversal of payroll taxes and related penalties and interest payable	—	936,906
Total other income (expenses)	(316,721)	520,234

Loss before provision for income taxes	(4,443,007)	(1,917,431)

Provision for income tax benefits	35,840	—

Net loss	$(4,407,167)	$(1,917,431)

Loss per common share - basic and diluted	$(0.74)	$(0.83)

Weighted average of common shares outstanding - basic and diluted	5,948,847	2,299,990

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. and Subsidiaries

Consolidated Statements of Stockholders’ Deficiency

Years Ended May 31, 2015 and 2014

					Common	Additional		Total
	Preferred Stock		Common Stock		Stock to	Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	be Issued	Capital	Deficit	Deficiency
Balance as of June 1, 2013	—	$—	1,629,949	$162	$—	$24,557,534	$(33,767,010)	$(9,209,314)
Common stock issued under private placement agreements	—	—	333,333	33	—	399,967	—	400,000
Common stock to be issued for bridge notes and accrued interest	—	—	—	—	73,429	—	—	73,429
Common stock to be issued for promissory note and accrued interest	—	—	—	—	121,736	—	—	121,736
Common stock to be issued for debt subject to equity being issued	—	—	—	—	125,000	—	—	125,000
Common stock to be issued for accounts payable	—	—	—	—	338,806	—	—	338,806
Common stock to be issued for consulting agreements	—	—	—	—	217,000	—	—	217,000
Common stock issued for transactions previously classified as common stock to be issued	—	—	565,515	58	(875,971)	875,913	—	—
Common stock to be issued for promissory note and accrued interest	—	—	—	—	340,486	—	—	340,486
Common stock to be issued for debt subject to equity being issued	—	—	—	—	945,000	—	—	945,000
Common stock to be issued for accrued expenses	—	—	—	—	550,000	—	—	550,000
Warrants to be issued for bridge notes and accrued interest	—	—	—	—	—	19,047	—	19,047
Warrants issued for consulting agreements	—	—	—	—	—	104,268	—	104,268
Valuation of beneficial conversion feature of debt raise	—	—	—	—	—	107,500	—	107,500
Stock compensation expense	—	—	—	—	—	968,092	—	968,092
Warrants issued to former employees	—	—	—	—	—	2,695,052	—	2,695,052
Net loss	—	—	—	—	—	—	(1,917,431)	(1,917,431)

Balance as of May 31, 2014	—	—	2,528,797	253	1,835,486	29,727,373	(35,684,441)	(4,121,329)
Common stock issued under private placement agreements	—	—	833,330	83	—	499,917	—	500,000
Common stock issued for consulting agreements	—	—	716,667	72	—	1,059,928	—	1,060,000
Warrants issued for consulting agreements	—	—	—	—	—	349,594	—	349,594
Common stock issued for promissory notes and accrued interest	—	—	4,387,879	439	—	1,315,925	—	1,316,364
Common stock issued for bridge notes	—	—	648,381	65	—	465,935	—	466,000
Common stock issued for debt subject to equity being issued	—	—	723,072	74	—	767,587	—	767,661
Common stock issued for transactions previously classified as common stock to be issued	—	—	1,261,683	126	(1,835,486)	1,835,360	—	—
Warrants issued to former employees	—	—	—	—	—	747,535	—	747,535
Valuation of beneficial conversion feature of debt raise	—	—	—	—	—	71,000	—	71,000
Effects of rounding due to reverse stock split	—	—	24	(2)	—	3	—	1
Net loss	—	—	—	—	—	—	(4,407,167)	(4,407,167)

Balance as of May 31, 2015	—	$—	11,099,833	$1,110	$—	$36,840,157	$(40,091,608)	$(3,250,341)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended
	May 31, 2015	May 31, 2014
Cash flows from operating activities:
Net loss	$(4,407,167)	$(1,917,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	380,262	335,561
Issuance of common stock for services	1,060,000	217,000
Issuance of warrants for services	349,594	104,268
Accrued stock based compensation	1,873,611	—
Reversal of accounts payable	(124,793)	—
Gain on settlement of debt	(44,071)	—
Interest accrued on debt subject to equity being issued	17,753	—
Stock based compensation	—	968,092
Write-off of debt subject to equity being issued	—	(4,500)
Changes in operating assets and liabilities:
Accounts receivable	(132,349)	—
Inventory	(156,705)	—
Prepaid expenses and other current assets	(780)	(11,224)
Security deposit	(1,874)	—
Payroll taxes and related penalties and interest payable	—	(936,906)
Accounts payable and accrued expenses	371,557	234,597
Deferred revenue	267,291	—
Accrued income tax	(35,840)	(1,078)
Debt subject to equity being issued	—	(15,000)
Net cash used in operating activities	(583,511)	(1,026,621)

Cash flows from financing activities:
Proceeds from sales of common stock	500,000	400,000
Proceeds from convertible debt	200,000	400,000
Net cash provided by financing activities	700,000	800,000

Net increase (decrease) in cash	116,489	(226,621)

Cash at beginning of year	118,505	345,126

Cash at end of year	$234,994	$118,505

Schedule of non-cash transactions:
Warrants issued to former employees to settle debt subject to equity being issued	$747,535	$2,695,052
Common stock issued or to be issued for debt subject to equity being issued	$1,233,661	$1,070,000
Common stock issued for transactions previously classified as common stock to be issued	$1,835,486	$—
Valuation of beneficial conversion feature of debt raise	$71,000	$107,500
Refinancing of due to related party	$130,000	$—
Common stock to be issued for notes payable and accrued interest	$1,316,364	$535,650
Warrants to be issued for bridge notes and accrued interest	$—	$19,047
Common stock issued or to be issued for accounts payable	$—	$888,806
Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$4,159

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2015 and 2014

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Parent”) conducts business activities principally through two of its wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”).

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

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards the following businesses:

Arkados - Software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (IoT). Arkados’ solutions support smart grid and smart building applications primarily in the areas of building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

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

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share figures and results are reflected on a post-split basis. See Note 8.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $40.1 million since inception, including a net loss of approximately $4.4 million for the year ended May 31, 2015. Additionally, the Company still had both working capital and stockholders’ deficiencies at May 31, 2015 and 2014 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include: AES, Arkados, CDKnet, LLC and Creative Technology, LLC. Currently, Arkados and AES are the only active entities with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition -

Arkados

Revenues from software licensing are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition.” Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

c.	Revenue Recognition (Continued) -

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed. Deferred revenue represents revenues billed but not yet earned.

d.	Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both May 31, 2015 and 2014.

e.	Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At May 31, 2015, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding legacy payables. As defined in Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Years ended May 31,
	2015	2014

Convertible notes	113,085	1,666,667
Stock options	1,012,500	1,247,917
Warrants	3,937,986	2,401,043

Potentially dilutive securities	5,063,571	5,315,627

h.

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

Stock based compensation expense for the years ended May 31, 2015 and 2014 was $3,283,205 and $1,072,360, respectively, and is included in selling and general and administrative expenses. See Notes 8g, 8l, 8o, 9A and 9B.

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.	Inventory - Inventory, which will consist solely of finished goods of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at May 31, 2015 and 2014.

	May 31, 2015	May 31, 2014

Finished goods	$147,605	$—
Work-in-process (unbilled labor)	9,100	—
	$156,705	$—

k.	Research and Development – All research and development costs are expensed as incurred.

l.

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

The Company accounts for uncertain tax provisions in accordance with ASC 740-10-05 “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	New Accounting Pronouncements –

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements for fiscal 2015 but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements for fiscal 2014 as the Company did not recognize revenues for such year.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The Board received feedback that having different balance sheet presentation requirements for debt issuance costs and debt discount and premium creates unnecessary complexity. Recognizing debt issuance costs as a deferred charge (that is, an asset) also is different from the guidance in International Financial Reporting Standards, which requires that transaction costs be deducted from the carrying value of the financial liability and not recorded as separate assets. Additionally, the requirement to recognize debt issuance costs as deferred charges conflicts with the guidance in FASB Concepts Statement No. 6, “Elements of Financial Statements,” which states that debt issuance costs are similar to debt discounts and in effect reduce the proceeds of borrowing, thereby increasing the effective interest rate. FASB Concepts Statement No. 6 further states that debt issuance costs cannot be an asset because they provide no future economic benefit. To simplify presentation of debt issuance costs, the amendments in this Update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will evaluate the effects of adopting ASU 2015-03 if and when it is deemed to be applicable.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

o.	Reclassification – Certain amounts in the consolidated statement of cash flow for the year ended May 31, 2014 were reclassified to conform to the current period presentation. For the year ended May 31, 2014, the Company did not originally segregate issuances of common stock, options and warrants for services.

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

Enikia was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Merger Agreement, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference being an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both federal and state of New Jersey taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos from its employees but not remitted to the taxing authorities. During the year ended May 31, 2008, an additional $64,106 payment was made to the State of New Jersey for payment of payroll taxes. At February 28, 2014, there was $936,906 still recorded on the Company’s books as reserved against amounts possibly due and outstanding to both the federal and state tax authorities for penalties and interest incurred by Enikia related to its payroll liabilities. The Company is not aware of any past due obligations by the respective regulatory agencies on these assumed obligations and further believes that the statute of limitations has expired if there was a possible obligation assumed by the Company on behalf of Miletos. As a result, the Company reversed the liability of $936,906 and such reversal is reflected as other income in the consolidated statement of operations.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of May 31, 2015 and 2014, accounts payable and accrued expenses consist of the following amounts:

	May 31, 2015	May 31, 2014

Accounts payable	$463,911	$396,324
Accrued board of director fees (see Notes 8o and 9A)	1,873,611	—
Accrued interest and penalties payable	98,078	137,736
Accrued payroll	54,882	31,984
Accrued other	164,650	95,824
	$2,655,132	$661,868

Accounts payable at May 31, 2015 includes $82,085 of legacy payables.

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 792,550 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014. As of both May 31, 2015 and 2014, there was $0 of payables due. See Note 8h.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from all accounts payable totaling $130,863, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 8d.

On November 20, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, totaling $207,943, in exchange for the issuance of 189,414 shares of common stock. The shares of common stock were issued on February 3, 2014. See Note 8d.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

6.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the Company’s Asset Sale to ST US, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company received loans of $200,000 and refinanced related party payables totaling $130,000. In addition, as discussed below the Company issued common stock for the conversion of various notes payable and accrued interest. As of May 31, 2015, there was notes payable of $345,832, net of debt discounts of $0. All notes payable mature on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet.

Notes payable transactions include the following:

FY 2013 (Year Ended May 31, 2013) Transactions:

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 15, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $180,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 687,921 shares for the conversion of the principal and accrued interest of $26,377. As a result of the conversion of the notes, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 31, 2015. Under the terms of the Convertible Note, if the Convertible Note was not paid upon maturity, the interest rate increased to 12% per year. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $20,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 76,373 shares for the conversion of the principal and accrued interest of $2,912. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features was written off in March 2015. See Note 8n.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at an original conversion price of $0.60 per share for both Convertible Notes. The beneficial conversion feature was fair valued at $40,000 each and was being amortized over the lives of the debt instruments. On March 16, 2015, the conversion price for the two notes was amended to $0.30 per share. On April 1, 2015, the Company issued 298,111 shares for the conversion of the principal and accrued interest of $9,433. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 8n.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $120,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April1, 2015, the Company issued 447,167 shares for the conversion of the principal and accrued interest to date of $14,150. As a result of the conversion of the notes, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $200,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 741,872 shares for the conversion of the principal and accrued interest of $22,562. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

FY 2014 (Year Ended May 31, 2014) Transactions:

On September 6, 2013, the Company entered into a Settlement Agreement and General Release with a prior director who was also an unsecured creditor, whereby he released all existing debt and accrued interest totaling $18,190, in exchange for the issuance of 40,154 shares of common stock. The shares were issued on February 3, 2014. See Note 8b.

On September 9, 2013, the Company entered into a Settlement Agreement and General Release with an unsecured creditor whereby the Company was released from all existing debt and accrued interest totaling $74,285, in exchange for the issuance of 82,614 shares of common stock and the issuance of a warrant to exercise 47,833 shares of stock at $1.20 per share for a term of three years through September 9, 2016. The shares were issued on February 3, 2014. See Note 8b.

On September 19, 2013, the Company entered into a General Release with an unsecured creditor whereby the Company was released from a promissory note, including interest, totaling $121,736, in exchange for the issuance of common stock. The shares of common stock were issued on February 3, 2014. See Note 8d.

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $7,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 723,706 shares for the conversion of the principal and accrued interest of $17,112. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $100,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 722,066 shares for the conversion of the principal and accrued interest of $16,620. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

Effective June 1, 2009, the Company adopted the provisions of EITF 07-05 “Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company’s Own Stock,” which was codified into ASC 815, “Derivatives and Hedging” (“ASC 815”). ASC 815 applies to any freestanding financial instruments or embedded features that have characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. The Company had issued 369,167 warrants with exercise reset provisions with its debt issuances over the years, which were considered freestanding derivative instruments. ASC 815 required that these warrants be recorded as liabilities as they were no longer afforded equity treatment. The assumptions were as follows: risk free rates from 1.32% to 1.39%, expected life terms ranging from 0.5 years to 2.0 years, an expected volatility range of 206% to 251% depending on the term of such equity contracts and a dividend rate of 0.0%. The fair value of the warrants issued and outstanding at May 31, 2010, attributed to this derivative liability had been determined to be immaterial due to the low stock price in comparison to the exercise price, hence there was no adjustment to make upon adoption of this accounting standard. As of May 31, 2014, all of these warrants expired.

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 345,360 shares for the conversion of the principal and accrued interest of $3,608. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8n.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On April 1, 2015, the Company issued 345,303 shares for the conversion of the principal and accrued interest of $3,591. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 8n.

On September 10, 2014, the Company executed two Convertible Notes to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. Each of these Convertible Notes has a principal balance of $65,000, bear interest at 6% per year and mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders have the right to convert any unpaid portion of the Convertible Notes and accrued interest into shares of common stock at a conversion price of $1.20 per share. There was no beneficial conversion feature. The Company recognized a gain on the settlement of debt of $44,071 for the year ended May 31, 2015.

Related Party Payables

The Company received an aggregate of $130,000 from two of its then directors during the first quarter of 2012. As discussed above, these payables were refinanced.

Due to related party amounted to $0 and $130,000 at May 31, 2015 and 2014, respectively.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 and $927,000 of payments due the former employees as of May 31, 2015 and 2014, respectively.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of May 31, 2015 and 2014, there remained $456,930 and $2,420,374 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

FY 2013 (Year Ended May 31, 2013):

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos were terminated and certain debts and obligations to Typaldos were released in exchange for (1) a cash payment of $15,920 and (2) 469,132 shares of common stock. In addition, $19,000 was to be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both May 31, 2015 and 2014, no payables were due to Typaldos. See Note 8i.

FY 2014 (Year Ended May 31, 2014):

On September 11, 2013, the Company entered into a Settlement Agreement and General Release with a vendor in respect of all past due amounts prior to November 1, 2012 in exchange for a payment by the Company of $15,000 in cash and the issuance of 116,667 shares of the Company’s stock valued at $125,000. The Company paid $7,500 in December 2013 and $7,500 in March 2014. The Company issued the shares of common stock on February 3, 2014. See Note 8c.

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

During the year ended May 31, 2015, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company issued 648,381 shares of common stock to settle claims totaling $466,000 in September 2014 and 256,486 shares of common stock to settle claims totaling $207,753 on April 1, 2015. See Note 8j.

During the year ended May 31, 2015, the Company agreed to issue 418,669 shares of common stock to settle claims totaling $502,408 from previous holders of unsecured debt. The shares were issued in January 2015. See Note 8k.

7.	INCOME TAXES

There was no provision for federal or state taxes for both of the years ended May 31, 2015 and 2014.

The components of deferred taxes were as follows:

	May 31,
	2015	2014
Deferred tax assets:
Net operating loss carry forward	$6,970,000	$6,679,000
Accrued compensation	72,000	371,000
Changes in prior year estimates	(83,000)	—
Valuation allowance	(6,959,000)	(7,050,000)
Net deferred tax asset	$—	$—

The Company has a valuation allowance against the full amount of its net deferred taxes due to the uncertainty of realization of the deferred tax assets due to operating loss history of the Company. The valuation allowance for the year ended May 31, 2015 changed for an increase in the current year deductible losses of $291,000 and decreased by $83,000 for prior year changes to the net operating losses based on the tax returns filed and then reduced by another $299,000 due to accrued compensation being satisfied for equity with a nominal value. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2015 and 2014 is as follows:

	2015	2014

Federal statutory income tax rates	(35)%	(35)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences – equity rights	33	30
Effect of net operating loss	7	10

Effective tax rate	—%	—%

As of May 31, 2015, the Company has federal net operating loss carryforwards of approximately $17,200,000 subject to expiration between fiscal years 2027 and 2035.  The Company may have had a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code. The net operating losses may be limited as to its utilization on an annual basis. Currently, no such evaluation has been performed.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from fiscal 2012 through 2015 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended May 31, 2015 and 2014.

8.	STOCKHOLDERS’ DEFICIENCY

Increase in authorized shares

A majority of the Company’s stockholders authorized, at the recommendation of the Company’s Board of Directors, an increase the number of shares of common stock from 100,000,000 to 600,000,000. The increase became effective on March 17, 2014.

Reverse Stock Split

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares.  In connection with the reverse stock split, the Company’s Certificate of Incorporation was amended such that the Company’s issued and outstanding common stock was proportionally reduced. The number of authorized shares and the par value of the Company’s common stock and preferred stock were not affected by the reverse stock split. Stockholders will not receive fractional shares but instead will receive cash in an amount equal to the fraction of a share that stockholder would have been entitled to receive multiplied by the sale price of the common stock as last reported on February 12, 2015, the last business day prior to the first public disclosure/announcement of the reverse stock split.

Private Placement Offering (“PPO”)

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO remains open through September 15, 2015. See Notes 8m, 8p and 9B for the shares and warrants subscribed for through the date of this report.

Issuances of Common Stock

FY 2014 (Year Ended May 31, 2014):

a.	The Company raised $400,000 of debt with conversion features, converting such debt into equity at the option of the holders at an exercise price of $1.20 a share. The beneficial conversion rights have been valued at $107,500 and were amortized over the life of the related debt.

b.	As described above, the Company signed settlement agreements with two bridge note holders and agreed to issue 122,768 shares of its common stock for $73,429 of bridge notes and accrued interest. Such shares would be exempt from registration. In addition, the Company agreed to issue a warrant to purchase 47,833 shares of common stock at a price of $1.20 per share to one note holder for $19,047 of bridge notes and accrued interest. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

c.	As described above, the Company agreed to issue 116,667 shares of its common stock for $125,000 of debt subject to equity being issued. Such shares were exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company signed settlement agreements with two vendors and agreed to issue 222,747 shares of its common stock for $338,806 of accounts payable and $121,736 of a promissory note and accrued interest. Such shares were exempt from registration. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

e.	The Company agreed to issue 103,333 shares of its common stock for $217,000 to two consultants and warrants to purchase 100,000 shares of common stock to one of the consultants valued at $2,834. The values of the issuances were expensed as there were no material disincentive terms in these agreements with the two consultants. The Company issued the shares on February 3, 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

f.	In March 2014, the Company raised $400,000 through the sale of 333,333 shares to accredited investors.

FY 2015 (Year Ended May 31, 2015):

g.	On July 16, 2014, the Company issued 666,667 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 11.

h.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

i.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

j.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. In September 2014, the Company agreed to issue 648,381 shares of common stock to settle claims totaling $466,000. Prior to the issuance date, such shares were classified as common stock to be issued. On April 1, 2015, the Company issued 256,486 shares of common stock to settle claims totaling $207,754.

k.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. In September 2014, the Company issued 418,669 shares of common stock to settle claims totaling $502,408.

l.	On February 19, 2015, the Company issued 50,000 shares of common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed.

m.

For the period March 15, 2015 through May 31, 2015, 833,330 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $500,000. The shares were issued on April 7, 2015.

n.	As described above, on April 1, 2015, the Company issued 4,387,879 shares of common stock for the conversion of notes payable of $1,200,000 and accrued interest of $116,364.

FY 2016 (Year Ended May 31, 2016):

o.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

p.	For the period June 1, 2015 through August 27, 2015, 753,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $452,000.

9.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”).

A. Options

No options were granted in the year ended May 31, 2015. On April 8, 2014, the Company issued options to its chairman/chief executive officer and two of its key employees to purchase 1,181,250 shares of the Company’s common stock at an exercise price of $1.20 per share, the closing price of the Company common stock as quoted on the OTCQB. The options vested immediately and are exercisable for ten years. Stock based compensation related to these options amounted to $968,092 for the year ended May 31, 2014.

The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.20; strike price - $1.20; expected volatility - 93.24%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term – 2 - 5 years.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	98,667	$8.63
Granted	1,181,250	1.20
Exercised	—	—
Expired or cancelled	(32,000)	11.23
Outstanding at May 31, 2014	1,247,917	1.53
Granted	—	—
Exercised	—	—
Expired or cancelled	(235,417)	2.95
Outstanding at May 31, 2015	1,012,500	$1.20

The following table summarizes information about options outstanding and exercisable at May 31, 2015:

	Options Outstanding and Exercisable
	Shares Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$1.20	1,012,500	8.89	$1.20	1,012,500

The compensation expense attributed to the issuance of the outstanding options was recognized as they vest. The outstanding stock options are exercisable for ten years from the grant date.

The employee stock option plan stock options are exercisable for up to ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $556,875 and was based on the Company’s closing stock price of $1.75 as of May 31, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. All of the options are in-the-money as of May 31, 2015.

The weighted average fair value of options granted during the years ended May 31, 2015 and 2014 was $0 and $0.81 per share, respectively. The total fair value of shares vested during the years ended May 31, 2015 and 2014 was $0 and $968,092, respectively.

As of May 31, 2015, there was no future compensation cost related to nonvested stock options.

On June 25, 2015, the Company issued options to its chairman/chief executive officer and a former director for services rendered to the Company’s board of directors in fiscal 2015 to purchase a total of 1,300,000 shares of common stock as follows:

1.        Chairman/chief executive officer – options to purchase 1,000,000 shares of common stock at $0.60 per share.

2.        Former director – options to purchase 300,000 shares of common stock at $0.60 per share.

The options vested immediately and are exercisable for three years. The options issued were valued using the Black-Scholes option pricing model under the assumptions below. The value of the options totaling $1,622,778 was charged as stock compensation in fiscal 2015.

The assumptions are as follows - stock price - $1.75; strike price - $0.60; expected volatility – 91.35%; risk-free interest rate - 0.73%; dividend rate - 0%; and expected term – 1.5 years.

B. Warrants

The issuances of warrants are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2013	78,336	$5.69
Granted	2,401,043	1.34
Exercised	—	—
Expired or cancelled	(78,336)	5.69
Outstanding at May 31, 2014	2,401,043	1.34
Granted	1,536,943	1.63
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	3,937,986	$1.45

The following table summarizes information about warrants outstanding and exercisable at May 31, 2015:

	Outstanding and exercisable
	Shares Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.00 to $1.20	3,004,656	4.14	$1.20	3,004,656
$1.21 to $2.00	833,330	2.82	2.00	833,330
$2.01 to $6.00	100,000	1.48	4.50	100,000
	3,937,986	3.79	$1.45	3,937,986

Issuances of warrants were as follows in the years ended May 31, 2015 and 2014:

1. Warrants to purchase 622,947 shares of common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

2. Warrants to purchase 80,666 shares of common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46 - $1.87; strike price - $1.20; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. See Note 11.

3. As discussed above, warrants to purchase 833,330 shares of common stock were issued under the PPO.

4. As discussed above, the Company agreed to issue warrants to purchase 100,000 shares of common stock to a consultant at exercise prices ranging from $3.00 to $6.00 per share. The warrants are exercisable for three years. Stock based compensation related to these warrants amounted to $95,410 for the year ended May 31, 2014.

5. On March 4, 2014, under the terms of a consulting agreement, the Company agreed to issue a warrant to purchase 7,333 shares of common stock to a consultant at exercise price of $1.20 per share. The warrant is exercisable for three years. Stock based compensation related to the warrant amounted to $8,858 for the year ended May 31, 2014.

The warrants issued for compensation in the year ended May 31, 2014 were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.80 - $2.10; strike price - $1.20 - $6.00; expected volatility - 93.24% - 96.33%; risk-free interest rate – 1.5%; dividend rate – 0%; and term - 3 years. The Company did not use the volatility rate of its common stock price. Instead, the volatility rate was based on a blended rate of the Company’s common stock price as well as the stock prices of companies providing similar services.

As discussed above, warrants to purchase 753,334 shares of common stock were issued under the PPO for the period June 1, 2015 through August 27, 2015.

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three years from the grant date.

10.	LICENSE AGREEMENTS

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

Revenue recognized under the Master Agreement amounted to $284,788 and $0 for the years ended May 31, 2015 and 2014, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $115,700 and $0 for the years ended May 31, 2015 and 2014, respectively.

11.	COMMITMENTS

Leases

The Company sublet office space on a month-to-month basis from a company affiliated with its chief executive officer at a rate of $1,668 per month through September 2014.

Effective October 1, 2014 as amended on January 15, 2015, the Company entered a lease for its office space at a total monthly rental of $1,874. The lease expires on January 15, 2016 but can be renewed for two additional one-year terms.

Rent expense for the years ended May 31, 2015 and 2014 was $17,488 and $20,016, respectively.

Our AES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30. 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes for the premises.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

Years ending May 31,
2016	$59,395
2017	56,918
2018	58,626
2019	19,637
$194,576

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

On May 12, 2015, the Company entered into a three month consulting agreement for the raising of capital whereby the consultant received a payment of approximately $3,000. In addition, the consultant is entitled to a success fee of 5% of all monies raised as a direct result of introductions (as defined) made by the consultant.

12.	CONCENTRATIONS OF CREDIT RISK

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts.

Net Sales

Two customers accounted for 92% of the net sales for the year ended May 31, 2015 as set forth in the table below.

Customer 1	83
Customer 2 (related party, see Note 13)	9

Accounts Receivable

Three customers accounted for 96% of accounts receivable as of May 31, 2015 as set forth in the table below.

Customer 1	39
Customer 2 (related party, see Note 13)	29
Customer 3	28

13.	RELATED PARTY TRANSACTIONS

In fiscal 2015, the Company performed consulting services for an entity that is controlled by the former director. Consulting services amounted to $44,800 for the year ended May 31, 2015.

14.	BUSINESS SEGMENT INFORMATION

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

Operating results for the business segments of the Company were as follows:

	Arkados	AES	Consolidated

Year Ended May 31, 2015

Revenues	$403,852	$80,410	$484,262
Loss from operations	(4,059,619)	(66,667)	(4,126,286)

Year Ended May 31, 2014

Revenues	$—	$—	$—
Loss from operations	(2,437,665)	—	(2,437,665)

Total assets for the business segments of the Company were as follows:

May 31, 2015	$283,154	$254,772	$537,926
May 31, 2014	129,729	—	129,729

15.	SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date of this filing. As discussed in more detail in Notes 8 and 9 above, the following transactions occurred after May 31, 2015:

a.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an employee/director.
b.	For the period June 1, 2015 through August 27, 2015, 753,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $452,000.
c.	Warrants to purchase 753,334 shares of common stock were issued under the PPO for the period June 1, 2015 through August 27, 2015.
d.	On June 25, 2015, the Company issued options to its chairman/chief executive officer and an employee/director to purchase a total of 1,300,000 shares of common stock.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended May 31, 2015.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended May 31, 2015. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the period ended May 31, 2015, the directors, officers and key employees of the Company were as follows:

Name	Age	Position
Terrence DeFranco	49	Chairman/Director, President/Chief Executive Officer and Chief Accounting Officer
Mark Gelnaw	57	Director

* Mr. Gelnaw resigned from the board of directors on July 6, 2015. On such date, Mr. Gelnaw was appointed Chief Revenue Officer of AES.

Terrance DeFranco

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

Mark Gelnaw

Mr. Gelnaw has over 30 years of experience in the financial services industry having held senior positions at Deutsche Bank, Lehman Brothers, Salomon Brothers and Arthur Andersen & Co. Most recently he served as Global Head of Business Development and Head of Strategic Funds for Deutsche Bank. In addition to serving as Chief Operating Officer for Deutsche Bank’s Asset Management and Deutsche Bank’s Equity divisions where he was involved in all aspects of the business including structuring, marketing, investment management, due diligence as well as serving as a liaison with all the service functions that interface with the business processes. During his tenure as Chief Operating Officer of the Equity Division the business grew in less than three years from a loss 40 million euros to a net profit of over 2.5 billion euros. He also was responsible for the acquisition of the NatWest Derivative businesses and played a lead role in the acquisition of Bankers Trust. Mr. Gelnaw served on the firm’s Divisional Executive Committees and was a member of the firm’s top 40 professional charged with establishing the business mission and strategy.

In addition to operating in the capacity of a Chief Operating Officer for numerous Deutsche Bank businesses, he held specific business responsibilities. Mr. Gelnaw was the Global Head of Equity Finance and the Global Head of Proprietary Trading for the Equity Division. The proprietary trading grew under his leadership both in terms of revenues ($220 to over $500 million) in global reach by exporting successful US strategies to the international arena while the Finance function grew from just $15 million in revenues to over $245 million in less than two years.

Mr. Gelnaw began his venture career while employed at Deutsche Bank in 1997. He was the fund manager for the Angel Fund, a focused fund which captured emerging technology ventures in cooperation with Stanford University. To date the Fund has returned over 22 times the original investment with one of the highlight investments being Pay Pal. He later combined this fund together with other Deutsche Bank alternative funds to form the “Strategic Funds” which were marketed to investors through the bank’s Private Client Group and Asset Management divisions. Mr. Gelnaw has continued his private equity passion by forming and developing several emerging businesses. Currently, he actively participates in the development of over 150 unique and diverse industry investments.

He is a 1979 graduate of Georgetown University where he earned a BSBA in Accounting and currently serves on the board of various companies and charities.

Board Meetings

During the fiscal year ended May 31, 2015, our Board takes action from time to time by unanimous consent.

Board Committees

During the period covered by this report, our Board did not have a standing Audit or Compensation Committee. We hope to appoint new directors in the near future, however, and would re-establish both an Audit Committee and Compensation Committee promptly thereafter. The charters of the Audit and Compensation Committees were filed as exhibits to our report on Form 10-K for the period ended May 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that the following persons, who, during the fiscal year ended May 31, 2015, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Securities Exchange Act of 1934 (the “Act”), failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year:

Tai Jee Pan

Ruben Sklar

Andreas Typaldos

Richmake International Ltd.

We continue to plan to assist, when possible, in filing all such forms timely in the future and to assist in filing any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis.

At present, Terrence DeFranco, our Chairman and CEO is an at-will employee of the Company by virtue of an oral agreement entered into by the previous sitting Board of Directors.  The agreement requires Mr. DeFranco to serve on a full-time basis and provides for bi-weekly compensation, based on a rate determined by comparison to executives of similarly sized companies in our industry. In addition, Mr. DeFranco is paid a reimbursement of business-related expenses. Determinations with regard to bonus or option grants are made by Mr. DeFranco solely, at this time.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2015 and 2014. There were no other executive officers who received or would have received compensation in excess of $100,000 for the years ended May 31, 2015 and 2014.

Name/ Principal Position	Year	Salary	Deferred Salary Paid	Option Award (2)	All Other Compensation	Total Compensation
Terrence DeFranco (1)	2015	$198,000	$-0-	$-0-	$-0-	$198,000
President, Chief Executive Officer	2014	$206,723	$-0-	$578,177	$1,101	$786,001
(from January 2, 2013)

(1)	The amounts in the table do not include amounts received for serving on our board of directors.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

GRANTS OF PLAN-BASED AWARDS

No grants were made for the Fiscal Year ended May 31, 2015 to named executive officers.

OPTION EXERCISES AND STOCK VESTED IN 2015

There were no exercises of options by executives or directors in the year ended May 31, 2015.  No additional stock vested under previously issued options.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

OPTION AWARDS

The following table sets forth for each named executive officer, information regarding outstanding equity awards as at May 31, 2015. The option awards and per share amounts reflect the Company’s 1-for-30 reverse stock split, which was effective March 18, 2015.

	Number of securities underlying unexercised options (#) Exercisable	Number of securities Underlying unexercised options (#) Unexercisable	Equity Incentive Plan awards: Number of securities Underlying unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Terrence DeFranco	675,000	—	—	$1.20	4/8/2024

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

In April 2014, the Company issued stock options to the following key personnel: options to acquire 675,000 shares of common stock to its Chief Executive Officer, options to acquire 337,500 shares of common stock to its general counsel and options to acquire 168,750 shares of common stock to its product development manager. Each of these employees were given an award based on their contributions to the development of the Company during the previous 12 months and, for certain of them, because they had done so at compensation rates that were below market. These were issued pursuant to and subject to the 2004 Plan.

As of May 31, 2015, there were options to purchase 1,012,500 shares of our Common Stock outstanding under various option plans.

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

The maximum number of shares of Common Stock available for issuance under the 2004 Plan, as amended, is 3,333,333 shares. The plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2004 Plan that expire or terminate will again be available for options to be issued under each Plan.

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

Compensation of Directors

The following table sets forth for each director, information regarding their compensation for the year ended May 31, 2015:

Name	Stock Awards ($) (1)	Option Awards ($) (2)	Total ($)
Terrance DeFranco (3) (4)	189,583	1,248,290	1,437,873
Mark Gelnaw (4) (5)	61,250	374,487	435,737

(1)    The shares were issued on June 25, 2015 for services rendered to the Company’s board of directors in fiscal 2015. The aggregate grant date fair value of the share awards was $1.75 per share.

(2)   The shares were issued on June 25, 2015 for services rendered to the Company’s board of directors in fiscal 2015. Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

(3)   The amounts in the table for Mr. De Franco represent compensation for serving on our board of directors.

(4)   No cash compensation was received. Directors are reimbursed for expenses incurred in attending meetings, if applicable.

(5)   Mr. Gelnaw resigned from the board of directors on July 6, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of August 27, 2015 by (i) each of our directors and executive officers, and (ii) all of our directors and executive officers as a group.  Except for the directors and executive officers listed in the table below, no other individual or entity owns more than five (5%) of our outstanding shares of common stock. Except as otherwise indicated,  we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community  property laws, where applicable. As of August 27, 2015, we had outstanding 11,996,500 shares of common stock. Except as stated in the table, the address of the holder is c/o our company, 211 Warren Street, Suite 320, Newark, NJ 07103.

Name of Beneficial Owner or Number of Persons in Group	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

(a) Executive Officers & Directors

Terrence DeFranco	1,783,333	(3)	13.0%

All executive officers and directors as a group (1 person)	1,783,333	(3)	13.0%

(b) Other Beneficial Holders

Tai Jee Pan	3,660,845	(4)	29.7%
Richmake International Limited	2,977,543	(5)	23.8%
Andreas Typaldos	1,038,012	(6)	8.7%
Oleg Logvinov	856,145	(7)	6.7%
Ruben Sklar	848,175	(8)	7.1%
Robert Catell	833,334	(9)	6.7%
Burton LaSalle Capital Corp.	792,550		6.6%
MAT Research, LLC	666,667		5.6%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

(2)	In determining percentage of outstanding, we included shares issued and outstanding, shares obligated to be issued and the securities identified (if consisting of derivative securities) as if issued.

(3)	Includes 108,333 shares of common stock held in his name and options to purchase 1,675,000 shares of common stock.

(4)	Includes 2,660,846 shares of common stock held in his name, 666,667 shares of common stock owned by MAT Research LLC of which Mr. Pan is managing member and warrants to purchase 333,332 shares of common stock. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

(5)	Includes 2,477,545 shares of common stock held in the company’s name and warrants to purchase 499,998 shares of common stock. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

(6)	Includes784,964 shares owned by Andreas Typaldos individually, 164,672 shares held in the name of the Andreas Typaldos Family Limited Partnership, of which Andreas Typaldos is General Partner and 88,376 shares owned by family members of Mr. Typaldos. Beneficial ownership of shares held by the entity and by his family members is disclaimed by Mr. Typaldos.

(7)	Includes warrants to purchase 856,145 shares of common stock.

(8)	Includes 792,550 shares owned by Burton LaSalle Capital Corp, of which Mr. Sklar is managing member and 55,625 owned by Mr. Sklar individually. Beneficial ownership of shares held by the entity is disclaimed by Mr. Sklar.

(9)	Includes 416,667 shares of common stock held in his name and warrants to purchase 416,667 shares of common stock. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consulting Fees

In fiscal 2015, the Company performed consulting services for an entity that is controlled by Mark Gelnaw. Consulting services amounted to $44,800 for the year ended May 31, 2015.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 5605 (a)(2), as well as Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

In accordance with this guidance, the Board did not consider either director to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2015 and 2014 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $31,000 and $31,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2015 and 2014 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2015 and 2014 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns were $3,500 and $3,500, respectively.

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

 PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.5	Asset Purchase Agreement, dated as of December 23, 2010, by and among Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc. and STMicroelectronics, Inc.	8-K	0-27587	2.1	12/29/10

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation	10-QSB	0-27587	3.2	2/17/04

3i.7a	Certificate of Amendment to Certificate of Incorporation	10-K	0-27587	3i.7a	8/27/14

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	DEF14C	0-27587	3.3	2/24/15

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.16	Form of Option exercisable at $0.04 issued to employees in April, 2014	10-K	0-27587	4.16	8/27/14

4.17a	Form of 6% Convertible Note due November 15, 2014	10-K	0-27587	4.17	8/27/14

4.17b	Form of 6% Convertible Note due April 30, 2015	10-K	0-27587	4.17b	8/27/14

4.17c	Form of 6% Convertible Note due October, 2015	10-K	0-27587	4.17c	8/27/14

10.60	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc., a Delaware corporation and Arkados, Inc., a Delaware corporation.	10-K	0-27587	10.60	08/30/13

10.61	Form of Employee Release Agreement (Asset Sale)	8-K	0-27587	10.3	12/29/10

10.62	Form of Unsecured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.4	12/29/10

10.63	Form of Secured Creditor Release Agreement (Asset Sale)	8-K	0-27587	10.5	12/29/10

10.64	Form of Creditor’s Rights Agreement (Asset Sale)	8-K	0-27587	10.6	12/29/10

10.65	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013.	10-Q	0-27587	10.65	10/10/13

10.66	License Agreement with Exegin Technologies, Limited, dated June 14, 2013.	10-Q	0-27587	10.66	10/10/13

10.67	Consulting Agreement with MAT Research, LLC, an Oregon company, dated July 1, 2013.	10-Q	0-27587	10.67	10/13/13

10.69	Securities Purchase Agreement (Tai Jee Pan) dated October 28, 2013	10-Q	0-27587	10.69	1/15/14

10.70	Securities Purchase Agreement (Richmake) dated October 28, 2013	10-Q	0-27587	10.70	1/15/14

10.71	Advisory Agreement with Constellation Asset Advisors, Inc. dated November 20, 2013.	10-Q	0-27587	10.71	1/15/14

10.72	Investor Services Agreement with Porter LeVay and Rose, Inc. dated September 1, 2013.	10-Q	0-27587	10.72	1/15/14

10.73	Consulting Agreement with Sentegrity LLC	10-Q	0-27587	10.73	4/14/14

10.74	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co.	8-K	0-27587	99.1	7/16/14

14.1	Code of Business Conduct and Ethics	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.					X

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

32.2	Certification of Chief Financial Officer of pursuant to 18 U.S.C. - Section 1350.					X

101 The following material from Arkados Group, Inc.’s Form 10-K Report for the fiscal year ended May 31, 2014, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Shareholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) the Notes to Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

	By:	/s/ Terrence DeFranco
President and Chief Executive Officer

	By:	/s/ Terrence DeFranco
Principal Financial and Accounting Officer

Date: August 27, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 27, 2015	By: /s/ Terrence DeFranco
Terrence DeFranco, Sole Director

