Form 10-Q
period 2015-08-31
ARKADOS GROUP, INC.
filed 2015-10-15
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: August 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of the registrant’s shares of common stock outstanding was 12,081,500 as of October 15, 2015.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2015

(FY 2016)

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2015 and 2014 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of August 31, 2015.

1

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F – 2

Condensed Consolidated Statements of Operations	F – 3

Condensed Consolidated Statements of Cash Flows	F – 4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F – 5 to F –19

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2015	May 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$290,622	$234,994
Accounts receivable	61,322	132,349
Inventory	343,504	156,705
Prepaid expenses and other current assets	11,436	12,004

Total current assets	706,884	536,052

Security deposits	20,384	1,874

Total assets	$727,268	$537,926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$931,724	$2,655,132
Deferred revenue	332,191	267,291
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Notes payable	345,832	345,832

Total current liabilities	2,129,759	3,788,267

Total liabilities	2,129,759	3,788,267

Commitments

Stockholders’ deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 12,081,500 and 11,099,833 issued and outstanding	1,208	1,110
Additional paid-in capital	39,216,670	36,840,157
Accumulated deficit	(40,620,369)	(40,091,608)
Total stockholders’ deficiency	(1,402,491)	(3,250,341)

Total liabilities and stockholders’ deficiency	$727,268	$537,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	August 31,	August 31,
	2015	2014

Net sales	$106,836	$40,000

Operating expenses:
Selling and general and administrative	529,192	1,187,174
Research and development	98,429	52,192
Total operating expenses	627,621	1,239,366

Loss from operations	(520,785)	(1,199,366)

Other expenses:
Interest expense	(7,414)	(115,664)
Loss on translation adjustments	(562)	—
Total other expenses	(7,976)	(115,664)

Loss before provision for income taxes	(528,761)	(1,315,030)

Provision for income taxes	—	—

Net loss	$(528,761)	$(1,315,030)

Loss per common share - basic and diluted	$(0.04)	$(0.32)

Weighted average of common shares outstanding - basic and diluted	11,804,761	4,144,962

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	August 31, 2015	August 31, 2014
Cash flows from operating activities:
Net loss	$(528,761)	$(1,315,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	—	93,866
Issuance of common stock for services	—	1,000,000
Changes in operating assets and liabilities:
Accounts receivable	71,027	—
Inventory	(186,799)	—
Prepaid expenses and other current assets	568	7,757
Security deposits	(18,510)
Accounts payable and accrued expenses	150,203	17,947
Deferred revenue	64,900	—
Net cash used in operating activities	(447,372)	(195,460)

Cash flows from financing activities:
Proceeds from sales of common stock	503,000	—
Proceeds from convertible debt	—	200,000
Net cash provided by financing activities	503,000	200,000

Net increase in cash	55,628	4,540

Cash at beginning of period	234,994	118,505

Cash at end of period	$290,622	$123,045

Schedule of non-cash transactions:
Common stock issued for accrued stock based compensation	$250,833	$—
Stock options issued for accrued stock based compensation	$1,622,778	$—
Warrants issued to former employees to settle debt subject to equity being issued	$—	$747,536
Common stock issued or to be issued for debt subject to equity being issued	$—	$466,000
Valuation of beneficial conversion feature of debt raise	$—	$71,000

Supplemental disclosure of cash flow information:
Interest paid	$—	$—
Income taxes paid	$—	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2015 and 2014

( UNAUDITED )

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

The accompanying condensed consolidated financial statements as of August 31, 2015 (unaudited) and May 31, 2015 and for the three month periods ended August 31, 2015 and 2014 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2015 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Going concern - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $40.6 million since inception, including a net loss of approximately $529,000 for the three months ended August 31, 2015. Additionally, the Company still had both working capital and stockholders’ deficiencies at August 31, 2015 and May 31, 2015 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include: AES, Arkados, CDKnet, LLC and Creative Technology, LLC. Currently, Arkados and AES are the only active entities with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition -

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

d.	Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both August 31, 2015 and May 31, 2015.

e.	Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At August 31, 2015 and May 31, 2015, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in Accounting Standards Codification (“ASC”) Topic No. 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three Months ended August 31,
	2015	2014

Convertible notes	114,795	2,000,000
Stock options	2,312,500	1,181,250
Warrants	4,776,320	3,023,990

Potentially dilutive securities	7,203,615	6,205,240

h.	Stock Based Compensation - In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense for the three months ended August 31, 2015 and 2014 was $0 and $1,000,000, respectively. The expense was included in selling and general and administrative expenses. See Note 6a.

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.	Inventory - Inventory, which will consist solely of finished goods of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at August 31, 2015 and May 31, 2015.

	August 31, 2015	May 31, 2015
	(unaudited)

Finished goods	$278,276	$147,605
Work-in-process (unbilled labor and consulting)	65,228	9,100
	$343,504	$156,705

k.	Research and Development –All research and development costs are expensed as incurred.

l.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

m	New Accounting Pronouncements –

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017 including interim periods within that reporting period.  Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements for fiscal 2016 and fiscal 2015 but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements for fiscal 2014 as the Company did not recognize revenues for such year.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU No. 2014-12”) was issued.  ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU No. 2014-15”) was issued.  Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). ASU 2015-01 eliminates the concept of an extraordinary item from accounting principles generally accepted in the United States of America. As a result, an entity will no longer be required to segregate extraordinary items from the results of ordinary operations, to separately present an extraordinary item on its income statement, net of tax, after income from continuing operations or to disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, ASU 2015-01 will still retain the presentation and disclosure guidance for items that are unusual in nature and occur infrequently. ASU 2015-01 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted.  The Company is currently evaluating the effects of adopting ASU 2015-01 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

4.     ACCRUED EXPENSES AND OTHER LIABILITIES

As of August 31, 2015 and May 31, 2015, accounts payable and accrued expenses consist of the following amounts:

	August 31, 2015	May 31, 2015
	(Unaudited)

Accounts payable	$700,742	$463,911
Accrued board of director fees (see Notes 6i and 7A)	—	1,873,611
Accrued interest payable	105,492	98,078
Accrued payroll	51,187	54,882
Accrued other	74,303	164,650
	$931,724	$2,665,132

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 23,776,513 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014. As of both August 31, 2015 and May 31, 2015, there was $0 of payables due. See Note 6b.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

5.     NOTES PAYABLE, RELATED PARTY PAYABLES, DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the Company’s Asset Sale to ST US, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company received loans of $200,000 and refinanced related party payables totaling $130,000. In addition, as discussed below, the Company issued common stock for the conversion of various notes payable and accrued interest. As of August 31, 2015 and May 31, 2015, there was notes payable of $345,832, net of debt discounts of $0. All notes payable mature on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet.

Notes payable transactions include the following:

FY 2013 (Year Ended May 31, 2013) Transactions:

In November 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $180,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 15, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $180,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 687,921 shares for the conversion of the principal and accrued interest of $26,377. As a result of the conversion of the notes, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The Convertible Note bears interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 31, 2015. Under the terms of the Convertible Note, if the Convertible Note was not paid upon maturity, the interest rate increased to 12% per year. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $20,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 76,373 shares for the conversion of the principal and accrued interest of $2,912. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features was written off in March 2015. See Note 6h.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at an original conversion price of $0.60 per share for both Convertible Notes. The beneficial conversion feature was fair valued at $40,000 each and was being amortized over the lives of the debt instruments. On March 16, 2015, the conversion price for the two notes was amended to $0.30 per share. On April 1, 2015, the Company issued 298,111 shares for the conversion of the principal and accrued interest of $9,433. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6h.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $120,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April1, 2015, the Company issued 447,167 shares for the conversion of the principal and accrued interest to date of $14,150. As a result of the conversion of the notes, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $200,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 741,872 shares for the conversion of the principal and accrued interest of $22,562. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

FY 2014 (Year Ended May 31, 2014) Transactions:

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $7,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 723,706 shares for the conversion of the principal and accrued interest of $17,112. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $100,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 722,066 shares for the conversion of the principal and accrued interest of $16,620. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 345,360 shares for the conversion of the principal and accrued interest of $3,608. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On April 1, 2015, the Company issued 345,303 shares for the conversion of the principal and accrued interest of $3,591. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6h.

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

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of both August 31, 2015 and May 31, 2015.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of both August 31, 2015 and May 31, 2015, there remained $456,930 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

FY 2013 (Year Ended May 31, 2013):

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos were terminated and certain debts and obligations to Typaldos were released in exchange for (1) a cash payment of $15,920 and (2) 469,132 shares of common stock. In addition, $19,000 was to be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both August 31 and May 31, 2015 no payables were due to Typaldos. See Note 6c.

FY 2015 (Year Ended May 31, 2015):

In fiscal 2015, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 622,947 shares of common stock at $1.20 per share for a five-year period to settle claims totaling $747,535.

During the year ended May 31, 2015, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company issued 648,381 shares of common stock to settle claims totaling $466,000 in September 2014 and 256,486 shares of common stock to settle claims totaling $207,753 on April 1, 2015. See Note 6d.

During the year ended May 31, 2015, the Company agreed to issue 418,669 shares of common stock to settle claims totaling $502,408 from previous holders of unsecured debt. The shares were issued in January 2015. See Note 6e.

6.	STOCKHOLDERS’ DEFICIENCY

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

Private Placement Offering (“PPO”)

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. See Notes 6g, 6j and 7B for the shares and warrants subscribed for through the date of this report.

Issuances of Common Stock

FY 2015 (Year Ended May 31, 2015):

a.	On July 16, 2014, the Company issued 666,667 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 9.

b.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

c.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. In September 2014, the Company agreed to issue 648,381 shares of common stock to settle claims totaling $466,000. Prior to the issuance date, such shares were classified as common stock to be issued. On April 1, 2015, the Company issued 256,486 shares of common stock to settle claims totaling $207,754.

e.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. In September 2014, the Company issued 418,669 shares of common stock to settle claims totaling $502,408.

f.	On February 19, 2015, the Company issued 50,000 shares of common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed. See Note 9.

g.	For the period March 15, 2015 through May 31, 2015, 833,330 shares of common stock were subscribed for under the PPO and the Company received proceeds of $500,000. The shares were issued on April 7, 2015.

h.	As described above, on April 1, 2015, the Company issued 4,387,879 shares of common stock for the conversion of notes payable of $1,200,000 and accrued interest of $116,364.

FY 2016 (Year Ended May 31, 2016):

i.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

j.	For the period June 1, 2015 through the date of the filing of this report, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”.

A. Options

No options were granted in the year ended May 31, 2015.

On June 25, 2015, the Company issued options to its chairman/chief executive officer and an officer/former director for services rendered to the Company’s board of directors in fiscal 2015 to purchase a total of 1,300,000 shares of common stock as follows:

1.        Chairman/chief executive officer – options to purchase 1,000,000 shares of common stock at $0.60 per share.

2.        Officer/former director – options to purchase 300,000 shares of common stock at $0.60 per share.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	1,247,917	$1.53
Granted	—	—
Exercised	—	—
Expired or cancelled	(235,417)	2.95
Outstanding at May 31, 2015	1,012,500	1.20
Granted	1,300,000	0.60
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2015	2,312,500	$0.86

The following table summarizes information about options outstanding and exercisable at August 31, 2015:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.60	1,300,000	2.82	$0.60	1,300,000
$1.20	1,012,500	8.64	1.20	1,012,500
	2,312,500	5.37	$0.86	2,312,500

The compensation expense attributed to the issuance of the options and warrants will be recognized as they vest / earned. These stock options and warrants are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	2,401,043	$1.34
Granted	1,536,943	1.63
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	3,937,986	1.45
Granted	838,334	2.00
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2015	4,776,320	$1.55

The following table summarizes information about warrants outstanding and exercisable at August 31, 2015:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$1.20	3,004,656	4.14	$1.20	3,004,656
$2.00	1,671,664	2.99	2.00	1,671,664
$3.00 to $6.00	100,000	1.48	4.50	100,000
	4,776,320	3.13	$1.55	4,776,320

Issuances of warrants were as follows:

FY 2015 (Year Ended May 31, 2015):

a.	Warrants to purchase 622,947 shares of common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

b.	Warrants to purchase 80,666 shares of common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46 - $1.87; strike price - $1.20; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. See Note 9.

c.	As discussed above, warrants to purchase 833,330 shares of common stock were issued under the PPO.

FY 2016 (Year Ended May 31, 2016):

d.	As discussed above, warrants to purchase 838,334 shares of common stock were issued under the PPO.

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

Revenue recognized under the Master Agreement amounted to $66,000 and $40,000 for the three months ended August 31, 2015 and 2014, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $42,500 and $0 for the three months ended August 31, 2015 and 2014, respectively.

9.	COMMITMENTS

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

Our AES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes and other occupancy costs for the premises.

Rent expense including occupancy costs for the three months ended August 31, 2015 and 2014 was $10,766 and $5,004, respectively.

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

10.	CONCENTRATIONS OF CREDIT RISK

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts.

Net Sales

Major customers for the three months ended August 31, 2015 and 2014 are set forth in the table below.

	Three Months Ended August 31,
	2015	2014
Customer 1	60%	100%
Customer 2	40%	—

Accounts Receivable

Major accounts receivable as of August 31, 2015 and May 31, 2015 are set forth in the table below.

	August 31, 2015	May 31, 2015
	(unaudited)

Customer 1	63%	39%
Customer 2	29%	29%
Customer 3	8%	28%

11.	RELATED PARTY TRANSACTIONS

For the period from March 2015 to May 31, 2015, AES performed consulting services for an entity that is controlled by an officer of AES and a former director of the Company. No consulting services were performed for both the three months ended August 31, 2015 and 2014. In August 2015, AES entered into an agreement to provide energy services for the related entity. For the three months ended August 31, 2015, no net sales were recognized. A deposit of $55,000 was received and classified as part of deferred revenue.

12.	BUSINESS SEGMENT INFORMATION

As of August 31 2015, the Company had two operating segments, Arkados and AES.

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

Operating results for the business segments of the Company were as follows:

	Arkados	AES	Consolidated

Three Months Ended August 31, 2015

Revenues	$106,836	$—	$106,836
Loss from operations	(257,737)	(263,048)	(520,785)

Three Months Ended August 31, 2014

Revenues	$40,000	$—	$40,000
Loss from operations	(1,199,366)	—	(1,199,366)

Total assets for the business segments of the Company were as follows:

August 31, 2015 (unaudited)	$282,300	$444,968	$727,268
May 31, 2015	283,154	254,772	537,926

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

The Company underwent a significant restructuring after December 23, 2010 when substantially all of its then-existing assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company, continued through August 31, 2015 and the date of this report.

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

Since our operations are still developing, and therefore, somewhat in flux, it is difficult to pinpoint direct competitors, however, companies such as Arkessa that provides device operation for IoT, LogMeIn that provides public cloud services for IoT, Microstrain, which provides cloud and data analytics for IoT, and Thingworx, which provides application development platforms are some of those providing goods and services within our space. A more complete listing has been provided in our annual report on Form 10-K filed October 14, 2014. There has been no change during the period covered by this report to our competitive analysis.

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

Since inception, we have incurred losses of approximately $40.6 million.   We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

We evaluate the performance of our operating business segments based primarily on loss from operations. Accordingly, the income and expense line items below loss from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three Months Ended August 31,		Change
	2015	2014	$

Net sales	$106,836	$40,000	$66,836
Cost of goods sold	—	—	—
Selling and general and administrative	529,192	1,187,174	(657,982)
Research and development	98,429	52,192	46,237
Loss from operations	(520,785)	(1,199,366)	678,581
Interest expense	(7,414)	(115,664)	108,250
Loss on translation adjustment	(562)	—	(562)
Loss before income tax benefits	(528,761)	(1,315,030)	(786,269)
Provision for income taxes	—	—	—
Net loss	$(528,761)	$(1,315,030)	$786,269

In fiscal 2016, we recorded revenue of $106,836 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $40,000 revenue for fiscal 2015 from the licensing of PEMS-SF.

Cost of sales totaled $0 in both fiscal 2016 and fiscal 2015 as we did not sell any lighting.

Total operating expenses for fiscal 2016 was $627,621 consisting primarily of salaries of our management and AES employees, consulting expenses and professional fees. We also incurred net research and development expenses of $98,429 relating to development of new technology. This is compared to total operating expenses for fiscal 2015 of $1,239,366, consisting mainly of consulting expenses, stock based compensation and professional fees. During this period, we incurred consulting fees of $1,000,000 related to the issuance of 666,667 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $52,192.

Interest expense on our existing debt for fiscal 2016 and 2015 was $7,414 and $115,664, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $0 and $93,866 for fiscal 2016 and 2015, respectively. Interest expense decreased as the result of the conversion of a substantial portion of the notes payable in fiscal 2015.

Arkados Segment

	Three Months Ended
	August 31,		Change
	2015	2014	$

Net sales	$106,836	$40,000	$66,836
Cost of goods sold	—	—	—
Selling and general and administrative	266,144	1,187,174	(921,030)
Research and development	98,429	52,192	46,237
Loss from operations	$(257,737)	$(1,199,366)	$941,629

In fiscal 2016, we recorded revenue of $106,836 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs as compared to $40,000 revenue for fiscal 2015.

Total operating expenses for fiscal 2016 was $364,573 consisting primarily of salaries of our management, consulting expenses and professional fees. We also incurred net research and development expenses of $98,429 relating to development of new technology. This is compared to total operating expenses for fiscal 2015 of $1,239,366, consisting mainly of consulting expenses, stock based compensation and professional fees. During this period, we incurred consulting fees of $1,000,000 related to the issuance of 666,667 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $52,192.

AES Segment

	Three Months Ended
	August 31,		Change
	2015	2014	$

Net sales	$—	$—	$—
Cost of goods sold	—	—	—
Selling and general and administrative	263,048	—	263,048
Research and development	—	—	—
Loss from operations	$(263,048)	$—	$(263,048)

AES began operations in fiscal 2015 and began earning revenue in the fourth quarter of fiscal 2015. AES did not have revenue in both fiscal 2016 and fiscal 2015, however, in August 2015, AES entered into an agreement to provide energy services for the related entity discussed in Note 7 of the consolidated financial statements. AES expects all services under the agreement to be completed by November 30, 2015. Net sales are estimated to be approximately $580,000.

Cost of sales totaled $0 in both fiscal 2016 and fiscal 2015 as AES did not sell any lighting. Total operating expenses in fiscal 2016 was $263,048. Operating expenses consisted primarily of salaries and payroll taxes.

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

As of August 31, 2015, we had cash of $290,622 and negative working capital of approximately $1.42 million compared to cash of $234,994 and negative working capital of approximately $3.25 million at May 31, 2015, an overall reduction in the working capital deficit of approximately $1.83 million. The change in working capital since May 31, 2015 has resulted from $503,000 received from the sales of units from our March 2015 private placement offering (“PPO” – see below), a decrease of $447,372 in cash used in operating activities to pay current expenses, and a decrease of accounts payable and accrued expenses totaling $1,873,611 which represents the value of the shares of common stock and stock options issued to our sole director and former director in fiscal 2016 for services performed in fiscal 2015. The value of the common stock and stock options was charged as stock compensation in fiscal 2015.

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. For the period March 15, 2015 through the date of this report, 1,671,664 Units have been subscribed for under the PPO and the Company received proceeds of $1,003,000. The proceeds are being used for working capital purposes.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of August 31, 2015, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

Revenue Recognition

Arkados

Revenues from software licensing are recognized in accordance with ASC 985-605, “Software Revenue Recognition.” Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is performed. Deferred revenue represents revenues billed but not yet earned.

Accounting for Stock Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model. FASB ASC Topic 718, “Compensation – Stock Compensation” (“ASC 718”) is a complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation. We currently use a Black-Scholes option pricing model to calculate the fair value of stock options. We primarily use historical data to determine the assumptions to be used in the Black-Scholes model and have no reason to believe that future data is likely to differ materially from historical data. However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. ASC 718 requires the recognition of the fair value of stock compensation in net income. Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

We did not have any market risk sensitive instruments outstanding during this period.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2015.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended August 31, 2015. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting.  As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee.   The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our Form 10-K report for the fiscal year ended May 31, 2015 and no new litigation commenced since the filing of our Form 10-K that would be required to be disclosed in response to this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2015 which could materially affect our business, financial condition or future results. There have been no other material changes during the quarter ended August 31, 2015 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s most recently filed Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In June and July 2015, 838,334 units have been subscribed for under the Company’s March 2015 private placement offering and the Company received proceeds of $503,000. Each unit contains one share of common stock and a warrant to purchase shares of common stock at $2.00 per share. The warrants are immediately exercisable and have a term of three years.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

31.2	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labeled Document
101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 15, 2015	ARKADOS GROUP, INC.

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

