Form 10-Q/A
period 2015-08-31
ARKADOS GROUP, INC.
filed 2015-12-23
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

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

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2015

(FY 2016)

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 (“Form 10-Q/A-1”) to our Quarterly Report on Form 10-Q for the Quarter Ended August 31, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on October 14, 2015 (the “Form 10-Q”), to check the Box labelled “No” which responds to the instruction “Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).”

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

Dated: December 23, 2015	ARKADOS GROUP, INC.

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer, Principal Accounting Officer

