Form 10-Q
period 2015-11-30
ARKADOS GROUP, INC.
filed 2016-01-19
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   November 30, 2015

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

The number of the registrant’s shares of common stock outstanding as of January 18, 2016 was 12,131,500.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended November 30, 2015

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-K for the years ended May 31, 2015 and May 31, 2014 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of November 30, 2015.

1

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F – 2

Condensed Consolidated Statements of Operations	F – 3

Condensed Consolidated Statements of Cash Flows	F – 4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F – 5 to F –21

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2015	May 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$25,989	$234,994
Accounts receivable	133,847	132,349
Inventory	294,136	156,705
Prepaid expenses and other current assets	20,311	12,004

Total current assets	474,283	536,052

Property and equipment, net of accumulated depreciation	8,168	-
Security deposits	20,384	1,874

Total assets	$502,835	$537,926

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,086,647	$2,655,132
Deferred revenue	196,538	267,291
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Notes payable	345,832	345,832

Total current liabilities	2,149,029	3,788,267

Total liabilities	2,149,029	3,788,267

Commitments

Stockholders’ deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 12,081,500 and 11,099,833 issued and outstanding	1,208	1,110
Additional paid-in capital	39,668,191	36,840,157
Accumulated deficit	(41,315,593)	(40,091,608)
Total stockholders’ deficiency	(1,646,194)	(3,250,341)

Total liabilities and stockholders’ deficiency	$502,835	$537,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	November 30,	November 30,	November 30,	November 30,
	2015	2014	2015	2014

Net sales (includes related party of $142,070, $0, $142,070 and $0)	$815,219	$78,996	$922,055	$118,996
Cost of sales	534,989	-	534,989	-
Gross profit	280,230	78,996	387,066	118,996

Operating expenses:
Selling and general and administrative	781,063	254,194	1,310,255	1,441,368
Research and development	185,778	88,245	284,207	140,437
Total operating expenses	966,841	342,439	1,594,462	1,581,805

Loss from operations	(686,611)	(263,443)	(1,207,396)	(1,462,809)

Other income (expenses):
Interest expense	(8,044)	(143,719)	(15,458)	(259,383)
Loss on translation adjustment	(569)	-	(1,131)	-
Other income	-	124,793	-	124,793
Gain on settlement of debt	-	44,071	-	44,071
Total other income (expenses)	(8,613)	25,145	(16,589)	(90,519)

Loss before provision for income tax benefits	(695,224)	(238,298)	(1,223,985)	(1,553,328)

Provision for income tax benefits	-	35,840	-	35,840

Net loss	$(695,224)	$(202,458)	$(1,223,985)	$(1,517,488)

Loss per common share - basic and diluted	$(0.06)	$(0.04)	$(0.10)	$(0.33)

Weighted average of common shares outstanding - basic and diluted	12,081,500	5,105,709	11,942,374	4,622,711

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	November 30, 2015	November 30, 2014
Cash flows from operating activities:
Net loss	$(1,223,985)	$(1,517,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	293,122	-
Issuance of warrants for services	158,399	37,000
Depreciation	264	-
Amortization of debt discount	-	191,663
Issuance of common stock for services	-	1,000,000
Reversal of accounts payable	-	(124,793)
Gain on settlement of debt	-	(44,071)
Interest accrued on debt subject to equity being issued	-	17,753
Changes in operating assets and liabilities:
Accounts receivable	(1,498)	(20,000)
Inventory	(137,431)	-
Prepaid expenses and other current assets	(8,307)	10,616
Security deposit	(18,510)	-
Accounts payable and accrued expenses	305,126	166,926
Deferred revenue	(70,753)	-
Accrued income tax benefits	-	(35,840)
Net cash used in operating activities	(703,573)	(318,234)

Cash flows from investing activities:
Purchases of property and equipment	(8,432)	-
Net cash used in investing activities	(8,432)	-

Cash flows from financing activities:
Proceeds from sales of common stock	503,000	-
Proceeds from convertible debt	-	200,000
Net cash provided by financing activities	503,000	200,000

Net decrease in cash	(209,005)	(118,234)

Cash at beginning of period	234,994	118,505

Cash at end of period	$25,989	$271

Schedule of non-cash transactions:
Common stock issued for accrued stock based compensation	$250,833	$-
Stock options issued for accrued stock based compensation	$1,622,778	$-
Warrants issued to former employees to settle debt subject to equity being issued	$-	$747,536
Common stock issued or to be issued for debt subject to equity being issued	$-	$466,000
Common stock issued for transactions previously classified as common stock to be issued	$-	$1,835,486
Valuation of beneficial conversion feature of debt raise	$-	$71,000
Refinance of due to related party	$-	$130,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2015 and 2014

(UNAUDITED)

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

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards the following businesses:

Arkados - Software and hardware design and development of solutions that enable machine to machine communications for the Internet of Things (IoT). Arkados’ solutions support smart grid and smart building applications primarily in the areas of building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

AES - Energy services provider with focus on the design, installation and maintenance of innovative, sustainable, and cost-effective energy solutions for commercial customers. AES implements smart grid applications primarily in the areas of LED lighting, building automation, and energy management. These applications are uniquely designed to drive a wide variety of wireless and powerline communication (PLC)-based products, such as sensors, gateways, video cameras, appliances and other devices.

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share figures and results are reflected on a post-split basis. See Note 6.

The accompanying condensed consolidated financial statements as of November 30, 2015 (unaudited) and May 31, 2015 and for the three and six months ended November 30, 2015 and 2014 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2015 as disclosed in our annual report on Form 10-K for that year. The results of the three and six months ended November 30, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $41.3 million since inception, including a net loss of approximately $1.2 million for the six months ended November 30, 2015. Additionally, the Company still had both working capital and stockholders’ deficiencies at November 30, 2015 and May 31, 2015 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include: AES, Arkados, CDKnet, LLC and Creative Technology, LLC. Currently, Arkados and AES are the only active entities with operations. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition -

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. For each arrangement, revenues will be recognized when evidence of an agreement has been documented, the fees are fixed or determinable, collection of fees is probable, delivery of the product has occurred and no other significant obligations remain.

Revenues from software licensing are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition.” Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

License revenues are recognized at the time of delivery of the software and all other revenue recognition criteria discussed above have been met. Deferred revenue represents license revenues billed but not yet earned. Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Royalty income is recognized as it is earned and recorded when reported by the customer.

AES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed. Deferred revenue represents revenues billed but not yet earned.

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both November 30, 2015 and May 31, 2015.

e.	Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At November 30, 2015 and May 31, 2015, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

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

	Three and Six Months ended November 30,
	2015	2014

Convertible notes	117,078	2,115,852
Stock options	3,012,500	1,181,250
Warrants	5,059,320	3,082,657

Potentially dilutive securities	8,188,898	6,379,759

h.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense was $451,521 and $37,000 for the three months ended November 30, 2015 and 2014, respectively, and $451,521 and $1,037,000 for the six months ended November 30, 2015 and 2014, respectively. See Note 7a.

The following table presents stock based compensation expenses included in the Company’s consolidated statements of operations:

	Three Months ended November 30,
	2015	2014

Selling and general and administrative	$311,593	$37,000
Research and development	139,928	-
	$451,521	$37,000

	Six Months ended November 30,
	2015	2014

Selling and general and administrative	$311,593	$1,037,000
Research, development and engineering	139,928	-
	$451,521	$1,037,000

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.	Inventory - Inventory, which will consist solely of finished goods of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at November 30, 2015 and May 31, 2015.

	November 30, 2015	May 31, 2015
	(unaudited)

Finished goods	$270,939	$147,605
Work-in-process (unbilled labor and consulting)	23,197	9,100
	$294,136	$156,705

k.	Property and equipment – Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

l.	Research and Development –All research and development costs are expensed as incurred.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	New Accounting Pronouncements –

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

ASU 2014-09 was scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date” (“ASU 2015-14”) which defers the effective date of ASU 2014-09 by one year. ASU 2014-09 is now effective for annual reporting periods after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the effects of adopting ASU 2014-09 on its consolidated financial statements for fiscal 2016 and fiscal 2015 but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements for fiscal 2014 as the Company did not recognize revenues for such year.

In June 2014, ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”) was issued. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. An entity should recognize compensation cost in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. ASU 2014-12 becomes effective for interim and annual periods beginning on or after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-12 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2014, ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”) was issued. Before the issuance of ASU 2014-15, there was no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This guidance is expected to reduce the diversity in the timing and content of footnote disclosures. ASU 2014-15 requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards as specified in the guidance. ASU 2014-15 becomes effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effects of adopting ASU 2014-15 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory" ("ASU 2015-11") ASU 2015-11 requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. ASU 2015-11 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. The Company is currently evaluating the effects of adopting ASU 2015-11 on its consolidated financial statements but the adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU 2015-17 becomes effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the effects of adopting ASU 2015-17 on its consolidated financial statements.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3. SALE OF LICENSE AND IP AGREEMENTS

In December 2010, the Company entered into an agreement to sell substantially all of the assets used in the Company’s business of designing, developing and selling semiconductor products that incorporate power line communications and networking services and offering services related thereto (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”), pursuant to an Asset Purchase Agreement, by and among the Parent, Arkados, Inc. and Arkados Wireless Technologies, Inc. and ST US, dated as of December 23, 2010 (the “Purchase Agreement”).  At the same time, the Company granted a license (the “License”) to ST US to use the Company’s intellectual property assets included in the Asset Sale pending the closing of such sale. In exchange for granting the License, the Company received gross proceeds of $7 million. The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June, 2011, whereupon the Company received $4 million.  At the time the Asset Sale was completed, ST US agreed to license back certain intellectual property on a non-exclusive basis to Arkados to facilitate the continuation and expansion of the Company’s home automation business, support the Company’s customers and, with adequate financing (of which there is no assurance), permit the Company to continue the development and marketing of smart grid products.   ST US hired substantially all of the Company’s engineering and semiconductor employees (including Oleg Logvinov, the Company’s former CEO and director, who was engaged in and directed the semiconductor business).

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

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of November 30, 2015 and May 31, 2015, accounts payable and accrued expenses consist of the following amounts:

	November 30, 2015	May 31, 2015
	(Unaudited)

Accounts payable	$832,436	$463,911
Accrued board of director fees (see Notes 6i and 7A)	—	1,873,611
Accrued interest payable	113,536	98,078
Accrued payroll	54,386	54,882
Accrued other	86,289	164,650
	$1,086,647	$2,665,132

Accounts payable transactions included the following:

On September 10, 2013, the Company entered into a Settlement Agreement and Release with an unsecured creditor whereby the Company was released from all existing debt, including interest, in exchange for the issuance of 792,550 shares of common stock within 90 days of the signing of the Agreement. The Company issued such shares under this Settlement Agreement in September 2014. As of both November 30, 2015 and May 31, 2015, there was $0 of payables due. See Note 6b.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

5.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the Asset Sale, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company received loans of $200,000 and refinanced related party payables totaling $130,000. In addition, as discussed below, the Company issued common stock for the conversion of various notes payable and accrued interest. As of November 30, 2015 and May 31, 2015, there was notes payable of $345,832, net of debt discounts of $0. All notes payable matured on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet.

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

In December 2012, the Company received a loan in the form of a Convertible Note in the principal amount of $20,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 31, 2015. Under the terms of the Convertible Note, if the Convertible Note was not paid upon maturity, the interest rate increased to 12% per year. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $20,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 76,373 shares for the conversion of the principal and accrued interest of $2,912. As a result of the conversion of the Convertible Notes, the remaining unamortized beneficial conversion features was written off in March 2015. See Note 6h.

On April 22, 2013, the Company executed two Convertible Notes for loans in principal amount of $40,000 each. Each Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at an original conversion price of $0.60 per share for both Convertible Notes. The beneficial conversion feature was fair valued at $40,000 each and was being amortized over the lives of the debt instruments. On March 16, 2015, the conversion price for the two Convertible Notes was amended to $0.30 per share. On April 1, 2015, the Company issued 298,111 shares for the conversion of the principal and accrued interest of $9,433. As a result of the conversion of the Convertible Notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6h.

On April 22, 2013, the Company executed a Convertible Note for a loan in the principal amount of $120,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $120,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April1, 2015, the Company issued 447,167 shares for the conversion of the principal and accrued interest to date of $14,150. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On May 2, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on April 30, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $200,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company issued 741,872 shares for the conversion of the principal and accrued interest of $22,562. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

FY 2014 (Year Ended May 31, 2014) Transactions:

On October 28, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $7,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company issued 723,706 shares for the conversion of the principal and accrued interest of $17,112. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On November 12, 2013, the Company executed a Convertible Note for a loan in the principal amount of $200,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $100,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company issued 722,066 shares for the conversion of the principal and accrued interest of $16,620. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company issued 345,360 shares for the conversion of the principal and accrued interest of $3,608. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On April 1, 2015, the Company issued 345,303 shares for the conversion of the principal and accrued interest of $3,591. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6h.

On September 10, 2014, the Company executed two Convertible Notes to refinance due to related party, a previously issued outstanding note payable and accrued interest totaling $174,071. Each of these Convertible Notes had a principal balance of $65,000, bore interest at 6% per year and matured on October 31, 2015. The Convertible Notes were not paid at maturity and were in default. The terms of the two Convertible Notes have substantially been renegotiated as discussed below. The holders had the right to convert any unpaid portion of the Convertible Notes and accrued interest into shares of common stock at a conversion price of $1.20 per share. There was no beneficial conversion feature. The Company recognized a gain on the settlement of debt of $44,071 for the year ended May 31, 2015.

FY 2016 (Year Ended May 31, 2016) Transactions:

In January 2016, the Company executed a Promissory Note for a loan in the principal amount of $60,000. The Promissory Note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017. The proceeds from the Promissory Note were used to partially repay two Convertible Notes as discussed below.

On January 8, 2016, the Company entered into an Exchange Agreement with the noteholders of the Convertible Notes that were in default. On January 15, 2016, the Company applied the proceeds of the new Promissory Note together with the issuance of 50,000 shares of the Company’s common stock, to the payment of two outstanding 6% Convertible Notes that were in default having the aggregate outstanding principal amount of $130,000.  In exchange for the payment and the shares, the holders of the outstanding 6% Convertible Notes surrendered their notes, and the Company issued a new 6% Convertible Note December 31, 2016 to them in the original principal amount of $40,000.  The new Convertible Note bears interest at the rate of 6% per year, compounded quarterly, and matures on December 31, 2016. At any time during the term of the Convertible Note, the holders have the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $1.20 per share. There is no beneficial conversion feature. The holders further agreed that their extension of the maturity of the outstanding Convertible Notes had been effective from October 31, 2015 until January 15, 2016.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of both November 30, 2015 and May 31, 2015.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of both November 30, 2015 and May 31, 2015, there remained $456,930 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

FY 2013 (Year Ended May 31, 2013):

On January 6, 2013, the Company and Andreas Typaldos (“Typaldos”), former officer and director, entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with Typaldos were terminated and certain debts and obligations to Typaldos were released in exchange for (1) a cash payment of $15,920 and (2) the issuance of 469,132 shares of the Company's common stock. In addition, $19,000 was to be paid to Typaldos’ son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both November 30, 2015 and May 31, 2015 no payables were due to Typaldos. See Note 6c.

 FY 2015 (Year Ended May 31, 2015):

In fiscal 2015, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 622,947 shares of its common stock at $1.20 per share exercisable for a five-year period ending in 2020 to settle claims totaling $747,535.

During the year ended May 31, 2015, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company issued 648,381 shares of its common stock to settle claims totaling $466,000 in September 2014 and 256,486 shares of its common stock to settle claims totaling $207,753 on April 1, 2015. See Note 6d.

During the year ended May 31, 2015, the Company agreed to issue 418,669 shares of its common stock to settle claims totaling $502,408 from previous holders of unsecured debt. The shares were issued in January 2015. See Note 6e.

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

Issuances of Common Stock

FY 2015 (Year Ended May 31, 2015):

a.	On July 16, 2014, the Company issued 666,667 shares of its common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 9.

b.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of its common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

c.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of its common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. In September 2014, the Company agreed to issue 648,381 shares of its common stock to settle claims totaling $466,000. Prior to the issuance date, such shares were classified as common stock to be issued. On April 1, 2015, the Company issued 256,486 shares of its common stock to settle claims totaling $207,754.

e.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. In September 2014, the Company issued 418,669 shares of its common stock to settle claims totaling $502,408.

f.	On February 19, 2015, the Company issued 50,000 shares of its common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed. See Note 9.

g.	For the period March 15, 2015 through May 31, 2015, 833,330 shares of its common stock were subscribed for under the PPO and the Company received proceeds of $500,000. The shares were issued on April 7, 2015.

h.	As described above, on April 1, 2015, the Company issued 4,387,879 shares of its common stock for the conversion of notes payable of $1,200,000 and accrued interest of $116,364.

FY 2016 (Year Ended May 31, 2016):

i.	On June 25, 2015, the Company issued 108,333 shares of its common stock to its chairman/chief executive officer and 35,000 shares of its common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

j.	For the period June 1, 2015 through the date of the filing of this report, 838,334 shares of the Company's common stock have been subscribed for under the PPO and the Company has received gross proceeds of $503,000.

k.	As discussed above, the Company entered into an Exchange Agreement with the noteholders of two Convertible Notes that were in default. Under the agreement, the Company agreed to issue 50,000 shares of its common stock to the noteholders.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”.

A. Options

No options were granted in the year ended May 31, 2015.

On June 25, 2015, the Company issued options to its chairman/chief executive officer and an officer/former director for services rendered to the Company’s board of directors during fiscal 2015 to purchase a total of 1,300,000 shares of its common stock as follows:

1.	Chairman/chief executive officer – options to purchase 1,000,000 shares of the Company's common stock at $0.60 per share.
2.	Officer/former director – options to purchase 300,000 shares of the Company's common stock at $0.60 per share.

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

On October 16, 2015, the Company issued options to employees to purchase 700,000 shares of its common stock at $1.00 per share. The options issued were valued using the Black-Scholes option pricing model under the assumptions below. The value of the options totaling $293,122 was charged as stock compensation.

The assumptions are as follows - stock price - $1.00; strike price - $1.00; expected volatility – 89.12%; risk-free interest rate - 0.91%; dividend rate - 0%; and expected term – 1.5 years.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	1,247,917	$1.53
Granted	—	—
Exercised	—	—
Expired or cancelled	(235,417)	2.95
Outstanding at May 31, 2015	1,012,500	1.20
Granted	2,000,000	0.74
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2015	3,012,500	$0.89

The following table summarizes information about options to purchase shares of the Company's common stock outstanding and exercisable at November 30, 2015:

	Options Outstanding and Exercisable
	Number Outstanding	Weighted- Average Remaining Life In Years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$0.60	1,300,000	2.57	$0.60	1,300,000
$1.00	700,000	2.88	1.00	700,000
$1.20	1,012,500	8.39	1.20	1,012,500
	3,012,500	4.60	$0.86	3,012,500

The compensation expense attributed to the issuance of the options will be recognized as they vest / earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	2,401,043	$1.34
Granted	1,536,943	1.63
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	3,937,986	1.45
Granted	1,121,334	1.75
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2015	5,059,320	$1.52

The following table summarizes information about warrants to purchase shares of the Company's common stock outstanding and exercisable at November 30, 2015:

	Outstanding and exercisable
	Number Outstanding	Weighted- average remaining life in years	Weighted- Average Exercise Price	Number Exercisable
Range of exercise prices:
$1.00	283,000	2.97	$1.00	283,000
$1.20	3,004,656	3.64	1.20	3,004,656
$2.00	1,671,664	2.49	2.00	1,671,664
$3.00 to $6.00	100,000	0.98	4.50	100,000
	5,059,320	2.73	$1.55	5,059,320

Issuances of warrants to purchase shares of the Company's common stock were as follows:

FY 2015 (Year Ended May 31, 2015):

a.	Warrants to purchase 622,947 shares of the Company's common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

b.	Warrants to purchase 88,000 shares of the Company's common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46 - $1.87; strike price - $1.20; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. The value of the warrants totaling $349,721 was charged as consulting.

c.	As discussed above, warrants to purchase 833,330 shares of the Company's common stock were issued under the PPO.

FY 2016 (Year Ended May 31, 2016):

d.	As discussed above, warrants to purchase 838,334 shares of the Company's common stock were issued under the PPO.

e.	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.00; strike price - $1.00; expected volatility - 87.54%; risk-free interest rate - 1.21%; dividend rate - 0%; and expected term - 3 years. The value of the warrant totaling $139,928 was charged as research and development.

e.	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.00; strike price - $1.00; expected volatility - 87.54%; risk-free interest rate - 1.21%; dividend rate - 0%; and expected term - 3 years. The value of the warrant totaling $18,471 was charged as consulting. See Note 10.

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

The Master Agreement has a year-to-year term but can be terminated by either party upon 60 days’ prior written notice. Upon termination or expiration of this agreement, we are not required to provide any continuing or ongoing processing of data or other services that, pursuant to a sub-agreement, are discontinued upon termination, however, the customer shall retain any perpetual rights granted in a sub-agreement or schedule. The term of any sub-agreements is concomitant and co-terminus with the Master Agreement term.

Revenue recognized under the Master Agreement amounted to $52,000 and $58,996 for the three months ended November 30, 2015 and 2014, respectively and $118,000 and $98,996 for the six months ended November 30, 2015 and 2014, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $65,000 and $20,000 for the three months ended November 30, 2015 and 2014, respectively and $107,500 and $20,000 for the six months ended November 30, 2015 and 2014, respectively.

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

Rent expense including occupancy costs for the three and six months ended November 30, 2015 was $21,445 and $32,211, respectively. Rent expense including occupancy costs for the three and six months ended November 30, 2014 was $5,004 and $10,008, respectively.

Consulting Agreements

On July 1, 2013, the Company entered into a two-year consulting agreement whereby the consultant was paid in shares of the Company’s common stock in lieu of cash after achieving certain milestones. 666,667 shares were issued on July 16, 2014 upon the consummation of an agreement with a customer. The agreement has expired.

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

On November 15, 2015, the Company entered into a one year consulting agreement to provide advisory services whereby the consultant received a payment of a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share.

11.	CONCENTRATIONS OF CREDIT RISK

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts.

Net Sales

Major customers for the three months ended November 30, 2015 and 2014 are set forth in the table below.

	Three Months Ended November 30 ,
	2015	2014
Customer 1	36%	75%
Customer 2	26%	25%

Major customers for the six months ended November 30, 2015 and 2014 are set forth in the table below.

	Six Months Ended November 30 ,
	2015	2014
Customer 1	31%	84%
Customer 2	23%	16%
Customer 3	13%	-
Customer 4	12%	-

Accounts Receivable

Major accounts receivable as of November 30, 2015 and May 31, 2015 are set forth in the table below.

	November, 2015	May 31, 2015
	(unaudited)

Customer 1	44%	39%
Customer 2	24%	29%
Customer 3	14%	28%
Customer 4	11%	-

12.	RELATED PARTY TRANSACTIONS

For the period from March 2015 to May 31, 2015, AES performed consulting services for an entity that is controlled by a former officer of AES and who was also a former director of the Company. No consulting services were performed for both the three and six months ended November 30, 2015 and 2014.

In August 2015, AES entered into an agreement to provide energy services for the related entity. For both the three and six months ended November 30, 2015, net sales recognized totaled $142,070.

13.	BUSINESS SEGMENT INFORMATION

As of November 30, 2015, the Company had two operating segments, Arkados and AES.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies. The Company evaluates performance based primarily on income (loss) from operations

Operating results for the business segments of the Company were as follows:

	Arkados	AES	Consolidated

Three Months Ended November 30, 2015
Revenues	$175,457	$639,762	$815,219
Loss from operations	(254,067)	(432,544)	(686,611)

Three Months Ended November 30, 2014
Revenues	78,996	-	78,996
Loss from operations	(263,443)	-	(263,443)

Six Months Ended November 30, 2015
Revenues	282,293	639,762	922,055
Loss from operations	(511,804)	(695,592)	(1,207,396)

Six Months Ended November 30, 2014
Revenues	118,996	-	118,996
Loss from operations	(1,462,809)	-	(1,462,809)

Total assets for the business segments of the Company were as follows:

November 30, 2015 (unaudited)	$67,303	$435,532	$502,835
May 31, 2015	283,154	254,772	537,926

14.	SUBSEQUENT EVENTS

In January 2016, the Company executed a Promissory Note for a loan in the principal amount of $60,000.

On January 8, 2016, the Company entered into an Exchange Agreement with the noteholders of the Convertible Notes that were in default. On January 15, 2016, the Company applied the proceeds of the new Promissory Note together with the issuance of 50,000 shares of the Company’s common stock to the payment of two outstanding 6% Convertible Notes that were in default having the aggregate outstanding principal amount of $130,000.  In exchange for the payment and the shares, the holders of the outstanding 6% Convertible Notes surrendered their notes, and the Company issued a new 6% Convertible Note December 31, 2016 to them in the original principal amount of $40,000.  See Notes 5 and 6.

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

We remain engaged in the process of seeking settlements with certain of our unsecured creditors from the periods prior to the Asset Sale to STMicroelectronics in December 2010 (the "Asset Sale").

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

The Company underwent a significant restructuring after December 23, 2010 when substantially all of its then-existing assets were acquired by STMicroelectronics in the Asset Sale as disclosed in the Company's Current Report on Form 8-K filed December 29, 2010 and further described (as to the closing) in the 8-K filed July 12, 2011. This restructuring, focusing on settlements with unsecured creditors of the Company, continued through November 30, 2015 and the date of this Quarterly Report.

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

The Internet of Things (IoT) is a concept describing a network of interconnected objects otherwise known as machine-to-machine communication. The IoT goes beyond just objects talking to other objects and includes device and sensor capabilities in performing functions such as gathering data, sending communications and learning behaviors through machine learning and analytics. The IoT represents an explosive internet phenomenon that is estimated to grow to include upwards of 50 billion connected objects by 2020 according to Cisco Systems. The IoT is expected to usher in a transformative era in virtually all industries much like the internet revolution transformed our world beginning 20 years ago.

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

According to the Gartner Group, the IoT will consist of 26 billion connected devices (not including phones and tablets) by 2020. In 2008, the number of devices connected to the internet surpassed the number of human beings on earth. The market size for IoT overall, according to BI Intelligence, will reach 18 billion devices by 2018. Whatever the estimate, the numbers are very large and the opportunity is extraordinary. A subset of this overall market is the Industrial IoT, which includes 2 key components: a) the connection of industrial machine sensors and actuators to local processing and to the internet, and b) the onward connection to other important industrial networks that can independently generate value. Our focus is on Smart Building, Smart Factory and Smart Lighting applications. The market size of the Industrial IoT is expected to grow from $20 billion in 2012 to $514 billion in 2020, representing a CAGR of 50.05%. Furthermore, according to Global Information, Inc., the Smart Building market will grow to $214 billion by 2020 with a CAGR of 17%.

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

According to research firm Zpryme, the smart grid core and enabled technology market will reach $220 billion in size by 2020.   The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”).   Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so.   AMI lays the foundation as a hub for networking and communication and it the gateway to the home area network ("HAN").   From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable to communicating with the other devices within the local network, but are also capable of communicating outward to the WAN and implementing demand response protocols.

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

As discussed above, the smart grid core and enabled technology market will reach $220 billion in size by 2020. The current prevailing trend in the smart grid technology market is the upgrading of old technology as well as adopting a new technology, both of which will lead to a more efficient usage of electricity. It is estimated that the increase in investment from federal, state, and foreign governments, as well as from utilities themselves is expected to reach $1 billion in the next five years

The explosive growth in this market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure (the “AMI”). Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and it the gateway to the home/building area network. From the perspective of the end user (residential or industrial), in-home (or in-building) devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to the wide area network and implementing demand response protocols.

The smart grid intends to modernize the power grid by using the latest technology that supports the utility to reduce the transmission and distribution loss.  Smart grid can balance the electricity supply and demand. It can improve the grid reliability by monitoring the frequency and duration of power outages and the number of disturbances, including reduction of the possibility of regional blackouts. Smart grid will improve the efficiency and dependability in energy distribution and assist in optimizing utilization of resources. Reduction in transmission and distribution loss, coupled with an increase in energy efficiency, is one of the major drivers of this market. The governments of various countries are playing important roles in the commercialization of this and passing on mandates and regulations for the same. The high cost of installation of the entire smart grid network is one of the restraints of the smart grid market. Another major restraint is the lack of interoperability of standards. There is a huge amount of investment currently in this market, which is an opportunity for the growth of those in the market. Prepaid electricity is also en-route, wherein the users will prepay for the electricity that will be consumed by them. Lack of interoperability standards exists at all the levels in a system, especially between countries. There are numerous service providers across the globe with different standards of operating and creating a consensus is very important for the growth of any industry. This is lacking in the smart grid market as every country has its own rules and mandates. This leads to a slower adoption of technology and increases risks for the industry as a whole, including a negative return on investment where large upfront investment is required

The electric grid as we know it today has been a core part of our infrastructure for nearly 100 years. According to the U.S. Department of Energy, the power grid is the largest interconnected machine on Earth, consisting of 9200 electric generating units and more than 1,000,000 megawatts of generating capacity connected to more than 300,000 miles of transmission lines. This power grid has a 99.97% uptime, but even the small number of outages and disruptions cost the economy $150 billion per year.

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

1.)	Utility companies MUST upgrade: increased demand is approaching the point where many utility companies will not be able to meet peak demand; and
2.)	Government incentive: The U.S. Government has appropriated $11 billion through the American Recovery and Reinvestment Act of 2009 to fund projects for “clean, efficient American energy.”

Smart meter roll out: Smart meters are becoming ubiquitous, which sets the stage for the introduction of new technologies on both the delivery and consumption sides of the equation.

Although utility companies already maintain communication between the central generation facility and substations, the smart grid will enable decentralization of energy delivery (source), opening the door for renewable energy usage. In addition, the expansion of that communication network will facilitate end-to-end two-way communication between the utility and the end user, creating an opportunity for solution providers in the FAN/HAN space.

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

Arkados’ position, as it relates to the Smart Grid, is one of a facilitator of demand response, particularly as it relates to the local area network and its integration with the Smart Grid. The gateway and meter bridge products of Tatung, utilizing the PLC capabilities of STMicroelectronics and the device and system management software of Arkados, comprise a very unique and valuable set of features that allow us to compete in the Smart Grid marketplace. In addition, our solutions comprise machine to machine (M2M) communication for the IoT, which represents even larger opportunities.

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

Research and Development

Arkados

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible without our current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, HANs and the IoT within the smart home/smart grid industries via our strategic partnerships. We may engage in certain activities in pursuit of further commercial development as opportunities arise from these relationships.

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

As described in our prior report for our first quarter of fiscal 2015, we rolled out to Tatung our Process and Event Management System for Smart Factory (PEMS-SF). This system is intended to improve efficiency of a factory by Arkados’ software solutions residing in the factory’s computer systems and in the Arkados’ cloud computing platform. The PEMS-SF system will have several applications developed, from time to time, by Arkados, for production testing (PTS), logistic material tracking (MTS), environment management (EMS), video analytics (VAS), quality reporting (QRS) and others (as may be developed by Arkados as needed for the customer needs).

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

AES

AES has begun marketing its services and solutions beginning in February 2015 and to date, has been engaged by two large health care systems, two grocery store chains and a number of customers in various commercial segments for the provision of energy savings services, including the provision of LED lighting retrofit services. AES’ direct sales force is in the process of building a sales pipeline that is expected to generate additional revenue in subsequent periods.

Since inception, we have incurred losses of approximately $41.3 million.   We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

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

Consolidated

	Three Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$815,219	$78,996	$736,223
Cost of sales	534,989	-	534,989
Selling and general and administrative	781,063	254,194	526,869
Research and development	185,778	88,245	97,533
Loss from operations	(686,611)	(263,443)	(423,168)
Interest expense	(8,044)	(143,719)	135,675
Loss on translation adjustments	(569)	-	(569)
Other income	-	124,793	(124,793)
Gain on settlement of debt	-	44,071	(44,071)
Loss before income tax benefits	(695,224)	(238,298)	(456,926)
Provision for income tax benefits	-	35,840	(35,840)
Net loss	$(695,224)	$(202,458)	$(492,766)

	Six Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$922,055	$118,996	$803,059
Cost of sales	534,989	-	534,989
Selling and general and administrative	1,310,255	1,441,368	(131,113)
Research and development	284,207	140,437	143,770
Loss from operations	(1,207,396)	(1,462,809)	255,413
Interest expense	(15,458)	(259,383)	243,925
Loss on translation adjustment	(1,131)	-	(1,131)
Other income	-	124,793	(124,793)
Gain on settlement of debt	-	44,071	(44,071)
Loss before income tax benefits	(1,223,985)	(1,553,328)	329,343
Provision for income tax benefits	-	35,840	(35,840)
Net loss	$(1,223,985)	$(1,517,488)	$293,503

For The Three Months Ended November 30, 2015 ("fiscal 2016") and November 30, 2014 ("fiscal 2015")

In fiscal 2016, we recorded revenue of $117,000 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs, $58,457 from royalty income and the sale of product and $639,762 from AES primarily related the installation of LED lighting retrofit services. In fiscal 2015, we recorded revenue of $118,996 from the licensing of PEMS-SF and Meter Collar and IHB PLCs. There was no revenue from AES in fiscal 2015.

Cost of sales in fiscal 2016 related primarily to the installation of LED lighting by AES. As there was no revenue from AES in fiscal 2015, there was no cost of sales.

Total operating expenses for fiscal 2016 was $966,841 consisting primarily of salaries of our management and employees, consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $185,778 relating to development of new technology. Total operating expenses for AES was $537,906. During this period, we incurred stock based compensation of $293,122 for the issuance of stock options to employees of AES, consulting fees of $18,471 for the issuance of warrants to a vendor and research and development costs of $139,928 for the issuance of warrants to a vendor.

Total operating expenses for fiscal 2015 was $342,439 consisting primarily of salaries of our management, consulting expenses and professional fees. There were no operating expenses for AES as AES had not commenced services yet. During this period, we also incurred net research and development expenses of $88,245 relating to development of new technology.

Interest expense on our existing debt for fiscal 2016 and 2015 was $8,044 and $143,719, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $0 and $97,797 for fiscal 2016 and 2015, respectively. Interest expense decreased as the result of the conversion of a substantial portion of the notes payable in fiscal 2015.

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

For The Six Months Ended November 30, 2015 ("fiscal 2016") and November 30, 2014 ("fiscal 2015")

In fiscal 2016, we recorded revenue of $223,836 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs, $58,457 from royalty income and the sale of product and $639,762 from AES primarily related the installation of LED lighting retrofit services. In fiscal 2015, we recorded revenue of $118,996 from the licensing of PEMS-SF and Meter Collar and IHB PLCs. There was no revenue from AES in fiscal 2015.

Cost of sales in fiscal 2016 related primarily to the installation of LED lighting by AES. As there was no revenue from AES in fiscal 2015, there was no cost of sales.

Total operating expenses for fiscal 2016 was $1,594,462 consisting primarily of salaries of our management and employees, consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $284,207 relating to development of new technology. Total operating expenses for AES was $800,954. During this period, we incurred stock based compensation of $293,122 for the issuance of stock options to employees of AES, consulting fees of $18,471 for the issuance of warrants to a vendor and research and development costs of $139,928 for the issuance of warrants to a vendor.

Total operating expenses for fiscal 2015 was $1,581,805 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $1,000,000 related to the issuance of 666,667 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $140,437 relating to development of new technology.

Interest expense on our existing debt for fiscal 2016 and 2015 was $15,458 and $259,383, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $0 and $191,663 for fiscal 2016 and 2015, respectively. Interest expense decreased as the result of the conversion of a substantial portion of the notes payable in fiscal 2015.

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

Arkados Segment

	Three Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$175,457	$78,996	$96,461
Cost of goods sold	3,000	-	3,000
Selling and general and administrative	240,746	254,194	(13,448)
Research and development	185,778	88,245	97,533
Loss from operations	$(254,067)	$(263,443)	$9,376

	Six Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$282,293	$118,996	$163,297
Cost of goods sold	3,000	-	3,000
Selling and general and administrative	506,890	1,441,368	(934,478)
Research and development	284,207	140,437	143,770
Loss from operations	$(511,804)	$(1,462,809)	$951,005

For The Three Months Ended November 30, 2015 ("fiscal 2016") and November 30, 2014 ("fiscal 2015")

In fiscal 2016, we recorded revenue of $117,000 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs and $58,457 from royalty income and the sale of product. In fiscal 2015, we recorded revenue of $118,996 from the licensing of PEMS-SF and Meter Collar and IHB PLCs.

Total operating expenses for fiscal 2016 was $426,524 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $185,778 relating to development of new technology. During this period, we incurred consulting fees of $18,471 for the issuance of warrants to a vendor and research and development costs of $139,928 for the issuance of warrants to a vendor.

Total operating expenses for fiscal 2015 was $342,439 consisting primarily of salaries of our management, consulting expenses and professional fees. We also incurred net research and development expenses of $88,245 relating to development of new technology.

For The Six Months Ended November 30, 2015 ("fiscal 2016") and November 30, 2014 ("fiscal 2015")

In fiscal 2016, we recorded revenue of $223,836 from the licensing of the PEMS-SF and Meter Collar and IHB PLCs and $58,457 from royalty income and the sale of product. In fiscal 2015, we recorded revenue of $118,996 from the licensing of PEMS-SF and Meter Collar and IHB PLCs.

Total operating expenses for fiscal 2016 was $791,097 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we also incurred net research and development expenses of $284,207 relating to development of new technology. During this period, we incurred consulting fees of $18,471 for the issuance of warrants to a vendor and research and development costs of $139,928 for the issuance of warrants to a vendor.

Total operating expenses for fiscal 2015 was $1,581,805 consisting primarily of salaries of our management, consulting expenses and professional fees. During this period, we incurred consulting fees of $1,000,000 related to the issuance of 666,667 shares of common stock under the terms of a consulting agreement. We also incurred net research and development expenses of $140,437 relating to development of new technology.

AES Segment

	Three Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$639,762	$-	$639,762
Cost of goods sold	531,989	-	531,989
Selling and general and administrative	540,317	-	540,317
Research and development	-	-	-
Loss from operations	$(432,544)	$-	$(432,544)

	Six Months Ended
	November 30,		Change
	2015	2014	$

Net sales	$639,762	$-	$639,762
Cost of goods sold	531,989	-	531,989
Selling and general and administrative	803,365	-	803,365
Research and development	-	-	-
Loss from operations	$(695,592)	$-	$(695,592)

For The Three and Six Months Ended November 30, 2015("fiscal 2016") and November 30, 2014 ("fiscal 2015")

Revenue for AES totaled $639,762 for both the three and six months of fiscal 2016. AES began recognizing revenue in the second quarter of fiscal 2016 as certain installation jobs were completed. During the three and six months of fiscal 2015, no revenue was recognized.

Cost of sales in fiscal 2016 related to the installation of LED lighting. As there was no revenue from AES in fiscal 2015, there was no cost of sales.

Total operating expenses for the three and six months of fiscal 2016 was $540,317 and $803,365, respectively. Operating expenses consisted primarily of salaries, stock based compensation and payroll taxes. During this period, we incurred stock based compensation of $293,122 for the issuance of stock options to employees of AES.

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

	Six Months Ended November 30,
	2015	2014
Cash flows (used in) provided by
Operating activities	$(703,573)	$(318,334)
Investing activities	(8,432)	-
Financing activities	503,000	200,000
Decrease in cash	$(209,005)	$(118,234)

As of November 30, 2015, we had cash of $25,989 as compared to $234,994 as of May 31, 2015.

Operating Activities

Operating activities used $703,573 in cash for the six months ended November 30, 2015. The decrease in cash was primarily attributable to funding the loss for the period.

Investing Activities

For the six months ended November 30, 2015, net cash used in investing activities was $8,432. Cash used in investing activities was attributable to the purchase of property and equipment.

Financing Activities

For the six months ended November 30, 2015, net cash provided by financing activities was $503,000. The Company received $503,000 from the sale of units from its March 2015 private placement offering ("PPO" – see below).

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies are limited to equity based transactions or convertible debt instruments. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2015.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2015.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended November 30, 2015. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place additional compensating levels of controls to provide for greater segregation of duties. There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

There has been no significant change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes In Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our annual report on Form 10-K for the fiscal year ended May 31, 2015 and no new litigation commenced since the filing of our most recent annual report on Form 10-K that would be required to be disclosed in response to this Item.

Item 1A.   Risk Factors

In addition to the other information set forth in this quarterly report on form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended May 31, 2015 which could materially affect our business, financial condition or future results. There have been no other material changes during the fiscal quarter ended November 30, 2015 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2015 the Company granted options to three of its employees to purchase an aggregate of 700,000 shares of its common stock at an exercise price of $1.00 per share. Under the terms of the option grants, the options are vested immediately and are exercisable for a period of three years. Each of the option certificates memorializing the option grants bears a legend restricting its transferability and contains representations from the option holder that he is an “accredited investor” and acquired the options for his own account for investment and not with a view toward resale or distribution of any part thereof. Accordingly, we believe that the issuance of the options was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On November 18, 2015 the Company issued warrants to purchase a total of 283,000 shares of its common stock at an exercise price of $1.00 per share excercisable for a period of three years to two service providers. One warrant to purchase 250,000 shares was issued to Dynamo Development, Inc. as a bonus payment for services rendered in connection with a software development agreement. The other warrant was issued to CD Capital Advisers, LLC as payment for services under a consulting agreement. Each of the warrant certificates bears a legend restricting its transferability and contains representations from the warrant holder that it is an “accredited investor” and acquired the warrants for its own account for investment and not with a view toward resale or distribution of any part thereof. Accordingly, we believe that the issuance of the warrants was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certification of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

32.1	Certificate of Chief Executive Officer/Principal Accounting Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labeled Document
101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: January 19, 2016

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

