Form 10-Q
period 2016-02-29
ARKADOS GROUP, INC.
filed 2016-04-20
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   February 29, 2016

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

The number of the registrant’s shares of common stock outstanding as of April 14, 2016 was 12,281,500.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended February 29, 2016

(FY 2016)

2

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Reports on Form 10-K for the years ended May 31, 2015 and May 31, 2014 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of February 29, 2016.

3

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F – 2

Condensed Consolidated Statements of Operations	F – 3

Condensed Consolidated Statements of Cash Flows	F – 4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F – 5 to F –20

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 29, 2016	May 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash	$38,726	$234,994
Accounts receivable	208,647	132,349
Inventory	96,870	156,705
Prepaid expenses and other current assets	10,122	12,004
Total current assets	354,365	536,052

Property and equipment, net of accumulated depreciation	7,905	-

Security deposit	20,384	1,874

Total assets	$382,654	$537,926

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,004,155	$2,655,132
Deferred revenue	86,269	267,291
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Notes payable	315,832	345,832
Total current liabilities	1,926,268	3,788,267

Total liabilities	1,926,268	3,788,267

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 12,131,500 and 11,099,833 shares issued and outstanding	1,213	1,110
Additional paid-in capital	39,709,518	36,840,157
Accumulated deficit	(41,254,345)	(40,091,608)
Total stockholders' deficiency	(1,543,614)	(3,250,341)

Total liabilities and stockholders' deficiency	$382,654	$537,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine Months ended
	February 29,	February 28,	February 29,	February 28,
	2016	2015	2016	2015

Net sales	$749,083	$142,200	$1,671,138	$261,196

Cost of sales	372,021	-	907,010	-

Gross profit	377,062	142,200	764,128	261,196

Operating expenses:
Selling and general and administrative	282,292	574,945	1,592,547	2,016,313
Research and development	26,510	60,001	310,717	200,438
Total operating expenses	308,802	634,946	1,903,264	2,216,751

Income (loss) from operations	68,260	(492,746)	(1,139,136)	(1,955,555)

Other income (expenses):
Interest expense	(7,013)	(104,320)	(22,471)	(363,703)
Loss on translation adjustments	-	-	(1,131)	-
Other income	-	-	-	124,793
Gain on settlement of debt	-	-	-	44,071
Total other income (expenses)	(7,013)	(104,320)	(23,602)	(194,839)

Income (loss) before provision for income taxes	61,247	(597,066)	(1,162,738)	(2,150,394)

Provision for income tax benefits	-	-	-	35,840

Net income (loss)	$61,247	$(597,066)	$(1,162,738)	$(2,114,554)

Income (loss) per common share - basic and diluted	$0.01	$(0.11)	$(0.10)	$(0.44)

Weighted average of common shares outstanding - basic and diluted	12,106,225	5,250,085	11,996,792	4,828,416

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net loss	$(1,162,738)	$(2,114,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	293,122	-
Issuance of warrants for services	158,399	306,770
Depreciation	527
Amortization of debt discount	-	269,322
Issuance of common stock for services	-	1,060,000
Reversal of accounts payable	-	(124,793)
Gain on settlement of debt	-	(44,071)
Interest accrued on debt subject to equity being issued	-	17,753
Changes in operating assets and liabilities:
Accounts receivable	(76,298)	(22,000)
Inventory	59,835	(40,000)
Prepaid expenses and other current assets	1,882	8,519
Accounts payable and accrued expenses	233,967	310,337
Deferred revenue	(181,022)	60,000
Accrued income tax benefits	-	(35,840)
Net cash used in operating activities	(672,326)	(348,557)

Cash flows from investing activities:
Purchases of property and equipment	(8,432)	-
Security deposit	(18,510)	-
Net cash used in investing activities	(26,942)	-

Cash flows from financing activities:
Proceeds from sales of common stock	503,000	-
Proceeds from related party advance	-	40,000
Proceeds from convertible debt	-	200,000
Payment of debt	(60,000)	-
Proceeds from debt	60,000	-
Net cash provided by financing activities	503,000	240,000

Net decrease in cash	(196,268)	(108,557)

Cash at beginning of period	234,994	118,505

Cash at end of period	$38,726	$9,948

Schedule of non-cash transactions:
Common stock issued for accrued stock based compensation	$250,833	$-
Stock options issued for accrued stock based compensation	$1,622,778	$-
Common stock issued for debt exchange	$41,332
Warrants issued to former employees to settle debt subject to equity being issued	$-	$747,536
Common stock issued or to be issued for debt subject to equity being issued	$-	$968,408
Common stock issued for transactions previously classified as common stock to be issued	$-	$1,835,486
Valuation of beneficial conversion feature of debt raise	$-	$71,000
Refinance of due to related party	$-	$130,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 29, 2016 and FEBRUARY 28, 2015

(UNAUDITED)

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Parent”) conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”).

The Company underwent a significant restructuring following December 23, 2010, during which substantially all of its assets were acquired by STMicroelectronics (sometimes referred to hereinafter as the “Asset Sale”). Settlements reached in connection with the Asset Sale and the fulfillment of obligations in connection therewith, have been substantially completed.

Following the Asset Sale, the Company shifted its focus towards the following businesses:

Arkados - Software and hardware design and development of solutions that enable machine to machine communications for the Internet of Things (IoT). Arkados’ solutions are primarily focused on industrial and commercial applications such as building automation, energy management and predictive maintenance and are uniquely designed to drive a wide variety of full-featured, cutting edge solutions.

AES - Energy conservation services for commercial and industrial facilities owners and managers. AES’ services include implementing energy conservation measures such as LED lighting retrofits, oil to natural gas boiler conversions, co-generation system installation and solar PV system installations. In addition, AES sells technology solutions designed by Arkados, Inc. and others that serve to improve the effectiveness of the measures and increases return on investment for the customer.

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share figures and results are reflected on a post-split basis. See Note 6.

The accompanying condensed consolidated financial statements as of February 29, 2016 (unaudited) and May 31, 2015 and for the three and nine months ended February 29, 2016 and 2015 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2015 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 29, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2016.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $41.3 million since inception, including a net loss of approximately $1.2 million for the nine months ended February 29, 2016. Additionally, the Company still had both working capital and stockholders’ deficiencies at February 29, 2016 and May 31, 2015 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include AES and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition

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

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both February 29, 2016 and May 31, 2015.

e.	Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At February 29, 2016 and May 31, 2015, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three and Nine Months ended
	February 29,/28,
	2016	2015

Convertible notes	84,059	2,122,497
Stock options	3,012,500	1,181,250
Warrants	5,059,320	3,104,654

Potentially dilutive securities	8,155,879	6,408,401

h.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Stock based compensation expense was $0 and $329,770 for the three months ended February 29, 2016 and February 28, 2015, respectively, and $451,521 and $1,366,770 for the nine months ended February 29, 2016 and February 28, 2015, respectively. See Note 7a.

The following table presents stock based compensation expenses included in the Company’s consolidated statements of operations.

	Three Months ended
	February 29,	February 28,
	2016	2015

Selling, general and administrative	$-	$329,770
Research and development	-	-
	$-	$329,770

	Nine Months ended
	February 29,	February 28,
	2016	2015

Selling, general and administrative	$311,593	$1,366,770
Research and development	139,928	-
	$451,521	$1,366,770

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.	Inventory - Inventory, which consists of finished goods and work-in-process (WIP) of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at February 29, 2016 and May 31, 2015.

	February 29,	May 31,
	2016	2015
	(unaudited)

Finished goods	83,347	147,605
Work-in-process (unbilled labor and consulting)	13,523	9,100
	96,870	156,705

k.	Property and equipment – Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

l.	Research and Development –All research and development costs are expensed as incurred.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	New Accounting Pronouncements –

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

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3.	ASSET SALE

In December 2010, the Company entered into an agreement to sell substantially all of the assets (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”). The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June, 2011. The Company is negotiating with its remaining unsecured debt holders to compromise, extend the due date or convert outstanding debt into equity. Debt holders who have agreed to settle through receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of February 29, 2016 and May 31, 2015, accounts payable and accrued expenses consist of the following amounts:

	February 29,	May 31,
	2016	2015
	(Unaudited)

Accounts payable	$749,568	$463,911
Accrued board of director fees (see Notes 6i and 7A)	-	1,873,611
Accrued interest payable	109,217	98,078
Accrued payroll	48,382	54,882
Accrued other	96,988	164,650
	$1,004,155	$2,655,132

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

5.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the Asset Sale, notes payable and convertible debentures having the aggregate principal amount of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, were settled in part in December, 2010 in the amount of $5,570,059 and the balance was settled at the time of the June, 2011 closing of the Asset Sale by the Company’s payment of $3,526,523, the Company’s agreement to issue equity in an amount that has not been determined and accordingly is yet to be issued and the Company’s issuance of $688,768 of notes payable on May 31, 2012. In fiscal 2014, the Company borrowed $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company borrowed $200,000 and refinanced related party payables totaling $130,000. In addition, as discussed below, the Company issued common stock for the conversion of various notes payable and accrued interest. As of February 29, 2016 and May 31, 2015, notes payable of $315,832 and $345,832, net of debt discounts of $0, respectively, were outstanding. All notes payable matured on or before October 31, 2015 and, as such, are classified as current liabilities on the consolidated balance sheet.

Notes payable transactions include the following:

FY 2013 (Year Ended May 31, 2013) Transactions:

In November and December, 2012, the Company received loans in the form of Convertible Notes in the aggregate principal amount of $200,000. The Convertible Notes bore interest at 6% per year and were scheduled to mature on November 15, 2014. In November 2014, the maturity date was extended to January 15, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at a conversion price of $0.30 per share. The beneficial conversion feature was fair valued at $200,000 and was amortized over the life of the debt instrument. On April 1, 2015, the Company issued 764,294 shares for the conversion of the principal and accrued interest of $29,289. As a result of the conversion of the notes, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

In April and May, 2013, the Company executed four Convertible Notes for loans in aggregate principal amount of $400,000. The Convertible Notes bore interest at 6% per year and were scheduled to mature on April 30, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Notes into shares of common stock at an original conversion price of $0.60 per share for all Convertible Notes. The beneficial conversion feature was fair valued at $400,000 and was being amortized over the lives of the debt instruments. On March 16, 2015, the conversion price for the four Convertible Notes was amended to $0.30 per share. On April 1, 2015, the Company issued 1,487,150 shares for the conversion of the principal and accrued interest of $46,145. As a result of the conversion of the Convertible Notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 6h.

FY 2014 (Year Ended May 31, 2014) Transactions:

In October and November, 2013, the Company executed two Convertible Notes for loans in the aggregate principal amount of $400,000. The Convertible Notes bore interest at 6% per year and were scheduled to mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Note into shares of common stock at an original conversion price of $1.20 per share. The beneficial conversion feature was fair valued at $107,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company issued 1,445,772 shares for the conversion of the principal and accrued interest of $33,732. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

FY 2015 (Year Ended May 31, 2015) Transactions:

In August, 2014, the Company executed two Convertible Note for loans in the aggregate principal amount of $200,000. The Convertible Notes bore interest at 6% per year and were scheduled to mature on October 31, 2015. At any time during the term of the Convertible Notes, the holders had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $71,000 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the Convertible Note was amended to $0.30 per share. On April 1, 2015, the Company 690,663 shares for the conversion of the principal and accrued interest of $7,199. As a result of the conversion of the Convertible Note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 6h.

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of both February 29, 2016 and May 31, 2015.

The continuing settlements with unsecured and related parties resulted in gains being recorded in the amount of $482,784 in fiscal 2012. As of both February 29, 2016 and May 31, 2015, there remained $456,930 of debts to be settled via cash payments and/or the issuance of equity on as yet to be determined or negotiated terms. The majority of debt holders who have settled have agreed to accept equity for their remaining debt.

FY 2013 (Year Ended May 31, 2013):

On January 6, 2013, the Company and a former officer and director (the Former Officer”) entered into a Separation and Release Agreement (Separation Agreement”). Under the Separation Agreement, all prior agreements with the Former Officer were terminated and certain debts and obligations to the Former Officer were released in exchange for (1) a cash payment of $15,920 and (2) the issuance of 469,132 shares of the Company's common stock. In addition, $19,000 was to be paid to the Former Officer’s son for an existing loan with the Company. The Company issued such shares under this Separation Agreement in September 2014. As of both February 29, 2016 and May 31, 2015 no payables were due to the Former Officer. See Note 6c.

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

Private Placement Offering

On March 15, 2015, the Company commenced a private placement offering (the “PPO”) to accredited investors for up to 2,500,000 shares of its common stock and warrants to purchase 2,500,000 shares of its common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. See Notes 6g, 6j and 7B for the shares and warrants subscribed for through the date of this report.

The Company has negotiated with certain holder of its outstanding unsecured debt to compromise, extend the due date of or convert their outstanding debt into shares of the Company’s common stock . Amounts that the debt holders have agreed to settle through their receipt of the Company’s shares are classified as “Debt Subject to Equity Being Issued” on the consolidated balance sheet.

Issuances of Common Stock

FY 2015 (Year Ended May 31, 2015):

a.	On July 16, 2014, the Company issued 666,667 shares of its common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 9.

b.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of its common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

c.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of its common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. In September 2014, the Company agreed to issue 648,381 shares of its common stock to settle claims totaling $466,000. Prior to the issuance date, such shares were classified as common stock to be issued. On April 1, 2015, the Company issued 256,486 shares of its common stock to settle claims totaling $207,754.

e.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. In September 2014, the Company issued 418,669 shares of its common stock to settle claims totaling $502,408.

f.	On February 19, 2015, the Company issued 50,000 shares of its common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed. See Note 9.

g.	For the period March 15, 2015 through May 31, 2015, investors subscribed for an aggregate of 833,330 shares of the Company’s in the PPO, and the Company received gross proceeds of $500,000 from those subscriptions. The shares were issued on April 7, 2015.

h.	As described above, on April 1, 2015, the Company issued 4,387,879 shares of its common stock for the conversion of notes payable of $1,200,000 and accrued interest of $116,364.

FY 2016 (Year Ended May 31, 2016):

i.	On June 25, 2015, the Company issued 108,333 shares of its common stock to its chairman/chief executive officer and 35,000 shares of its common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

j.	For the period June 1, 2015 through the date of the filing of this report, 838,334 shares of the Company's common stock have been subscribed for under the PPO and the Company has received gross proceeds of $503,000.

k.	As discussed above, the Company entered into an Exchange Agreement with the noteholders of two Convertible Notes that were in default. Under the agreement, the Company agreed to issue 50,000 shares of its common stock to the noteholders. Such shares were issued on April 8, 2016.

l.	On April 8, 2016, the Company issued 150,000 shares of common stock to a consultant under an agreement entered into on February 23, 2016. See “Consulting Agreements” under Note 10.

7.	STOCK-BASED COMPENSATION

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	1,247,917	$1.53
Granted	—	—
Exercised	—	—
Expired or cancelled	(235,417)	2.95
Outstanding at May 31, 2015	1,012,500	1.20
Granted	2,000,000	0.74
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 29, 2016	3,012,500	$0.89

The following table summarizes information about options to purchase shares of the Company's common stock outstanding and exercisable at February 29, 2016:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices:	Options	In Years	Price	Exercisable

$0.60	1,300,000	2.32	$0.60	1,300,000
$1.00	700,000	2.63	1.00	700,000
$1.20	1,012,500	8.14	1.20	1,012,500
	3,012,500	4.35	$0.89	3,012,500

The compensation expense attributed to the issuance of the options will be recognized as they vest / earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2014	2,401,043	$1.34
Granted	1,536,943	1.63
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2015	3,937,986	1.45
Granted	1,121,334	1.75
Exercised	—	—
Expired or cancelled	—	—
Outstanding at February 29, 2016	5,059,320	$1.52

The following table summarizes information about warrants to purchase shares of the Company's common stock outstanding and exercisable at February 29, 2016:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		average	average
exercise	Number	remaining life	exercise	Number
prices	outstanding	in years	price	exercisable

$1.00	283,000	2.72	$1.00	283,000
$1.20	3,004,656	3.39	1.20	3,004,656
$2.00	1,671,664	2.24	2.00	1,671,664
$3.00 to $6.00	100,000	0.73	4.50	100,000
	5,059,320	2.52	$1.52	5,059,320

Issuances of warrants to purchase shares of the Company's common stock were as follows:

FY 2015 (Year Ended May 31, 2015):

a.	Warrants to purchase 622,947 shares of the Company's common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

b.	Warrants to purchase 88,000 shares of the Company's common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.46 - $1.87; strike price - $1.20; expected volatility - 100.00%; risk-free interest rate - 1.5%; dividend rate - 0%; and expected term - 3 years. The value of the warrants totaling $349,721 was charged as consulting.

c.	As discussed above, warrants to purchase 833,330 shares of the Company's common stock were issued under the PPO.

FY 2016 (Year Ended May 31, 2016):

d.	As discussed above, warrants to purchase 838,334 shares of the Company's common stock were issued under the PPO.

e.	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.00; strike price - $1.00; expected volatility - 87.54%; risk-free interest rate - 1.21%; dividend rate - 0%; and expected term - 3 years. The value of the warrant totaling $139,928 was charged as research and development.

e.	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.00; strike price - $1.00; expected volatility - 87.54%; risk-free interest rate - 1.21%; dividend rate - 0%; and expected term - 3 years. The value of the warrant totaling $18,471 was charged as consulting. See Note 10.

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three years from the grant date.

8.	LICENSE AGREEMENTS

Master Agreement – License of (“PEMS-SF” ™)

On July 10, 2014, the Company entered into a Master Agreement to license our Process and Event Management System (“PEMS-SF” ™) with Tatung Corporation (“Tatung”).

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

Revenue recognized under the Master Agreement amounted to $31,300 and $66,500 for the three months ended February 29, 2016 and February 28, 2015, respectively and $169,300 and $66,500 for the nine months ended February 29, 2016 and 2014, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $-0- and $20,000 for the three months ended February 29, 2016 and 2015, respectively and $87,500 and $20,000 for the nine months ended February 29, 2016 and 2015, respectively.

 In March, 2015 the Company entered into a one-year agreement, with automatic one-year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was $220,000 and $307,500 for the three and nine months ended February 29, 2016, respectively.

9.	PROVISION FOR INCOME TAX BENEFITS

The provision for income tax benefits of $35,840 for nine months ended February 29, 2016 represents the reversal of over-accruals from prior periods.

10.	COMMITMENTS

Leases

The Company sublet office space on a month-to-month basis from a company affiliated with its chief executive officer at a rate of $1,668 per month through September 2014.

Effective October 1, 2014 as amended on January 15, 2015, the Company entered a lease for its office space at a total monthly rental of $1,874. The lease expired on January 15, 2016 but can be renewed for two additional one-year terms. The Company renewed this agreement for its office space at a total monthly rental of $2,034. The lease expires on January 15, 2017, but can be renewed for two additional one-year terms.

Our AES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes and other occupancy costs for the premises.

Rent expense for all locations including occupancy costs for the three and nine months ended February 29, 2016 was $31,611 and $53,056, respectively. Rent expense including occupancy costs for the three and nine months ended February 28, 2015 was $6,034 and $16,042, respectively.

Consulting Agreements

On May 12, 2015, the Company entered into a three-month consulting agreement for the raising of capital whereby the consultant received a payment of approximately $3,000. In addition, the consultant is entitled to a success fee of 5% of all monies raised as a direct result of introductions (as defined) made by the consultant.

On November 15, 2015, the Company entered into a one-year consulting agreement to provide advisory services whereby the consultant received a payment of a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share.

On February 23, 2016, we entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

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

Net Sales

Major customers for the three months ended February 29, 2016 and 2015 are set forth in the table below.

	Three Months Ended
	February 29,
	2016	2015
Customer 1	42%	53%
Customer 2	29%	47%
Customer 3	19%	-

Major customers for the nine months ended February 29, 2016 and 2015 are set forth in the table below.

	Nine Months Ended
	February 29,
	2016	2015
Customer 1	36%	63%
Customer 2	20%	37%
Customer 3	13%	-

Accounts Receivable

Major accounts receivable as of February 29, 2016 and May 31, 2015 are set forth in the table below.

	February 29,	May 31,
	2016	2015
Customer 1	39%	39%
Customer 2	29%	28%
Customer 3	28%	28%

12.	RELATED PARTY TRANSACTIONS

For the period from March 2015 to May 31, 2015, AES performed consulting services for an entity that is controlled by a former officer of AES and who was also a former director of the Company. No consulting services were performed for both the three and nine months ended February 29, 2016 and 2015.

In August 2015, AES entered into an agreement to provide energy services for the related entity. For the three and nine months ended February 29, 2016, net sales recognized totaled $-0- and $142,070, respectively.

13.	BUSINESS SEGMENT INFORMATION

As of February 29, 2016, the Company had two operating segments, Arkados and AES.

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

Information about segments is as follows:

	Arkados	AES	Consolidated

Three Months Ended February 29, 2016
Revenues from external customers	$260,590	$488,493	$749,083
Income (Loss) from operations	$91,279	$(23,019)	$68,260

Three Months Ended February 28, 2015
Revenues from external customers	$142,200	$-	$142,200
Loss from operations	$(492,651)	$(95)	$(492,746)

Nine Months Ended February 29, 2016
Revenues from external customers	$542,883	$1,128,255	$1,671,138
Loss from operations	$(420,525)	$(718,611)	$(1,139,136)

Nine Months Ended February 28, 2015
Revenues from external customers	$261,196	-	$261,196
Loss from operations	$(1,942,138)	$(13,417)	$(1,955,555)

Total assets at February 29, 2016 (unaudited)	$87,370	$295,284	$382,654

Total assets at May 31, 2015	$283,154	$254,772	$537,926

14.	SUBSEQUENT EVENTS

The Company issued 200,000 shares of its common stock on April 8, 2016 as discussed in Equity footnotes 6k and 6l.

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

Arkados Group, Inc., through its subsidiaries (together, the “Company”), is a global provider of scalable and interoperable Internet of Things solutions focused on industrial automation and energy management. We execute our business as a software developer, and system integrator and services business focused on developing unique, cutting-edge solutions that enable machine to machine communications with specific applications for Smart Lighting, Smart Factory and Smart Building. Additionally, we work with commercial property owners and managers to optimize energy efficiency in their facilities through various energy conservation measure, such as LED lighting retrofits, oil-to-natural gas boiler conversions, solar PV system installations and co-generation system installation. Ultimately, we utilize our technology solutions to deliver full featured products that help our customers to maximize their return on investment and reduce their energy consumption.

We remain engaged in the process of seeking settlements with certain of our unsecured creditors from the periods prior to the Asset Sale to STMicroelectronics in December 2010 (the "Asset Sale").

We have executed several agreements that have enabled us to provide the services contemplated in the industrial automation industry. Although we have begun to generate revenue from operations of our Arkados, Inc. subsidiary, this revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations. There is no assurance that we will be able to secure any amount of investment or this or any other purpose. If we are unable to obtain financing, we may be forced to limit or cease our operations.

We effected a reverse 1-for-30 split of our common stock on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

Corporate Background

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc. ( “Arkados”), a Delaware corporation and Arkados Energy Solutions, LLC ( “AES”), a Delaware limited liability company. Arkados and AES combine to create opportunities to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

Following the Asset Sale, the Company shifted its focus towards development of a universal platform that provides software solutions for Internet of Things applications primarily in the areas of energy management, health care, smart industrial machines and smart factory.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

For the Three Months Ended February 29, 2016

	Arkados	AES	Total
Revenue	$260,590	$488,493	$749,083
Cost of Sales	-	372,021	372,021
Gross Profit	260,590	116,472	377,062
Gross Profit Percentage	100%	24%	50%

Operating Expenses	169,311	139,491	308,802
Operating Income (Loss)	91,279	(23,019)	68,260
Other income (expenses)	(7,013)	-	(7,013)
Income (loss) before benefit from income taxes	$84,266	$(23,019)	$61,247

For the Three Months Ended February 28, 2015

	Arkados	AES	Total
Revenue	$142,200	$-	$142,200
Cost of Sales	-	-	-
Gross Profit	142,200	-	142,200
Gross Profit Percentage	100%	0%	100%

Operating Expenses	634,851	95	634,946
Operating Income (Loss)	(492,651)	(95)	(492,746)
Other income (expenses)	(104,320)	-	(104,320)
Income (loss) before benefit from income taxes	$(596,971)	$(95)	$(597,066)

Variance

	Arkados	AES	Total
Revenue	$118,390	$488,493	$606,883
Cost of Sales	-	372,021	372,021
Gross Profit	118,390	116,472	234,862
Gross Profit Percentage	0%	24%	-50%

Operating Expenses	(465,540)	139,396	(326,144)
Operating Income (Loss)	583,930	(22,924)	561,006
Other income (expenses)	97,307	-	97,307
Income (loss) before benefit from income taxes	$681,237	$(22,924)	$658,313

For the Nine Months Ended February 29, 2016

	Arkados	AES	Total
Revenue	$542,883	$1,128,255	$1,671,138
Cost of Sales	3,000	904,010	907,010
Gross Profit	539,883	224,245	764,128
Gross Profit Percentage	99%	20%	45.7%

Operating Expenses	960,408	942,856	1,903,264
Operating Income (Loss)	(420,525)	(718,611)	(1,139,136)
Other income (expenses)	(23,602)	-	(23,602)
Income (loss) before benefit from income taxes	$(444,127)	$(718,611)	$(1,162,738)

For the Nine Months Ended February 28, 2015

	Arkados	AES	Total
Revenue	$261,196	$-	$261,196
Cost of Sales	-	-	-
Gross Profit	261,196	-	261,196
Gross Profit Percentage	100%	0%	100%

Operating Expenses	2,203,334	13,417	2,216,751
Operating Income (Loss)	(1,942,138)	(13,417)	(1,955,555)
Other income (expenses)	(194,839)	-	(194,839)
Income (loss) before benefit from income taxes	$(2,136,977)	$(13,417)	$(2,150,394)

Variance
	Arkados	AES	Total
Revenue	$281,687	$1,128,255	$1,409,942
Cost of Sales	3,000	904,010	907,010
Gross Profit	278,687	224,245	502,932
Gross Profit Percentage	-1%	20%	-54%

Operating Expenses	(1,242,926)	929,439	(313,487)
Operating Income (Loss)	1,521,613	(705,194)	816,419
Other income (expenses)	171,237	-	171,237
Income (loss) before benefit from income taxes	$1,692,850	$(705,194)	$987,656

Revenue for the three months ended February 29, 2016 increased by $606,883 mainly due to increased revenue from our AES segment. This revenue is derived mainly from the installation of LED lighting retrofit services of $488,493 and $118,390 mostly from the licensing of PEMS-SF and Meter Collar and IHB PLCs.

Revenue for the nine months ended February 29, 2016 increased by $1,409,942 mainly due to increased revenue from our AES segment in the amount of $1,128,255. This revenue is mainly derived from LED retrofit services.

Gross profit for the three months ended February 29, 2016 increased $234,862 mainly due to increased sales in both our Arkados and AES segments. Gross profit for the nine months ended February 29, 2016 increased by $502,932.

We are highly dependent upon certain customers. During the three and nine months ended February 29, 2016, three customers accounted for 90% and 69% of our revenue, respectively. During the three and nine months ended February 28, 2015, two customers accounted for 100% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

As of February 29, 2016, three customers held 96% of our accounts receivable compared to three customers holding 96% of our accounts receivable as of May 31, 2015

Income from operations for the three months ended February 29, 2016 increased $561,006 over the same period last year, mainly due to increased revenue. For the nine months ended February 29, 2016, our loss from operations decreased $816,419 mainly due to increased revenue and the reduction of stock based compensation from the previous year of approximately $902,000.

During the nine months ended February 29, 2016, we had stock based compensation of $451,521.

Interest expense on our existing debt for the three and nine months ended February 29, 2016 was $7,013 and $22,471, respectively. Interest expense for the three and nine months ended February 28, 2015 was $104,320 and $363,703, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to $-0- and $269,322 for the periods ended February 29, 2016 and February 28, 2015, respectively. Interest expense decreased as the result of the conversion of a substantial portion of the notes payable.

The provision for income tax benefits of $35,840 for the nine months ended February 28, 2015 represents the reversal of over accruals from prior periods.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in the form of the private placement of convertible debt securities. We do not have any significant sources of revenue or recurring profits from our operations. We may be unable to raise additional working capital through sales of our equity and debt securities. Through the third quarter of fiscal 2016, we have depended, in substantial part, upon loans from investors evidenced by convertible notes, and there are no assurances that investors will make any additional loans to us, in which case we may not be able to continue as a going concern.

As of February 29, 2016, we had cash of $38,726 as compared to $234,994 as of May 31, 2015.

Operating Activities

Operating activities used $672,326 in cash for the nine months ended February 29, 2016. The decrease in cash was primarily attributable to funding our operating loss for the period.

Investing Activities

For the nine months ended February 29, 2016, net cash used in investing activities was $26,942. Cash used in investing activities was attributable to the purchase of property and equipment for $8,432 and to a security deposit on an office lease in the amount of $18,510.

Financing Activities

For the nine months ended February 29, 2016, net cash provided by financing activities was $503,000. The Company received $503,000 from the sale of units from its March 2015 private placement offering (the "PPO").

On March 15, 2015, the Company commenced the PPO to accredited investors for up to 2,500,000 shares of its common stock and warrants to purchase 2,500,000 shares of its common stock at an exercise price of $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. For the period March 15, 2015 through the date of this report, 1,671,664 Units have been subscribed for under the PPO and the Company has received gross proceeds of $1,003,000. The Company did not sell any Units during the three months ended February 29, 2016. The Company’s efforts to sell Units is ongoing.

The proceeds of the PPO are being used for working capital purposes.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended February 29, 2016

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended February 29, 2016. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. Our Chief Executive Officer is currently seeking to retain a full-time chief financial officer and to put in place additional compensating levels of controls to provide for greater segregation of duties. As of the date of this quarterly report, however, we have not employed a separate chief financial officer, and the chief executive officer continues to act as our Principal Accounting Officer.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2015 which could materially affect our business, financial condition or future results. There have been no other material changes during the fiscal quarter ended February 29, 2016 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On January 8, 2016 we entered into an exchange agreement with two persons who held $130,000 aggregate principal amount of our promissory notes which had matured. Pursuant to that agreement on January 8, 2016, we issued 50,000 shares of our Common Stock to the two noteholders as part of a transaction in which the noteholders reduced the aggregate principal amount of notes held by them to $40,000 and extended the maturity date of the notes in exchange for a cash payment of $60,000 and the issuance of these shares. The issuances of shares of our Common Stock to the noteholders was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the noteholders bears a legend restricting its transferability.

On February 23, 2016, we entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016. The issuance of shares of our Common Stock to the consultant was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultant bears a legend restricting its transferability.

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
Dated: April 20, 2016

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

