Form 10-K
period 2016-05-31
ARKADOS GROUP, INC.
filed 2016-09-21
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2016

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

Yes ☒ No ☐.

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

Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price ($1.00) at which the common equity was last sold on the last day of our most recently completed second fiscal quarter was $6,959,777.

The number of shares outstanding of the registrant’s common stock, as of the last practicable date, September 21, 2016, was 13,373,167.

DOCUMENTS INCORPORATED BY REFERENCE

None.

(1) The stock price used for this calculation was for the last day of the Company’s most recently completed second fiscal quarter on which trading occurred for the Company’s stock. For purposes of calculating the aggregate market value of shares of our common stock issued and outstanding held by non-affiliates as set forth on the cover page of this Annual Report on Form 10-K, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company.

ARKADOS GROUP, INC.

FORM 10-K

i

As used in this Annual Report on Form 10-K, the terms “we”, “our” or “us” mean Arkados Group, Inc., a Delaware corporation and its consolidated subsidiaries, unless the context indicates otherwise.

PART I

ITEM 1. BUSINESS

Overview

Arkados Group, Inc., a Delaware corporation, was incorporated in 1998 and carries out its activities through its wholly-owned subsidiaries, Arkados, Inc., or Arkados, a Delaware corporation, and Arkados Energy Solutions, LLC, or AES, a Delaware limited liability company (collectively the “Company”). Our two active subsidiaries combine to deliver technology solutions and services for building and machine automation and energy conservation. Our principal offices are located in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology.

We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by STMicroelectronics, Inc., a Delaware corporation (“ST Micro”), as disclosed in the interim report on Form 8-K filed with the Securities Exchange Commission (“SEC”) on December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011(sometimes referred to hereinafter as the “Asset Sale”). This restructuring, focusing on settlements with unsecured creditors of the Company, continued through May 31, 2016 and as of the date of this report.

Following the Asset Sale, we have shifted our focus towards development of a universal platform that provides software solutions for the Internet of Things market as well as smart grid and smart applications primarily in the areas of energy management, health care, smart industrial machines and building security and smart building.

Arkados

Arkados, our software development subsidiary, was organized in 2004. It develops proprietary, cloud-based device and system management software solutions, which we refer to as the Arktic software platform, and delivers software services and support. Arktic is an open, scalable and interoperable software platform that supports industrial applications, including applications for smart manufacturing, measurement and verification as well as predictive analysis, or data gathering for baselining machine performance data and reporting of anomalies. Arkados has licensed its software directly to Tatung Co., a Taiwan corporation (“Tatung”) for use in their manufacturing facility as well as through AES to end customers as part of an integrated solution with Tatung hardware products.

AES

AES, our energy conservation services subsidiary, was organized in 2013 but did not commence operations until early 2015. AES provides energy conservation services and solutions to commercial and buildings throughout the northeastern United States. These services include energy consumption assessments and recommendations as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. AES also markets and sells Arkados technology solutions to help building owners save money. AES sells its services directly to building owners and managers.

Dependence on Financing Activities

We generated revenue during fiscal year 2016, however, such revenue was not sufficient to cover our operating expenses and therefore, we remained dependent on outside sources of financing by investors and related parties for our operations. Any such financing of operating expenses occurred through convertible debt and equity (common stock). Recent offerings of stock and convertible debt are set forth under the heading “Recent Sales Of Unregistered Securities” in Part II of this report as well as the quarterly reports on Form 10-Q and the interim reports on Form 8-K filed during the last fiscal year.

Following the December 23, 2010 Asset Sale, we engaged in the process of finalizing settlement and release agreements with our secured creditors, other noteholders, former employees and its other unsecured creditors. As a result of the Asset Sale and our restructuring, we reached settlement on approximately $16.8 million of our pre-existing debt, which has been either released or converted to a right to receive common stock of the Company. Since May 31, 2014 and as of the date of this report, we fully and finally settled $2.9 million of unsecured debt existing at the time of the Asset Sale to ST Micro. We intend to offer settlements for any remaining unsecured debt outstanding in exchange for the Company’s agreement to issue shares of its common stock at the rate of one share for each $1.20 of principal and interest exchanged. The issuance of shares of the Company’s common stock is claimed to be exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) for exchanges of securities of the same issuer without payment of solicitation fees and Section 4(a)(2) for sales not involving a public offering. The issuance of the warrants is claimed to be exempt from registration pursuant to Section 4(a)(2) of the Securities Act.

Our Markets

In order to effectively compete in today’s markets, we believe businesses need to continually focus on increasing productivity, i.e. getting more from less. One of the main areas where businesses can increases their efficiency is in the management of their long term assets, particularly machinery and real estate. New technology advancements are able to help owners not only decrease the cost of ownership of these assets, but can also extend the life of them, both driving a much higher return on assets through increased output and reducing operational costs, thus increasing productivity and creating a high return on investment.

The Internet of Things is the network of physical objects connected to the internet that have the ability to process information and communicate with the external world. We believe the Internet of Things is profoundly changing the way we live our lives and how businesses conduct business. According to Gartner Group, there will be over 21 billion “things” connected to the internet by 2020, or in other words, 3 things per each human being on earth. The Gartner Group reported that the market size for services is expected to be $235 billion in 2016, with the majority coming from business services.

Arkados’ solutions and software seeks to leverage the Internet of Things principals to help commercial customers increase their return on investment in facilities by reducing energy and maintenance costs, extending asset life and enhancing sustainability. This area is typically referred to as the Industrial Internet of Things (“IIoT”).

We believe, in terms of energy efficiency, that applying an IIoT approach by using Internet connected gateways and sensors to gather data, extract intelligence and enable more efficient usage of energy-consuming machines and devices can reduce energy expenditures by up to 25% and potentially much more when combined with implementing other energy conservation measures, such as conversion to LED lighting.

In addition to energy efficiency, IIoT can reduce operating expenses, particularly operating and maintenance of long term assets. These hard expenses can equate to up to 10% of the overall operating budget and any reduction in this cost falls directly to the bottom line for most businesses.

Lastly, IIoT can also enhance conditions within the workplace and increase productivity and sustainability. Many businesses are increasingly under pressure to continue to squeeze more productivity from operations in order to remain competitive, and social pressures are forcing businesses to do so while caring for our environment. According to a McKinsey & Company survey, 33% of companies stated that the top reasons for addressing sustainability include improving operational efficiency and lowering costs. By employing IIoT solutions to optimize conditions and increase productivity, businesses may be able to balance their goals to increase productivity with maintaining a cleaner, safer environment for workers and the community in which they operate.

Our corporate strategy is to leverage the capabilities of our technology platform to enhance the offerings of our service business and deliver a unique value proposition to our commercial customers defined in terms of return on investment, operational cost savings and unmatched service. Since beginning these undertakings in 2013, we have developed our Arktic software platform, which is unique in its open, scalable and interoperable design and we have integrated this software with hardware products of our partner Tatung. Our services business has completed a number of large scale LED lighting projects and is expanding its services to include oil-to-natural gas boiler conversions and solar PV system installations.

We believe our combination of technology products and energy services has positioned Arkados as a source for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating into their existing systems and has set the stage for additional improvements in the future.

Sales Force Development and Marketing

Arkados

We have developed a sales force to conduct direct sales activities with select customers. We expect to develop our sales force to include a network of direct sales regions. As we develop our international relationships with Tatung, we expect to establish international sales offices and develop relationships with organizations related to our business that will be located worldwide. We anticipate supplementing our direct sales force with sales representative organizations and distributors. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us and when products are ready for testing.

We anticipate conducting the majority of our future sales in conjunction with the sales activities of AES. The scope of our sales activities for Arkados will include acting as technical sales representative and providing technology support and implementation services and other services in support of the activities of AES.

AES

We developed a direct sales force to focus mainly on opportunities in the northeastern region of the United States. These sales activities target commercial facilities owners and managers of virtually all kinds, including commercial office buildings, hospitals, schools, warehouses, hotels, etc. We expect to regularly work with partners in the construction and property management industries to reach the end customers. For the foreseeable future, we expect to maintain our focus on the current region and penetrate the large number of opportunities that exist there. We anticipate supplementing our direct sales force with other representatives and channel partners. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us.

Strategic Relationships

We continue to foster our relationship with Tatung and believe that this strategic relationship is a key competitive advantage for Arkados as we develop IIoT solutions.

Research and Development

Arkados

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible within our current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, building networks and the Internet of Things within the smart building/smart machine areas via our strategic partnerships. We may engage in certain activities in pursuit of further commercial development as opportunities arise from these relationships.

In 2015, we rolled our Process and Event Management System for smart factory, or PEMS-SF. This system is intended to improve efficiency of a factory by use of Arkados’ software solutions residing in the factory’s computer systems and in the Arkados’ cloud computing platform. We have also developed a service platform being used by Tatung in the manufacturing of electronic devices. We are currently developing with Tatung a predictive maintenance module designed to be used to predict the failure of free-standing coolers. We anticipate this product will be rolled out by the third quarter 2016.

In May 2016, we rolled out a new product for smart buildings called Energy Management Panel, or EMP. EMP is a measurement and verification process for quantifying the savings achieved by energy conservation measures.

AES

AES has no research and development activities at this time.

Patents, Licenses and Trademarks

We continue to maintain our license with ST Micro for patents relating to building automation services.  In addition, we maintain the federal registration of our “Arkados” mark.

Other than as stated above, the Company did not acquire any patents, licenses or trademarks during the period of this report.

Competition

Arkados

Arkados faces competition in the IIoT market for smart building/smart grid industries segments from multiple companies.

Firstly, there are several large players within the smart building market, including but not limited to Johnson Controls, Siemens, Honeywell, and General Electric. These companies provide sophisticated building management systems for large commercial facilities and essentially dominate the playing field and have done so for years. We believe the landscape, however, is changing as technology advances and legacy systems become outdated and expensive to maintain. As the paradigm shifts to open and scalable solutions for building management, we believe that Arkados can gain a competitive advantage over time. Initially, we seek to integrate our systems as a value-added upgrade or enhancement to existing management systems. In the future, depending on conditions, we may seek to expand our offerings to compete head on with the larger players.

Additionally, there are early stage technology companies that represent direct competition to Arkados, including Optimum Energy and Enertiv. These companies are focused on data gathering and analytics to improve building efficiency and ultimately save money. We believe that we are unique initially in our approach. Our turnkey solutions are very flexible and highly customizable. Secondly, we believe that our business model and strategic relationships allow us to be price competitive, which drives higher return on investment for our customers. Lastly, we believe that the best competitive advantage is high customer satisfaction and believe that our dedication to delivering the best, most innovative solutions to our customers ultimately allows is to compete.

AES

The competition for LED lighting and building automation solutions is highly competitive. Large LED lighting companies such as General Electric, Phillips and Cree, as well as a large number of China-based manufacturers, represent significant competition to AES for LED lighting and companies such as Johnson Controls, Rockwell Automation and Schneider Electric represent significant competition to AES for building automation solutions. While these companies potentially represent sources of product for AES as a system integrator, there are situations where these companies are competing directly with AES, particularly for large commercial customer opportunities. We also face competition from a large number of Energy Savings Companies (“ESCOs”) in the northeast region of the United States.

Regulatory Environment

As they are developed, we intend to market our services internationally, as well as throughout the United States.

While we do not anticipate being subject to regulation of our services, we will endeavor to make those determinations as part of our strategic plans.

Backlog

We do not engage in manufacturing and had no backlog of orders.

Employees

We had six (6) full time employees as of May 31, 2016. As of May 31, 2016, we had not reached settlements with respect to approximately $179,000 in compensation to one former employee. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel and, as of the end of the period covered by this report and as of the date of filing, we continue to rely on the services of independent contractors for much of our sales/marketing. We believe technical, accounting and other functions are also critical to our continued and future success.

Available Information

Our website address is www.arkadosgroup.com. The inclusion of our Internet address in this report does not include or incorporate by reference into this report any information on our website. We make available free of charge through a link provided at such website our Forms 10-K, 10-Q, 8-K, and amendments to these reports. Such reports are available as soon as reasonably practicable after they are filed with the SEC.

ITEM 1A. RISK FACTORS

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

Risks Related to Operating in Our Industry

The market for our products and Arktic software platform is new and unproven, may decline or may experience limited growth and is dependent in part on companies continuing to adopt our platform and use our products.

Since our Asset Sale, our Arkados subsidiary has been developing and providing a software platform that enables organizations to integrate measurement and verification of data usage as well as predictive analytics for baseline machine performance in their hardware products and systems. This market is relatively new and unproven and is subject to a number of risks and uncertainties. The utilization of software platforms by organizations to build measurement, verification, reporting and predictive analytics functionality into their industrial applications is still relatively new, and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase acceptance and use of our platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

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

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses, and we expect that operating losses will continue into the near term. As of May 31, 2016, we had liabilities of $2.11 million and assets of only $0.58 million. We had a working capital deficiency of $1.5 million. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

If we lose key employees and consultants, including our Chairman and CEO, or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Currently we have retained the services of a full-time Chief Executive Officer, Vice President of Technology, Chief Intelligence Officer and Chief Strategy Officer but have not retained other management or other full-time staff and rely almost exclusively on outside independent contractors to meet our operational and development needs. Any inability or postponement in retaining full-time staff could result in delays in development or fulfillment of any current strategic and operational plans. As a small company, we depend upon the issuance of equity securities to continue to attract and maintain such key personnel. These additional issuances dilute existing shareholders and may also adversely affect our ability to obtain financing for the Company.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our consolidated financial statements as of May 31, 2016 have been prepared under the assumption that we will continue as a going concern for the year ending May 31, 2017. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures or if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to accounting controls and procedures, or, if material weaknesses or other deficiencies are discovered in our internal accounting procedures, our stock price could decline significantly and raising capital could be more difficult. Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal controls over financial reporting. We may identify material weaknesses in our internal control over financial reporting and other deficiencies, including the lack of sufficient staff. If material weaknesses and deficiencies are detected or continue to remain unresolved, it could cause investors to lose confidence in our financial statements and result in a decline in our stock price and consequently affect our financial condition. In addition, if we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly. In addition, we cannot be certain that additional material weaknesses or significant deficiencies in our internal controls will not be discovered in the future.  Our stock price, ability to obtain financing and the quotation of our common stock on the OTCQB would be adversely impacted if we fail to maintain effective disclosure controls and procedures.

If we or our licensors are unable to protect our/their intellectual property, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

Proprietary rights are essential to our business and our ability to compete effectively with other companies is dependent upon the proprietary nature of our technologies. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop, maintain and strengthen our competitive position. We seek to protect these, in part, through confidentiality agreements with certain employees, consultants and other parties. Without adequate protection for the intellectual property that we own or license, other companies might be able to offer substantially identical products for sale, which could unfavorably affect our competitive business position and harm our business prospects.

Risks Related to Our Common Stock and Its Market Value

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB Market Tier which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTCQB Market Tier, such as us, must be reporting issuers under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCQB Market Tier, and to be timely in such filings.  If we fail to remain current on our reporting requirements or file late three times in 12 calendar months, our stock could be removed from the OTCQB Market Tier.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  There can be no assurance that in the future we will always be current in our reporting requirements.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Amendments to Rule 144 effective in February 2008 also substantially reduce holding periods and eliminate burdens such as filing notices sale for non-affiliated holders.  The amendments to Rule 144 are applicable to the purchasers of securities prior to and following the effective date of the amendments.

ITEM 1B. UNRESOLVED SEC STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTY

Effective October 1, 2014 as amended on January 15, 2015 and January 15, 2016, the Company entered into a lease agreement for its 960 square feet office space located at 211 Warren Street, Suite 320, Newark, New Jersey 07103 at a total monthly rental of $2,034. The lease expires on January 15, 2017, but can be renewed for two additional one-year terms.

Our AES subsidiary leases offices located at 500 North Broadway, Suites 155 Jericho, New York 11753. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires on September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes and other occupancy costs for the premises.

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

Market Information

Our shares of common stock were first quoted on the Over-The-Counter Bulletin Board in 1999. The following table presents the high and low bid prices per share of our common stock as quoted for each quarter in the years ended May 31, 2016 and May 31, 2015 which information was provided by NASDAQ Trading and Market Services.

Quarter Ended	High Bid	Low Bid

Fiscal 2016
May 31, 2016	$1.00	$0.26
February 29, 2016	$1.05	$0.25
November 30, 2015	$1.75	$0.75
August 31, 2015	$1.90	$1.01

Fiscal 2015
May 31, 2015	$5.00	$1.00
February 28, 2015	$2.10	$0.30
November 30, 2014	$1.11	$0.36
August 31, 2014	$1.87	$0.60

The above prices represent inter-dealer quotations, without markup, markdown or commissions, and may not represent actual transactions. The trading volume of our common stock fluctuates and may be limited or nonexistent from time to time. As a result, the above prices should not be considered to represent a liquid trading market.

Holders

As of September 21, 2016, we had approximately 204 stockholders of record.

Dividend Policy

We have paid no dividends on our common stock and we do not expect to pay cash dividends in the foreseeable future. As of the date of this report, we do not have surplus from which we could pay dividends and intend to retain any future earnings to finance the growth and development of our business.

Equity Compensation Plan Information

The following table sets forth certain information about our equity compensation plans and agreements as of May 31, 2016:

Number of
securities
remaining
available
for future
	Number of		issuance
	securities		under equity
	to be issued		compensation
	upon		plans
	exercise of		(excluding
	outstanding	Weighted-average	securities
	options,	exercise price of	reflected in
	warrants and	outstanding options,	column
	rights	warrants and rights	(a)
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	320,833	$1.20	3,012,500

Total	320,833	$1.20	3,012,500

In 2004, our board approved our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”) and set aside 200,000 shares for grant pursuant to incentive and non-qualified stock options, and restricted stock awards. The 2004 Plan was amended by the board in June 2006, to increase the number of shares subject to options that can be granted to our officers, directors, employees and consultants to 333,333. The Plan was later amended in March 2007 and November 2008 to increase this amount to 500,000 and 750,000, respectively. The term was most recently extended by our Board for an additional 10 years, in April 2014, as well as amending the Plan to increase the amount of shares for which option grants could be exercised to 3,333,333. The 2004 Plan has not been approved by our stockholders and accordingly, no “incentive stock options” as defined in the Internal Revenue Code can be granted until such approval is obtained. The 2004 Plan had been administered by the Compensation Committee of our board of directors. Due to the current vacancy of the Compensation Committee, the board of directors is currently administering the 2004 Plan.

We believe all of the options granted pursuant to the 2004 Plan issued prior to the Asset Sale have been terminated in accordance with the terms of the 2004 Plan as a result of the termination of employees and consultants in conjunction with the Asset Sale and settlement and releases obtained therewith.

As of May 31, 2016, there were options to purchase 3,012,500 shares outstanding under the 2004 Plan, as amended, all of which were vested.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Information concerning our sales of unregistered securities during the period covered by this report has been reported by us on previously filed reports on Form 10-Q and Form 8-K. In addition, subsequent to the period covered by this report, the following transactions took place:

For the period from June 1, 2015 to May 31, 2016, 838,334 units have been subscribed for under the Company’s March 2015 private placement offering and the Company received proceeds of $503,000. Each unit contains one share of common stock and a warrant to purchase shares of common stock at $2.00 per share. The warrants are immediately exercisable and have a term of three years. We believe that the issuance of the options was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. In addition, the Company issued options to these individuals to purchase a total of 1,300,000 shares of common stock reserved under its 2004 Plan at $0.60 per share. The options vested immediately and are exercisable for three years.  We believe that the issuance of the options was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On October 16, 2015 the Company granted options to three of its employees to purchase an aggregate of 700,000 shares of its common stock reserved under its 2004 Plan at an exercise price of $1.00 per share. Under the terms of the option grants, the options are vested immediately and are exercisable for a period of three years. Each of the option certificates memorializing the option grants bears a legend restricting its transferability and contains representations from the option holder that he is an “accredited investor” and acquired the options for his own account for investment and not with a view toward resale or distribution of any part thereof. Accordingly, we believe that the issuance of the options was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On November 18, 2015 the Company issued warrants to purchase a total of 283,000 shares of its common stock at an exercise price of $1.00 per share exercisable for a period of three years to two service providers. One warrant to purchase 250,000 shares was issued to Dynamo Development, Inc. as a bonus payment for services rendered in connection with a software development agreement. The other warrant was issued to CD Capital Advisers, LLC as payment for services under a consulting agreement. Each of the warrant certificates bears a legend restricting its transferability and contains representations from the warrant holder that it is an “accredited investor” and acquired the warrants for its own account for investment and not with a view toward resale or distribution of any part thereof. Accordingly, we believe that the issuance of the warrants was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On January 8, 2016 we entered into an exchange agreement with two persons who held $130,000 aggregate principal amount of our promissory notes which had matured. Pursuant to that agreement on January 8, 2016, we issued 50,000 shares of our Common Stock to the two noteholders as part of a transaction in which the noteholders reduced the aggregate principal amount of notes held by them to $40,000 and extended the maturity date of the notes in exchange for a cash payment of $60,000 and the issuance of these shares. The issuances of shares of our Common Stock to the noteholders were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the noteholders bears a legend restricting its transferability.

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

On April 22, 2016, the Company approved the issuance of 675,000 shares of common stock to its key employees, including 500,000 shares of the Company’s Common Stock to its chairman/chief executive officer in exchange for services rendered to the Company. The Company also granted 2,100,000 options outside of its 2004 Plan to its key employees, including 1,100,000 shares of Common Stock to its chairman/chief executive officer, at an exercise price ranging from $0.60 to $2.00 per share. Under the terms of the option grants, the options are vested immediately and are exercisable for a period of ten years. Each of the option certificates memorializing the option grants bears a legend restricting its transferability and contains representations from the option holder that he is an “accredited investor” and acquired the options for his own account for investment and not with a view toward resale or distribution of any part thereof. Accordingly, we believe that the issuance of the options was exempt from the registration requirements of the Securities Act under the exemption provided by Section 4(a)(2) of the Securities Act.

On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company's common stock, and a warrant to purchase 166,667 shares of Common Stock at an exericse price of $2.00 per share. The issuance of these securities were exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultant bears a legend restricting its transferability.

On May 15, 2016, the Company entered into a two year consulting agreement whereby consultant is to perform certain consulting and advisory services. The Company issued 100,000 shares of common stock valued at $69,000 as compensation which was recorded as prepaid expenses and amortized over the life of the contract. The issuance of shares of our Common Stock to the consultant was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultant bears a legend restricting its transferability.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1A – Risk Factors" and elsewhere in, or incorporated by reference into this Annual Report on Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See Note 2 of our accompanying consolidated financial statements for a full description of recent accounting pronouncements and our expectation of their impact, if any, on our results of operations and financial condition.

Business Overview

Arkados Group, Inc., through its two active subsidiaries Arkados and AES, is a global provider of scalable and interoperable Internet of Things solutions focused on industrial automation and energy management. We execute our business as a software and solution designer and developer and system integrator as well as a service company focused on developing unique, cutting-edge solutions that enable machine to machine communications with specific applications for smart machines, smart factory and smart building (collectively “Smart Facility”). We have a strong partnership with Tatung, a major developer of advanced technologies and global network of operation. This relationship enhances our ability to capitalize globally on the emerging opportunities for Internet of Things and Smart Facility applications.

As a software developer, we design licensable middleware and application software that is integrated into circuit boards and modules for incorporation into various types of Internet of Things products, such as smart lighting, smart cameras, sensors and EV charging stations. As a system integrator, we incorporate the software and modules into products that we design with our partners and sell directly to property and facilities owners.

We have executed several agreements that have enabled us to provide the services contemplated in the industrial automation industry. While we have begun to generate revenue from operations of Arkados during the fiscal year ended May 31, 2016, such revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations.

We have commenced operations for our wholly-owned subsidiary, AES. AES started generating revenue in the fourth quarter of fiscal 2015.

We effected a reverse 1-for-30 split of our common stock on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the SEC on February 24, 2015.

Since inception, we have incurred losses of approximately $43.2 million.   We have financed operating losses since January 2013 with the proceeds primarily from related party lending from our major stockholders and affiliated lenders, as well as other stockholders and lenders.

If we are unable to raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations, we could lose professional staff necessary to develop our products and the value of our technology could be impaired. In addition, the lack of adequate funding could jeopardize our development and delivery schedule of our planned products. Such delays could in turn jeopardize relationships with our current customers, strategic partners and prospective suppliers.

Arkados

We have been diligently undertaking negotiations with partners and industry contacts to establish joint ventures and other commercial relationships that would enable us to sell solutions in the energy management and building automation industries to service providers that would include these applications in product or service offerings to their customers. In May 2016, we delivered our first product for smart buildings.

Building upon our rollout to Tatung of our Process and Event Management System for smart factory, or PEMS-SF, in 2015, which system is intended to improve efficiency of a factory by use of Arkados’ software solutions residing in the factory’s computer systems and in the Arkados’ cloud computing platform, we have developed a service platform being used by Tatung in the manufacturing of electronic devices. Additionally, we are currently developing with Tatung a predictive maintenance module designed to be used to predict the failure of free-standing coolers. We anticipate this product will be rolled out by the third quarter 2016. In May 2016, we rolled out a new product for smart buildings called Energy Management Panel, or EMP. EMP is a measurement and verification process for quantifying the savings achieved by energy conservation measures.

AES

AES began marketing its services and solutions beginning in February 2015 and to date, has been engaged by two major customers for the provision of energy savings services, including the provision of LED lighting retrofit services. AES’ direct sales force is in the process of building a sales pipeline that is expected to generate additional revenue in subsequent periods.

Ongoing Negotiations with Certain Creditors

With respect to the classes of remaining creditors at the time of the Asset Sale to ST Micro, the total debt that remained to be settled as of May 31, 2016 included approximately $179,000 due to former employees, and approximately $278,000 to various former vendors. The current CEO of the Company is working diligently to obtain the remaining releases. We anticipate that substantially all of these claims will be settled in exchange for the issuance of common stock of the Company at a price of $1.20 (of the debt settled) per one (1) share of common stock, which is consistent with the offers made to all creditors who have already completed settlements as negotiated in December 2010.

Product Development Plans

Despite selling our patents and other intellectual property to ST Micro, we retained, through a license back from ST Micro, the ability to pursue key elements of our anticipated software and platform solutions.

Arkados intends to continue to expand its relationship with Tatung by agreeing to partner on business and product development initiatives for smart building applications. We anticipate that our relationships will position us to be able to commercially exploit opportunities in the various smart building and energy efficiency industries. In May 2016, Arkados and Tatung collaborated to deliver the first such product for smart building called EMP.

We believe electric meters with enhanced communication capabilities—an essential component of the smart grid—are becoming more prevalent in the Smart Facility industry. These meters use two-way communication to connect utilities and their customers. They support demand response and distributed generation, can improve reliability, and also provide information that consumers can use to save money by managing their use of electricity. The growth in the smart grid core and enabled technology market is driven primarily by the first wave of smart grid implementation: advanced metering infrastructure, AMI. Utilities throughout the world have aggressively implemented smart meters to residential and industrial customers mainly because it is the required first step to achieve a true smart grid and, secondarily, in response to significant government incentives to do so. AMI lays the foundation as a hub for networking and communication and is the gateway to the building area network. From the perspective of the end user (residential or industrial), in-building devices are not only capable of communicating with the other devices within the local network, but are also capable of communicating outward to larger interconnected networks and implementing demand response protocols. These trends enhance the value of the our products and services as we are able to help our customers leverage our data-gathering and analytics features to drive down energy consumption as well as secure more competitive pricing from electricity providers.

Every aspect of our business remains constrained by our limited capital resources and the threat of having to cease operations as a result of our lack of capital.

If we are unable to generate sufficient revenue or raise funds to finance our working capital needs, we will not have the capital necessary for ongoing operations.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions. As of May 31, 2016, management believes the critical accounting policies applicable to the Company that are reflective of significant judgments and or uncertainties are limited to equity based transactions or convertible debt instruments.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED MAY 31, 2016 AND 2015

For the Year Ended May 31, 2016

	Arkados	AES	Total
Revenue	$730,249	$1,140,781	$1,871,030
Cost of Sales	3,000	906,902	909,902
Gross Profit	727,249	233,879	961,128
Gross Profit Percentage	100%	21%	51%

Operating Expenses	2,898,582	1,141,458	4,040,040
Operating Loss	(2,171,333)	(907,579)	(3,078,912)
Other expenses	(30,419)	-	(30,419)
Income (loss) before benefit from income taxes	$(2,201,752)	$(907,579)	$(3,109,331)

For the Year Ended May 31, 2015

	Arkados	AES	Total
Revenue	$403,852	$80,410	$484,262
Cost of Sales	-	25,645	25,645
Gross Profit	403,852	54,765	458,617
Gross Profit Percentage	100%	68%	95%

Operating Expenses	4,463,471	121,432	4,584,903
Operating Income (Loss)	(4,059,619)	(66,667)	(4,126,286)
Other income (expenses)	(316,721)	-	(316,721)
Income (loss) before benefit from income taxes	$(4,376,340)	$(66,667)	$(4,443,007)

Variance

	Arkados	AES	Total
Revenue	$326,397	$1,060,371	$1,386,768
Cost of Sales	3,000	881,257	884,257
Gross Profit	323,397	179,114	502,511
Gross Profit Percentage	0%	-48%	-43%

Operating Expenses	(1,564,889)	1,020,026	(544,863)
Operating Income (Loss)	1,888,286	(840,912)	1,047,374
Other income (expenses)	286,302	-	286,302
Income (loss) before benefit from income taxes	$2,174,588	$(840,912)	$1,333,676

Revenues and Gross Margins

Revenues increased by $1,386,768 or 286% from the prior year, which resulted from increases of $326,397 from revenues of the Company’s Arkados segment and $1,060,374 in the AES segment. The increases resulted from an increased customer base.

Gross profit increased $502,511 mostly due to increased revenue from new projects for two customers.

Operating Income (Loss)

Loss from operations for the years ended May 31, 2016 and 2015 was $3,078,912 and $4,126,286 respectively, a decrease of $1,047,374 or 25%. The decrease in loss from operations is primarily due to an increase in revenues as well as a reduction in operating expenses.

Selling, general and administrative expenses decreased by $549,629, or 13%, from $4,252,294 to $3,702,665, mainly due to decreased consulting of $1,230,095, decreased public relations expenses of $22,767, decreased board of directors’ fees of $1,873,611 and decreased payroll tax expense of $41,974 offset by increases in salaries and wages of $327,824, employee stock compensation of $1,212,376, office expense of $231,200 and increased investor relations expense of $128,416.

Net Loss Per Share

Net loss for the fiscal years ended May 31, 2016 and 2015 was $3,109,331 or $0.26 per share and $4,407,167 or $0.74 per share, respectively.

Interest expense on our existing debt for fiscal 2016 and 2015 was $29,288 and $485,469, respectively. Interest expense includes the amortization of beneficial conversion features on certain convertible debt securities. Amortization amounted to -0- and $380,262 for fiscal 2016 and 2015, respectively. Interest expense and amortization related to debt decreased as a result of the conversion of a substantial portion of the notes payable.

In fiscal 2015, the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

The provision for income tax benefits of $35,840 for fiscal 2015 represents the reversal of over accruals from prior periods.

Liquidity and Capital Resources

Our consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have experienced recurring operating losses and negative operating cash flows since inception, and have financed our working capital requirements through the recurring sale of our equity securities in the form of the private placement of convertible debt securities. As a result, our independent registered public accounting firm, in its current report on our 2016 consolidated financial statements, has raised substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate consistent cash flows to meet its obligations on a timely basis, to obtain additional financing as may be required, and its ability to continue its implementation of operations. Management is continuing its efforts to obtain the necessary financing as may be required to generate sufficient cash flows for current and future operations. However, no assurance can be given that we can engage in any public or private sales of our equity or debt securities to raise working capital. We have depended, in part, upon loans from investors and there can be no assurances that investors will make any additional loans to us.

Our present material commitments are the compensation of our employees, including our executive officers, and professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements.

As of May 31, 2016, we had cash and cash equivalents of $56,172, and negative working capital of approximately $1.6 million. As of May 31, 2015, we had cash of $234,994 and negative working capital of approximately $3.25 million. There was an overall reduction in the working capital deficit of approximately $1.7 million for the fiscal year ending May 31, 2016 and $547,000 for the fiscal year ending May 31, 2015. The change in working capital since May 31, 2015 has resulted from $503,000 received from the sales of units from our March 2015 private placement offering (“PPO” – see below), $80,000 received in new financing during the year as described above, a decrease of $685,789 in cash used in operating activities to pay current expenses, and a decrease of $5,619 in prepaid expenses and other current assets. In addition, however, we experienced net decreases in our liabilities as follows: $10,000 decrease in notes payable which was settled in exchange for equity issued and a decrease of $1,651,118 in accounts payable and accrued expenses.

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO was scheduled to close on May 15, 2015 but was extended by the Company until September 15, 2015. From the period March 15, 2015 through May 31, 2015, 1,586,664 Units have been subscribed for under the PPO and the Company received proceeds of $952,000. The proceeds are being used for working capital purposes.

For the period June 1, 2015 through the date of the filing of this report, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000. The proceeds are being used for working capital purposes.

Operating Activities

Net cash used by operating activities was $674,879 for the fiscal year ended May 31, 2016. Cash used during the year ended May 31, 2016 was primarily due to a net loss of $3,109,331, stock based compensation of $1,968,084, and depreciation and amortization of $791 offset by a decrease in net operating assets of $29,075 and an increase in operating liabilities of $245,539.

Net cash used by operating activities was $581,637 for the fiscal year ended May 31, 2015. Cash used during the year ended May 31, 2015 was primarily due to net loss of $4,407,167, and an increase in operating liabilities of $603,008, amortization of debt discount of $380,262, stock based compensation of $3,283,205, offset by a decrease in net operating assets of $196,751.

Investing Activities

For the fiscal year ended May 31, 2016, net cash used by investing activities was $26,943. The primary decrease in cash was from the purchase of property and equipment for $8,433 and the payment of a security deposit of $18,510.

For the fiscal year ended May 31, 2015, net cash used by investing activities was $1,874 used for the payment of a security deposit.

Financing Activities

For the fiscal year ended May 31, 2016, net cash provided by financing activities was $523,000. $503,000 was provided from the sale of 838,334 shares of our common stock offset by cash used of $60,000 for note repayment and $80,000 received in connection with the issuance of a note payable.

For the fiscal year ended May 31, 2015, net cash provided by financing activities was $700,000 of which $500,000 was from the sale of our common stock and $200,000 represents proceeds from the sale of a convertible note.

Inflation

We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

Commitments

The following table sets forth our future contractual obligations as of May 31, 2016.

	Payment due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Notes payable	$345,832	$345,832	$-	$-	$-
Operating leases	192,145	81,331	83,039	27,995	-
Total	$537,977	$427,163	$83,039	$27,995	$-

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS.

Our financial statements are filed under this Item 8, beginning on page F-1 of this report.

Arkados Group, Inc. and Subsidiaries

May 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and Subsidiaries (the “Company”) as of May 31, 2016, and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended May 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2016, and the results of its operations and cash flows for the year ended May 31, 2016 in conformity with generally accepted accounting principles in the United States.

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

/s/ RBSM, LLP

Certified Public Accountants

New York, New York

September 21, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arkados Group, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and Subsidiaries (the “Company”) as of May 31, 2015 and the related consolidated statements of operations, stockholders’ deficiency, and cash flows for the year ended May 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2015, and the results of its operations and cash flows for the year ended May 31, 2015 in conformity with generally accepted accounting principles in the United States.

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

/s/ Liggett & Webb, P.A.
Certified Public Accountants

New York, New York

August 27, 2015

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31, 2016	May 31, 2015

ASSETS

Current assets:
Cash	$56,172	$234,994
Accounts receivable	192,100	132,349
Inventory	120,410	156,705
Prepaid expenses and other current assets	187,935	12,004
Total current assets	556,617	536,052

Property and equipment, net of accumulated depreciation	7,642	-
Security deposit	20,384	1,874

Total assets	$584,643	$537,926

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable and accrued expenses	$1,022,382	$2,655,132
Deferred revenue	260,637	267,291
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Notes payable	335,832	345,832
Total current liabilities	2,138,863	3,788,267

Total liabilities	2,138,863	3,788,267

Stockholders' deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 13,373,167 and 11,099,833 shares issued and outstanding	1,337	1,110
Additional paid-in capital	41,645,382	36,840,157
Accumulated deficit	(43,200,939)	(40,091,608)
Total stockholders' deficiency	(1,554,220)	(3,250,341)

Total liabilities and stockholders' deficiency	$584,643	$537,926

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	May 31, 2016	May 31, 2015

Net sales	$1,871,030	$484,262

Cost of sales	909,902	25,645

Gross profit	961,128	458,617

Operating expenses:
Selling and general and administrative	3,702,665	4,252,294
Research and development	337,375	332,609
Total operating expenses	4,040,040	4,584,903

Loss from operations	(3,078,912)	(4,126,286)

Other income (expenses):
Interest expense	(29,288)	(485,469)
Loss on translation adjustments	(1,131)	(116)
Other income	-	124,793
Gain on settlement of debt	-	44,071
Total other expense	(30,419)	(316,721)

Loss before provision for income taxes	(3,109,331)	(4,443,007)

Provision for income tax benefits	-	35,840

Net loss	$(3,109,331)	$(4,407,167)

Loss per common share - basic and diluted	$(0.26)	$(0.74)

Weighted average of common shares outstanding - basic and diluted	12,126,367	5,948,847

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY

YEARS ENDED MAY 31, 2016 AND 2015

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Amount	Shares be Issued	Paid-in Capital	Retained Deficit	Shareholders' Deficiency
Balance as of May 31, 2014	-	$-	2,528,797	$253	1,835,486	$29,727,373	$(35,684,441)	$(4,121,329)
Common stock issued under private placement agreements	-	-	833,330	83	-	499,917	-	500,000
Common stock issued for consulting agreements	-	-	716,667	72	-	1,059,928	-	1,060,000
Warrants issued for consulting agreements	-	-	-	-	-	349,594	-	349,594
Common stock issued for promissory notes and accrued interest	-	-	4,387,879	439	-	1,315,925	-	1,316,364
Common stock issued for bridge notes	-	-	648,381	65	-	465,935	-	466,000
Common stock issued for debt subject to equity being issued	-	-	723,072	74	-	767,587	-	767,661
Common stock issued for transactions previously classified as common stock to be issued	-	-	1,261,683	126	(1,835,486)	1,835,360	-	-
Warrants issued to former employees	-	-	-	-	-	747,535	-	747,535
Valuation of beneficial conversion feature of debt raise	-	-	-	-	-	71,000	-	71,000
Effects of rounding due to reverse stock split	-	-	24	(2)	-	3	-	1

Net loss	-	-	-	-	-	-	(4,407,167)	(4,407,167)

Balance as of May 31, 2015	-	-	11,099,833	1,110	-	36,840,157	(40,091,608)	(3,250,341)

Common stock issued for accrued board services	-	-	143,333	14	-	250,819	-	250,833
Common stock issued under private placement agreements	-	-	838,334	84	-	502,916	-	503,000
Stock options issued for accrued board services	-	-	-	-	-	1,622,778	-	1,622,778
Stock options issued to employees	-	-	-	-	-	293,122	-	293,122
Warrants issued for services rendered	-	-	-	-	-	158,399	-	158,399
Common stock issued for debt conversion	-	-	50,000	5	-	41,327	-	41,332
Common stock issued for services	-	-	400,000	40	-	274,460	-	274,500
Common stock issued in connection with purchase of customer list- intangible	-	-	166,667	17	-	124,983	-	125,000
Warrants issued in connection with the purchase of intangible	-	-	-	-	-	124,113	-	124,113
Options issued to employees	-	-	-	-	-	1,068,125	-	1,068,125
Common stock issued to Management	-	-	675,000	67	-	344,183	-	344,250
Net loss	-	-	-	-	-	-	(3,109,331)	(3,109,331)

Balance as of May 31, 2016	-	$-	13,373,167	$1,337	-	$41,645,382	$(43,200,939)	$(1,554,220)

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	May 31, 2016	May 31, 2015
Cash flows from operating activities:
Net loss	$(3,109,331)	$(4,407,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,705,497	-
Accrued stock based compensation	-	1,873,611
Issuance of warrants for services	158,399	349,594
Depreciation	791	-
Amortization of debt discount	-	380,262
Impairment of intangible	249,113	-
Issuance of common stock for services	104,188	1,060,000
Reversal of accounts payable	-	(124,793)
Gain on settlement of debt	-	(44,071)
Interest accrued on debt subject to equity being issued	-	17,753
Changes in operating assets and liabilities:
Accounts receivable	(59,751)	(132,349)
Inventory	36,295	(156,705)
Prepaid expenses and other current assets	(5,619)	(780)
Accounts payable and accrued expenses	252,193	371,557
Deferred revenue	(6,654)	267,291
Accrued income tax benefits	-	(35,840)
Net cash used in operating activities	(674,879)	(581,637)

Cash flows from investing activities:
Purchases of property and equipment	(8,433)	-
Security deposit	(18,510)	(1,874)
Net cash used in investing activities	(26,943)	(1,874)

Cash flows from financing activities:
Proceeds from sales of common stock	503,000	500,000
Proceeds from related party advance	-	-
Proceeds from convertible debt	-	200,000
Payment of debt	(60,000)	-
Proceeds from debt	80,000	-
Net cash provided by financing activities	523,000	700,000

Net increase (decrease) in cash	(178,822)	116,489

Cash at beginning of year	234,994	118,505

Cash at end of year	$56,172	$234,994

Schedule of non-cash transactions:
Common stock issued for accrued stock based compensation	$250,833	$-
Stock options issued for accrued stock based compensation	$1,622,778	$-
Common stock issued for debt conversion	$41,332	$1,316,364
Warrants issued to former employees to settle debt subject to equity being issued	$-	$747,536
Value of common stock and warrants issued for purchase of intangible	$249,113	$-
Common stock issued for prepaid consulting	$170,312	$-
Common stock issued or to be issued for debt subject to equity being issued	$-	$1,233,661
Common stock issued for transactions previously classified as common stock to be issued	$-	$1,835,486
Valuation of beneficial conversion feature of debt raise	$-	$71,000
Refinance of due to related party	$-	$130,000

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED MAY 31, 2016 and 2015

1.	DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Parent”) conducts business activities principally through two of its wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”).

The Company underwent a significant restructuring following December 23, 2010, during which substantially all of its assets were acquired by STMicroelectronics, Inc. (sometimes referred to hereinafter as the “Asset Sale”), as disclosed in the Form 8-K filed December 29, 2010 and further described (as to the closing) in the Form 8-K filed July 12, 2011. Settlements reached in connection with the Asset Sale and the fulfillment of obligations in connection therewith, have just recently been (post the period covered by this report) substantially completed.

Following the sale of its assets associated with the manufacture of microchips, the Company shifted its focus towards the following businesses:

Arkados - Software and hardware design and developing solutions that enable machine to machine communications for the Internet of Things (“IoT”). Arkados’ solutions support smart grid and smart building applications primarily in the areas of building automation and energy management and are uniquely designed to drive a wide variety of wireless and powerline communication (“PLC”)-based products, such as sensors, gateways, video cameras, appliances and other devices.

AES - Energy services provider with focus on the design, installation and maintenance of innovative, sustainable, and cost-effective energy solutions for both residential and commercial customers. AES implements smart grid applications primarily in the areas of LED lighting, building automation, and energy management. These applications are uniquely designed to drive a wide variety of wireless and PLC-based products, such as sensors, gateways, video cameras, appliances and other devices.

Effective March 18, 2015, the Company implemented a reverse stock split of its outstanding common stock at a ratio of 1-for-30 shares. All share figures and results are reflected on a post-split basis. See Note 8.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $43.2 million since inception, including a net loss of approximately $3.1 million for the year ended May 31, 2016. Additionally, the Company still had both working capital and stockholders’ deficiencies at May 31, 2016 and 2015 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include: AES, Arkados, CDKnet, LLC and Creative Technology, LLC. Currently, Arkados and AES are the only active entities with operations. Intercompany accounts and transactions have been eliminated in consolidation.

Revenue recognition – For Arkados, revenues from software licensing are recognized in accordance with Accounting Standards Codification (“ASC”) 985-605, “Software Revenue Recognition.” Accordingly, revenue from software licensing is recognized when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable.

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

For AES, sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed. Deferred revenue represents revenues billed but not yet earned.

Cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both May 31, 2016 and 2015.

Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  At May 31, 2016, the Company determined that an allowance for doubtful accounts was not needed.

Fair Value of Financial Instruments - The carrying value of cash, accounts receivable inventory, prepaid expenses and other current assets, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. The Company cannot estimate the fair value of the remaining outstanding legacy payables. As defined in ASC 820, “Fair Value Measurement” (“ASC 820”), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Years ended May 31,
	2016	2015

Convertible notes	85,320	113,085
Stock options	3,012,500	1,012,500
Warrants	5,225,987	3,937,986
Potentially dilutive securities	8,323,807	5,063,571

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

Stock based compensation expense for the years ended May 31, 2016 and 2015 was $1,968,084 and $3,283,205, respectively, and is included in selling and general and administrative expenses. See Notes 8a, 8f, 8i, 8m, 9A and 9B.

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

Inventory - Inventory, which will consist solely of finished goods of AES, is valued at the lower of cost on a first-in, first-out basis or market.   Inventory consists of the following at May 31, 2016 and 2015.

	May 31, 2016	May 31, 2015

Finished goods	$60,012	$147,605
Work-in-process (unbilled labor)	60,398	9,100
	$120,410	$156,705

Intangible Asset

In May, 2016, the Company purchased an intangible asset with a value of $249,113 by issuing common stock and warrants. The Company believes the intangible asset to have a useful life of less than one year and opted to impair the asset and report it within the selling, general and administrative expense of the income statement.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (Topic 842). This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less. All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

In January 2016, the FASB issued ASU 2016-01, which amends the guidance relating to the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement–Period Adjustments”. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact of adopting this guidance.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2 015-03, “Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs.” This guidance requires that the debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. This amendment is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact on its consolidated financial statements of adopting this new guidance but at this time does not expect it to have a material impact on the Company’s consolidated financial statements.

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

On May 24, 2004, we filed a merger certificate completing the acquisition of Miletos, Inc., a previously unaffiliated Delaware corporation which prior to the merger, acquired the assets and business of Enikia, LLC. Enikia, LLC was in arrears for several years in its payment of federal and state payroll taxes. Pursuant to the Agreement and Plan of Merger dated May 7, 2004, the Company assumed up to $1.2 million of the delinquent payroll taxes due and outstanding with the remaining difference being an assumed liability of the major shareholder of the Company. During the year ended May 31, 2006, the Company made payments to both federal and state of New Jersey taxing authorities in the amount of $874,000. The payments represented payroll taxes withheld by Miletos, Inc. from its employees but not remitted to the taxing authorities.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of May 31, 2016 and 2015, accounts payable and accrued expenses consist of the following amounts:

	May 31, 2016	May 31, 2015

Accounts payable	$782,654	$463,911
Accrued board of director fees	-	1,873,611
Accrued interest and penalties payable	116,035	98,078
Accrued payroll	28,320	54,882
Accrued other	95,373	164,650
	$1,022,382	$2,655,132

In fiscal 2015 the Company determined that certain accounts payable had been settled in prior periods and should be written off. Balances totaling $124,793 were reversed and recognized as other income.

6.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

As a result of the Company’s Asset Sale to ST US, the notes payable and convertible debentures of $17,269,689 and the related accrued interest of $3,671,137 as of May 31, 2010, have been settled in part with the December 2010 closing in the amount of $5,570,059 and the balance in June 2011 closing with cash of $3,526,523, an undetermined amount of equity yet to be issued and $688,768 of remaining notes payable as of May 31, 2012. In fiscal 2014, the Company received loans of $400,000. As of May 31, 2014, there was $939,894 of notes payable, net of debt discounts of $309,263. In fiscal 2015, the Company received loans of $200,000 and refinanced related party payables totaling $130,000. In addition, as discussed below the Company issued common stock for the conversion of various notes payable and accrued interest. As of May 31, 2015, there was notes payable of $345,832, net of debt discounts of $0. All notes payable mature on or before October 31, 2015 and as such, are classified as current liabilities on the consolidated balance sheet. As of May 31, 2016, there was $335,832 of notes payable.

Notes payable transactions include the following:

FY 2015 (Year Ended May 31, 2015) Transactions:

On August 11, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On March 16, 2015, the conversion price for the note was amended to $0.30 per share. On April 1, 2015, the Company issued 345,360 shares for the conversion of the principal and accrued interest of $3,608. As a result of the conversion of the note, the remaining unamortized beneficial conversion feature was written off in March 2015. See Note 8h.

On August 12, 2014, the Company executed a Convertible Note for a loan in the principal amount of $100,000. The Convertible Note bore interest at 6% per year and was scheduled to mature on October 31, 2015. At any time during the term of the Convertible Note, the holder had the right to convert any unpaid portion of the Convertible Note and accrued interest into shares of common stock at an original conversion price of $0.60 per share. The beneficial conversion feature was fair valued at $35,500 and was being amortized over the life of the debt instrument. On April 1, 2015, the Company issued 345,303 shares for the conversion of the principal and accrued interest of $3,591. As a result of the conversion of the notes, the remaining unamortized beneficial conversion features were written off in March 2015. See Note 8h.

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

On March 31, 2016 and May 6, 2016, the Company executed Promissory Notes for loans, each in the amount of $10,000. The Promissory Notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016 and are now bearing annual interest of 12%. The proceeds from the Promissory Note were used to partially repay two Convertible Notes as discussed below.

Related Party Payables

There were no related party payables at May 31, 2016 or May 31, 2015.

Debt Subject To Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of May 31, 2016 and 2015.

As of May 31, 2016 and 2015, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

FY 2015 (Year Ended May 31, 2015):

In fiscal 2015, the Company entered into final supplemental agreements with former employees to settle all outstanding claims. The Company issued warrants to purchase 622,947 shares of common stock at $1.20 per share for a five-year period to settle claims totaling $747,535.

During the year ended May 31, 2015, the Company entered into final supplemental agreements with bridge note holders to settle all outstanding claims. The Company issued 648,381 shares of common stock to settle claims totaling $466,000 in September 2014 and 256,486 shares of common stock to settle claims totaling $207,753 on April 1, 2015. See Note 8d.

During the year ended May 31, 2015, the Company agreed to issue 418,669 shares of common stock to settle claims totaling $502,408 from previous holders of unsecured debt. The shares were issued in January 2015. See Note 8e.

FY 2016 (Year Ended May 31, 2016):

None

7.	INCOME TAXES

There was no provision for federal or state taxes for both of the years ended May 31, 2016 and 2015.

The components of deferred taxes were as follows:

	May 31,	May 31,
	2016	2015
Deferred tax assets:
Net operating loss carry forward	$7,219,000	$6,970,000
Accrued compensation		72,000
Changes in prior year estimates	150,000	(83,000)
Valuation allowance	(7,369,000)	(6,959,000)
Net deferred tax asset	$-	$-

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

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2016 and 2015 is as follows:

	2016	2015

Federal statutory income tax rates	(35)%	(35)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences – equity rights	24	33
Other	3%	-
Change in net operating loss	13	7

Effective tax rate	—%	—%

As of May 31, 2016, the Company has federal net operating loss carryforwards of approximately $18,000,000 subject to expiration between fiscal years 2027 and 2036.  The Company may have had a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code. The net operating losses may be limited as to its utilization on an annual basis. Currently, no such evaluation has been performed.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from fiscal 2012 through 2016 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended May 31, 2016 and 2015.

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

Private Placement Offering (“PPO”)

On March 15, 2015, the Company commenced a PPO for accredited investors to issue up to 2,500,000 shares of common stock and warrants to purchase 2,500,000 shares of common stock at $2.00 per share (each share and warrant constitutes a “Unit”) for total gross proceeds of $1,500,000. The warrants are immediately exercisable and have a term of three years. The Units are being offered by the Company on a “best efforts” “any-or-none” basis in Units of 166,666 shares although the Company may accept fractional Units. The PPO closed on September 15, 2015. See Notes 8g, 8j, and 9B for the shares and warrants subscribed for through the date of this report.

Issuances of Common Stock

FY 2015 (Year Ended May 31, 2015):

a.	On July 16, 2014, the Company issued 666,667 shares of common stock to a consultant under the terms of a consulting agreement. The shares were valued at $1.50 per share which was the price of the common stock on the date of the consummation of an agreement with a customer. See Note 11.

b.	As described above, the Company signed a Settlement Agreement and Release with an unsecured creditor and agreed to issue 792,550 shares of common stock for $550,000 of accounts payable and $310,977 of a promissory note and accrued interest. The Company issued such shares under this Settlement Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

c.	As described above, the Company entered into a Separation Agreement with Typaldos and agreed to issue 469,132 shares of common stock as part of the Agreement. The Company issued such shares under this Separation Agreement in September 2014. Prior to the issuance date, such shares were classified as common stock to be issued.

d.	As described above, the Company entered into final supplemental agreements with bridge note holder to settle all outstanding claims. In September 2014, the Company agreed to issue 648,381 shares of common stock to settle claims totaling $466,000. Prior to the issuance date, such shares were classified as common stock to be issued. On April 1, 2015, the Company issued 256,486 shares of common stock to settle claims totaling $207,754.

e.	As described above, the Company settled all outstanding claims with previous holders of unsecured debt. In September 2014, the Company issued 418,669 shares of common stock to settle claims totaling $502,408.

f.	On February 19, 2015, the Company issued 50,000 shares of common stock to a consultant under the terms of an investor relations agreement. The shares were valued at $1.20 per share which was the price of the common stock on the date the agreement was signed.

g.	For the period March 15, 2015 through May 31, 2015, 833,330 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $500,000. The shares were issued on April 7, 2015.

h.	As described above, on April 1, 2015, the Company issued 4,387,879 shares of common stock for the conversion of notes payable of $1,200,000 and accrued interest of $116,364.

FY 2016 (Year Ended May 31, 2016):

i.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

j.	For the period June 1, 2015 through May 31, 2016, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000. These shares were issued in July and August 2015.

k.	On January 8, 2016 the Company issued 50,000 shares as part of a debt conversion and refinance whereby $130,000 of note principle and accrued interest of $11,332 were extinguished and a new note of $100,000 was issued;

l.	On February 23, 2016, we entered into a consulting agreement with. LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

m.	On April 22, 2016, the Company issued 675,000 shares of common stock to its key employees, including 500,000 shares to its chairman/chief executive officer, for services rendered to the Company in fiscal 2016. The shares were valued at $0.51 per share. The value of the shares totaling $344,250 was charged as stock compensation in fiscal 2016.

n.	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. As a result of management's evaluation, the intangible asset was deemed impaired and thus fully written off to selling, general and administrative expense of the income statement.

9.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of ASC 718, “Compensation – Stock Compensation” (“ASC 718”).

A. Options

The Company issued options to purchase an aggregate of 4,100,000 shares of the Company’s common stock in the year ended May 31, 2016, 2,100,000 of which were granted outside of the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). No options were granted in the year ended May 31, 2015. On April 8, 2014, the Company issued options to its chairman/chief executive officer and two of its key employees to purchase 1,181,250 shares of the Company’s common stock at an exercise price of $1.20 per share, the closing price of the Company common stock as quoted on the OTCQB. The options vested immediately and are exercisable for ten years. Stock based compensation related to these options amounted to $968,092 for the year ended May 31, 2014.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2014	1,247,917	$1.53
Granted	-	-
Exercised	-	-
Expired or cancelled	(235,417)	2.95
Outstanding at May 31, 2015	1,012,500	$1.20
Granted	4,100,000	0.94
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,112,500	$0.99

The following table summarizes information about options outstanding and exercisable at May 31, 2016:

	Options Outstanding and Exercisable
		Weighted-	Weighted-
		Average	Average
	Shares	Remaining Life	Exercise	Number
	Outstanding	In Years	Price	Exercisable
Exercise prices:
$0.60	2,300,000	5.47	$0.60	2,300,000
1.00	700,000	2.38	1.00	700,000
1.20	1,562,500	8.58	1.20	1,562,500
2.00	550,000	6.08	2.00	550,000

	5,112,500	6.06		5,112,500

The compensation expense attributed to the issuance of the outstanding options was recognized as they vest. The outstanding stock options are exercisable for ten years from the grant date.

The employee stock option plan stock options are exercisable for up to ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $230,000 and was based on the Company’s closing stock price of $0.70 as of May 31, 2016, which would have been received by the option holders had all option holders exercised their options as of that date.

The weighted average fair value of options granted during the years ended May 31, 2016 and 2015 was $0.74 and $0 per share, respectively. The total fair value of shares vested during the years ended May 31, 2016 and 2015 was $230,000 and $0, respectively.

As of May 31, 2016, there was no future compensation cost related to non-vested stock options.

On June 25, 2015, the Company issued options under the 2004 Plan to its chairman/chief executive officer and a former director for services rendered to the Company’s board of directors in fiscal 2015 to purchase a total of 1,300,000 shares of common stock as follows:

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

On October 16, 2015, the Company issued options under its 2004 Plan to employees to purchase 700,000 shares of its common stock at $1.00 per share.

On April 22, 2016, the Company issued options outside of its 2004 Plan, which vested immediately and are exercisable for ten years, to certain of its key employees, including its chairman/chief executive officer for services rendered to the Company during fiscal 2016 for a total of 1,100,000 shares of its common stock as follows:

1.	Chairman/chief executive officer – options to purchase 500,000 shares of the Company's common stock at $0.60 per share.
2.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company's common stock at $1.20 per share.
2.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company's common stock at $2.00 per share.

The assumptions are as follows - stock price - $1.75; strike price - $0.60; expected volatility – 91.35%; risk-free interest rate - 0.73%; dividend rate - 0%; and expected term – 1.5 years.

B. Warrants

The issuances of warrants are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2014	2,401,043	$1.34
Granted	1,536,943	1.63
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2015	3,937,986	1.45
Granted	1,288,001	1.78
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,225,987	$1.53

The following table summarizes information about warrants outstanding and exercisable at May 31, 2016:

	Outstanding and exercisable
		Weighted-	Weighted-
		average	Average
	Shares	remaining life	Exercise	Number
	Outstanding	in years	Price	Exercisable
Range of exercise prices:
$1.00	283,000	2.47	$1.00	283,000
$1.20	3,004,656	3.14	1.20	3,004,656
$2.00	1,838,331	2.07	2.00	1,838,331
greater than $2.00	100,000	0.47	4.50	100,000
	5,225,987	2.67	$1.52	5,225,987

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three years from the grant date.

Issuances of warrants to purchase shares of the Company's common stock were as follows:

FY 2015 (Year Ended May 31, 2015):

•	Warrants to purchase 622,947 shares of the Company's common stock were issued in exchange for certain past due indebtedness outstanding. Such warrants were determined to have been issued at fair value since such settlements were negotiated by the Company with each debt holder.

•	Warrants to purchase 88,000 shares of the Company's common stock were issued to a consultant for services rendered under a consulting contract. The warrants issued were valued using the Black Scholes option pricing model under the following assumptions: stock price $ 0.46 $ 1.87; strike price $1.20; expected volatility 100.00%; risk free interest rate 1.5%; dividend rate 0% ; and expected term 3 years. The value of the warrants totaling $349,721 was charged as consulting.

•	As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,330 shares of the Company's common stock under the PPO.

FY 2016 (Year Ended May 31, 2016):

•	As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,334 shares of the Company's common stock under the PPO.

•	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $ 1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $139,928 was charged as research and development.

•	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $18,471 was charged as consulting. See Note 11.

•	As noted in Note 8n,on April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 0.75; strike price $2.00; expected volatility 293%; risk free interest rate .93%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $124,000 was included in the cost of the intangible which was fully impaired as of May 31, 2016.

10.	LICENSE AGREEMENTS

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

Revenue recognized under the Master Agreement amounted to $172,600 and $284,788 for the years ended May 31, 2016 and 2015, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic Controllers

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $87,500 and $115,700 for the years ended May 31, 2016 and 2015, respectively.

In March, 2015 the Company entered into a one year agreement, with automatic one year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was approximately $395,0000 for the twelve months ended May 31, 2016.

11.	COMMITMENTS

Leases

Effective October 1, 2014 as amended on January 15, 2015, the Company entered a lease for its office space at a total monthly rental of $1,874. The lease expired on January 15, 2016. The Company renewed this lease until January 15, 2017 at a monthly rental of $2,034. It can be renewed for two additional one-year terms upon its expiration.

Rent expense for the years ended May 31, 2016 and 2015 was $80,992 and $17,488, respectively.

Our AES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes for the premises.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

The following table sets forth our future contractual obligations:

For the twelve month period ended May 31,	Office Rent
2017	$81,331
2018	83,039
2019 and thereafter	27,775
$192,145

Consulting Agreements

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

On February 23, 2016, we entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we have issued 300,000 shares valued at $205,000 which was recorded in prepaid expense and amortized over the term of the agreement.

On May 15, 2016, the Company entered into a two year consulting agreement whereby consultant is to perform certain consulting and advisory services. The Company issued 100,000 shares of common stock valued at $69,000 as compensation which was recorded as prepaid expenses and amortized over the life of the contract.

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

Net Sales

Two customers accounted for 60% of net sales for the year ended May 31, 2016, as set forth below:

Customer 1	29%
Customer 2 (related party, see Note 13)	31%

Accounts Receivable

Two customers accounted for 94% of the accounts receivable as of May 31, 2016, as set forth below:

Customer 1	83%
Customer 2	11%

13.	RELATED PARTY TRANSACTIONS

The Company performed consulting services for an entity that is controlled by a former director. Consulting services for the fiscal years ended May 31, 2016 and 2015 were $78,872 and $44,800, respectively.

14.	BUSINESS SEGMENT INFORMATION

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

Operating results for the business segments of the Company were as follows:

	Arkados	AES	Total
Year Ended May 31, 2016
Revenues	$730,249	$1,140,781	$1,871,030
Loss from operations	$(2,171,333)	$(907,579)	$(3,078,912)

Year Ended May 31, 2015
Revenues	$403,852	$80,410	$484,262
Loss from operations	$(4,059,619)	$(66,667)	$(4,126,286)

Total assets
May 31, 2016	$236,797	$347,846	$584,643

May 31, 2015	$283,154	$254,772	$537,926

15.	SUBSEQUENT EVENTS

On August 11, 2016, the Company executed a Promissory Note in the amount of $150,000. The Promissory Notes bear interest at 10% per year, compounded quarterly. The Note matures January 15, 2017. The proceeds were used for working capital.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 7, 2016, the Company dismissed Liggett & Webb P.A. (“LW”) (formerly Ligget, Vogt & Webb, P.A.) as its certifying independent accountant. LW issued reports on the Company’s financial statements for the fiscal years ended May 31, 2011 through May 31, 2015. There were no disagreements between the Company and LW on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of LW would have caused them to make reference to this subject matter of the disagreements in connection with their report, nor were there any “reportable events” as such term as described in Item 304(a)(1)(v) of Regulation S-K. The reports did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports included an explanatory paragraph with respect to the Company’s ability, in light of its history of losses, to continue as a going concern.

Contemporaneous with the dismissal of LW, the Company engaged RBSM LLP (“RBSM”) as the Company’s independent registered public accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended May 31, 2016.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended May 31, 2016. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting.  As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial control and physical control of cash in the hands of the same employee.  In addition, our deficiencies also include a lack of timely financial statement preparation and account reconciliations, as well as, and as a result of limited financial resources, the ability to retain personnel with sufficient technical expertise regarding accounting for certain equity-based transactions. The CEO is currently working to retain a full-time Chief Financial Officer and to put it in place compensating levels of controls to provide for greater segregation of duties.  There is no CFO at this time, however, and the CEO is also acting in the capacity of Principal Accounting Officer.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for non-accelerated filers set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

There has been no change in our internal control over financial reporting identified in connection with the evaluation that occurred during the last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

For the period ended May 31, 2016, the directors, officers and key employees of the Company were as follows:

Name	Age	Position
Terrence DeFranco	50	Chairman/Director, President/Chief Executive Officer and Chief Accounting Officer

Terrence DeFranco

Mr. DeFranco is also the Managing Member of Gary Lee Company, LLC, a corporate consulting firm focused on providing strategic advisory services to boards of directors of public companies. Previously, Mr. DeFranco was Chief Executive Officer and founder of Edentify, Inc., an identity management software company and Chairman and CEO of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We have determined that the following persons, who, during the fiscal year ended May 31, 2016, was a “Reporting Person” defined as a director, officer or beneficial owner of more than ten percent of our common stock which is the only class of securities registered under Section 12 of the Exchange Act, failed to file on a timely basis, reports required by Section 16 of the Exchange Act during the most recent fiscal year:

Tai Jee Pan

Ruben Sklar

We continue to plan to assist, when possible, in filing all such forms timely in the future and to assist in filing any omitted filing.  The foregoing is based solely upon a review of Forms 3 and 4 during the most recent fiscal year as furnished to us under Rule 16a-3(d) under the Exchange Act, and Forms 5 and amendments thereto furnished to us with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis.

At present, Terrence DeFranco, our Chairman and CEO is an at-will employee of the Company by virtue of an oral agreement entered into by the previous sitting Board of Directors.  The agreement requires Mr. DeFranco to serve on a full-time basis and provides for bi-weekly compensation, based on a rate determined by comparison to executives of similarly sized companies in our industry. In addition, Mr. DeFranco is paid a reimbursement of business-related expenses. Determinations with regard to bonus or option grants are made by Mr. DeFranco, the Company's sole director at this time.

SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation of our Chief Executive Officer in 2016 and 2015. There were no other executive officers who received or would have received compensation in excess of $100,000 for the years ended May 31, 2016 and 2015.

			Deferred
			Salary	Option	All Other	Total
Name/ Principal Position	Year	Salary	Paid	Award (2)	Compensation	Compensation
Terrence DeFranco (1)	2016	$198,000	$-	$150,000	$-	$348,000
President, Chief Executive Officer	2015	$198,000	$-	$-	$-	$198,000

(1)	The amounts in the table do not include amounts received for serving on our board of directors.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

GRANTS OF PLAN-BASED AWARDS

On June 25, 2015, the Company issued options, which vested immediately and are exercisable for three years, to its chairman/chief executive officer and an officer/former director for services rendered to the Company’s board of directors during fiscal 2015 for the purchase of up to a total of 1,300,000 shares of its common stock under the 2004 Plan as follows:

1.	Chairman/chief executive officer – options to purchase 1,000,000 shares of the Company's common stock at $0.60 per share.

2.	Officer/former director – options to purchase 300,000 shares of the Company's common stock at $0.60 per share.

On April 22, 2016, the Company issued shares of Common Stock and options, which vested immediately and are exercisable for ten years, to certain of its key employees, including its chairman/chief executive officer for services rendered to the Company during fiscal 2016 for 500,000 shares of Common Stock and the option to purchase up to a total of 1,100,000 shares of its common stock under the 2004 Plan as follows:

1.	Chairman/chief executive officer – options to purchase 500,000 shares of the Company's common stock at $0.60 per share.
2.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company's common stock at $1.20 per share.
2.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company's common stock at $2.00 per share.

OPTION EXERCISES AND STOCK VESTED IN 2016

There were no exercises of options by executives or directors in the year ended May 31, 2016.  No additional stock vested under previously issued options.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

OPTION AWARDS

The following table sets forth for each named executive officer, information regarding outstanding equity awards as of May 31, 2016. The option awards and per share amounts reflects the Company’s 1-for-30 reverse stock split, which was effective March 18, 2015.

			Equity
			Incentive
			Plan awards:
	Number of	Number of	Number of
	securities	securities	securities
	underlying	Underlying	Underlying
	unexercised	unexercised	unexercised	Option	Option
	options (#)	options (#)	Unearned	Exercise	Expiration
	Exercisable	Un-exercisable	Options (#)	Price ($)	Date

Terrence DeFranco	1,000,000	-	-	$0.60	6/25/2018
	500,000	-	-	$0.60	4/22/2026
	675,000	-	-	$1.20	4/8/2024
	300,000	-	-	$1.20	4/22/2026
	300,000	-	-	$2.00	4/22/2026
	2,775,000

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

On June 25, 2015, the Company issued options under its 2004 Plan to its chairman/chief executive officer and an officer/former director for services rendered to the Company’s board of directors during fiscal 2015 to purchase a total of 1,300,000 shares of its common stock as follows:

1.	Chairman/chief executive officer – options to purchase 1,000,000 shares of the Company's common stock at $0.60 per share.

2.	Officer/former director – options to purchase 300,000 shares of the Company's common stock at $0.60 per share.

These options vested immediately and are exercisable for three years.

On October 16, 2015, the Company issued options under its 2004 Plan to employees to purchase 700,000 shares of its common stock at $1.00 per share.

On April 22, 2016, the Company issued options outside of its 2004 Plan to employees to purchase 2,100,000 shares of its common stock at various exercise prices ranging from $0.60 to $2.00.

As of May 31, 2016, there were options to purchase 5,112,500 shares of our Common Stock outstanding, 3,012,500 of which were issued under the 2004 Plan.

A summary of our existing stock option plan is as follows:

Our 2004 Plan, which was, in April, 2014, extended for an additional 10 years, is currently administered by our sole director. Our sole director designates the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2014 were made from the 2004 Plan.  The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions.

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

Compensation of Directors

There was no compensation for Directors in the fiscal year ending May 31, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information known to us regarding the beneficial ownership of our common stock as of August 22, 2016 by (i) each of our directors and executive officers, and (ii) all of our directors and executive officers as a group.  Except for the directors and executive officers listed in the table below, no other individual or entity owns more than five (5%) of our outstanding shares of common stock. Except as otherwise indicated,  we believe, based on information provided by each of the individuals named in the table below, that such individuals have sole investment and voting power with respect to such shares, subject to community  property laws, where applicable. As of September 21, 2016, we had outstanding 13,373,167 shares of common stock. Except as stated in the table, the address of the holder is c/o our company, 211 Warren Street, Suite 320, Newark, NJ 07103.

	Amount and
Name of Beneficial Owner or	Nature of		Percent of
Number of Persons in Group	Beneficial Ownership (1)		Class (2)

(a) Executive Officers & Directors

Terrence DeFranco	3,383,333	(3)	21.0%

All executive officers and directors as a group (1 person)	3,383,333	(3)	21.0%

(b) Other Beneficial Holders

Tai Jee Pan	3,660,844	(4)	26.7%
Richmake International Limited	2,977,543	(5)	21.4%
Andreas Typaldos	1,038,012	(6)	7.8%
Oleg Logvinov	856,145	(7)	6.0%
Ruben Sklar	875,208	(8)	6.5%
Robert Catell	833,334	(9)	6.0%
Burton LaSalle Capital Corp.	819,583	(8)	6.1%
MAT Research LLC	999,998	(4)	7.3%

(1)	Beneficial ownership is determined in accordance with the rules of the Commission generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

(2)	In determining percentage of outstanding, we included shares issued and outstanding, shares obligated to be issued and the securities identified (if consisting of derivative securities) as if issued.

(3)	Includes 608,333 shares of common stock held in his name and options to purchase 2,775,000 shares of common stock.

(4)	Includes 2,660,846 shares of common stock held in his name, and 666,666 shares of common stock and warrants to purchase 333,332 shares of common stock issued to MAT Research LLC, of which Mr. Pan is the managing member. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

(5)	Includes 2,477,545 shares of common stock held in the company’s name and warrants to purchase 499,998 shares of common stock. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

(6)	Includes 784,964 shares owned by Andreas Typaldos individually, 164,672 shares held in the name of the Andreas Typaldos Family Limited Partnership, of which Andreas Typaldos is General Partner and 88,376 shares owned by family members of Mr. Typaldos. Beneficial ownership of shares held by the entity and by his family members is disclaimed by Mr. Typaldos.

(7)	Includes warrants to purchase 856,145 shares of common stock.

(8)	Includes 819,583 shares owned by Burton LaSalle Capital Corp, of which Mr. Sklar is managing member and 55,625 owned by Mr. Sklar individually. Beneficial ownership of shares held by the entity is disclaimed by Mr. Sklar.

(9)	Includes 416,667 shares of common stock held in his name and warrants to purchase 416,667 shares of common stock. The beneficial ownership reported here results from warrants with an exercise price that exceeds the current market price, but are otherwise currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consulting Fees

In fiscal 2015, the Company performed consulting services for an entity that is controlled by Mark Gelnaw. Consulting services amounted to $44,800 for the year ended May 31, 2015.

Review, Approval or Ratification of Transactions with Related Persons

The Board of Directors reviews transactions with related parties, but has no formal policies in place with respect to such reviews or the approval of such transactions. During fiscal 2016 there were no reported related party transactions with directors, executive officers or other related parties, which might have required disclosure under SEC rules or which were otherwise material to the Company.

Director Independence

The Board applies the definition of independent director as set forth in NASDAQ Stock Market Rule 5605 (a)(2), as well as Rule 10A-3 under the Exchange Act.

In accordance with this guidance, the Board did not consider our sole director to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended May 31, 2016 and 2015 for professional services rendered by our principal accountants for the audits of our annual financial statements, and the review of our financial statements included in our quarterly reports on Form 10-Q were approximately $29,000 and $31,000, respectively.

Audit-Related Fees

The aggregate fees billed for the fiscal years ended May 31, 2016 and 2015 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research, were $0 and $0, respectively.

Tax and Other Fees

There aggregate fees billed for the fiscal years ended May 31, 2016 and 2015 for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns were $4,000 and $3,500, respectively.

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

PART IV

ITEM 15. EXHIBITS.

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.5	Asset Purchase Agreement, dated as of December 23, 2010, by and among Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc. and STMicroelectronics, Inc.	8-K	0-27587	2.1	12/29/10

3i.1	Articles of Incorporation of the Registrant.	10-SB	0-27587	3.1	10/7/99

3i.2	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.2	10/7/99

3i.3	Certificate of Merger of the Registrant.	10-SB	0-27587	3.4	10/7/99

3i.4	Amendment to the Articles of Incorporation.	10-SB	0-27587	3.5	10/7/99

3i.6	Amendment to Certificate of Incorporation (Reverse Split) filed November 31, 2003.	10-QSB	0-27587	3.1	2/17/04

3i.7	Certificate of Amendment to Certificate of Incorporation.	10-QSB	0-27587	3.2	2/17/04

3i.7a	Certificate of Amendment to Certificate of Incorporation.	10-K	0-27587	3i.7a	8/27/14

3i.8	Certificate of Ownership and Merger dated August 30, 2006.	8-K	0-27587	3.1	9/1/06

3ii.1	By-Laws of the Registrant.	DEF14C	0-27587	3.3	2/24/15

4.1	Specimen of Common Stock Certificate.	10-K	0-27587	4.1	10/10/06

4.2	Form of Option exercisable at $0.04 issued to employees in April, 2014.	10-K	0-27587	4.16	8/27/14

4.3a	Form of 6% Convertible Note due November 15, 2014.	10-K	0-27587	4.17	8/27/14

4.3b	Form of 6% Convertible Note due April 30, 2015.	10-K	0-27587	4.17b	8/27/14

4.3c	Form of 6% Convertible Note due October, 2015.	10-K	0-27587	4.17c	8/27/14

10.1	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc., a Delaware corporation and Arkados, Inc., a Delaware corporation.	10-K	0-27587	10.60	08/30/13

10.2	Form of Employee Release Agreement (Asset Sale).	8-K	0-27587	10.3	12/29/10

10.3	Form of Unsecured Creditor Release Agreement (Asset Sale).	8-K	0-27587	10.4	12/29/10

10.4	Form of Secured Creditor Release Agreement (Asset Sale).	8-K	0-27587	10.5	12/29/10

10.5	Form of Creditor’s Rights Agreement (Asset Sale).	8-K	0-27587	10.6	12/29/10

10.6	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013.	10-Q	0-27587	10.65	10/11/13

10.7	License Agreement with Exegin Technologies, Limited, dated June 14, 2013.	10-Q	0-27587	10.66	10/11/13

10.8	Consulting Agreement with MAT Research, LLC, an Oregon company, dated July 1, 2013.	10-Q	0-27587	10.67	10/11/13

10.9	Securities Purchase Agreement (Tai Jee Pan) dated October 28, 2013.	10-Q	0-27587	10.69	1/15/14

10.10	Securities Purchase Agreement (Richmake) dated October 28, 2013.	10-Q	0-27587	10.70	1/15/14

10.11	Advisory Agreement with Constellation Asset Advisors, Inc. dated November 20, 2013.	10-Q	0-27587	10.71	1/15/14

10.12	Investor Services Agreement with Porter LeVay and Rose, Inc. dated September 1, 2013.	10-Q	0-27587	10.72	1/15/14

10.13	Consulting Agreement with Sentegrity LLC dated March 4, 2014.	10-Q	0-27587	10.73	4/14/14

10.14	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co.	8-K	0-27587	99.1	7/16/14

10.15	Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015.					X

10.16	Form of Warrant issued to consultants on November 18, 2015.					X

10.17	Form of Exchange Agreement with certain note holders executed on January 8, 2016.					X

10.18	Consulting Agreement with LP Funding, LLC dated February 23, 2016.					X

10.19	Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016.					X

10.20	Form of Warrant issued to Edward Miller dated April 28, 2016.					X

14.1	Code of Business Conduct and Ethics.	10-K	0-27587	14.1	9/17/04

14.2	Code of Ethics for Financial Executives.	10-K	0-27587	14.2	9/17/04

21	Subsidiaries of the Registrant.	10-K	0-27587	21	8/27/15

31.1	Certification of Chief Executive Officer and Principal Accounting Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).					X

32.1	Certification of Chief Executive Officer of pursuant to 18 U.S.C. - Section 1350.					X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report on to be signed on its behalf by the undersigned, thereunto duly authorized.

Arkados Group, Inc. (Registrant)

Date: September 21, 2016	By:	/s/ Terrence DeFranco
Terrence DeFranco, President and Chief Executive Officer

Date: September 21, 2016	By:	/s/ Terrence DeFranco
Terrence DeFranco, Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 21, 2016	By: /s/ Terrence DeFranco
Terrence DeFranco, Sole Director

