Form 10-Q
period 2016-08-31
ARKADOS GROUP, INC.
filed 2016-10-17
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   August 31, 2016

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

The number of the registrant’s shares of common stock outstanding as of October 14, 2016 was 13,373,167.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended August 31, 2016

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

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Reports on Form 10-K for the years ended May 31, 2016 and May 31, 2015 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Arkados’ actual financial condition, operating results and business performance may differ materially from that projected or estimated in such forward-looking statements.

The information contained in this report, except as specifically dated, is as of August 31, 2016.

3

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets	F – 2

Condensed Consolidated Statements of Operations	F – 3

Condensed Consolidated Statements of Cash Flows	F – 4

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F – 5 to F – 16

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31, 2016	May 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,656	$56,172
Accounts receivable	222,534	192,100
Inventory	141,197	120,410
Prepaid expenses and other current assets	125,492	187,935
Total Current Assets	494,879	556,617

Property and equipment, net	7,378	7,642
Security deposit	20,384	20,384

Total Assets	$522,641	$584,643

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,147,154	$1,022,382
Deferred revenue	210,837	260,637
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Notes payable	485,832	335,832
Total Current Liabilities	2,363,835	2,138,863

Total Liabilities	2,363,835	2,138,863

Stockholders' Deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 13,373,167 shares issued and outstanding	1,337	1,337
Additional paid-in capital	41,645,382	41,645,382
Accumulated deficit	(43,487,913)	(43,200,939)
Total Stockholders' Deficiency	(1,841,194)	(1,554,220)

Total Liabilities and Stockholders' Deficiency	$522,641	$584,643

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended
	August 31, 2016	August 31, 2015

Sales	$424,487	$106,836

Cost of sales	380,009	-

Gross Profit	44,478	106,836

Operating Expenses:
Selling and general and administrative	312,941	529,192
Research and development	8,860	98,429
Total Operating Expenses	321,801	627,621

Loss From Operations	(277,323)	(520,785)

Other Income (Expenses):
Interest expense	(9,651)	(7,414)
Loss on translation adjustments	-	(562)
Total Other Expense	(9,651)	(7,976)

Loss Before Provision for Income Taxes	(286,974)	(528,761)

Provision for income taxes	-	-

Net Loss	$(286,974)	$(528,761)

Loss per Common Share - Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Shares Outstanding - Basic and Diluted	13,373,167	11,804,761

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Years Ended
	August 31, 2016	August 31, 2015
Cash Flows from Operating Activities:
Net loss	$(286,974)	$(528,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264	-
Changes in operating assets and liabilities:
Accounts receivable	(30,434)	71,027
Inventory	(20,787)	(186,799)
Prepaid expenses and other current assets	62,443	568
Security deposits	-	(18,510)
Accounts payable and accrued expenses	124,772	150,203
Deferred revenue	(49,800)	64,900
Accrued income tax benefits	-	-
Net Cash Used in Operating Activities	(200,516)	(447,372)

Cash Flows from Financing Activities:
Proceeds from sales of common stock	-	503,000
Proceeds from short-term note	150,000	-
Net Cash Provided by Financing Activities	150,000	503,000

Net Increase (Decrease) in Cash	(50,516)	55,628

Cash - Beginning of Year	56,172	234,994

Cash - End of Year	$5,656	$290,622

Supplemental Cash Flow Information:
Non Cash Investing and Financing Activities
Common stock issued for accrued stock based compensation	$-	$250,833
Stock options issued for accrued stock based compensation	$-	$1,622,778

Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. & SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED AUGUST 31, 2016 and 2015

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

The accompanying condensed consolidated financial statements as of August 31, 2016 (unaudited) and May 31, 2016 and for the three months ended August 31, 2016 and 2015 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2016 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $43.5 million since inception, including a net loss of approximately $286,974 for the three months ended August 31, 2016. Additionally, the Company still had both working capital and stockholders’ deficiencies at August 31, 2016 and May 31, 2016 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b.	Principles of consolidation - The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include AES and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

c.	Revenue Recognition

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

d.	Cash and cash equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both August 31, 2016 and May 31, 2016.

e.	Accounts receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At August 31, 2016 and May 31, 2016, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three Months ended
	August 31,
	2016	2015

Convertible notes	86,580	114,795
Stock options	5,112,500	2,312,500
Warrants	5,225,987	4,776,320

Potentially dilutive securities	10,425,067	7,203,615

h.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. There are no issuances of the Company’s common stock, warrants, and options during the three months ended August 31, 2016 and as a result there was no stock based compensation incurred during the period.

Stock based compensation expense was $0 for the three months ended August 31, 2016 and August 31, 2015.

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

j.	Inventory - Inventory, which consists of finished goods and work-in-process (“WIP”) of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at August 31, 2016 and May 31, 2016.

	August 31,	May 31,
	2016	2016
	(unaudited)

Finished goods	$60,012	$60,012
Work-in-process (unbilled labor and consulting)	81,185	60,398
	$141,197	$120,410

k.	Property and equipment – Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

l.	Research and Development –All research and development costs are expensed as incurred.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	New Accounting Pronouncements – In March 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

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

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

3.	ASSET SALE AND DEBT SUBJECT TO EQUITY BEING ISSUED

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of August 31, 2016 and May 31, 2016.

As of August 31, 2016 and May 31, 2016, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of August 31, 2016 and May 31, 2016, accounts payable and accrued expenses consist of the following amounts:

	August 31,	May 31,
	2016	2016
	(Unaudited)

Accounts payable	$920,887	$782,654
Accrued interest payable	125,686	116,035
Accrued payroll	4,966	28,320
Accrued other	95,615	95,373
	$1,147,154	$1,022,382

5.	NOTES PAYABLE, RELATED PARTY PAYABLES AND DEBT SUBJECT TO EQUITY BEING ISSUED

Notes Payable

Notes payable transactions include the following:

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

FY 2017 (Year Ended May 31, 2017):

In August 2016 the Company issued a promissory note in the amount of $150,000 with a maturity date in January 2017. The loan bears interest at 10% per annum compounded quarterly.

6.	STOCKHOLDERS’ DEFICIENCY

FY 2016 (Year Ended May 31, 2016):

a.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

b.	For the period June 1, 2015 through May 31, 2016, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000. These shares were issued in July and August 2015.

c.	On January 8, 2016 the Company issued 50,000 shares as part of a debt conversion and refinance whereby $130,000 of note principle and accrued interest of $11,332 were extinguished and a new note of $100,000 was issued.

d.	On February 23, 2016, we entered into a consulting agreement with. LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

e.	On April 22, 2016, the Company issued 675,000 shares of common stock to its key employees, including 500,000 shares to its chairman/chief executive officer, for services rendered to the Company in fiscal 2016. The shares were valued at $0.51 per share. The value of the shares totaling $344,250 was charged as stock compensation in fiscal 2016.

f.	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. As a result of management's evaluation, the intangible asset was deemed impaired and thus fully written off to selling, general and administrative expense of the income statement.

FY 2017 (Year Ended May 31, 2017):

There were no issuances of common stock during the period ended August 31, 2016.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”.

A. Options

The Company issued options to purchase an aggregate of 4,100,000 shares of the Company’s common stock in the year ended May 31, 2016, 2,100,000 of which were granted outside of the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). There were no options granted during the three months ended August 31, 2016.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	1,012,500	$1.20
Granted	4,100,000	0.94
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2016	5,112,500	$0.99

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	3,937,986	$1.45
Granted	1,288,001	1.78
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2016	5,225,987	$1.53

Issuances of warrants to purchase shares of the Company's common stock were as follows:

FY 2016 (Year Ended May 31, 2016):

•	As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,334 shares of the Company's common stock under the PPO.

•	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $ 1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $139,928 was charged as research and development.

•	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $18,471 was charged as consulting. See Note 11.

•	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 0.75; strike price $2.00; expected volatility 293%; risk free interest rate .93%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $124,000 was included in the cost of the intangible which was fully impaired as of May 31, 2016.

FY 2017 (Year Ended May 31, 2017):

There were no warrants granted during the three months ended August 31, 2016.

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

Revenue recognized under the Master Agreement amounted to $13,583 and $66,000 for the three months ended August 31, 2016 and 2015, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $-0- and $42,500 for the three months ended August 31, 2016 and 2015, respectively.

In March, 2015 the Company entered into a one-year agreement, with automatic one year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was approximately $60,000 for the three months ended August 31, 2016.

9.	COMMITMENTS

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

Rent expense for all locations including occupancy costs for the three months ended August 31, 2016 and 2015 was $22,777 and $10,766, respectively.

Consulting Agreements

None in the three months ended August 31, 2016.

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

Net Sales

Two customers accounted for 94% of net sales for the three ended August 31, 2016, as set forth below:

	Three months ended August 31,
	2016	2015

Customer 1	80%	60%
Customer 2	14%	40%

Accounts Receivable

Two customers accounted for 92% of the accounts receivable as of August 31, 2016, as set forth below:

	Three months ended
	August 31, 2016	May 31, 2016
	(Unaudited)
Customer 1	83%	83%
Customer 2	9%	11%

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the period.

12.	BUSINESS SEGMENT INFORMATION

As of August 31, 2016, the Company had two operating segments, Arkados and AES.

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

Information about segments is as follows:

	Arkados	AES	Consolidated

Three months ended August 31, 2016
Revenues	$76,883	$347,604	$424,487
Loss from operations	$(104,448)	$(172,875)	$(277,323)

Three months ended August 31, 2015
Revenues	$106,836	$80,410	$187,246
Loss from operations	$(257,737)	$(263,048)	$(520,785)

Total assets
August 31, 2016	$142,306	$380,335	$522,641

May 31, 2016	$236,797	$347,846	$584,643

13.	SUBSEQUENT EVENTS

On September 15, 2016, the Company entered into two consulting agreements with two consultants, pursuant to which the Company agreed to issue 200,000 shares of common stock to each consultant in exchange for certain consulting services.

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

Arkados Group, Inc., through its subsidiaries (together, the “Company”), is a global provider of scalable and interoperable Internet of Things solutions focused on industrial automation and energy management. We execute our business as a software developer, system integrator and services business focused on developing unique, cutting-edge solutions that enable machine to machine communications with specific applications for Smart Lighting, Smart Factory and Smart Building. Additionally, we work with commercial property owners and managers to optimize energy efficiency in their facilities through various energy conservation measure, such as LED lighting retrofits, oil-to-natural gas boiler conversions, solar PV system installations and co-generation system installation. Ultimately, we utilize our technology solutions to deliver full featured products that help our customers to maximize their return on investment and reduce their energy consumption.

We remain engaged in the process of seeking settlements with certain of our unsecured creditors from the periods prior to the sale of certain of our assets to STMicroelectronics in December 2010 (the "Asset Sale").

We have executed several agreements that have enabled us to provide the services contemplated in the industrial automation industry. Although we have begun to generate revenue from operations of our Arkados, Inc. subsidiary, this revenue is not sufficient to meet our monthly operating expenses and we remain dependent on outside sources of financing to fund our operations. There is no assurance that we will be able to secure any amount of investment for this or any other purpose. If we are unable to obtain financing, we may be forced to limit or cease our operations.

We effected a reverse 1-for-30 split of our common stock on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

Corporate Background

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation and Arkados Energy Solutions, LLC (“AES”), a Delaware limited liability company. Arkados, Inc. and AES combine to create opportunities to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

Following the Asset Sale, the Company shifted its focus towards development of a universal platform that provides software solutions for Internet of Things applications primarily in the areas of energy management, health care, smart industrial machines and smart factory.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2016 AND 2015.

For the Three Months Ended August 31, 2016

	Arkados	AES	Total
Revenue	$76,883	$347,604	$424,487
Cost of Sales	-	380,009	380,009
Gross Profit	76,883	(32,405)	44,478
Gross Profit Percentage	100%	-9%	10%

Operating Expenses	181,331	140,470	321,801
Operating Income (Loss)	(104,448)	(172,875)	(277,323)
Other income (expenses)	(9,651)	-	(9,651)

Income (loss) before benefit from income taxes	$(114,099)	$(172,875)	$(286,974)

For the Three Months Ended August 31, 2015

	Arkados	AES	Total
Revenue	$106,836	$-	$106,836
Cost of Sales	-	-	-
Gross Profit	106,836	-	106,836
Gross Profit Percentage	100%	0%	100%

Operating Expenses	364,573	263,048	627,621
Operating Income (Loss)	(257,737)	(263,048)	(520,785)
Other income (expenses)	(7,976)	-	(7,976)

Income (loss) before benefit from income taxes	$(265,713)	$(263,048)	$(528,761)

Variance

	Arkados	AES	Total
Revenue	$(29,953)	$347,604	$317,651
Cost of Sales	-	380,009	380,009
Gross Profit	(29,953)	(32,405)	(62,358)
Gross Profit Percentage	0%	-9%	-90%

Operating Expenses	(183,242)	(122,578)	(305,820)
Operating Income (Loss)	153,289	90,173	243,462
Other income (expenses)	(1,675)	-	(1,675)

Income (loss) before benefit from income taxes	$151,614	$90,173	$241,787

Revenue for the three months ended August 31, 2016 increased by $317,651 mainly due to increased revenue from our AES segment. This revenue is derived mainly from the installation of LED lighting retrofit services.

Gross profit for the three months ended August 31, 2016 decreased by $62,358 mainly due to lower margins for a particular job and reduced sales in the Arkados segment offset by increased sales in the AES segment.

We are highly dependent on a small number of customers. For the three months ended August 31, 2016, two customers accounted for 94% of our revenue. For the three months ended August 31, 2015, two customers accounted for 100% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

As of August 31, 2016, two customers held 92% of our accounts receivable. Two customers held 94% of our accounts receivable as of May 31, 2016.

Income from operations for the three months ended August 31, 2016 increased by $243,462 over the same period in 2015, mainly due to increased revenue.

Interest expense on our existing debt for the three months ended August 31, 2016 and 2015 was $9,651 and $7,414, respectively.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in by the private placement of convertible debt securities. We do not have any significant sources of revenue or recurring profits from our operations. We may be unable to raise additional working capital through sales of our equity and debt securities. Through August 31, 2016, we have depended, in substantial part, upon loans from investors evidenced by convertible notes, and there are no assurances that investors will make any additional loans to us, in which case we may not be able to continue as a going concern.

As of August 31, 2016, we had cash of $5,656 as compared to $56,172 as of May 31, 2016.

Operating Activities

Operating activities used $200,516 in cash for the three months ended August 31, 2016, compared to $447,372 for the three months ended August 31, 2015. The decrease in cash was primarily attributable to funding our operations for the period.

Investing Activities

For the three months ended August 31, 2016 and August 31, 2015, net cash used in investing activities was $-0-.

Financing Activities

For the three months ended August 31, 2016, net cash provided by financing activities was $150,000, compared to $503,000 for the three months ended August 31, 2015. The Company received proceeds of $150,000 for a short-term note due January 15, 2017.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 31, 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies are limited to equity based transactions or convertible debt instruments. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended May 31, 2016.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended August 31, 2016

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended August 31, 2016. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. Our Chief Executive Officer is currently seeking to retain a full-time chief financial officer and to put in place additional compensating levels of controls to provide for greater segregation of duties. As of the date of this quarterly report, however, we have not employed a separate chief financial officer, and the chief executive officer continues to act as our Principal Accounting Officer.

There has been no significant change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change in any of the matters set forth in Item 3 of our annual report on Form 10-K for the fiscal year ended May 31, 2016 and no new litigation commenced since the filing of our most recent annual report on Form 10-K that would be required to be disclosed in response to this Item.

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2016 which could materially affect our business, financial condition or future results. There have been no other material changes during the fiscal quarter ended August 31, 2016 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

31.1	Certification of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14a and Rule 15d-14a.

32.1	Certificate of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Labeled Document
101.PRE	XBRL Taxonomy Extension Presentation Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: October 14, 2016

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

