Form 10-Q
period 2016-11-30
ARKADOS GROUP, INC.
filed 2017-01-23
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   November 30, 2016

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

The number of the registrant’s shares of common stock outstanding as of January 17, 2017 was 13,843,167.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended November 30, 2016

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

The information contained in this report, except as specifically dated, is as of November 30, 2016.

3

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of November 30, 2016 (unaudited) and May 31, 2016	F - 2

Condensed Consolidated Statements of Operations for the Three and Six Months ended November 30, 2016 and 2015 (unaudited)	F - 3

Condensed Consolidated Statements of Cash Flows for the Six Months ended November 30, 2016 and 2015 (unaudited)	F - 4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F - 5 to F - 17

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2016	May 31, 2016
	(Unaudited)
ASSETS
Current Assets:
Cash	$211,265	$56,172
Accounts receivable	21,621	192,100
Inventory	81,036	120,410
Prepaid expenses and other current assets	78,197	187,935
Total Current Assets	392,119	556,617

Property and equipment, net	7,115	7,642
Intangible assets, net	10,000	-
Security deposit	20,384	20,384

Total Assets	$429,618	$584,643

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$1,060,327	$1,022,382
Deferred revenue	274,100	260,637
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	68,576	40,000
Notes payable	445,832	295,832
Total Current Liabilities	2,368,847	2,138,863

Long-term convertible debt, net of debt discount	18,456	-
Total Liabilities	2,387,303	2,138,863

Commitments and contingencies	-	-

Stockholders' Deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 13,843,167 and 13,373,167 shares issued and outstanding, respectively	1,384	1,337
Additional paid-in capital	42,037,995	41,645,382
Accumulated deficit	(43,997,064)	(43,200,939)
Total Stockholders' Deficiency	(1,957,685)	(1,554,220)

Total Liabilities and Stockholders' Deficiency	$429,618	$584,643

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the six months ended
	November 30, 2016	November 30, 2015	November 30, 2016	November 30, 2015

Sales	$389,676	$815,219	$814,163	$922,055

Cost of sales	258,756	534,989	638,765	534,989

Gross Profit	130,920	280,230	175,398	387,066

Operating Expenses:
Selling and general and administrative	593,446	781,063	906,387	1,310,255
Research and development	41,410	185,778	50,270	284,207

Total Operating Expenses	634,856	966,841	956,657	1,594,462

Loss From Operations	(503,936)	(686,611)	(781,259)	(1,207,396)

Other Income (Expenses):

Interest expense	(11,072)	(8,044)	(20,723)	(15,458)
Gain on settlement of liability	17,648	-	17,648	-
Foreign currency transaction loss	-	(569)	-	(1,131)

Total Other Expense	(6,576)	(8,613)	(3,075)	(16,589)

Loss Before Provision for Income Taxes	(497,360)	(695,224)	(784,334)	(1,223,985)

Provision for income taxes	(11,791)	-	(11,791)	-

Net Loss	$(509,151)	$(695,224)	$(796,125)	$(1,223,985)

Loss per Common Share - Basic and Diluted	$(0.04)	$(0.06)	$(0.06)	$(0.10)

Weighted Average Shares Outstanding - Basic and Diluted	13,728,834	12,081,500	13,549,046	11,942,374

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	November 30, 2016	November 30, 2015
Cash Flows From Operating Activities:
Net loss	$(796,125)	$(1,223,985)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on settlement of liability	(17,648)	-
Stock based compensation	-	293,122
Issuance of warrants for services	-	158,399
Depreciation	527	264
Amortization of debt discount	7,692	-
Issuance of common stock for services	268,000	-

Changes in operating assets and liabilities:
Accounts receivable	170,479	(1,498)
Inventory	39,374	(137,431)
Prepaid expenses and other current assets	109,738	(8,307)
Security deposits	-	(18,510)
Accounts payable and accrued expenses	55,592	305,126
Deferred revenue	13,463	(70,753)
Net Cash Used In Operating Activities	(148,907)	(703,573)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(8,432)
Purchases of software	(10,000)	-

Net Cash Used In Investing Activities	(10,000)	(8,432)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	503,000
Proceeds from short-term note	150,000	-
Proceeds from convertible debt issuance	164,000	-
Net Cash Provided By Financing Activities	314,000	503,000

Net Increase (Decrease) In Cash	155,093	(209,005)
Cash - Beginning of period	56,172	234,994
Cash - End of period	$211,265	$25,989

Supplemental Cash Flow Information:
Non Cash Investing and Financing Activities
Common stock issued for accrued stock based compensation	$-	$250,833
Stock options issued for accrued stock based compensation	$-	$1,622,778
Original issue discount in connection with convertible debt issued	$18,500	$-
Deferred finance costs in connection with convertible debt issued	$6,000	$-
Debt discount in connection with restricted shares issued with convertible debt	$50,130	$-
Beneficial conversion feature in connection with convertible debt issued	$74,530	$-

Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SIX MONTHS ENDED NOVEMBER 30, 2016 and 2015

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

The accompanying condensed consolidated financial statements as of November 30, 2016 (unaudited) and May 31, 2016 and for the three and six months ended November 30, 2016 and 2015 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2016 as disclosed in our annual report on Form 10-K for that year. The results of the three and six months ended November 30, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $44 million since inception, including a net loss of $796,125 for the six months ended November 30, 2016. Additionally, the Company still had both working capital and stockholders’ deficiencies at November 30, 2016 and May 31, 2016 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover our anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential bridge note funding, additional issuances of equity or other potential financing will provide the necessary funding for the Company to continue as a going concern.

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

d.	Cash and Cash Equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both November 30, 2016 and May 31, 2016.

e.	Accounts Receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At November 30, 2016 and May 31, 2016, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

	Three and six months ended
	November 30,
	2016	2015

Convertible notes	265,401	117,078
Stock options	5,112,500	3,012,500
Warrants	5,078,153	5,059,320

Potentially dilutive securities	10,456,054	8,188,898

h.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the three and six months ended November 30, 2016, 400,000 shares of the Company’s common stock were issued for consulting services amounting to $268,000 in stock based compensation. There were no additional issuances of warrants or options during the three and six months ended November 30, 2016.

Stock based compensation expense was $451,521 for the three months ended November 30, 2015 and $451,521 for the six months ended November 30, 2015.

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

j.	Inventory - Inventory, which consists of finished goods and work-in-process (“WIP”) of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at November 30, 2016 and May 31, 2016.

	November 30,	May 31,
	2016	2016
	(unaudited)

Finished goods	$60,012	$60,012
Work-in-process (unbilled labor and consulting)	21,024	60,398
	$81,036	$120,410

k.	Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

l.	Research and Development –All research and development costs are expensed as incurred.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	Deferred Financing Costs-Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan.

o.	Convertible Instruments- The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.  Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

p.	Reclassifications - Certain reclassifications have been made to conform the prior period data to the current presentations. The Company has reclassified a $40,000 note payable to Convertible debt. This reclassification had no impact on reported results of operations.

q.	Recent Accounting Pronouncements -

In January 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash”. The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The Company is currently evaluating the impact of adopting this guidance.

In April 2016, the FASB issued ASU 2016 – 10 “Revenue from Contract with Customers: identifying Performance Obligations and Licensing”. The amendments in this Update clarify the two following aspects (a) contracts with customers to transfer goods and services in exchange for consideration and (b) determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time). The amendments in this Update are intended to reduce the degree of judgement necessary to comply with Topic 606. This guidance has no effective date as yet. The Company is currently evaluating the impact of adopting this guidance.

In March 2016, the FASB issued authoritative guidance regarding the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is to be applied for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. The guidance requires companies to apply the requirements retrospectively, modified retrospectively, or prospectively depending on the amendment(s) applied. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842).  This guidance will be effective for public entities for fiscal years beginning after December 15, 2018 including the interim periods within those fiscal years. Early application is permitted. Under the new provisions, all lessees will report a right-of-use asset and a liability for the obligation to make payments for all leases with the exception of those leases with a term of 12 months or less.  All other leases will fall into one of two categories: (i) Financing leases, similar to capital leases, which will require the recognition of an asset and liability, measured at the present value of the lease payments and (ii) Operating leases which will require the recognition of an asset and liability measured at the present value of the lease payments. Lessor accounting remains substantially unchanged with the exception that no leases entered into after the effective date will be classified as leveraged leases. For sale leaseback transactions, the sale will only be recognized if the criteria in the new revenue recognition standard are met. The Company is currently evaluating the impact of adopting this guidance.

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

In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)”. The amendments in this ASU defer the effective date of ASU 2014-09 “Revenue From Contracts With Customers (Topic 606)”. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is still evaluating the impact of adopting this guidance.

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of November 30, 2016 and May 31, 2016.

As of November 30, 2016 and May 31, 2016, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of November 30, 2016 and May 31, 2016, accounts payable and accrued expenses consist of the following amounts:

	November 30,	May 31,
	2016	2016
	(Unaudited)

Accounts payable	$814,018	$782,654
Accrued interest payable	136,758	116,035
Accrued payroll	11,612	28,320
Accrued other	97,939	95,373
	$1,060,327	$1,022,382

5.	NOTES PAYABLE,

Notes Payable

Notes payable transactions include the following:

FY 2016 (Year Ended May 31, 2016) Transactions:

In January 2016, the Company executed a promissory note for a loan in the principal amount of $60,000. The promissory note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017. The proceeds from this promissory note were used to partially repay two convertible notes as discussed below. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017.

On January 8, 2016, the Company entered into an Exchange Agreement with the noteholders of the certain 6% convertible notes (“Convertible Notes”) that were in default. On January 15, 2016, the Company applied the proceeds of the new promissory note together with the issuance of 50,000 shares of the Company’s common stock, to the payment of two outstanding Convertible Notes that were in default having the aggregate outstanding principal amount of $130,000.  In exchange for the payment and the shares, the holders of the outstanding Convertible Notes surrendered their notes, and the Company issued a new 6% Convertible Note to them in the original principal amount of $40,000 (“Reissued Note”).  The Reissued Note bears interest at the rate of 6% per year, compounded quarterly, and matured on December 31, 2016. In January 2017, the Company agreed to extend the maturity date of the Reissued Note to March 31, 2017. At any time during the term of the Reissued Note, the holders have the right to convert any unpaid portion of the Reissued Note and accrued interest into shares of common stock at an original conversion price of $1.20 per share. The Company has evaluated the conversion terms and determined that a beneficial conversion feature is not applicable for this exchange transaction. The holders further agreed that their extension of the maturity of the outstanding Convertible Notes had been effective from October 31, 2015 until January 15, 2016.

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000. The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay two Convertible Notes as discussed above. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017.

FY 2017 (Year Ended May 31, 2017):

In August 2016 the Company issued a promissory note in the amount of $150,000 with a maturity date in January 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017.

On October 28, 2016 the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an Original Issue Discount (“OID”) of $3,500) with a maturity date of January 30, 2017. The debenture is convertible only upon default after January 30, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly the Company recorded debt discount of $11,793 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight line basis over the term of the loan and amounted to $5,369 as of November 30, 2016. Net discount and net loan balance amounted to $9,924 and $28,576 respectively, as of November 30, 2016 and is recorded in convertible debentures.

Long term convertible debenture:

On November 11, 2016 the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s Convertible Debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% Original Issue Discount (“OID”) of $50,000). The Debentures are to be issued in three tranches. On November 11, 2016 the Company issued the first of three debentures amounting to$150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default has occurred, or 150 days after the Issuance Date, the conversion price is the lesser of (a) $0.65 or (b) Sixty Five percent (65%) of the lowest closing bid price of the Common Stock for the twenty (20) Trading Days immediately preceding the date of the date of conversion of the debentures. Accounting for derivatives will be evaluated after 150 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an original issue discount of $15,000 and deferred finance cost of $6,000. As of November 30, 2016, total straight line amortization for these transactions amounted to $2,323 which resulted in a net discount of $131,544 and a net loan balance of $18,456 classified as long term debt.

6.	STOCKHOLDERS’ DEFICIENCY

FY 2016 (Year Ended May 31, 2016):

a.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

b.	For the period June 1, 2015 through May 31, 2016, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000. These shares were issued in July and August 2015.

c.	On January 8, 2016 the Company issued 50,000 shares as part of a debt conversion and refinance whereby $130,000 of note principle and accrued interest of $11,332 were extinguished and a new note of $100,000 was issued.

d.	On February 23, 2016, we entered into a consulting agreement with. LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

e.	On April 22, 2016, the Company issued 675,000 shares of common stock to its key employees, including 500,000 shares to its chairman/chief executive officer, for services rendered to the Company in fiscal 2016. The shares were valued at $0.51 per share. The value of the shares totaling $344,250 was charged as stock compensation in fiscal 2016.

f.	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. As a result of management's evaluation, the intangible asset was deemed impaired and thus fully written off to selling, general and administrative expense of the income statement.

FY 2017 (Year Ended May 31, 2017):

a.	On October 13, 2016, the Company issued 400,000 shares of its common stock for consulting services to two consulting firms. The shares were valued at $0.67 at the time resulting in $268,000 in stock based compensation.

b.	On October 28, 2016, the Company issued 20,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 5).

c.	On November 11, 2016, the Company issued 50,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 5).

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”.

A. Options

The Company issued options to purchase an aggregate of 4,100,000 shares of the Company’s common stock in the year ended May 31, 2016, 2,100,000 of which were granted outside of the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). There were no options granted during the three or six months ended November 30, 2016.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	1,012,500	$1.20
Granted	4,100,000	0.94
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2016	5,112,500	$0.99

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	3,937,986	$1.45
Granted	1,288,001	1.78
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	-	-
Exercised	-	-
Expired or cancelled	(147,833)	3.43
Outstanding at November 30, 2016	5,078,153	$1.48

Issuances of warrants to purchase shares of the Company's common stock were as follows:

FY 2016 (Year Ended May 31, 2016):

a	As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,334 shares of the Company's common stock under the PPO.

b	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $ 1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $139,928 was charged as research and development.

c	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $18,471 was charged as consulting. See Note 11.

d	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $ 0.75; strike price $2.00; expected volatility 293%; risk free interest rate .93%; dividend rate 0%; and expected term 3years. The value of the warrant totaling $124,000 was included in the cost of the intangible which was fully impaired as of May 31, 2016.

FY 2017 (Year Ended May 31, 2017):

There were no warrants granted during the three or six months ended November 30, 2016.

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

Revenue recognized under the Master Agreement amounted to $8,764 and $14,793 for the three and six months ended November 30, 2016, respectively. Revenue recognized under the Master Agreement amounted to $52,000 and $118,000 for the three and six months ended November 30, 2015, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $0 for both the three and six months ended November 30, 2016 and $65,000 and $107,000 for the three and six months ended November 30, 2015, respectively.

In March 2015, the Company entered into a one-year agreement, with automatic one year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was $0 and $60,000 for the three and six months ended November 30, 2016, respectively.

9.	COMMITMENTS

Leases

Effective October 1, 2014 as amended on January 15, 2015, the Company entered a lease for its office space at a total monthly rental of $1,874. The lease expired on January 15, 2016. The Company renewed this lease until January 15, 2017 at a monthly rental of $2,034. In January 2017, the Company renewed this lease until January 15, 2018, with an option to renew for one additional year upon its expiration.

Our AES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes for the premises.

Rent expense for all locations including occupancy costs for the three months ended November 30, 2016 and 2015 was $20,929 and 21,445, respectively. Rent expense for all locations including occupancy costs for the six months ended November 30, 2016 and 2015 was $43,706 and 32,211, respectively.

Consulting Agreements

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

Net Sales

Two customers accounted for 86% and 62% of net sales for the three months ended November 30, 2016 and 2015, respectively, as set forth below:

	Three months ended November 30,
	2016	2015

Customer 1	74%	36%
Customer 2	12%	26%

Two customers accounted for 83% and 54% of net sales for the six months ended November 30, 2016 and 2015 respectively, as set forth below:

	Six months ended November 30,
	2016	2015

Customer 1	59%	31%
Customer 2	24%	23%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of November 30, 2016, as set forth below:

	November 30, 2016	May 31, 2016
	(Unaudited)
Customer 1	52%	83%
Customer 2	48%	11%

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the period.

12.	BUSINESS SEGMENT INFORMATION

As of November 30, 2016, the Company had two operating segments, Arkados and Arkados Energy Solutions (AES).

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

Information about segments is as follows:

	Arkados	AES	Consolidated

Three months ended November 30, 2016
Revenues	$12,064	$377,612	$389,676
Income (loss) from operations	$(511,010)	$27,074	$(503,936)

Three months ended November 30, 2015
Revenues	$175,457	$639,762	$815,219
Loss from operations	$(254,067)	$(432,544)	$(686,611)

Six months ended November 30, 2016
Revenues	$88,947	$725,216	$814,163
Loss from operations	$(615,458)	$(165,803)	$(781,261)

Six months ended November 30, 2015
Revenues	$282,293	$639,762	$922,055
Loss from operations	$(511,804)	$(695,592)	$(1,207,396)

Total assets
November 30, 2016	$174,997	$254,621	$429,618

May 31, 2016	$236,797	$347,846	$584,643

13.	SUBSEQUENT EVENTS

On December 31, 2016, the Company entered into a settlement agreement with one of its vendors, pursuant to which the Company agreed to issue the vendor an aggregate of 33,596 shares of its common stock in exchange for the cancellation of its outstanding invoice of $20,158 for services rendered.

On December 13, 2016 the Company entered into a one year consulting agreement for financial advice. As compensation for services the Company will issue 50,000 shares of restricted common stock upon execution of the agreement.

On January 2017, the Company executed multiple amendments to extend the maturity date of certain promissory notes with an aggregate principal amount of $270,000, to March 31, 2017. The Company also entered into an agreement to extend its lease for its office space for an additional year.

On January 19, 2017, the Company entered into a settlement agreement with one of its former service providers, pursuant to which the Company agreed to issue the service provider an aggregate of 175,000 shares of its common stock in exchange for the cancellation of its outstanding invoice of $94,617.00 for services rendered.

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

We effected a reverse 1-for-30 split of our common stock (‘‘Common Stock’') on March 18, 2015 and also amended our bylaws, both of which were approved by our shareholders. More information on these actions may be reviewed in our Information Statement filed with the Securities and Exchange Commission (“SEC”) on February 24, 2015.

Corporate Background

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”) and Arkados Energy Solutions, LLC (“AES”), a Delaware limited liability company. Arkados, Inc. and AES combine to create opportunities to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

Following the Asset Sale, the Company shifted its focus towards development of a universal platform that provides software solutions for Internet of Things applications primarily in the areas of energy management, health care, smart industrial machines and smart factory.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2016 AND 2015.

For the Three Months Ended November 30, 2016
	Arkados	AES	Total
Revenue	$12,064	$377,612	$389,676
Cost of Sales	-	258,756	258,756
Gross Profit	12,064	118,856	130,920
Gross Profit Percentage	100%	31%	34%

Operating Expenses	523,074	111,782	634,856
Operating Income (Loss)	(511,010)	7,074	(503,936)
Other income (expenses)	6,576	-	6,576
Income (loss) before benefit from income taxes	$(504,434)	$7,074	$(497,360)

For the Three Months Ended November 30, 2015
	Arkados	AES	Total
Revenue	$175,457	$639,762	$815,219
Cost of Sales	3,000	531,989	534,989
Gross Profit	172,457	107,773	280,230
Gross Profit Percentage	98%	0%	34%

Operating Expenses	426,524	540,317	966,841
Operating Income (Loss)	(254,067)	(432,544)	(686,611)
Other income (expenses)	(8,613)	-	(8,613)
Income (loss) before benefit from income taxes	$(262,680)	$(432,544)	$(695,224)

Variance
	Arkados	AES	Total
Revenue	$(163,393)	$(262,150)	$(425,543)
Cost of Sales	(3,000)	(273,233)	(276,233)
Gross Profit	(160,393)	11,083	(149,310)
Gross Profit Percentage	2%	31%	-1%

Operating Expenses	96,550	(428,535)	(331,985)
Operating Income (Loss)	(256,943)	439,618	182,675
Other income (expenses)	15,189	-	15,189
Income (loss) before benefit from income taxes	$(241,754)	$439,618	$197,864

For the Six Months Ended November 30, 2016
	Arkados	AES	Total
Revenue	$88,947	$725,216	$814,163
Cost of Sales	-	638,765	638,765
Gross Profit	88,947	86,451	175,398
Gross Profit Percentage	100%	12%	22%

Operating Expenses	704,405	252,252	956,657
Operating Income (Loss)	(615,458)	(165,801)	(781,259)
Other income (expenses)	(3,075)	-	(3,075)
Income (loss) before benefit from income taxes	$(618,533)	$(165,801)	$(784,334)

For the Six Months Ended November 30, 2015
	Arkados	AES	Total
Revenue	$282,293	$639,762	$922,055
Cost of Sales	3,000	531,989	534,989
Gross Profit	279,293	107,773	387,066
Gross Profit Percentage	99%	17%	42%

Operating Expenses	791,097	803,365	1,594,462
Operating Income (Loss)	(511,804)	(695,592)	(1,207,396)
Other income (expenses)	(16,589)		(16,589)
Income (loss) before benefit from income taxes	$(528,393)	$(695,592)	$(1,223,985)

Variance
	Arkados	AES	Total
Revenue	$(193,346)	$85,454	$(107,892)
Cost of Sales	(3,000)	106,776	103,776
Gross Profit	(190,346)	(21,322)	(211,668)
Gross Profit Percentage	1%	12%	-20%

Operating Expenses	(86,692)	(551,113)	(637,805)
Operating Income (Loss)	(103,654)	529,790	443,785
Other income (expenses)	13,514	-	13,514
Income (loss) before benefit from income taxes	$(90,140)	$529,791	$439,651

Revenue for the three and six months ended November 30, 2016 decreased by $425,543 and $107,892, respectively, mainly due to decreased revenue recognized from our AES segment. This revenue is derived mainly from the installation of LED lighting retrofit services.

Gross profit for the three and six months ended November 30, 2016 decreased by $149,310 and $211,668, respectively, mainly due to reduced recognized revenue in our AES segment and reduced sales in the Arkados segment.

We are highly dependent on a small number of customers. For the three months ended November 31, 2016, two customers accounted for 86% of our revenue. For the three months ended November 30, 2015, two customers accounted for 62% of our revenue.

For the six months ended November 30, 2016 and 2015, two customers accounted for 83% and 54% of our revenue, respectively.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

As of November 30, 2016, two customers held 100% of our accounts receivable. Two customers held 94% of our accounts receivable as of May 31, 2016.

Loss from operations for the three and six months ended November 30, 2016 decreased by $182,675 and $426,137, respectively over the same period in 2015, mainly due to increased cost of sales margins and reduced operating expenses in our AES segment.

Interest expense on our existing debt for the three months ended November 30, 2016 and 2015 was $11,072 and $8,044, respectively.

Interest expense on our existing debt for the six months ended November 30, 2016 and 2015 was $20,723 and $15,458, respectively.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in by the private placement of convertible debt securities. We do not have any significant sources of revenue or recurring profits from our operations. We may be unable to raise additional working capital through sales of our equity and debt securities. Through November 30, 2016, we have depended, in substantial part, upon loans from investors evidenced by convertible notes, and there are no assurances that investors will make any additional loans to us, in which case we may not be able to continue as a going concern.

As of November 30, 2016, we had cash of $211,265 as compared to $56,172 as of May 31, 2016.

Operating Activities

Operating activities used $148,907 in cash for the six months ended November 30, 2016, compared to $703,573 for the six months ended November 30, 2015. The decrease in cash was primarily attributable to funding our operations for the period.

Investing Activities

For the six months ended November 30, 2016, $10,000 net cash was used in investing activities for the purchase of software. For the six months ended November 30, 2015, net cash used in investing activities was $8,432 to purchase office furniture.

Financing Activities

For the six months ended November 30, 2016, net cash provided by financing activities was $314,000, compared to $503,000 for the six months ended November 30, 2015. The Company received proceeds of $150,000 for a short-term note due January 15, 2017 and $164,000 from two convertible debt issuances due November 2019 and January 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended November 30, 2016.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended November 30, 2016. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. Our chief executive officer is currently seeking to retain a full-time chief financial officer and to put in place additional compensating levels of controls to provide for greater segregation of duties. As of the date of this quarterly report, however, we have not employed a separate chief financial officer, and the chief executive officer continues to act as our principal accounting officer.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2016 which could materially affect our business, financial condition or future results. There have been no other material changes during the fiscal quarter ended November 30, 2016 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On October 13, 2016, the Company issued 400,000 shares of its Common Stock for consulting services to two consulting firms. The shares were valued at $0.67 at the time resulting in $268,000 in stock based compensation.  The issuances of shares of our Common Stock to the consultants was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultants bears a legend restricting its transferability.

On October 28, 2016, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an Original Issue Discount (“OID”) of $3,500) with a maturity date of January 30, 2017. The debenture is convertible only upon default after January 30, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of Common Stock upon to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the investor bears a legend restricting its transferability.

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company's Convertible Debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and OID of $50,000) (the "Debenture"). On November 11, 2016 the Company issued the first of three debenture tranches amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The Debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default occurs. If an event of default has occurred, or 150 days after the issuance date, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the Company's Common Stock for the 20 consecutive trading days immediately preceding the date of the date of conversion of the Debentures. As additional consideration, the Company issued 50,000 shares of its Common Stock upon execution of this agreement. The issuances of the Debenture and shares of our Common Stock to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the investor bears a legend restricting its transferability.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits.

4.1	Form of Convertible Note due January 30, 2017.

4.2	Amendment to Convertible Promissory Note Number 2016-1.

4.3	Form of Amendment to Certain Promissory Notes to be due March 31, 2017.

10.1	Securities Purchase Agreement by and between the Company and a certain accredited investor dated October 28, 2016.

10.2	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016.

31.1	Certification of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14a and Rule 15d-14a.

32.1	Certificate of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to 18 U.S.C. Section 1350.

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
Dated: January 23, 2017

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

