Form 10-Q
period 2017-02-28
ARKADOS GROUP, INC.
filed 2017-04-21
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED:   FEBRUARY 28, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐    No ☒

The number of the registrant’s shares of common stock outstanding as of April 19, 2017 was 14,136,763.

ARKADOS GROUP, INC.

Quarterly Report on Form 10-Q

Quarter Ended February 28, 2017

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

The information contained in this report, except as specifically dated, is as of February 28, 2017.

3

PART I. FINANCIAL INFORMATION

Page

Item 1. Financial Statements

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of February 28, 2017 (unaudited) and May 31, 2016	F - 2

Condensed Consolidated Statements of Operations for the Three and Nine Months ended February 28, 2017 and February 29, 2016 (unaudited)	F - 3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended February 28, 2017 and February 29, 2016 (unaudited)	F - 4

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	F - 5 to F - 16

F - 1

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2017	May 31, 2016
	(Unaudited)
ASSETS

Current Assets:
Cash	$10,426	$56,172
Accounts receivable	12,001	192,100
Inventory	61,811	120,410
Prepaid expenses and other current assets	122,662	187,935
Total Current Assets	206,900	556,617

Property and equipment, net	6,851	7,642
Intangible assets, net	10,000	-
Security deposit	20,384	20,384

Total Assets	$244,135	$584,643

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	$906,479	$1,022,382
Deferred revenue	-	260,637
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	124,907	40,000
Notes payable	445,832	295,832
Total Current Liabilities	1,997,230	2,138,863

Long-term convertible debt, net of debt discount	29,458	-

Total Liabilities	2,026,688	2,138,863

Stockholders' Deficiency:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 14,136,763 and 13,373,167 shares issued and outstanding, respectively	1,414	1,337
Additional paid-in capital	42,484,648	41,645,382
Accumulated deficit	(44,268,615)	(43,200,939)
Total Stockholders' Deficiency	(1,782,553)	(1,554,220)

Total Liabilities and Stockholders' Deficiency	$244,135	$584,643

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

F - 2

ARKADOS GROUP, INC AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended		For the nine months ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

Sales	$263,800	$749,083	$1,077,963	$1,671,138

Cost of sales	51,360	372,021	690,125	907,010

Gross Profit	212,440	377,062	387,838	764,128

Operating Expenses:
Selling and general and administrative	305,254	282,292	1,211,642	1,592,547
Research and development	14,462	26,510	64,732	310,717
Total Operating Expenses	319,716	308,802	1,276,374	1,903,264

Income (loss) From Operations	(107,276)	68,260	(888,536)	(1,139,136)

Other Income (Expenses):
Interest expense	(25,474)	(7,013)	(46,197)	(22,471)
Gain (Loss) on settlement of liability	(138,228)	-	(120,580)	-
Loss on translation adjustments	-	-	-	(1,131)
Total Other Expense	(163,702)	(7,013)	(166,777)	(23,602)

Loss Before Provision for Income Taxes	(270,978)	61,247	(1,055,313)	(1,162,738)

Provision for income taxes	(572)	-	(12,363)	-

Net Income (Loss)	$(271,550)	$61,247	$(1,067,676)	$(1,162,738)

Income (Loss) per Common Share - Basic and Diluted	$(0.02)	$0.01	$(0.08)	$(0.10)

Weighted Average Shares Outstanding - Basic and Diluted	13,998,191	12,106,225	12,034,512	11,996,792

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

F - 3

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	February 28, 2017	February 29, 2016
Cash Flows From Operating Activities:
Net loss	$(1,067,675)	$(1,162,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	-	293,122
Gain on settlement of liability	120,580	-
Issuance of warrants for services	-	158,399
Depreciation	791	527
Amortization of debt discount	51,308	-
Issuance of common stock for inducement	14,398	-
Issuance of common stock for services	323,000	-
Changes in operating assets and liabilities:
Accounts receivable	180,099	(76,298)
Inventory	58,599	59,835
Prepaid expenses and other current assets	65,272	1,882
Security deposits	-	(18,510)
Accounts payable and accrued expenses	16,519	233,967
Deferred revenue	(260,637)	(181,022)
Accrued income tax benefits	-	-
Net Cash Used In Operating Activities	(497,746)	(690,836)

Cash Flows From Investing Activities:
Purchases of property and equipment	-	(8,432)
Purchases of software	(10,000)	-
Net Cash Used In Investing Activities	(10,000)	(8,432)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	503,000
Proceeds from related party advance	-	-
Proceeds from short-term note	150,000	-
Payment of debt	-	(60,000)
Proceeds from convertible debt issuance	312,000	60,000
Net Cash Provided By Financing Activities	462,000	503,000

Net Decrease In Cash	(45,746)	(196,268)

Cash - Beginning of Period	56,172	234,994

Cash - End of Period	$10,426	$38,726

Supplemental Cash Flow Information:
Non Cash Investing and Financing Activities
Common stock issued for accrued stock based compensation	$-	$250,833
Stock options issued for accrued stock based compensation	$-	$1,622,778
Common stock issued for debt exchange	$-	$41,332
Original issue discount in connection with convertible debt issued	$31,000	$-
Deferred finance costs in connection with convertible debt issued	$9,000	$-
Debt discount in connection with restricted shares issued with convertible debt	$64,529	$-
Beneficial conversion feature in connection with convertible debt issued	$184,416	$-

Cash paid for:
Interest paid	$-	$-
Income taxes paid	$-	$-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

F - 4

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED FEBRUARY 28, 2017 and 2016

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

The accompanying condensed consolidated financial statements as of February 28, 2017 (unaudited) and May 31, 2016 and for the three and nine months ended February 28, 2017 and February 29, 2016 (unaudited) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2016 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 28, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2017.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $44 million since inception, including a net loss of $1,067,675 for the nine months ended February 28, 2017. Additionally, the Company still had both working capital and stockholders’ deficiencies at February 28, 2017 and May 31, 2016 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

F - 5

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

d.	Cash and Cash Equivalents - The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both February 28, 2017 and May 31, 2016.

e.	Accounts Receivable - Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At February 28, 2017 and May 31, 2016, the Company determined that an allowance for doubtful accounts was not needed.

f.	Fair Value of Financial Instruments - The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

F - 6

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

	Three and nine months ended
	February 28,/29
	2017	2016

Convertible notes	470,319	84,059
Stock options	5,112,500	3,012,500
Warrants	5,125,987	5,059,320

Potentially dilutive securities	10,708,806	8,155,879

h.	Stock Based Compensation - In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. During the three months ended February 28, 2017, 208,596 shares of the Company’s common stock were issued to satisfy accounts payable obligations amounting to $253,003 in stock compensation. For the nine months ended February 28, 2017, 514,775 shares of the Company’s common stock were issued for accounts payable as mentioned above and 450,000 shares issued for consulting services amounting to $323,000 in stock based compensation. There were no additional issuances of warrants or options during the three and nine months ended February 28, 2017.

Stock based compensation expense was $0 for the three months ended February 29, 2016, and $451,521 for the nine months ended February 29, 2016.

i.	Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

j.	Inventory - Inventory, which consists of finished goods and work-in-process (“WIP”) of AES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at February 28, 2017 and May 31, 2016.

F - 7

	February 28,	May 31,
	2017	2016
	(unaudited)

Finished goods	$60,011	$60,011
Work-in-process (unbilled labor and consulting)	1,800	60,399
	$61,811	$120,410

k.	Property and Equipment – Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

l.	Research and Development –All research and development costs are expensed as incurred.

m.	Foreign Currency Transactions – The Company accounts for foreign currency translation pursuant to ASC 830. The functional currency of the Company is the United States dollar. Under ASC 830, all assets and liabilities denominated in foreign currencies are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. All transaction gains and losses from the measurement of monetary balance sheet items denominated in foreign currencies are reflected in the statement of operations as gain (loss) on foreign currency transactions.

n.	Deferred Financing Costs-Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan.

o.	Convertible Instruments- The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

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

F - 8

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

F - 9

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of February 28, 2017 and May 31, 2016.

As of February 28, 2017 and May 31, 2016, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

4.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of February 28, 2017 and May 31, 2016, accounts payable and accrued expenses consist of the following amounts:

	February 28,	May 31,
	2017	2016
	(Unaudited)

Accounts payable	$647,694	$782,654
Accrued interest payable	144,743	116,035
Accrued payroll	16,805	28,320
Accrued other	97,237	95,373
	$906,479	$1,022,382

5.	NOTES PAYABLE

Notes Payable

Notes payable transactions include the following:

FY 2016 (Year Ended May 31, 2016) Transactions:

In January 2016, the Company executed a promissory note for a loan in the principal amount of $60,000. The promissory note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017 (the “January Note“). The proceeds from the January Note were used to partially repay two convertible notes as discussed below. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to June 15, 2017.

F - 10

On January 8, 2016, the Company entered into an Exchange Agreement with the noteholders of two 6% convertible notes in the aggregate principle amount of $130,000 (collectively the “Convertible Notes”) that were in default. On January 15, 2016, the Company applied the proceeds of the 2016 Notes together with the issuance of 50,000 shares of the Company’s common stock, to the payment of the Convertible Notes.  In exchange for the payment and the shares, the holders of the Convertible Notes surrendered their notes, and the Company issued a new 6% Convertible Note to them in the original principal amount of $40,000 (“Reissued Note”).  The holders further agreed that their extension of the maturity of the Convertible Notes had been effective from October 31, 2015 until January 15, 2016. The Reissued Note bears interest at the rate of 6% per year, compounded quarterly, and matured on December 31, 2016. In January 2017, the Company and holder agreed to extend the maturity date of the Reissued Note to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. At any time during the term of the Reissued Note, the holders have the right to convert any unpaid portion of the Reissued Note and accrued interest into shares of common stock at an original conversion price of $1.20 per share. The Company has evaluated the conversion terms and determined that a beneficial conversion feature is not applicable for this exchange transaction.

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000 (collectively with the January Note, the “2016 Notes”). The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay the Convertible Notes as discussed above. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017.

FY 2017 (Year Ended May 31, 2017):

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017.

On October 28, 2016, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an Original Issue Discount (“OID”) of $3,500) with a maturity date of January 30, 2017. The debenture is convertible only upon default after January 30, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $11,793 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight line basis over the term of the loan and amounted to $15,293 as of February 28, 2017. Net discount and net loan balance amounted to $0 and $38,500 respectively, as of February 28, 2017 and is recorded in convertible debentures. On January 27, 2017, the Company and holder amended this promissory note to extend maturity date to March 31, 2017. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017.

On January 27, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an OID of $3,500) with a maturity date of March 31, 2017. The debenture is convertible only upon default after March 31, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $14,398 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $9,091 as of February 28, 2017. Net discount and net loan balance amounted to $8,807 and $29,693 respectively, as of February 28, 2017 and is recorded in convertible debentures. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017.

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $13,598 as of February 28, 2017. Net discount and net loan balance amounted to $108,286.81 and $16,713 respectively, as of February 28, 2017 and is recorded in convertible debentures.

Long term convertible debenture:

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 150 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of February 28, 2017, total straight line amortization for these transactions amounted to $13,326 which resulted in a net discount of $120,542 and a net loan balance of $29,458 classified as long term debt.

F - 11

6.	STOCKHOLDERS’ DEFICIENCY

FY 2016 (Year Ended May 31, 2016):

a.	On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

b.	For the period June 1, 2015 through May 31, 2016, 838,334 shares of common stock have been subscribed for under the PPO and the Company received proceeds of $503,000. These shares were issued in July and August 2015.

c.	On January 8, 2016, the Company issued 50,000 shares as part of a debt conversion and refinance whereby $130,000 of note principle and accrued interest of $11,332 were extinguished and a new note of $100,000 was issued.

d.	On February 23, 2016, we entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. We have agreed to pay for the services by issuing two tranches of 150,000 shares of our Common Stock each, with the second tranche becoming issuable only if we do not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, we issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

e.	On April 22, 2016, the Company issued 675,000 shares of common stock to its key employees, including 500,000 shares to its chairman/chief executive officer, for services rendered to the Company in fiscal 2016. The shares were valued at $0.51 per share. The value of the shares totaling $344,250 was charged as stock compensation in fiscal 2016.

f.	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. As a result of management's evaluation, the intangible asset was deemed impaired and thus fully written off to selling, general and administrative expense of the income statement.

FY 2017 (Year Ended May 31, 2017):

a.	On October 13, 2016, the Company issued 400,000 shares of its common stock for consulting services to two consulting firms. The shares were valued at $0.67 at the time resulting in $268,000 in stock based compensation.

b.	On October 28, 2016, the Company issued 20,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 5).

c.	On November 11, 2016, the Company issued 50,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 5).

d.	In December 2016, the Company issued 50,000 shares of common stock for consulting services valued at $55,000.

e.	In January 2017, the Company issued 15,000 valued at shares of common stock $14,398 to a noteholder as consideration for an inducement to amend the maturity date of a loan.

f.	In January 2017, the Company issued 20,000 shares of common stock as part of a promissory note entered into with an investor.

g.	On February 15, 2017, the Company issued 208,596 shares of its common stock as payment to satisfy accounts payable balances of two vendors totaling $253,003.

7.	STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation”.

A. Options

The Company issued options to purchase an aggregate of 4,100,000 shares of the Company’s common stock in the year ended May 31, 2016, 2,100,000 of which were granted outside of the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). There were no options granted during the three or nine months ended February 28, 2017.

F - 12

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	1,012,500	$1.20
Granted	4,100,000	0.94
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2017	5,112,500	$0.99

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2017:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices:	Options	In Years	Price	Exercisable

$0.60	2,300,000	4.72	$0.60	2,300,000
$1.00	700,000	1.63	$1.00	700,000
$1.20	1,562,500	7.83	$1.20	1,562,500
$2.00	550,000	5.33	$2.00	550,000
	5,112,500	5.32	$0.99	5,112,500

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

B. Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	3,937,986	$1.45
Granted	1,288,001	1.78
Exercised	-	-
Expired or cancelled	-	-
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	-	-
Exercised	-	-
Expired or cancelled	(147,833)	3.43
Outstanding at February 28, 2017	5,078,153	$1.57

Issuances of warrants to purchase shares of the Company's common stock were as follows:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		average	average
exercise	Number	remaining life	exercise	Number
prices	outstanding	in years	price	exercisable

$1.00	283,000	1.72	$1.00	283,000
$1.20	2,956,822	2.44	1.20	2,956,822
$2.00	1,838,331	1.32	2.00	1,838,331
	5,078,153	1.99	$1.57	5,078,153

FY 2016 (Year Ended May 31, 2016):

a	As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,334 shares of the Company's common stock under the PPO.

b	In November 2015, a warrant to purchase 250,000 shares of the Company's common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $139,928 was charged as research and development.

c	In November 2015, a warrant to purchase 33,000 shares of the Company's common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $18,471 was charged as consulting fees. See Note 11.

d	On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets in exchange for 166,667 shares of the Company's common stock and a warrant to purchase 166,667 shares of the Company's common stock at $2.00 per share. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $0.75; strike price $2.00; expected volatility 293%; risk free interest rate .93%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $124,000 was included in the cost of the intangible which was fully impaired as of May 31, 2016.

F - 13

FY 2017 (Year Ended May 31, 2017):

There were no warrants granted during the three or nine months ended February 28, 2017.

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three years from the grant date.

8.	LICENSE AGREEMENTS

Master Agreement – License of (“PEMS-SF”™)

On July 10, 2014, the Company entered into a Master Agreement to license our Process and Event Management System (“PEMS-SF”™) with Tatung Corporation (“Tatung”).

The basic fee generation structure of the Master Agreement allows for (1) a one-time licensing fee for each PEMS-SF-enabled stations or subsystems installed, (2) separate fees of up to 10% of the software fees for software updates, maintenance and technical support, (3) on-going service fees based on units of products manufactured utilizing PEMS-SF; and (4) an annual service fee for cloud-based services and data storage.

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

Revenue recognized under the Master Agreement amounted to $0 and $14,793 for the three and nine months ended February 28, 2017, respectively. Revenue recognized under the Master Agreement amounted to $31,300 for the three months ended February 29, 2016 and $169,300 for the nine months ended February 29, 2016.

Agreement – License of Meter Collar and Bridge Programmable Logic

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $0 for both the three and nine months ended February 28, 2017 and $31,300 and $169,300 for the three and nine months ended February 29, 2016, respectively.

In March 2015, the Company entered into a one-year agreement, with automatic one year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was $0 and $60,000 for the three and nine months ended February 28, 2017, respectively.

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

Rent expense for all locations including occupancy costs for the three months ended February 28, 2017 and February 29, 2016 was $20,929 and 31,611, respectively. Rent expense for all locations including occupancy costs for the nine months ended February 28, 2017 and February 29, 2016 was $64,850 and 32,211, respectively.

F - 14

Consulting Agreements

On September 15, 2016, the Company entered into two consulting agreements with two consultants, pursuant to which the Company agreed to issue 200,000 shares of common stock to each consultant in exchange for certain consulting services.

On December 13, 2016, the Company entered into a consulting agreement with a consultant, pursuant to which the Company agreed to issue 50,000 shares of common stock to each consultant in exchange for certain consulting services for twelve months.

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

Net Sales

One customer accounted for 88% of net sales for the three months ended February 28, 2017 and three customers accounted for 90% of net sales for the three months ended February 29, 2016, as set forth below:

	Three months ended February 28 / 29,
	2017	2016

Customer 1	88%	42%
Customer 2	-	29%
Customer 3	-	19%

Three customers accounted for 87% and 69% of net sales for the nine months ended February 28, 2017 and February 29, 2016 respectively, as set forth below:

	Nine months ended February 28 / 29,
	2017	2016

Customer 1	22%	36%
Customer 2	46%	20%
Customer 3	19%	13%

Accounts Receivable

Two customers accounted for 100% of the accounts receivable as of February 28, 2017, as set forth below:

	February 28, 2017	May 31, 2016
	(Unaudited)
Customer 1	94%	83%
Customer 2	6%	11%

11.	RELATED PARTY TRANSACTIONS

There were no related party transactions during the three and nine month period ending February 28, 2017.

F - 15

12.	BUSINESS SEGMENT INFORMATION

As of February 28, 2017, the Company had two operating segments, Arkados and AES.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company evaluates performance based primarily on income (loss) from operations

Information about segments is as follows:

	Arkados	AES	Consolidated

Three months ended February 28, 2017
Revenues	$(10,299)	$274,099	$263,800
Income (loss) from operations	$(209,696)	$102,420	$(107,276)

Three months ended February 29, 2016
Revenues	$260,590	$488,493	$749,083
Loss from operations	$91,279	$(23,019)	$68,260

Nine months ended February 28, 2017
Revenues	$78,648	$999,315	$1,077,963
Loss from operations	$(825,154)	$(63,382)	$(888,536)

Nine months ended February 29, 2016
Revenues	$542,883	$1,128,255	$1,671,138
Loss from operations	$(420,525)	$(718,611)	$(1,139,136)

Total assets
February 28, 2017	$130,661	$113,474	$244,135

May 31, 2016	$236,797	$347,846	$584,643

13.	SUBSEQUENT EVENTS

On March 1, 2017 the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor. Effectively March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017.

On March 3, 2017 the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“). The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note.

On March 7, 2017 the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor. On April 20, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to April 21, 2017.

On April 6, 2017 the Company entered into that certain Securities Purchase Agreement with four accredited investors, pursuant to which the Company agreed to issue an aggregate of 325,000 restricted shares of common stock and a warrant to purchase 325,000 shares of common stock at an exercise price of $1.00 per share in exchange for an aggregate of $195,000.

On April 20, 2017 the Company entered into that certain second amendment to convertible promissory note number 2016-1 with the holder, pursuant to which the Reissued Note’s maturity date was extended to May 15, 2017.

F - 16

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

Settlements with certain of our unsecured creditors from the periods prior to the sale of certain of our assets to STMicroelectronics, Inc. in December 2010 (the "Asset Sale"), have been substantially completed.

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

Corporate Background

Arkados Group, Inc. was incorporated in 1998 and carries out its activities through its two wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”) and Arkados Energy Solutions, LLC (“AES”), a Delaware limited liability company. Arkados, Inc. and AES combine to create opportunities to exploit the growth in the Internet of Things across multiple verticals with our software solutions, while simultaneously building a focus in smart facility (building, factory, school, hospital, etc.) applications based on our core advantages in industrial types of environments. We are based in Newark, New Jersey at the Economic Development Corporation in the New Jersey Institute of Technology. The Company’s shares trade on the Over-The-Counter QB market under the ticker symbol AKDS.

Following the Asset Sale, the Company shifted its focus towards development of a universal platform that provides software solutions for Internet of Things applications primarily in the areas of energy management, health care, smart industrial machines and smart factory.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2017 AND FEBRUARY 29, 2016.

For the Three Months Ended February 28, 2017

	Arkados	AES	Total
Revenue	$(10,299)	$274,099	$263,800
Cost of Sales	-	51,360	51,360
Gross Profit	(10,299)	222,739	212,440
Gross Profit Percentage	100%	81%	81%

Operating Expenses	199,397	120,319	319,716
Operating Income (Loss)	(209,696)	102,420	(107,276)
Other income (expenses)	(163,702)	-	(163,702)
Income (loss) before benefit from income taxes	$(373,398)	$102,420	$(270,978)

For the Three Months Ended February 29, 2016

	Arkados	AES	Total
Revenue	$260,590	$488,493	$749,083
Cost of Sales	-	372,021	372,021
Gross Profit	260,590	116,472	377,062
Gross Profit Percentage	100%	24%	50%

Operating Expenses	169,311	139,491	308,802
Operating Income (Loss)	91,279	(23,019)	68,260
Other income (expenses)	(7,013)	-	(7,013)
Income (loss) before benefit from income taxes	$84,266	$(23,019)	$61,247

Variance

	Arkados	AES	Total
Revenue	$(270,889)	$(214,394)	$(485,283)
Cost of Sales	-	(320,661)	(320,661)
Gross Profit	(270,889)	106,267	(164,622)
Gross Profit Percentage	0%	57%	30%

Operating Expenses	30,086	(19,172)	(10,914)
Operating Income (Loss)	(300,975)	125,439	(175,536)
Other income (expenses)	(156,689)	-	(156,689)
Income (loss) before benefit from income taxes	$(457,664)	$125,439	$(332,225)

For the Nine Months Ended February 28, 2017

	Arkados	AES	Total
Revenue	$78,648	$999,316	$1,077,964
Cost of Sales	-	690,125	690,125
Gross Profit	78,648	309,191	387,839
Gross Profit Percentage	100%	31%	36%

Operating Expenses	903,802	375,572	1,276,374
Operating Income (Loss)	(825,154)	(63,382)	(888,536)
Other income (expenses)	(166,777)	-	(166,777)
Income (loss) before benefit from income taxes	$(991,931)	$(63,382)	$(1,055,313)

For the Nine Months Ended February 29, 2016

	Arkados	AES	Total
Revenue	$542,883	$1,128,255	$1,671,138
Cost of Sales	3,000	904,010	907,010
Gross Profit	539,883	224,245	764,128
Gross Profit Percentage	99%	20%	46%

Operating Expenses	960,408	942,856	1,903,264
Operating Income (Loss)	(420,525)	(718,611)	(1,139,136)
Other income (expenses)	(23,602)	-	(23,602)
Income (loss) before benefit from income taxes	$(444,127)	$(718,611)	$(1,162,738)

Variance

	Arkados	AES	Total
Revenue	$(464,235)	$(128,939)	$(593,174)
Cost of Sales	(3,000)	(213,885)	(216,885)
Gross Profit	(461,235)	84,946	(376,289)
Gross Profit Percentage	1%	11%	-10%

Operating Expenses	(56,606)	(570,284)	(626,890)
Operating Income (Loss)	(404,629)	655,229	250,600
Other income (expenses)	(143,175	-	(143,175)
Income (loss) before benefit from income taxes	$(547,804)	$655,229	$107,425

Results of Operations

Revenue for the three and nine months ended February 28, 2017 decreased by $485,283 and $593,174, respectively, mainly due to decreased revenue recognized from our AES segment, which typically derives revenue from the installation of LED lighting retrofit services.

Gross profit for the three and nine months ended February 28, 2017 decreased by $164,622 and $376,289, respectively, mainly due to reduced recognized revenue in our AES segment and reduced sales in the Arkados segment.

We are highly dependent on a small number of customers. For the three months ended February 28, 2017, one customer accounted for 88% of our revenue. For the three months ended February 29, 2016, three customers accounted for 90% of our revenue.

For the nine months ended February 28, 2017 and February 29, 2016, three customers accounted for 87% and 69% of our revenue, respectively.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

As of February 28, 2017, two customers held 100% of our accounts receivable. Two customers held 94% of our accounts receivable as of May 31, 2016.

Loss from operations for the three months ended February 28, 2017 increased by $175,536 over the same period last year, mainly due to reduced revenue for the quarter. Loss from operations decreased $250,600 for the nine months ended February 28, 2017 over the same period last year, mainly due to reduced operating costs.

Interest expense on our existing debt for the three months ended February 28, 2017 and February 29, 2016 was $25,474 and $7,013, respectively.

Interest expense on our existing debt for the nine months ended February 28, 2017 and February 29, 2016 was $46,197 and $22,471, respectively.

Liquidity and Capital Resources

Our principal source of operating capital has been provided in by the private placement of convertible debt securities. We do not have any significant sources of revenue or recurring profits from our operations. We may be unable to raise additional working capital through sales of our equity and debt securities. Through February 28, 2017, we have depended, in substantial part, upon loans from investors evidenced by convertible notes, and there are no assurances that investors will make any additional loans to us, in which case we may not be able to continue as a going concern.

As of February 28, 2017, we had cash of $10,426 as compared to $56,172 as of May 31, 2016.

Operating Activities

Operating activities used $497,746 in cash for the nine months ended February 28, 2017, compared to $690,836 for the nine months ended February 29, 2016. The decrease in cash was primarily attributable to funding our operations for the period.

Investing Activities

For the nine months ended February 28, 2017, $10,000 net cash was used in investing activities for the purchase of software. For the nine months ended February 29, 2016, net cash used in investing activities was $8,432 to purchase office furniture.

Financing Activities

For the nine months ended February 28, 2017, net cash provided by financing activities was $462,000, compared to $503,000 for the nine months ended February 29, 2016. The Company received proceeds of $150,000 for a short-term note due April 21, 2017 and $312,000 from two convertible debt issuances due November 2019 and April 2017.

Going Concern

The accompanying Condensed Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a cumulative net loss of $44,268,614 since its inception and requires capital for its contemplated operation and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock and convertible debt is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

We strive to maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer, as appropriate, to allow timely decisions regarding required disclosure. As a result of this evaluation, we concluded that our disclosure controls and procedures were not effective for the period ended February 28, 2017.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Section 15d-15(f) of the Exchange Act) for our Company. Our sole officer and director, who is chief executive officer and is also acting in the capacity of principal accounting officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of the end of the period covered by this report, based on the criteria set forth in the Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this evaluation, we concluded that our financial reporting controls and procedures were not effective for the period ended February 28, 2017. Due to its small size and limited financial resources, the Company has only one employee involved in accounting and financial reporting and relies on outside contractors for the majority of its accounting. As a result of engaging an outside accounting firm to assist with our books, there is some added segregation of duties within the accounting function and financial control, however, all aspects of physical control of cash remains in the hands of the same employee. Our chief executive officer is currently seeking to retain a full-time chief financial officer and to put in place additional compensating levels of controls to provide for greater segregation of duties. As of the date of this quarterly report, however, we have not employed a separate chief financial officer, and the chief executive officer continues to act as our principal accounting officer.

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

Item 1A.   Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended May 31, 2016 which could materially affect our business, financial condition or future results. There have been no other material changes during the fiscal quarter ended February 28, 2017 to the risk factors discussed in the periodic reports noted above that have not already been disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On December 13, 2016, the Company entered into a one year consulting agreement for financial advice. As compensation for services the Company will issue 50,000 shares of restricted common stock upon execution of the agreement. The issuances of shares of our Common Stock to the consultant was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultants bears a legend restricting its transferability.

On December 31, 2016, the Company entered into a settlement agreement with one of its vendors, pursuant to which the Company agreed to issue the vendor an aggregate of 33,596 shares of its common stock in exchange for the cancellation of its outstanding invoice of $20,158 for services rendered. The issuances of shares of our Common Stock to the its vendor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the vendor bears a legend restricting its transferability.

On January 19, 2017, the Company entered into a settlement agreement with one of its former service providers, pursuant to which the Company agreed to issue the service provider an aggregate of 175,000 shares of its common stock in exchange for the cancellation of its outstanding invoice of $94,617.00 for services rendered. The issuances of shares of our Common Stock to the service provider was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultants bears a legend restricting its transferability.

On January 27, 2017, the Company entered into a securities purchase agreement with an accredited investor, pursuant to which the Company agreed to issue the investor an aggregate of 20,000 restricted shares of its common stock and a convertible promissory note in the total principal amount of $38,500 in exchange for the aggregate purchase price of $35,000. The maturity date of the convertible note was March 31, 2017, which was later extended to April 21, 2017. The issuances of shares of our Common Stock and the convertible promissory note to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the investor bears a legend restricting its transferability.

On February 1, 2017, the Company issued a 10% convertible promissory note to an accredited investor in the total principal amount of $125,000 in exchange for the purchase price of $116,000, with a maturity date of October 1, 2017. The issuances of the convertible promissory note to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering.

On February 15, 2017, the Company issued 195,000 shares of its common stock as payment to satisfy accounts payable balances of two vendors totaling $114,775. The issuances of shares of our Common Stock to the consultants was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering. The certificate that evidences the shares of our Common Stock that we have issued to the consultants bears a legend restricting its transferability.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. The issuances of the convertible promissory note to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) thereof as a transaction not involving a public offering.

On April 6, 2017, the Company entered into that certain Securities Purchase Agreement with four accredited investors, pursuant to which the Company agreed to issue an aggregate of 325,000 restricted shares of common stock and a warrant to purchase 325,000 shares of common stock at an exercise price of $1.00 per share in exchange for $195,000. The issuances of the convertible promissory note to the investor was exempt from the registration requirements of the Securities Act under Section 4(a)(2) and Rule 506(b) of Regulation D thereof as a transaction not involving a public offering.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

The discussions under Item 2. Unregistered Sales of Equity Securities and Use of Proceed of this Report is hereby incorporated by reference into this Form 10-Q.

On January 15, 2017, the Company entered into that certain Amendment to Convertible Promissory Note Number 2016-1 ("2016-1 Amendment") with certain holders of a 6% convertible promissory note originally issued on January 8, 2016 for a principal amount of $40,000. Pursuant to the 2016-1 Amendment, the parties agreed to extend the maturity date from December 31, 2016 to March 31, 2017. On April 20, 2017 the Company and the holders entered into that certain Second Amendment to Convertible Promissory Note Number 2016-1, pursuant to which the parties agreed to extend the maturity date further to May 15, 2017.

On January 27, 2017, the Company entered into that certain Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note Dated October 28, 2016, with that certain holder of a convertible promissory note in the aggregate principal amount of $38,500 (the "Hoppel Note") in order to extend the maturity date from January 30, 2017 to March 31, 2017. On March 31, 2017, the Company entered into that certain Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note Dated October 28, 2016 and the Amendment Dated January 27, 2017, with that certain holder of the Hoppel Note in order to extend the maturity date from March 31, 2017 to April 21, 2017.

Item 6. Exhibits.

(a) Exhibits.

3.1	Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Form 10-SB filed on October 7, 1999).

3.2	Amendment to the Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Form 10-SB filed on October 7, 1999).

3.3	Certificate of Merger of the Registrant (incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 7, 1999).

3.4	Certificate of Ownership and Merger of the Registrant (incorporated by reference from the Registrant’s Form 10-SB filed on September 1, 2006).

3.5	Amendment to the Articles of Incorporation of the Registrant (incorporated by reference from the Registrant’s Form 10-SB filed on October 7, 1999).

3.6	Amendment to the Certificate of Incorporation (Reverse Split) of the Registrant (incorporated by reference from the Registrant’s Form 10-QSB filed on February 17, 2004).

3.7	Amendment to the Certificate of Incorporation the Registrant (incorporated by reference from the Registrant’s Form 10-QSB filed on February 17, 2004).

3.8	Amendment to the Certificate of Incorporation the Registrant (incorporated by reference from the Registrant’s Form 10-K filed on August 27, 2014).

3.9	Amended and Restated Bylaws of the Registrant (incorporated by reference from the Registrant’s Definitive Statement on Form DEF14C filed on February 24, 2015).

4.1	Amendment to Convertible Promissory Note Number 2016-1 originally issued on January 8, 2016 dated December 31, 2016.*

4.2	Form of Convertible Note issued on January 27, 2017.*

4.3	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on January 27, 2017 dated March 31, 2017.*

4.4	$38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017).

4.5	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated January 27, 2017.

4.6	Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated March 31, 2017.*

4.7	Form of 10% Convertible Promissory Note issued on February 1, 2017.*

4.8	Form of 10% Convertible Promissory Note issued on March 3, 2017.*

4.9	Form of Second Amendment to Promissory Note effective on March 31, 2017.*

4.10	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017

10.1	Exchange Agreement dated January 8, 2016*

10.2	Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017.*

10.3	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017.*

31.1	Certification of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Rule 13a-14a and Rule 15d-14a.*

32.1	Certificate of Chief Executive Officer/Principal Accounting Officer of Periodic Report pursuant to 18 U.S.C. Section 1350.*

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Labeled Document

101.PRE XBRL Taxonomy Extension Presentation Document

* Filed herewith.

(a) Exhibits.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.
Dated: April 21, 2017

	By:	/s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer,
Principal Accounting Officer

