Form 10-K
period 2017-05-31
ARKADOS GROUP, INC.
filed 2017-09-14
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2017

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

211 Warren Street, Suite 219, Newark, NJ 07103

(Address of principal executive offices) (Zip Code)

(862) 373-1988

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001

 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (17 CFR §230.405) or Rule 12b-2 of the Securities Exchange Act of 1934 (17 CFR §240.12b-2). ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,251,999.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date was 21,673,403 shares of common stock as of September 12, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended May 31, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operation;

●	our ability to maintain and develop relationships with customers and suppliers;

●	our ability to successfully integrate acquired businesses or new brands;

●	the impact of competitive products and pricing;

●	supply constraints or difficulties;

●	the retention and availability of key personnel;

●	general economic and business conditions;

●	substantial doubt about our ability to continue as a going concern;

●	our need to raise additional funds in the future;

●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;

●	our ability to successfully implement our business plan;

●	our ability to successfully acquire, develop or commercialize new products and equipment;

●	intellectual property claims brought by third parties; and

●	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission (the “SEC”). We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Arkados Group, Inc. and our wholly-owned subsidiaries: Arkados, Inc. and SolBright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

Arkados Group, Inc., a Delaware corporation, was incorporated in 1998. We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by STMicroelectronics, Inc., a Delaware corporation (“ST Micro”). We currently carry out our activities through our wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”), and SolBright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC), a Delaware limited liability company (“SES”). We deliver technology solutions for building and machine automation and energy conservation and provide energy conservation services such as LED lighting retrofits, HVAC system retrofits and solar engineering, procurement and construction services. Our focus is towards the development and commercialization of an Internet of Things software platform that supports Big Data applications that complement our energy management services that lower costs for commercial and industrial facilities owners and managers. Our principal offices are located in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology.

On May 1, 2017, we acquired substantially all of the assets and certain liabilities of SolBright Renewable Energy, LLC (“SolBright RE”), used in the operation of SolBright RE’s solar engineering, procurement and construction business (the “SolBright Assets”).

Our Markets

We seek to combine technology products and energy services that can position our company to be a leading provider for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating our product offerings into their existing systems. In order to effectively compete in today’s markets, we believe businesses need to continually focus on increasing productivity and efficiency - essentially getting more from less. One of the main areas where businesses can increase their efficiency is in the management of their long-term assets, particularly machinery and real estate. New technology advancements are able to help owners not only decrease the cost of ownership of these assets, but can also extend the life of them, both driving a much higher return on assets through increased output and reducing operational costs, thus increasing productivity and creating a high return on investment. Our solutions and software seek to capitalize on these technology enhancements by leveraging the network of physical objects connected to the internet that have the ability to process information and communicate with the external world. This area of technology is referred to as Industrial Internet of Things (“IIoT), and we apply IIoT principals to help commercial customers increase their return on investment in facilities by reducing energy and maintenance costs, extending asset life and enhancing sustainability.

We believe, in terms of energy efficiency, that applying an IIoT approach by using internet-connected gateways and sensors to gather data, extract intelligence and enable more efficient usage of energy-consuming machines and devices can reduce energy expenditures by up to 25% and potentially much more when combined with implementing other energy conservation measures, such as conversion to LED lighting and installation of commercial solar. According to Gartner Group, there will be over 21 billion “things” connected to the internet by 2020, or in other words, 3 things per each human being on earth. The Gartner Group reported that the market size for services is expected to be $235 billion in 2016, with the majority coming from business services. In addition to energy efficiency, IIoT can reduce operating expenses, particularly operating and maintenance of long term assets. These hard expenses can equate to up to 10% of the overall operating budget, and any reduction in this cost falls directly to the bottom line for most businesses. Furthermore, IIoT can also enhance conditions within the workplace and increase productivity and sustainability. Many businesses are increasingly under pressure to continue to squeeze more productivity from operations in order to remain competitive, and social pressures are forcing businesses to do so while caring for our environment. According to a McKinsey & Company survey, 33% of companies stated that the top reasons for addressing sustainability include improving operational efficiency and lowering costs. By employing IIoT solutions to optimize conditions and increase productivity, businesses may be able to balance their goals to increase productivity with maintaining a cleaner, safer environment for workers and the community in which they operate.

Our corporate strategy is to leverage the capabilities of our technology platform to enhance the offerings of our service business and deliver a unique value proposition to our commercial customers defined in terms of return on investment, operational cost savings and unmatched service. Since beginning these undertakings in 2013, we have developed our ArkticTM software platform, which is unique in its open, scalable and interoperable design. We have integrated this software with hardware products of our partner, Tatung Company of America, Inc. (Tatung). Our services business has completed a number of large scale LED lighting projects and is expanding its services to include oil-to-natural gas boiler conversions and solar PV system installations. In addition, through our acquisition of the SolBright Assets, our strategic focus within the solar industry has been strengthened to significantly increase our design-build competencies for commercial solar projects to enable us to develop solutions to simplify technically challenging projects and deliver unparalleled service and quality to our clients.

We believe our combination of technology products, energy services and commercial solar business has positioned our Company as a source for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating into their existing systems and has set the stage for additional improvements in the future.

Arkados

Arkados, our software development subsidiary, was organized in 2004. It develops proprietary, cloud-based device and system management software solutions, which we refer to as the ArkticTM software platform, and delivers software services and support. ArkticTM is an open, scalable and interoperable software platform that supports industrial applications, including applications for smart manufacturing, measurement and verification, as well as predictive analysis, or data gathering for baselining machine performance data and reporting of anomalies. Arkados has licensed its software directly to Tatung Co., a Taiwan corporation (“Tatung”) for use in their manufacturing facility, as well as through SES to end customers as part of an integrated solution with Tatung hardware products.

Efficient software technology enables innovative smart monitoring of devices and features energy management and intelligent control over cloud services. This is ideal for many IIot applications as follows:

●	Smart Building – data gathering and analysis to improve performance of commercial building systems, such as lighting, HVAC, access control and energy management. Data includes temperature, humidity, illumination and air quality, including CO2 and Volatile Organic Compounds.

●	Smart Machine – data gathering and analysis to improve industrial and commercial machinery performance. Data includes, but is not limited to, temperature, humidity, vibration, energy consumption and run cycles.

●	Smart Manufacturing – data gathering and analysis to improve efficiency for manufacturing items. Data includes, but is not limited to, specific machine performance, input/output measurements and defect analysis.

SES

SES, formerly known as AES, our energy conservation services subsidiary, was organized in 2013 and commenced operations in early 2015. SES provides energy conservation services and solutions, including solar engineering, procurement and construction, to commercial and buildings throughout the eastern United States. These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. SES also markets and sells the technology solutions of Arkados to help building owners save money. SES sells its services directly to building owners and managers.

SES focuses on the systems throughout commercial and industrial buildings that consume large amounts of energy and operates as an engineering, procurement and construction general contractor, directly with commercial, institutional and industrial clients. After the completion of an energy efficiency audit, we offer customers recommendations on reducing energy demand costs (such as converting to LED lighting), reducing energy supply costs (such as installing a solar PV system) and improving the efficiency across all systems using our advanced building automation system. Additionally, SES’s aim is to increase the return on investment of heating plants and solar PV systems by offering long-term operating and maintenance agreements to clients, supported by cutting-edge tools built on the ArkticTM software platform.

As a consequence of our acquisition of the SolBright Assets, we have augmented our existing energy service business with solar engineering, procurement and construction. Through our wholly-owned subsidiary, SolBright Energy Solutions, LLC, or SES, formally known as Arkados Energy Solutions, LLC, we have integrated all of these offerings, and changed the name of this operating subsidiary on June 23, 2017 to better reflect our newly acquired business.

SES is a turnkey developer of solar photovoltaic and solar thermal projects for long term, stable, distributed power solutions. We expect that SES’s primary market focus, capitalizing on SolBright RE’s historical activities, will be military and commercial scale projects, primarily in the 100 kWp to 5,000 kWp size range. SES will offer market assessment, design/engineering, installation, operation & maintenance/monitoring, financing and project ownership (where desired). SES will have distinct competitive advantages for ground, parking canopy and roof-top solar applications that ensure continuity with existing/new roof warranties. SES expects to offer a broad range of U.S. and internationally manufactured products, including zero-penetration rooftop solar solutions and innovative, space-leveraging parking canopy/parking garage solar solutions and ground mount systems.

From site assessments to permitting, incentive program guidance and advocacy, feasibility analyses, interconnection studies, lease or purchase agreement execution, full service financing, engineering, procurement, construction, and operations and maintenance after project commissioning, SES will strive to be a full service turnkey development firm that will offer, among other things, an industry unique single-point-of-contact for facilities managers to address both roofing and solar service and warranty related requirements.

SES provides the following products and services in the named sectors:

Renewable Energy Services:

●	Engineering, Procurement and Construction
●	Existing Asset/Building Portfolio Analyses
●	Site Evaluations & Feasibility Studies
●	Energy Audits & Assessments
●	Third Party System Verification
●	Budgetary & Financial Modeling/Projections
●	Federal/State/Treasury Incentive Navigation
●	Conventional and Private Investor Financing
●	Project Management
●	Utility Coordination
●	Local, State, Federal Authority Coordination
●	Leasing & Power Purchase Agreements
●	SREC Contracts
●	RFP management

Renewable Energy Systems:

●	Crystalline Panel Photovoltaics
●	Free Standing Parking Canopy Systems
●	Ground Mount PV Farms
●	Pre-cast Parking Deck Canopy Systems
●	Landfill PV Expertise
●	Solar Hot Water Systems
●	Solar Tracking Systems & Arrays
●	Thin Film Building Integrated Photovoltaics
●	High Wind Zone Mounting Solutions
●	Rooftop Power Plants

Construction Service/Management:

●	Solar Integration – Existing and New Construction

●	Parking Canopy Footings/Piers/Steel Erection
●	Roofing - New Construction & Design-Build
●	Re-Roofing & Roof Renovations
●	Electrical Permitting and Installation
●	Associated Site Work
●	Warranty Repair Services
●	Value Engineering
●	Operation & Maintenance

Competitive Advantage:

SES provides turnkey project development, project management, technology expertise, utility compliance, contract administration, procurement and integration expertise to the emerging field of solar energy. SES has a proven and successful set of skills, manpower and experience supporting the government, military, industrial and commercial building spaces. We expect that our leadership, subject matter expertise, and execution and project coordination skills will enable us to continuously exceed expectations for our acquired and prospective customers. SES’s mission is to design, build and exceed expectations as a top tier, power-generating facility constructor throughout the Southeast, Mid-Atlantic, New England and military sites nationwide.

We believe that our key competitive advantages in the solar space include:

●	Comprehensive, turnkey project expertise
●	Experienced design-build team
●	Solution based offering – exclusive and non-exclusive product options
●	Registered PE stamped/sealed drawings
●	Existing manufacturer’s roof warranty preservation
●	Extensive safety documentation and fall protection plans
●	NABCEP certified installation personnel
●	Simplified facilities management: Single point of contact for service and warranty on all renewable energy assets.
●	Single entity contract leadership, implementation and accountability
●	Exceptional U.S.-based sourcing partnerships for solar (including foundations, structural steel, roofing, site work, pile driving).
●	Industry leading EMR rates and safety records
●	Local, regional and super-regional implementation and service capabilities
●	Comprehensive project development resources from concept to financing
●	Bondable

With our SolBright’s history of experience in the military market, we believe that SES now possesses specific competitive advantages in this sector, including:

●	UFC experience and compliance knowledge base
●	FAR/BAA/Davis-Bacon/Certified Payroll compliance
●	Experienced and successful design-build and “mid project mod pick-up” team
●	Expedited submittal process
●	SOW related spec sections and approved training submittals
●	Locally and regionally based workforce – with existing base clearances
●	Small business entity status (self-certified, CCR, ORCA, SAM)

Target Markets, Sales and Marketing

Arkados

Our target market consists of commercial and industrial facilities’ owners and managers. While we can operate nationally, our primary geographic focus is the Eastern United States with a focus on health care, retail, office, education and municipal properties.

We anticipate conducting the majority of our future sales in conjunction with the sales activities of SES. The scope of our sales activities for Arkados will include acting as a technical sales representative and providing technology support and implementation services and other services in support of the activities of SES.

SES

We developed a direct sales force to focus mainly on opportunities in the Northeastern region of the United States. These sales activities target commercial facilities owners and managers of virtually all kinds, including commercial office buildings, hospitals, schools, warehouses, hotels, etc. We expect to regularly work with partners in the construction and property management industries to reach the end customers. For the foreseeable future, we expect to maintain our focus on the current region and penetrate the large number of opportunities that exist there. We anticipate supplementing our direct sales force with other representatives and channel partners. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us in the future.

With respect to SES’s solar business, our target market consists of commercial and industrial facilities’ owners and managers. While we can operate nationally, our primary geographic focus is the Eastern United States with a focus on health care, retail, office, education and municipal properties.

Strategic Relationships

Tatung Corporation

We continue to foster our relationship with Tatung and believe that this strategic relationship is a key competitive advantage for Arkados as we develop IIoT solutions.

SparkFund

In February 2017, we formed a partnership with SparkFund, a financial technology company located in Washington, DC to offer commercial and industrial facilities managers and owners a unique subscription model for energy conservation services. Through the As-A-Service model, the large capital expenditure associated with energy conservation measures, such as an LED lighting retrofit, is converted into a no-money-down subscription service. The benefits of this model include a reduction in upfront costs, a reduction in operations and maintenance costs and protection from obsolete materials. Additionally, the Company’s ArkticTM Energy Measurement and Verification (EM&V) platform is embedded with this subscription model to provide verification of energy savings with granular, real-time data gathering and provide insights into additional ways to reduce energy consumption. We believe that the introduction of the As-A-Service model is unique in that it revolutionizes how customers pay for energy conservation by eliminating the upfront cost associated with these activities, provides for a single monthly payment that covers installation, repairs, monitoring and ongoing service. Within this model, the ArkticTM EM&V platform offers customers a state-of-the-art, advanced Internet of Things platform that leverages data gathering and analytics to further reduce energy consumption.

Competition

Arkados

Arkados faces competition in the IIoT market for smart building/smart grid industries segments from multiple companies. There are several large players within the smart building market including, but not limited to, Johnson Controls, Siemens, Honeywell International and General Electric. These companies provide sophisticated building management systems for large commercial facilities and have essentially dominated the playing field for many years. We believe the landscape, however, is changing as technology advances and legacy systems become outdated and expensive to maintain. As the paradigm shifts to open and scalable solutions for building management, we believe that Arkados can gain a competitive advantage over time. Initially, we seek to integrate our systems as a value-added upgrade or enhancement to existing management systems. In the future, depending on conditions, we may seek to expand our offerings to compete head on with the larger players.

Additionally, there are early stage technology companies that represent direct competition to Arkados, including Optimum Energy and Enertiv. These companies are focused on data gathering and analytics to improve building efficiency and ultimately save money. We believe that we are unique initially in our approach. Our turnkey solutions are very flexible and highly customizable. Secondly, we believe that our business model and strategic relationships allow us to be price competitive, which drives higher return on investment for our customers. Finally, we believe that the best competitive advantage is high customer satisfaction and that our dedication to delivering the best, most innovative solutions to our customers ultimately allows us to compete favorably.

SES

The competition for LED lighting and building automation solutions is highly competitive. Large LED lighting companies such as General Electric, Phillips and Cree, as well as a large number of China-based manufacturers, represent significant competition to SES for LED lighting. In addition, companies such as Johnson Controls, Rockwell Automation and Schneider Electric represent significant competition to SES for building automation solutions. While these companies potentially represent sources of product for SES as a system integrator, there are situations where these companies are competing directly with SES, particularly for large commercial customer opportunities. We also face competition from a large number of Energy Savings Companies (“ESCOs”) in the Northeast region of the United States.

The competition related to the SolBright Assets business is highly competitive. Large companies such as SolarCity, SunPower, Vivint Solar and others represent significant competition to SES as fully-integrated solar companies. While these companies potentially represent sources of product for SES as an EPC company, there are situations where these companies are competing directly with SES, particularly for large commercial or utility-grade solar installations.

Research and Development

Arkados

Research and development in a rapidly changing technology environment is one of the keys to our success. We allocate resources as much as possible within our current operational limits to explore and exploit advancements in mobile and cloud computing, data processing technologies, wireless and broadband technologies and energy storage technologies that will lead to new products and services within our core competencies. These include the development of new software with a focus on M2M bridges, building networks and the Internet of Things within the smart building/smart machine areas via our strategic partnerships. We plan to engage in certain activities in pursuit of further commercial development as opportunities arise from these relationships.

In 2015, we introduced our Process and Event Management System for Smart Factory, or PEMS-SF. This system is intended to improve efficiency of a factory by use of Arkados’ software solutions residing in the factory’s computer systems and in Arkados’ cloud computing platform. This was the introduction of what we now call our ArkticTM software platform.

In May 2016, our focus shifted to applying our ArkticTM platform to the commercial building market to complement our energy services business, and we rolled out a new product for smart buildings called Energy Management Panel, or EMP. EMP is a measurement and verification process for quantifying the savings achieved by energy conservation measures. We expect to also continuously explore ways of improving this initial version of the EMP and expand new product offerings in the future.

Arkados and SES had aggregate research and development expenses of $68,439 and $337,375 for the years ended July 31, 2017 and 2016, respectively.

Intellectual Property

We maintain the federal registration of our “Arkados” trademark and own the “Arktic” trademark through use in commerce. In addition, through the acquisition of the SolBright Assets, we own the corporate name and logo for “SolBright Renewable Energy, LLC,” the slogan “The most dependable EPC in the industry,” the tradenames “SolBright” and “SolBright Renewable Energy” and the website www.solbrightre.com. Other than the foregoing, we do not own any other patents, licenses or trademarks during the periods covered by this report.

Government Approvals and Regulations

We are not subject to any governmental regulation and are not required to maintain any specific licenses.

Subsidiaries

The Company has two wholly-owned subsidiaries including Arkados, Inc. and SolBright Energy Solutions, LLC.

Employees

As of May 31, 2017, we had 13 full-time employees and 2 part-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in our public filings before making an investment decision with regard to our securities. The statements contained in or incorporated into this document that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following events described in these risk factors actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. Moreover, additional risks not presently known to us or that we currently deem less significant also may impact our business, financial condition or results of operations, perhaps materially. For additional information regarding risk factors, see Item 1 – “Forward-Looking Statements.”

Risks Related to Our Company

There is substantial doubt about our ability to continue as a going concern.

We have not generated any profit from combined operations since our inception. We expect that our operating expenses will increase over the next twelve months to continue our development activities. Based on our average monthly expenses and current burn rate of $120,000 per month, we estimate that our cash on hand as of May 31, 2017 will not be able to support our operations through the next fiscal year. This amount could increase if we encounter difficulties that we cannot anticipate at this time or if we acquire other businesses. As of the date of this filing, we had cash of approximately $300,000. We do not expect to raise capital through debt financing from traditional lending sources since we are not currently generating a profit from operations. Therefore, we only expect to raise money through equity financing via the sale of our common stock or equity-linked securities such as convertible debt. If we cannot raise the money that we need in order to continue to operate our business beyond the period indicated above, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail. If we are unsuccessful in raising additional financing, we may need to curtail, discontinue or cease operations.

We have limited operating history with our subsidiaries, and as a result, we may experience losses and cannot assure you that we will be profitable.

We have a limited operating history with our subsidiaries on which to evaluate our business. Our operations are subject to all of the risks inherent in the establishment and expansion of a business enterprise. Accordingly, the likelihood of our success must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the starting and expansion of a business and the relatively competitive environment in which we operate. Unanticipated delays, expenses and other problems such as setbacks in product development, product manufacturing, and market acceptance are frequently encountered in establishing a business such as ours. There can be no assurance that the Company will be successful in addressing such risks, and any failure to do so could have a material adverse effect on the Company’s business, results of operations and financial condition.

Because of our limited operating history with our subsidiaries, we have limited historical financial data on which to base planned operating expenses. Accordingly, our expense levels, which are, to a large extent, variable, will be based in part on our expectations of future revenues. As a result of the variable nature of many of our expenses, we may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of our products or any subsequent revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on our business, operating results and financial condition.

We have not achieved profitability on a quarterly or annual basis to date. To the extent that net revenue does not grow at anticipated rates or that increases in our operating expenses precede or are not subsequently followed by commensurate increases in net revenue, or that we are unable to adjust operating expense levels accordingly, our business, results of operations and financial condition will be materially and adversely affected. There can be no assurance that our operating losses will not increase in the future or that we will ever achieve or sustain profitability.

No Assurance of Sustainable Revenues.

There can be no assurance that our subsidiaries will generate sufficient and sustainable revenues to enable us to operate at profitable levels or to generate positive cash flow. As a result of our limited operating history and the nature of the markets in which we compete, we may not be able to accurately predict our revenues. Any failure by us to accurately make such predictions could have a material adverse effect on our business, results of operations and financial condition. Further, our current and future expense levels are based largely on our investment plans and estimates of future revenues. We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. Factors that may adversely affect our operating results include, among others, demand for our products and services, the budgeting cycles of potential customers, lack of enforcement of or changes in governmental regulations or laws, the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction of new or enhanced products and services by us or our competitors, the timing and number of new hires, changes in our pricing policy or those of our competitors, the mix of products, increases in the cost of raw materials, technical difficulties with the products, incurrence of costs relating to future acquisitions, general economic conditions, and market acceptance of our products. As a strategic response to changes in the competitive environment, we may, from time to time, make certain pricing, service or marketing decisions or business combinations that could have a material adverse effect on our business, results of operations and financial condition. Any seasonality is likely to cause quarterly fluctuations in our operating results, and there can be no assurance that such patterns will not have a material adverse effect on our business, results of operations and financial condition. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We may need to raise additional funds in the future that may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While we have the potential to negotiate prices that benefit our clients and affect our profitability as we seek to gain market-share and increase our book of business, margins in the energy and software solutions business are fluid, and our margins vary based upon the supplier and the customer. This will lead to continued uncertainty in margins from quarter to quarter.

If demand for energy efficiency and our specialized software solutions does not develop as expected, our projected revenues and profits will be affected.

Our future profits are influenced by many factors, including economics, and will be predicated on a stable and/or growing market and consumption of energy efficiency and software solutions and products. We believe, and our growth expectations assume, that the market for energy efficiency and software solutions will continue to grow, that we will increase our penetration of this market and that our anticipated revenue from selling into this market will continue to increase. If our expectations as to the size of this market and our ability to sell our products and services in this market are not correct, our revenue may not materialize and our business will be harmed.

Projects generally require significant capital, for which financing may not be available.

Our projects are occasionally financed by our customers. The costs of these projects to our customers are costly. If our customers are unable to budget for or raise funds on acceptable terms when needed for any particular project, we may be unable to secure customer contracts, the size of contracts we do obtain may be smaller, or we could be required to delay the development and construction of projects, reduce the scope of those projects or otherwise restrict our operations. Any inability by our customers to raise the funds necessary to finance our projects could materially harm our business, financial condition and operating results.

Operating results may fluctuate and may fall below expectations in any fiscal quarter.

Our operating results are difficult to predict and are expected to fluctuate from quarter to quarter due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and investors should not rely on our past results or future predictions prepared by the Company as an indication of our future performance. If our revenue or operating results fall in any period, the value of our common stock would likely decline.

Factors that may cause our operating results to fluctuate include:

●	our customers’ ability to finance projects;

●	our ability to acquire products to resell to our customers;

●	the timing of work we do on projects where we recognize revenue on a percentage of completion basis;

●	seasonality in demand for our products and services;

●	poor weather inhibiting sales;

●	a customer’s decision to delay our work on, or other risks involved with, a particular project;

●	availability and costs of labor and equipment;

●	the addition of new customers or the loss of existing customers;

●	the size and scale of new customer projects;

●	the availability of bonding for our projects;

●	our ability to control costs, including operating expenses;

●	changes in the mix of our products and services;

●	the length of our sales cycle;

●	the productivity and growth of our sales force;

●	changes in pricing by us or our competitors, or the need to provide discounts to win business;

●	costs related to the acquisition and integration of companies or assets;

●	general economic trends, including changes in energy efficiency spending or geopolitical events such as war or incidents of terrorism; and

●	future accounting pronouncements and changes in accounting policies.

Our business is at risk if we lose key personnel or we are unable to attract and integrate additional skills personnel.

The success of our business depends, in large part, on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly-experienced management team and specialized workforce, including engineers, experts in project management and business development, and sales professionals. Competition for personnel, particularly those with expertise in the energy services and software industries, is high, and identifying candidates with the appropriate qualifications can be difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate.

In the event, we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing projects in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new projects. Further, any increase in demand for personnel and specialty subcontractors may result in higher costs, causing us to exceed the budget on a project, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Our future success is particularly dependent on the vision, skills, experience and effort of our senior management team, including our president and chief executive officer. If we were to lose the services of our president and chief executive officer or any of our key employees, our ability to effectively manage our operations and implement our strategy could be harmed and our business may suffer.

We operate in a highly competitive industry and competitors may compete more effectively.

The industries in which we operate are highly competitive, with many companies of varying size and business models, many of which have their own proprietary technologies, competing for the same business as we do. Many of our competitors have longer operating histories and greater resources than us, and could focus their substantial financial resources to develop a competing business model, develop products or services that are more attractive to potential customers than what we offer or convince our potential customers that they require financing arrangements that would be impractical for smaller companies to offer. Our competitors may also offer similar products and services at prices below cost and/or devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions. Any of these competitive factors could make it more difficult for us to attract and retain customers; cause us to lower our prices in order to compete, and reduce our market share and revenue, any of which could have a material adverse effect on our financial condition and operating results. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. We also expect to encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.

We may be unable to manage our growth effectively.

We expect our business and operations to expand rapidly and we anticipate that further expansion of our organization and operations will be required to achieve our expectations for future growth. In order to manage our expanding operations, we will also need to improve our management, operational and financial controls and our reporting systems and procedures. All of these measures will require significant expenditures and will demand the attention of management. If we do not continue to enhance our management personnel and our operational and financial systems and controls in response to growth in our business, we could experience operating inefficiencies that could impair our competitive position and could increase our costs more than we had planned. If we are unable to manage growth effectively, our business, financial condition and operating results could be adversely affected.

We plan to expand our business, in part, through future acquisitions.

We plan to continue to seek-out companies or assets to expand our project skill-sets and capabilities, expand our geographic markets, add experienced management and increase our product and service offerings. However, we may be unable to implement this growth strategy if we cannot identify suitable acquisition candidates, reach agreement with acquisition targets on acceptable terms or arrange required financing for acquisitions on acceptable terms. In addition, the time and effort involved in attempting to identify acquisition candidates and consummate acquisitions may divert members of our management from the operations of our company.

Any future acquisitions could disrupt business.

If we are successful in consummating acquisitions, those acquisitions could subject us to a number of risks, including:

●	the purchase price we pay could significantly deplete our cash reserves or result in dilution to our existing stockholders;

●	we may find that the acquired company or assets do not improve our customer offerings or market position as planned;

●	we may have difficulty integrating the operations and personnel of the acquired company;

●	key personnel and customers of the acquired company may terminate their relationships with the acquired company as a result of the acquisition;

●	we may experience additional financial and accounting challenges and complexities in areas such as tax planning and financial reporting;

●	we may assume or be held liable for risks and liabilities as a result of our acquisitions, some of which we may not discover during our due diligence or adequately adjust for in our acquisition arrangements;

●	we may incur one-time write-offs or restructuring charges in connection with the acquisition;

●	we may acquire goodwill and other intangible assets that are subject to amortization or impairment tests, which could result in future charges to earnings; and

●	we may not be able to realize the cost savings or other financial benefits we anticipated.

These factors could have a material adverse effect on our business, financial condition and operating results.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisitions or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

●	difficulties in assimilating the operations and personnel of acquired companies;

●	diversion of our management’s attention from ongoing business concerns;

●	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

●	additional expense associated with amortization of acquired assets;

●	charges at the time of acquisitions related to the expensing of in process research and development;

●	the exposure to additional debt to fund an acquisition;

●	dilution to existing shareholders should the Company raise additional equity;

●	maintenance of uniform standards, controls, procedures and policies; and

●	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could have a material adverse effect on our business, financial condition and operational results.

We may be subject to liability claims for damages and other expenses not covered by insurance that could reduce our earnings and cash flows.

Our business, profitability and growth prospects could suffer if we pay damages or defense costs in connection with a liability claim that is outside the scope of any applicable insurance coverage. We intend to maintain, but do not yet have, general and product liability insurance. There is no assurance that we will be able to obtain insurance in amounts, or for a price, that will permit us to purchase desired amounts of insurance. Additionally, if our costs of insurance and claims increase, then our earnings could decline. Further, market rates for insurance premiums and deductibles have been steadily increasing, which may prevent us from being adequately insured. A product liability or negligence action in excess of insurance coverage could harm our profitability and liquidity.

Insurance and contractual protections may not always cover lost revenue.

We possess insurance, warranties from suppliers, and our subcontractors make contractual obligations to meet certain performance levels, and we also attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance, warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

We currently carry customary insurance for business liability. For our work as a general contractor, we carry workers comp insurance for our employees and we have performance bonding insurance. Certain losses of a catastrophic nature such as from floods, tornadoes, thunderstorms and earthquakes are uninsurable or not economically insurable. Such “Acts of God,” work stoppages, regulatory actions or other causes, could interrupt operations and adversely affect our business.

We rely on outside consultants, employees, manufacturers and suppliers.

We will rely on the experience of outside consultants, employees, manufacturers and suppliers. In the event that one or more of these consultants or employees terminates employment with the Company, or becomes unavailable, suitable replacements will need to be retained and there is no assurance that such employees or consultants could be identified under conditions favorable to us.

We rely on strategic relationships to promote our products.

We rely on strategic partnerships with outside companies and individuals to promote and supply certain of our products and services, thus making the future success of our business particularly contingent on the efforts of other parties. An important part of our strategy is to promote acceptance of our products through technology and product alliances with certain distributors who we feel could assist us with our promotion strategies. Our dependence on outside distributors, however, raises potential risks with respect to the future success of our business. Our success is dependent on the successful completion and commercial deployment of our products and services and on the future commitment of our distributors to our products and technology.

We rely on our suppliers.

We will rely on key vendors and suppliers to provide high quality products and services on a consistent basis. Our future success is contingent on the efforts and performance of these suppliers. Although in the past we have obtained adequate quantities of raw materials and finished product on acceptable terms to meet our requirements, we may have difficulty in locating or using alternative resources should supply problems arise with the current suppliers. An interruption or reduction in the source of supply of any of the component materials, or an unanticipated increase in vendor prices, could materially affect our operating results and damage customer relationships as well as our business.

If we fail to protect our intellectual property, our planned business could be adversely affected.

Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain and use information that we regard as proprietary. Unauthorized use of our proprietary technology could harm our business. Litigation to protect our intellectual property rights can be costly and time-consuming to prosecute, and there can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action.

There has been substantial litigation regarding patent and other intellectual property rights in the fields in which we operate. From time to time, we may be forced to defend ourselves against other claims and legal actions alleging infringement of the intellectual property rights of others. Adverse determinations in any such litigation could subject us to significant liabilities, which could have a material adverse effect on us. Third parties could also obtain patents that may require us to obtain certain licenses. If we are unable to redesign products or are unable to obtain a license, our business and financial condition would be adversely affected.

Although we perform investigations of the intellectual property of third parties, we cannot be certain that we have not infringed the intellectual property rights of such third parties. Any such infringement or misappropriation claim could result in significant costs, substantial damages, and our inability to operate our business. We also could be forced to obtain licenses from third parties or to develop a non-infringing alternative, which could be costly and time-consuming. A court could also order us to pay compensatory damages for such infringement, plus prejudgment interest, and could, in addition, treble the compensatory damages and award attorney fees. These damages could be substantial and could harm our reputation, business, financial condition, and operating results.

Because intellectual property litigation can be costly and time consuming, our intellectual property litigation expenses could be significant, even if we are successful in defending our intellectual property rights. Even invalid claims alone could materially adversely affect our financial condition.

We may be subject to lawsuits related to products we purchase from our suppliers or the services performed by our providers.

In the future, we may be a party to, or may be otherwise responsible for, pending or threatened lawsuits or other claims related to products we purchase from our approved manufacturers and suppliers. We intend to require our approved providers to have product liability insurance, but there can be no assurance that such product liability insurance will be sufficient to protect us against potential liability. Additionally, there is no certainty that we will not be named in an action for product liability. Such cases and claims may raise difficult and complex factual and legal issues and may be subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case or claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters or other claims, we may incur charges in excess of established reserves. Product liability lawsuits and claims, safety alerts or product recalls in the future, regardless of their ultimate outcome, could have a material adverse effect on our business and reputation and on our ability to attract and retain customers and joint venture partners. Our business, profitability and growth prospects could suffer if we face such negative publicity.

Risks Related to Arkados’ Business

The market for our products and ArkticTM software platform is new and unproven, may decline or may experience limited growth and is dependent in part on companies continuing to adopt our platform and use our products.

We have been developing and providing a software platform that enables organizations to integrate measurement and verification of data usage as well as predictive analytics for baseline machine performance in their hardware products and systems. This market is relatively new and unproven and is subject to a number of risks and uncertainties. The utilization of software platforms by organizations to build measurement, verification, reporting and predictive analytics functionality into their industrial applications is still relatively new, and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase acceptance and use of our platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

We may be found to infringe on the intellectual property rights of others.

The industry has many participants that own, or claim to own, proprietary intellectual property. We license technology, intellectual property and software from third parties for use in our products and may be required to license additional technology, intellectual property and software in the future. In some cases, these licenses provide us with certain pass-through rights for the use of other third party intellectual property. There is no assurance that we will be able to maintain our third-party licenses or obtain new licenses when required and this inability could materially adversely affect our business and operating results and the quality and functionality of our products.

Misappropriation of our intellectual property could place us at a competitive disadvantage.

Our intellectual property is important to our success. We rely or plan to relay on a combination of patent protection, copyrights, trademarks, trade secrets, licenses, non-disclosure agreements and other contractual agreements to protect our intellectual property. Third parties may attempt to copy aspects of our products and technology or obtain information we regard as proprietary without our authorization. If we are unable to protect our intellectual property against unauthorized use by others it could have an adverse effect on our competitive position. Our strategies to deter misappropriation could be inadequate due to the following risks:

●	non-recognition of the proprietary nature or inadequate protection of our methodologies in the foreign countries;

●	undetected misappropriation of our intellectual property;

●	the substantial legal and other costs of protecting and enforcing our rights in our intellectual property; and

●	development of similar technologies by our competitors.

In addition, we could be required to spend significant funds and management resources could be diverted in order to defend our rights, which could disrupt our operations.

Failures or interruption of our products or services due to design flaws and errors, component quality issues, manufacturing defects, technological malfunctions or deficiencies, cyber-attack or other quality issues may result in unanticipated costs or otherwise harm our business.

Our products are comprised of hardware and software that is technologically complex and we are reliant on third parties to provide important components for our products and support for our cloud and connectivity services. It is possible that our products may contain undetected errors, defects or vulnerabilities to hacking attempts, especially when introduced or when new versions are released. As a result, our products may be rejected by our customers leading to loss of business, loss of revenue, additional development and customer service costs, unanticipated warranty claims, payment of monetary damages under contractual provisions and damage to our reputation.

In addition, our cloud and connectivity services, including information systems and telecommunications infrastructure, could be disrupted by technological failures or cyber-attacks which could result in the inability of our customers to receive our services for an indeterminate period of time. Any disruption to our services, such as failure of our network operations centers to function as required, or extended periods of reduced levels of service could cause us to lose customers or revenue, result in delays or cancellations of future implementations of our products and services, result in failure to attract customers, require customer service or repair work that would involve substantial costs, result in loss of customer data, result in litigation, payment of monetary damages under contractual provisions and distract management from operating our business.

We may have difficulty responding to changing technology, industry standards and customer requirements, and therefore be unable to develop new products or services in a timely manner which meet the needs of our customers.

The wireless communications industry is subject to rapid technological change, including evolving industry standards, frequent new product inventions, constant improvements in performance characteristics and short product life cycles. Our business and future success will depend, in part, on our ability to accurately predict and anticipate evolving wireless technology standards and develop products that keep pace with the continuing changes in technology, evolving industry standards and changing customer and end-user preferences and requirements. Our products embody complex technology that may not meet those standards, preferences and requirements. Our ability to design, develop and commercially launch new products depends on a number of factors including, but not limited to, the following:

●	our ability to design and manufacture products or implement solutions and services at an acceptable cost and quality;

●	our ability to attract and retain skilled technical employees;

●	the availability of critical components from third parties;

●	our ability to successfully complete the development of products in a timely manner; and

●	the ability of third parties to complete and deliver on outsourced product development engagements.

A failure by us, or our suppliers, in any of these areas or a failure of new products or services to obtain commercial acceptance, could mean we receive less revenue than we anticipate and we may be unable to recover our research and development expenses.

In addition, wireless communications service providers require that wireless data systems deployed on their networks comply with their own standards, which may differ from the standards of other providers. We may be unable to successfully address these developments on a timely basis or at all. Our failure to respond quickly and cost-effectively to new developments through the development of new products or enhancements to existing products could cause us to be unable to recover significant research and development expenses and reduce our revenues.

We depend on single source suppliers for some components used in our products and if these suppliers are unable to meet our demand, the delivery of our products to our customers may be interrupted.

From time to time, certain components used in our products have been, and may continue to be, in short supply. Such shortages in allocation of components may result in a delay in filling orders from our customers, which may adversely affect our business. In addition, our products are comprised of components some of which are procured from single source suppliers, including where we have licensed certain software embedded in a component. Our single source suppliers may experience damage or interruption in their operations due to unforeseen events, become insolvent or bankrupt, or experience claims of infringement, all of which could delay or stop their shipment of components to us, which may adversely affect our business, operating results and financial condition. If there is a shortage of any such components and we cannot obtain an appropriate substitute from an alternate supplier of components, we may not be able to deliver sufficient quantities of our products to our customers. If such shortages occur, we may lose business or customers and our operating results and financial condition may be materially adversely affected.

We depend on a limited number of third parties to manufacture our products. If they do not manufacture our products properly or cannot meet our needs in a timely manner, we may be unable to fulfill our product delivery obligations and our costs may increase, and our revenue and margins could decrease.

We outsource the manufacturing of our products to contract manufacturers and depend on these manufacturers to meet our needs in a timely and satisfactory manner at a reasonable cost. Third party manufacturers, or other third parties to which such third-party manufacturers in turn outsource our manufacturing requirements, may not be able to satisfy our manufacturing requirements on a timely basis, including by failing to meet scheduled production and delivery deadlines or to meet our product quality requirements or the product quality requirements of our customers. Insufficient supply or an interruption or stoppage of supply from such third-party manufacturers or our inability to obtain additional or substitute manufacturers when and if needed, and on a cost-effective basis, could have a material adverse effect on our business, results of operations and financial condition. Our reliance on third party manufacturers subjects us to a number of risks, including but not limited to the following:

●	potential business interruption due to unexpected events such as natural disasters, labor unrest or geopolitical events;

●	the absence of guaranteed or adequate manufacturing capacity;

●	potential violations of laws and regulations by our manufacturers that may subject us to additional costs for duties, monetary penalties, seizure and loss of our products or loss of our import privileges, and damage to our reputation;

●	reduced control over delivery schedules, production levels, manufacturing yields, costs and product quality;

●	the inability of our contract manufacturers to secure adequate volumes of components in a timely manner at a reasonable cost; and

●	unexpected increases in manufacturing costs.

If we are unable to successfully manage any of these risks or to locate alternative or additional manufacturers or suppliers in a timely and cost-effective manner, we may not be able to deliver products in a timely manner. In addition, our results of operations could be harmed by increased costs, reduced revenues and reduced margins.

Under our manufacturing agreements, in many cases we may be required to place binding purchase orders with our manufacturers well in advance of our receipt of binding purchase orders from our customers. In this situation, we consider our customers’ good faith, non-binding forecasts of demand for our products. As a result, if the number of actual products ordered by our customers is materially different from the number of products we have instructed our manufacturer to build (and to purchase components in respect of), then, if too many components have been purchased by our manufacturer, we may be required to purchase such excess component inventory, or, if an insufficient number of components have been purchased by our manufacturer, we may not be in a position to meet all of our customers’ requirements. If we are unable to successfully manage our inventory levels and respond to our customers’ purchase orders based on their forecasted quantities, our business, operating results and financial condition could be adversely affected.

We depend on wireless network carriers to promote and offer acceptable wireless data services.

Some of our products and our wireless connectivity services can only be used over wireless data networks operated by third parties. Our business and future growth depends, in part, on the successful deployment by network carriers of next generation wireless data and networks and appropriate pricing of wireless data services. We also depend on successful strategic relationships with our network carrier partners and our operating results and financial condition could be harmed if they increase the price of their services or experience operational issues with their networks.

The transmission, use and disclosure of user data and personal information could give rise to liabilities or additional costs as a result of laws, governmental regulations and carrier and other customer requirements or differing views of personal privacy rights.

Our products are used to transmit a large volume of data, including personal information. This information is increasingly subject to legislation and regulations in numerous jurisdictions around the world that is intended to protect the privacy and security of personal information as well as the collection, storage, transmission, use and disclosure of such information.

The interpretation of privacy and data protection laws in a number of jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. In addition, because our products can be sold and used worldwide, certain foreign jurisdictions may claim that we will be required to comply with their laws, even where we have no local entity, employees, or infrastructure.

We could be adversely affected if legislation or regulations are expanded to require changes in our products or business practices, if governmental authorities in the jurisdictions in which we do business interpret or implement their legislation or regulations in ways that negatively affect our business or if end users allege that their personal information was misappropriated as a result of a defect or vulnerability in our products. If we are required to allocate significant resources to modify our products or our existing security procedures for the personal information that our products transmit, our business, results of operations and financial condition may be adversely affected.

Risks Related to SES’s Existing Business and our Acquisition of the SolBright Assets and the Solar Engineering and Installation Sector

Our SES subsidiary engages in Oil to Natural Gas boiler conversion services which are susceptible to fluctuations in energy costs.

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

The services of SES require general contractor services and other supervision which may increase our liability exposure.

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

Both of our operating subsidiaries, SES and Arkados Inc. have sales that are presently concentrated within a few customers. If any of these customers, in particular, the customers that provide the most significant percentage of revenue no longer are customers, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to a significant cash flow problems. See also the risk described as “Dependence on Financing” below.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for our solar energy systems or adversely impact the economics of existing energy contracts.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant reduction in demand for our solar energy systems. For example, utilities commonly charge fees to large, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak-hour pricing policies or other electricity rate designs, such as a lower volumetric rate, would require us to lower the price of our solar energy systems to compete with the price of electricity from the electric grid.

Future changes to government or internal utility regulations and policies could also reduce our competitiveness, cause a significant reduction in demand for our products and services, and threaten the economics of our existing energy contracts. For example, in October 2015, the Hawaii Public Utilities Commission capped the state’s net metering program at existing levels and net energy metering no longer is available to new customers.

We rely on net metering and related policies to offer competitive pricing to our customers in our key states.

Forty-one states, Washington, D.C. and Puerto Rico have a regulatory policy known as net energy metering, or net metering, available to new customers. Each of the states where we currently serve customers has adopted a net metering policy except for Texas, where certain individual utilities have adopted net metering or a policy similar to net metering. Net metering typically allows our customers to interconnect their on-site solar energy systems to the utility grid and offset their utility electricity purchases by receiving a bill credit at the utility’s retail rate for energy generated by their solar energy system that is exported to the grid in excess of the electric load used by the customers. At the end of the billing period, the customer simply pays for the net energy used or receives a credit at the retail rate if more energy is produced than consumed. Utilities operating in states without a net metering policy may receive solar electricity that is exported to the grid when there is no simultaneous energy demand by the customer without providing retail compensation to the customer for this generation.

Our ability to sell solar energy systems and the electricity they generate may be adversely impacted by the failure to expand existing limits on the amount of net metering in states that have implemented it, the failure to adopt a net metering policy where it currently is not in place, the imposition of new charges that only or disproportionately impact customers that utilize net metering or reductions in the amount or value of credit that customers receive through net metering. Our ability to sell solar energy systems and the electricity they generate may also be adversely impacted by the unavailability of expedited or simplified interconnection for grid-tied solar energy systems or any limitation on the number of customer interconnections or amount of solar energy that utilities are required to allow in their service territory or some part of the grid. In addition, utilities in some states, such as SRP in Arizona, imposed additional monthly charges on customers who interconnect solar energy systems installed on their homes. If such charges are imposed, the cost savings associated with switching to solar energy may be significantly reduced and our ability to attract future customers and compete with traditional utility providers could be impacted. If such charges are imposed on existing customers in a way that adversely impacts the economics of existing energy contracts, we could further see an increase in the default rate of existing energy contracts or we may find it necessary to renegotiate our pricing of affected customers.

Limits on net metering, interconnection of solar energy systems and other operational policies in key markets could limit the number of solar energy systems installed in those markets. For example, in late December 2015, the Nevada Public Utilities Commission (PUCN) effectively capped the state’s net metering program at existing levels and net metering no longer was available to new customers. Subsequently, the PUCN modified portions of the new rules to be more favorable for solar customers, including providing grandfathering treatment for existing net metering customers and reopening a specified capacity of net metering for new customers in northern Nevada. However, at this time net metering still is not available to new customers in southern Nevada. If the caps on net metering in key markets are reached and not extended or if the amount or value of credit that customers receive for net metering is significantly reduced or eliminated, future customers will be unable to recognize the current cost savings associated with net metering and existing customers may not recognize the economic benefits that were available at the time their energy contracts were entered into. We rely substantially on net metering when we establish competitive pricing for our prospective customers and the absence of net metering for new customers could greatly limit demand for our solar energy systems.

Our business currently depends on the availability of rebates, tax credits and other financial incentives. The expiration, elimination or reduction of these rebates, credits and incentives may adversely impact our business.

U.S. federal, state and local government bodies provide incentives to end users, distributors, system integrators and manufacturers of solar energy systems to promote solar electricity in the form of rebates, tax credits and other financial incentives such as system performance payments, payments for renewable energy credits associated with renewable energy generation and the exclusion of solar energy systems from property tax assessments. We rely on these governmental rebates, tax credits and other financial incentives to lower our cost of capital and to encourage fund investors to invest in our funds. These incentives enable us to lower the price we charge customers for energy and for our solar energy systems. However, these incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as solar energy adoption rates increase. These reductions or terminations often occur without warning.

The federal government currently offers a 30% investment tax credit under Section 48(a)(3) and Section 25D of the IRC, or the Federal ITC, for the installation of certain solar power facilities. Additionally, under Section 48, energy storage systems that are installed at the time of the solar power facility and, as required by IRS guidelines, store the energy of the solar power facility, are also eligible for the Federal ITC. The credit under Section 48(a)(3) has been modified to remain at 30% of qualified expenditures for a commercial solar energy system that commences construction by December 31, 2019, then decline to 26% for systems that commence construction by December 31, 2020 and to 22% for systems that commence construction by December 31, 2021. The credit is scheduled to decline to a permanent 10% effective January 1, 2022. Historically, we have utilized the Section 48 commercial credit when available for both our residential and commercial leases and power purchase agreements, based on ownership of the solar energy system. The credit under Section 25D has been modified to remain 30% of qualified expenditures for a residential solar energy system owned by the homeowner that is placed in service by December 31, 2019, then decline to 26% for systems placed in service by December 21, 2020, and to 22% for systems placed in service by December 31, 2021. The credit is scheduled to expire effective January 1, 2022. Loan product customers can currently claim the Section 25D investment tax credit. Customers who purchase their solar energy systems for cash are also eligible to claim the Section 25D investment tax credit.

Reductions in, eliminations of, or expirations of, governmental incentives could adversely impact our results of operations and ability to compete in our industry by increasing our cost of capital, causing us to increase the prices of our energy and solar energy systems and reducing the size of our addressable market. In addition, this would adversely impact our ability to attract investment partners and to form new financing funds and our ability to offer attractive financing to prospective customers.

Our business depends in part on the regulatory treatment of third-party owned solar energy systems.

Our leases and power purchase agreements are third-party ownership arrangements. Sales of electricity by third-parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems, whether third-party owned systems are eligible at all for these incentives and whether third-party owned systems are eligible for net metering and the associated significant cost savings. In some states and utility territories, third-parties that own solar energy systems are limited in the way that they may deliver solar energy to their customers. In jurisdictions such as Arizona, Florida, Kentucky, North Carolina, Oklahoma and the Los Angeles Department of Water and Power service territory, laws have been interpreted to prohibit the sale of electricity pursuant to our standard power purchase agreement. This has led us and other solar energy system providers that utilize third-party ownership arrangements to offer leases rather than power purchase agreements in such jurisdictions. Imposition of such limitations in additional jurisdictions or reductions in, or eliminations of, incentives for third-party owned systems could reduce demand for our systems, adversely impact our access to capital and cause us to increase the price we charge our customers for energy.

We need to enter into additional and substantial financing arrangements to facilitate our customers’ access to our solar energy systems, and if this financing is not available to us on acceptable terms, if and when needed, our ability to grow our business would be materially adversely impacted.

Our future success depends on our ability to raise capital from third-party fund investors to help finance the deployment of our residential and commercial solar energy systems. In particular, our strategy is to reduce the cost of capital through these arrangements to improve our margins, offset future reductions in government incentives and maintain the price competitiveness of our solar energy systems. If we are unable to establish new financing funds for third-party ownership arrangements when needed, or on desirable terms, to enable our customers’ access to our solar energy systems with little or no upfront cost, we may be unable to finance installation of our customers’ systems, or our cost of capital could increase and our liquidity may be significantly constrained, any of which would have a material adverse effect on our business, financial condition and results of operations. To date, we have raised capital sufficient to finance installation of our customers’ solar energy systems from a number of financial institutions and other large companies (including some that may be considered competitors to Tesla). In the past, challenges raising new funds have caused us to delay customer installations for brief periods of time.

The availability of this tax-advantaged financing depends upon many factors, including:

●	the continued confidence of banks and other financing sources in the solar energy industry and the quality of our customer contracts;

●	the state of financial and credit markets, and the liquidity needs of banks and other financing sources;

●	our ability to compete with other renewable energy companies for the limited number of potential fund investors, each of which has limited funds and limited appetite for the tax benefits associated with these financings;

●	changes in the legal or tax risks associated with these financings;

●	non-renewal of government incentives or decreases in the associated benefits; and

●	no adverse changes in the regulatory environment affecting the economics of our existing energy contracts.

Under current law, the Federal ITC will be reduced from 30% of the cost of solar energy systems to 26% of the cost of solar energy systems for systems that commence construction by December 31, 2020, and then reduced again to 22% of the cost of solar energy systems for systems that commence construction by December 31, 2021, until the Section 25D investment tax credit expires and the Section 48(a)(3) investment tax credit declines to a permanent 10% effective January 1, 2022.

In addition, U.S. Treasury grants are no longer available for new solar energy systems. Moreover, potential fund investors must remain satisfied that the structures we offer make the tax benefits associated with solar energy systems available to these investors, which depends both on the investors’ assessment of the tax law and the absence of any unfavorable interpretations of that law. Changes in existing law and interpretations by the Internal Revenue Service and the courts could reduce the willingness of fund investors to invest in funds associated with these solar energy system investments. In addition, changes by state energy regulators impairing the economics of existing energy contracts causing an increased risk of default may also reduce the willingness of fund investors to invest. We cannot assure you that this type of financing will be available to us. If, for any reason, we are unable to finance solar energy systems through tax-advantaged structures or if we are unable to realize or monetize depreciation benefits, we may no longer be able to provide solar energy systems to new customers on an economically viable basis. This would have a material adverse effect on our business, financial condition and results of operations.

Solar energy has yet to achieve broad market acceptance and depends on continued support in the form of performance-based incentives, rebates, tax credits and other incentives from federal, state, local and foreign governments. If this support diminishes, our ability to obtain external financing, on acceptable terms or otherwise, could be materially adversely affected.

Our ability to draw on financing commitments is subject to the conditions of the agreements underlying our financing funds, including the mix of types of energy contracts that we contribute and measures of customer credit. If we do not satisfy such conditions due to events related to our business or a specific financing fund, developments in our industry (including related to the Department of Treasury Inspector General investigation) or otherwise, and as a result we are unable to draw on existing commitments, it could have a material adverse effect on our business, liquidity, financial condition and prospects. If any of the financial institutions or large companies that currently invest in our financing funds decide not to invest in future financing funds due to general market conditions, concerns about our business or prospects, the pendency of the Department of Treasury Inspector General investigation or any other reason, or materially change the terms under which they are willing to provide future financing, we may be unable to raise sufficient financing to engage in the third-party ownership arrangements that have fueled our growth to date.

We may be unable to successfully integrate the SolBright Assets or the SolBright business that we have acquired.

Our failure to successfully complete the integration of the SolBright Assets and the related SolBright business projects that we acquired on May 1, 2017 could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Integration challenges may include the following:

●	assimilating the acquired business’ operations products and personnel with existing operations, products and personnel;

●	estimating the capital, personnel and equipment required for the acquired business based on the historical experience of our management and SolBright’s former management team that now works for us with the business they are familiar with;

●	minimizing potential adverse effects on existing business relationships with other suppliers and customers;

●	successfully developing and marketing the SolBright-branded products and services;

●	entering markets in which we have limited or no prior experience; and

●	coordinating our efforts throughout various distant localities and time zones.

Our acquisition of the SolBright Assets may subject us to additional unknown risks which may affect our future business and cause a reduction in our revenues.

In completing the SolBright Assets acquisition, we relied on the representations and warranties and indemnities made by the sellers with respect to the acquisition as well as our own due diligence investigation. We cannot assure you that such representations and warranties were true and correct in all material respects or that our due diligence did not fail to uncover all materially adverse facts relating to the operations and financial condition of the acquired SolBright Assets or the related ongoing SolBright projects.

A material drop in the retail price of utility-generated electricity would particularly adversely impact our ability to attract commercial customers.

We expect that commercial customers will comprise a significant component of the new business we expect to develop through SES as a result of our acquisition of the SolBright Assets. The commercial market for energy is particularly sensitive to price changes, and if we are unable to offer solar energy systems in commercial markets that are competitive with retail electricity available through local sources, our new SES business would be harmed because we would be at a competitive disadvantage compared to other energy providers and may be unable to attract new commercial customers.

A material drop in the retail price of utility-generated electricity or electricity from other sources would harm the business we expect to develop with the acquisition of the SolBright Assets and as a result, our financial condition and results of operations could suffer.

We believe that a customer’s decision to buy a renewable energy system from SES will primarily be driven in part by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or other renewable energy sources would harm SES’s ability to offer competitive systems’ pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

●	the construction of a significant number of new power generation plants, including nuclear, coal, natural gas or renewable energy technologies;

●	the construction of additional electric transmission and distribution lines;

●	a reduction in the price of natural gas, including as a result of new drilling techniques or a relaxation of associated regulatory standards;

●	the development of energy conservation technologies and public initiatives to reduce electricity consumption; and

●	the development of new renewable energy technologies that provide less expensive energy.

A reduction in utility electricity prices would make the purchase of our solar energy systems less economically attractive. In addition, a shift in the timing of peak rates for utility-generated electricity to a time of day when solar energy generation is less efficient could make our solar energy system offerings less competitive and reduce demand for our products and services. If the retail price of energy available from utilities were to decrease for any reason, we would be at a competitive disadvantage. As a result of these or similar events impacting the economics of our newly acquired business, we may be unable to attract customers.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for solar energy systems such as those we expect to sell through SES as a result of the acquisition of the SolBright Assets.

Federal, state and local government regulations and policies concerning the electric utility industry, utility rate structures, interconnection procedures, internal policies and regulations promulgated by electric utilities, heavily influence the market for electricity generation products and services. These regulations and policies often relate to electricity pricing and the interconnection of customer-owned electricity generation. In the United States, governments and utilities continuously modify these regulations and policies. These regulations and policies could deter potential customers from purchasing renewable energy, including solar energy systems. This could result in a significant difficulty in our ability to sell our new solar energy systems. For example, utilities commonly charge fees to large, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could increase our customers’ cost to use our systems and make our product offerings less desirable, thereby harming our business, prospects, financial condition and results of operations. In addition, depending on the region, electricity generated by solar energy systems competes most effectively with higher priced peak-hour electricity from the electric grid, rather than the lower average price of electricity. Modifications to the utilities’ peak-hour pricing policies or other electricity rate designs, such as a lower volumetric rate, could require us to lower the prices of our solar energy systems to compete with the price of electricity from the electric grid.

Future changes to government or internal utility regulations and policies could also reduce our competitiveness, cause a significant reduction in demand for products and services such as those we expect to offer through SES.

We depend on a limited number of suppliers of solar energy system components and technologies to adequately meet anticipated demand for our solar energy systems. Due to the limited number of suppliers in our industry, the acquisition of any of these suppliers by a competitor or any shortage, delay, price change, imposition of tariffs or duties or other limitation in our ability to obtain components or technologies we use could result in sales and installation delays, cancellations and damage to our reputation.

We purchase solar panels, inverters and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we fail to develop, maintain and expand our relationships with our suppliers, our ability to adequately meet anticipated demand for our solar energy systems may be adversely affected, or we may only be able to offer our systems at higher costs or after delays. If one or more of the suppliers that we rely upon to meet anticipated demand ceases or reduces production due to its financial condition, acquisition by a competitor or otherwise, is unable to increase production as industry demand increases or is otherwise unable to allocate sufficient production to us, it may be difficult to quickly identify alternative suppliers or to qualify alternative products on commercially reasonable terms, and our ability to satisfy this demand may be adversely affected. There are a limited number of suppliers of solar energy system components and technologies. While we believe there are other sources of supply for these products available, transitioning to a new supplier may result in additional costs and delays in acquiring our solar products and deploying our systems, and may require us to obtain the approval of our financing partners in order to utilize new products. These issues could harm our business or financial performance.

There have also been periods of industry-wide shortages of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead-time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. The solar industry is growing and, as a result, shortages of key components, including solar panels, may be more likely to occur, which in turn may result in price increases for such components. Even if industry-wide shortages do not occur, suppliers may decide to allocate key components with high demand or insufficient production capacity to more profitable customers, customers with long-term supply agreements or customers other than us and our supply of such components may be reduced as a result.

Our suppliers often incur a significant amount of their costs by purchasing raw materials and generating operating expenses in foreign currencies, if the value of the U.S. dollar depreciates significantly or for a prolonged period of time against these other currencies this may cause our suppliers to raise the prices they charge us, which could harm our financial results. In addition, the U.S. government has imposed tariffs on solar cells produced and assembled in China and Taiwan, and it is unclear what actions the new U.S. presidential administration may take with respect to existing and proposed trade agreements, or restrictions on trade generally. The existing tariffs, and any new tariffs, duties or other restraints, or shortages, delays, price changes or other limitation in our ability to obtain components or technologies we use could limit our growth, cause cancellations or adversely affect our profitability, and result in loss of market share and damage to our brand.

If we cannot compete successfully against other solar and energy companies, we may not be successful in maximizing our acquisition of the SolBright Assets and our business will suffer.

The solar and energy industries are characterized by intense competition and rapid technological advances, both in the United States and internationally. We will compete with a number of existing and future technologies, product candidates developed, manufactured and marketed by others and other renewable energy systems providers. Many of these competitors have validated technologies with products already in various stages of development and large system installations in place. In addition, many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs and/or have substantially greater financial resources than we do, as well as significantly greater experience.

We compete with solar companies with business models that are similar to ours. In addition, we compete with solar companies in the downstream value chain of solar energy. For example, we face competition from purely finance driven organizations that acquire customers and then subcontract out the installation of solar energy systems, from installation businesses that seek financing from external parties, from large construction companies and utilities, and increasingly from sophisticated electrical and roofing companies. Some of these competitors specialize in the commercial, municipal and military solar energy markets, and some may provide energy solutions at lower costs than we do. Further, some of our competitors are integrating vertically in order to ensure supply and to control costs. Many of our competitors also have significant brand name recognition and have extensive knowledge of our target markets. For us to be competitive in our new renewable energy sector pursuits, we must distinguish ourselves from our competitors through fully exploiting our competitive advantages acquired with the SolBright Assets at various points in the value chain. If our competitors develop an integrated approach similar to ours including sales, financing, engineering, manufacturing, installation, maintenance and monitoring services, this could reduce our marketplace differentiation.

Because we will be competing against significantly larger companies with established track records and much greater financial resources, we will have to demonstrate that, based on experience, and other factors, our products, are competitive with other products or we may not be able to reach or maintain profitable sales levels.

Risks Related to Our Financial Condition

Dependence on financing and losses for the foreseeable future.

Our independent registered public accounting firm has issued its audit opinion on our consolidated financial statements appearing in this Annual Report on Form 10-K, including an explanatory paragraph as to substantial doubt with the respect to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the fiscal year ended May 31, 2017, our net loss was $3,347,606. As of May 31, 2017, we had an accumulated deficit of $46,548,545 and a working capital deficit of $1,761,728. These factors raise substantial doubt about our ability to continue as a going concern, within one year from the issuance date of this filing. Our ability to continue as a going concern is dependent on our ability to raise the required additional capital or debt financing to meet short and long-term operating requirements. We may also encounter business endeavors that require significant cash commitments or unanticipated problems or expenses that could result in a requirement for additional cash. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict our operations. If we are unable to obtain the necessary capital, we may have to cease operations. For additional information, see Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Going Concern.”

Dependence on financing and losses for the foreseeable future.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses, and we expect that operating losses will continue into the near term. As of May 31, 2017, we had current liabilities of $4,962,424 and current assets of $3,200,696. We had a working capital deficiency of $1,761,728. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought, and will continue to seek, various sources of financing, but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

Our ability to generate positive cash flows is uncertain.

To develop and expand our business, we will need to make significant up-front investments in our manufacturing capacity and incur research and development, sales and marketing and general and administrative expenses. In addition, our growth will require a significant investment in working capital. Our business will require significant amounts of working capital to meet our project requirements and support our growth.

We cannot provide any assurance that we will be able to raise the capital necessary to meet these requirements. If adequate funds are not available or are not available on satisfactory terms, we may be required to significantly curtail our operations and may not be able to fund our current production requirements - let alone fund expansion, take advantage of unanticipated acquisition opportunities, develop or enhance our products, or respond to competitive pressures. Any failure to obtain such additional financing could have a material adverse effect on our business, results of operations and financial condition.

Because we may never have net income from our operations, our business may fail.

We have no history of profitability from operations. There can be no assurance that we will ever operate profitably. Our success is significantly dependent on uncertain events, including successful development of our technologies, establishing satisfactory manufacturing arrangements and processes, and distributing and selling our products. If we are unable to generate significant revenues from sales of our products, we will not be able to earn profits or continue operations. We can provide no assurance that we will generate any revenues or ever achieve profitability. If we are unsuccessful in addressing these risks, our business will fail and investors may lose all of their investment in our Company.

We need to raise additional funds and such funds may not be available on acceptable terms or at all.

We may consider issuing additional debt or equity securities in the future to fund our business plan, for potential acquisitions or investments, or for general corporate purposes. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. We may not be able to obtain financing on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities or respond to competitive pressures.

Our margins fluctuate which leads to further uncertainty in our profitability model.

While we will have the potential ability to negotiate prices that benefit our clients and affect our profitability as it garners market-share and increases our book of business, margins in the software and solar businesses are fluid, and our margins vary based upon production volume and the customer. This may lead to continued uncertainty in margins from quarter to quarter.

Risks Related to Our Common Stock and Its Market Value

We have limited capitalization and may require financing, which may not be available.

We have limited capitalization, which increases our vulnerability to general adverse economic and industry conditions, limits our flexibility in planning for or reacting to changes in our business and industry and may place us at a competitive disadvantage to competitors with sufficient or excess capitalization. If we are unable to obtain sufficient financing on satisfactory terms and conditions, we will be forced to curtail or abandon our plans or operations. Our ability to obtain financing will depend upon a number of factors, many of which are beyond our control.

A limited public trading market exists for our common stock, which makes it more difficult for our stockholders to sell their common stock in the public markets. Any trading in our shares may have a significant effect on our stock prices.

Although our common stock is listed for quotation on the OTC Marketplace, Pink Tier, under the symbol “AKDS”, the trading volume of our stock is limited and a market may not develop or be sustained. As a result, any trading price of our common stock may not be an accurate indicator of the valuation of our common stock. Any trading in our shares could have a significant effect on our stock price. If a more liquid public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. No assurance can be given that an active market will develop or that a stockholder will ever be able to liquidate its shares of common stock without considerable delay, if at all. Many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

●	our stock being held by a small number of persons whose sales (or lack of sales) could result in positive or negative pricing pressure on the market price for our common stock;

●	actual or anticipated variations in our quarterly operating results;

●	changes in our earnings estimates;

●	our ability to obtain adequate working capital financing;

●	changes in market valuations of similar companies;

●	publication (or lack of publication) of research reports about us;

●	changes in applicable laws or regulations, court rulings, enforcement and legal actions;

●	loss of any strategic relationships;

●	additions or departures of key management personnel;

●	actions by our stockholders (including transactions in our shares);

●	speculation in the press or investment community;

●	increases in market interest rates, which may increase our cost of capital;

●	changes in our industry;

●	competitive pricing pressures;

●	our ability to execute our business plan; and

●	economic and other external factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”, as that term is defined in SEC Rule 3a51-1, which generally provides that “penny stock”, is any equity security that has a market price (as defined) less than US$5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, including Rule 15g-9, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities and reduces the number of potential investors. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

According to SEC Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include: (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the future volatility of our share price.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on our common stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

The existence of indemnification rights to our directors, officers and employees may result in substantial expenditures by our Company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain indemnification provisions for our directors, officers and employees, although we have not entered into indemnification agreements with our sole officer and director, Terrence DeFranco. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent financial fraud. As a result, current and potential stockholders could lose confidence in our financial reporting.

We are subject to the risk that sometime in the future, our independent registered public accounting firm could communicate to the board of directors that we have deficiencies in our internal control structure that they consider to be “significant deficiencies.” A “significant deficiency” is defined as a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is more than a remote likelihood that a material misstatement of the entity’s financial statements will not be prevented or detected by the entity’s internal controls.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed. We are required to document and test our internal control procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), which requires our management to annually assess the effectiveness of our internal control over financial reporting.

We currently are not an “accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to include an internal control report with our Annual Report on Form 10-K. That report must include management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. This report must also include disclosure of any material weaknesses in internal control over financial reporting that we have identified. As of March 31, 2017, the management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Management concluded, during the fiscal year ended March 31, 2017, that the Company’s internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses. A material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition. For additional information, see Item 9A – Controls and Procedures.

Our intended business, operations and accounting are expected to be substantially more complex than they have been in the past. It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we are unable to maintain the adequacy of our internal controls, as those standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and cause investors to lose confidence in our reported financial information, either of which could adversely affect the value of our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of our common stock could fall. These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. Amendments to Rule 144, effective in February 2008, also substantially reduce holding periods and eliminate burdens such as filing notices sale for non-affiliated holders. The amendments to Rule 144 are applicable to the purchasers of securities prior to and following the effective date of the amendments.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 211 warren Street, Suite 219, Newark, NJ 07103. Effective October 1, 2014, and as amended on January 15, 2015 and January 15, 2016, we entered into a lease agreement for 960 square feet office space located at such address for a total monthly rental of $2,034. On January 15, 2017, we renewed the lease for 385 square feet for an additional one-year term for a total monthly rental of $930.

Through our SES subsidiary, we lease the following properties:

●              Office lease located at 500 North Broadway, Suites 155 Jericho, New York 11753. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires on September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes and other occupancy costs for the premises.

●              Office lease located at 701 East Bay Street, Suite 302, Charleston, South Carolina. The facility is approximately 1,910 square feet and occupied pursuant to a lease that commenced on May 1, 2016 and expires on August 31, 2021. The average annual rent over the term is $66,326. This amount does not include taxes and other occupancy costs for the premises.

Our registered agent is Registered Office Service Company, located at 203 NE Front Street, Suite 101, Milford, Delaware 19963.

ITEM 3. LEGAL PROCEEDINGS

We may be involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements. We know of no material proceedings in which we or either of our subsidiaries is a party. We may be involved in legal proceedings in the ordinary course of our business. Although our management cannot predict the ultimate outcome of these legal proceedings with certainty, it believes that the ultimate resolution of our legal proceedings, including any amounts we may be required to pay, will not have a material effect on our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets, Pink Tier, under the symbol “AKDS.” Set forth below are the range of high and low bid quotations for the period indicated as reported by the OTC Markets Group (www.otcmarkets.com). The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
May 31, 2017	$1.74	$0.65
February 28, 2017	$1.40	$0.95
November 30, 2016	$1.74	$0.60
August 31, 2016	$1.04	$0.60
May 31, 2016	$1.00	$0.26
February 29, 2016	$1.05	$0.25
November 30, 2015	$1.75	$0.75
August 31, 2015	$1.90	$1.01

Transfer Agent

Our transfer agent is VStock Transfer LLC, and is located at 18 Lafayette Place, Woodmere, NY 11598. Their telephone number is (212) 828-8436 and their website is www.vstocktransfer.com.

Holders of Common Stock

As of September 12, 2017, there were 218 shareholders of record of our common stock. As of such date, 21,673,403 shares were issued and outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to increase our working capital and do not anticipate paying any cash dividends in the foreseeable future.

Stock-Based Compensation

For information on securities authorized for issuance under our equity compensation plans, see “Item 11. Executive Compensation” below.

Recent Sales of Unregistered Securities

The following transactions affected the Company’s Stockholders’ Equity (Deficiency) for Fiscal Year 2017:

a.            On October 13, 2016, the Company issued 400,000 shares of its common stock for consulting services to two consulting firms. The shares were valued at $0.67 at the time resulting in $268,000 in stock based compensation.

b.            On October 28, 2016, the Company issued 20,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 6).

c.            On November 11, 2016, the Company issued 50,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 6).

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

h.            On March 23, 2017, the Company issued 44,403 shares of its common stock to an employee in connection with their cashless exercise of stock options.

i.             On May 1, 2017, the Company completed a financing transaction pursuant to which the Company sold its 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,500,000 to certain accredited investors. The Company issued warrants to the investors in this offering to purchase 2,500,000 shares of the Company’s common stock.

j.             On April 27, 2017, the Company closed a private placement of $899,999 in principal amount of its 9% Convertible Promissory Notes and common stock purchase warrants to purchase 1,279,998 shares of the Company’s common stock to two accredited investor entities.

k.           On May 1, 2017, the Company closed a private placement of its common stock and units to accredited investors in which it raised $1,230,000 through the sale of 2,050,002 shares of its common stock and three-year warrants to purchase 2,050,002 shares of its common stock at an exercise price of $1.00 per share. An additional investor participated in this offering by converting $100,000 in aggregate principle amount of an outstanding convertible note, plus accrued but unpaid interest, into 169,886 shares of Company common stock and warrants to purchase 169,886 shares of Company common stock.

l.            In connection with the May 1, 2017 Asset Purchase Agreement, the Company issued to SolBright 4,000,000 shares of the Company’s common stock at one dollar per share (the “Common Stock Consideration”). The Common Stock Consideration is subject to anti-dilution protection if, within 120 days of the closing of the Asset Purchase, the Company sells shares of its common stock at a price per share that is less than one dollar per share, in which case the Company shall issue additional shares of common stock to SolBright so that the total number of shares the Company has issued to SolBright equals $4,000,000 divided by such lower price per share.

m.           On May 1, 2017, the Company issued 100,000 shares of its common stock to a law firm for services with a fair value of $128,000.

n.            On May 16, 2017, the Company issued 447,552 shares of its common stock to a note holder in a cashless exercise of 831,168 warrants.

o.            On May 22, 2017, the Company issued 60,000 shares of its common stock to a consultant for services with a fair value of $60,300.

p.           In April and May 2017, the Company issued a total of 159,5952 shares of its common stock to a note holder in connection with the amendment and settlement of two convertible promissory notes totaling $77,000.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2017, we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 7 contains forward-looking statements within the meaning of the federal securities laws. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see Item 1 – Our Business – “Forward-Looking Statements.”

Use of Generally Accepted Accounting Principles (“GAAP”) Financial Measures

We use United States GAAP financial measures in the section of this report captioned “Management’s Discussion and Analysis or Plan of Operation” (MD&A), unless otherwise noted. All of the GAAP financial measures used by us in this report relate to the inclusion of financial information. This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. All references to dollar amounts in this section are in United States dollars, unless expressly stated otherwise. Please see Item 1A - “Risk Factors” for a list of our risk factors.

Overview

Arkados Group, Inc., a Delaware corporation, was incorporated in 1998. We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by STMicroelectronics, Inc., a Delaware corporation (“ST Micro”). We currently carry out our activities through our wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”), and SolBright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC), a Delaware limited liability company (“SES”). We deliver technology solutions for building and machine automation and energy conservation and provide energy conservation services such as LED lighting retrofits, HVAC system retrofits and solar engineering, procurement and construction services. Our focus is towards the development and commercialization of an Internet of Things software platform that supports Big Data applications that complement our energy management services that lower costs for commercial and industrial facilities owners and managers. Our principal offices are located in Newark, New Jersey at the Economic Development Corporation at the New Jersey Institute of Technology.

On May 1, 2017, we acquired substantially all of the assets and certain liabilities of SolBright Renewable Energy, LLC (“SolBright RE”), used in the operation of SolBright RE’s solar engineering, procurement and construction business (the “SolBright Assets”).

We have two wholly-owned subsidiaries including Arkados, Inc. and SolBright Energy Solutions, LLC.

Significant Events During Fiscal Year Ended May 31, 2017

Partnership with SparkFund

On February 15, 2017, the Company formed a partnership with SparkFund, a financial technology company located in Washington, DC to offer commercial and industrial facilities managers and owners a unique subscription model for energy conservation services. Through the As-A-Service model, the large capital expenditure associated with energy conservation measures, such as an LED lighting retrofit, is converted into a no-money-down subscription service. The benefits of this model include a reduction in upfront costs, a reduction in operations and maintenance costs and protection from obsolete materials. Additionally, the Company’s ArkticTM Energy Measurement and Verification (EM&V) platform is embedded with this subscription model to provide verification of energy savings with granular, real-time data gathering and provide insights into additional ways to reduce energy consumption. The Company believes that the introduction of the As-A-Service model is unique in that it revolutionizes how customers pay for energy conservation by eliminating the upfront cost associated with these activities, provides for a single monthly payment that covers installation, repairs, monitoring and ongoing service. Within this model, the ArkticTM EM&V platform offers customers a state-of-the-art, advanced Internet of Things platform that leverages data gathering and analytics to further reduce energy consumption.

Acquisition of SolBright Assets

On May 1, 2017, the Company completed an acquisition (the “Asset Purchase”) pursuant to an Asset Purchase Agreement dated May 1, 2017 (the “Asset Purchase Agreement”) with SolBright RE, pursuant to which the Company has acquired substantially all of the assets, and certain specified liabilities, of SolBright used in the operation of SolBright’s solar engineering, procurement and construction business (the “SolBright Assets”, the transaction shall collectively be referred to herein as the “Acquisition”). The Asset Purchase Agreement and the Acquisition were approved by the board of directors of the Company and the sole manager and members of SolBright.

In consideration for the purchase of the SolBright Assets, the Company delivered to SolBright (i) $3,000,000 in cash (the “Cash Payment”), (ii) a Secured Promissory Note in the principal amount of $2,000,000 (the “Secured Promissory Note”), described below, (iii) a Convertible Promissory Note in the principal amount of $6,000,000 (“Preferred Stock Note”), described below, and (iv) the Common Stock Consideration, described below.

The Secured Promissory Note matures on May 1, 2020 barring any events of default, an equity financing in which the Company issues equity securities which yield gross cash proceeds to the Company of at least $10,000,000 (excluding redeemable or convertible notes) or a change of control of the Company. The Company shall make prepayments of principal on a quarterly basis pursuant to the terms of the Secured Promissory Note if such funds are available. The Secured Promissory Note bears interest at 15% per annum, payable on a quarterly basis with the first payment due on May 31, 2017. The Secured Promissory Note is secured with a second priority lien on the accounts receivable of the Company relating to the solar engineering, procurement and construction business of SolBright acquired by the Company pursuant to the Asset Purchase Agreement, with such lien being junior only to the first priority security position granted pursuant to the Note Purchase Agreement and the Security Agreement, both dated May 1, 2017, described in (b) below.

The Preferred Stock Note matures on July 31, 2018 barring any demands following an event of default, provided that the Company shall make prepayments of principal on a quarterly basis pursuant to the terms of the Preferred Stock Note if such funds are available. The Preferred Stock Note bears interest at 4% per annum, provided that upon and during an event of default it shall bear interest at 12% per annum. Interest is payable quarterly in arrears commencing on May 1, 2017 and on the first business day of each August, November, February and May thereafter. The Preferred Stock Note will automatically convert on the date that the Company’s Certificate of Designation is filed with the State of Delaware’s Secretary of State and becomes effective into a number of shares of the Company’s Series A 4% Convertible Preferred Stock, par value $0.0001 per share, equal to the outstanding principal and interest on the Preferred Stock Note divided by $1.50 per share, as adjusted for any stock splits, stock dividends, recapitalizations, combinations and the like that may occur prior to such conversion. The Company has agreed in the Asset Purchase Agreement to take the actions required for the automatic conversion of the Preferred Stock Note promptly following the closing of the Asset Purchase.

In connection with the Asset Purchase Agreement, and in addition to the consideration represented by the Cash Payment, the Secured Promissory Note and the Preferred Stock Note, the Company issued to SolBright 4,000,000 shares of Company’s common stock at one dollar per share (the “Common Stock Consideration”). The Common Stock Consideration is subject to anti-dilution protection if, within 120 days of the closing of the Asset Purchase, the Company sells shares of its common stock at a price per share that is less than one dollar per share, in which case the Company shall issue additional shares of common stock to SolBright so that the total number of shares the Company has issued to SolBright equals $4,000,000 divided by such lower price per share.

We allocated the purchase price of the business we acquired to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquired IP/technology, customer base and tradenames/Trademarks are recognized at fair value. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets. Direct transaction costs associated with the business combination are expensed as incurred. The allocation of the consideration transferred in certain cases may be subject to revision based on the final determination of fair values during the measurement period, which may be up to one year from the acquisition date. We included the results of operations of the business that we acquired in the consolidated results prospectively from the date of acquisition, when control was obtained.

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method over their estimated period of useful life, which is determined by identifying the period over which the cash flows are expected to be generated.

Goodwill represents the excess of the purchase price of an acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually (at fiscal year-end), at the reporting unit level or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded. Any negative change in the future to the income approach based on discounted cash flows of a number of assumptions (including the expected cash flows, discount rate, growth rate and terminal rate) will result in an impairment. There can be no assurance that an impairment may not occur in future periods.

Results of Operations

Comparison of the Fiscal Years Ended May 31, 2017 and May 31, 2016

A comparison of the Company’s operating results for the fiscal years ended May 31, 2017 and May 31, 2016 are as follows:

For the year ended May 31, 2017

	Arkados	SES (f.k.a. AES)	Total
Revenue	$79,327	$2,267,484	$2,346,811
Cost of Sales	18,096	1,642,197	1,660,293
Gross Profit	61,231	625,287	686,518
Operating Expenses	2,992,000	600,057	3,592,057
Operating Income (Loss)	(2,930,769)	25,230	(2,905,539)
Other Income (Expenses)	(477,067)	35,000	(442,067)
Loss – Before Tax	$(3,407,836)	$60,230	$(3,347,606)

For the year ended May 31, 2016

	Arkados	SES (f.k.a. AES)	Total
Revenue	$730,249	$1,140,781	$1,871,030
Cost of Sales	3,000	906,902	909,902
Gross Profit	727,249	233,879	961,128
Operating Expenses	2,898,582	1,141,458	4,040,040
Operating Income (Loss)	(2,171,333)	(907,579)	(3,078,912)
Other Income (Expenses)	(30,419)	—	(30,419)
Loss – Before Tax	$(2,201,752)	$(907,579	$(3,109,331)

The variances between fiscal years ending May 31, 2017 and 2016 were as follows:

	Arkados	SES (f.k.a. AES)	Total
Revenue	$(650,922)	$1,126,703	$475,781
Cost of Sales	15,096	735,295	750,391
Gross Profit	(666,018)	391,408	(274,610)
Operating Expenses	93,418	(541,401)	(447,983)
Operating Income (Loss)	(759,436)	932,809	173,373
Other Income (Expenses)	(446,648)	35,000	(411,648)
Loss – Before Tax	$(1,206,084)	$967,809	$(238,275)

Revenues and Gross Margins

Revenues increased by $475,781, or 25%, from the prior year as a result of an increased customer base and the revenues recognized from the SolBright Acquisition for the month of May 2017.

Gross profit decreased $274,610 mostly due to costs incurred as a result of the SolBright Acquisition.

Operating Loss

Loss from operations for the years ended May 31, 2017 and 2016 was $2,905,539 and 3,078,912, respectively. The decrease in operating loss is primarily due to increased sales as a result of the SolBright acquisition and a decrease in operating expenses.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2017, we had cash on hand of $469,845 and a working capital deficiency of $1,761,728, as compared to cash on hand of $56,172 and a working capital deficiency of $1,582,246 as of May 31, 2016. The decrease in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well as new convertible debt acquired during the year ended May 31, 2017.

AIP Financing

On May 1, 2017, the Company completed a financing transaction with AIP Asset Management Inc. (the “Security Agent”), AIP Global Macro Fund, LP (“AGMF”), AIP Global Macro Class (“AGMC”) and AIP Canadian Enhance Income Class (“ACEIC” and together with AGMF and AGMC, collectively, “AIP”), pursuant to which the Company raised additional capital by issuing 10% Secured Convertible Promissory Notes (the “Secured Notes”) in the aggregate principal amount of $2,500,000 to AIP and AIP Private Capital Inc. (collectively, the “Holders”) in accordance with the terms of the Note Purchase Agreement dated May 1, 2017 (the “Purchase Agreement”) with AIP (the “AIP Financing”). In connection with the issuance of the Secured Notes, the Company and its subsidiaries entered into a Security Agreement dated May 10, 2017 (the “Security Agreement”) with the Security Agent, pursuant to which the Company granted the Security Agent a security interest in substantially all assets of the Company and its subsidiaries. In addition, pursuant to the Note Purchase Agreement, the Company issued warrants (the “AIP Warrants”) to the Holders to purchase 2,500,000 shares of the Company’s common stock, subject to adjustment for certain events, such as stock splits and stock dividends, at an exercise price of $1.00 per share, and which have three-year terms.

The principal amount of the Secured Notes exceeds the cash consideration paid by the Holders for such notes, with such excess representing a 15% original issue discount. The Secured Notes mature on May 1, 2018 unless earlier converted pursuant to the terms of the Purchase Agreement. The Secured Notes bear interest at 10% per annum, provided that during an Event of Default (as defined in the Purchase Agreement) it shall bear interest at 20% per annum, payable on a monthly basis. The Secured Notes are secured with a first priority lien as set forth in the Security Agreement. The outstanding principal and interest under the Secured Notes is convertible at the option of the Holder of each Note into shares of the Company’s common stock at $0.80 per share, or $0.60 if the Company has not raised $500,000 in the 90 days following the closing (which the Company met as of the date of this filing), or, upon an uncured Event of Default (as defined in the Purchase Agreement), the lesser of the closing bid of the Company’s common stock on the day notice of conversion is given or 75 percent of the price of Shares in any registered offering.

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company is required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable pursuant to the Secured Notes and the Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

AIP Default Waivers

The Company failed to file the registration statement by the initial filing date specified in the Registration Right Agreement and, thus, an “Event of Default” was triggered under Section 9.1(c) of the Purchase Agreement. Additionally, the Company failed to issue the AIP Warrants to AIP within the time frame required by the terms of the Purchase Agreement and, thus, an additional Event of Default was triggered under the Purchase Agreement. On August 29, 2017, AIP agreed to waive these two events of default in exchange for 150,000 shares of the Company’s common stock.

Note and Warrant Financing

On May 1, 2017, the Company closed a private placement (the “Private Placement”) of approximately $899,999 principal amount of 9% Convertible Promissory Notes (the “9% Notes”) and Common Stock Purchase Warrants (the “Warrants”) issued to L2 Capital LLC (“L2”) and SBI Investments LLC 2014-1 (“SBI” and together with L2, the “Investors”). A Note and a Warrant was issued pursuant to a Securities Purchase Agreement, dated May 1, 2017, with each Investor, in substantially the same form (each, a “Securities Purchase Agreement”).

The 9% Notes mature on November 1, 2017 unless earlier converted pursuant to the terms of the Securities Purchase Agreement. The 9% Notes bear interest at 9% per annum. The outstanding principal and interest under the 9% Notes, solely upon an Event of Default (as defined in the 9% Notes), is convertible at the option of the Holder of each Note into shares of the Company’s common stock as set forth in the 9% Notes.

As a part of the Private Placement, the Company issued Warrants to the Investors providing them with the right to purchase up to an aggregate of 1,279,998 shares of the Company’s common stock at an initial exercise price equal to the lesser of (i) $0.60 and (ii) 75% of the offering price of the Company’s common stock in the Company’s next publicly registered offering, subject to adjustment for certain events, such as stock splits and stock dividends. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance for a term of five years.

Common Stock and Warrant Financing

On May 1, 2017, the Company closed a private placement (the “Private Placement”) of approximately 2,050,002 shares of the Company’s common stock and Common Stock Purchase Warrants to purchase 2,050,002 shares of the Company’s common stock (the “Warrants”) issued to various investors (the “Investors”), each pursuant to a Securities Purchase Agreement, dated May 1, 2017, with each Investor, in substantially the same form (each, a “Securities Purchase Agreement”). As a part of the Private Placement, the Company issued Warrants to the Investors providing them with the right to purchase up to an aggregate of 2,050,002 shares of the Company’s common stock at an exercise price equal to one dollar, subject to adjustment for certain events, such as stock splits and stock dividends. Subject to certain limitations, the Warrants are exercisable on any date after the date of issuance for a term of three years. One additional investor participated in the Common Stock Private Placement by converting $100,000 in aggregate principle amount of an outstanding convertible note, plus $1,932 in accrued but unpaid interest, into 169,886 shares of our common stock and warrants to purchase 169,886 shares of our common stock.

Share Issuances to Settle Debt

On October 28, 2016, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an Original Issue Discount (“OID”) of $3,500) with a maturity date of January 30, 2017. The debenture is convertible only upon default after January 30, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $11,793 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $15,293 as of May 31, 2017. On January 27, 2017, the Company and holder amended this promissory note to extend maturity date to March 31, 2017. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017. This note was settled in full on April 27, 2017 for $35,000 and 30,000 shares of the Company’s common stock.

On January 27, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an OID of $3,500) with a maturity date of March 31, 2017. The debenture is convertible only upon default after March 31, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $14,398 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $17,898 as of May 31, 2017. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017. This note was settled in full on April 27, 2017 for $35,000 and 20,000 shares of the Company’s common stock.

On March 7, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. On April 20, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to April 21, 2017. The note was converted in full to 169,886 shares of common stock on May 31, 2017.

Going Concern

The audited consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended May 31, 2017 of approximately $47 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Working Capital Deficiency

	May,	May 31,
	2017	2016
Current assets	$3,200,696	$556,617
Current liabilities	4,962,424	2,138,863
Working capital deficiency	$(1,761,728)	$(1,582,246)

The increase in current assets is mainly due to an increase in accounts receivable and costs in excess of billings as a result of the SES Acquisition for the year ended May 31, 2017. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the issuance of new notes payable and convertible debt during the year ended May 31, 2017.

Cash Flows

	Year Ended May 31,
	2017	2016
Net cash used in operating activities	$(1,227,494)	$(674,879)
Net cash used in investing activities	(3,010,000)	(26,943)
Net cash provided by financing activities	4,651,167	523,000
Increase (decrease) in cash	$413,673	$(178,822)

Operating Activities

Net cash used in operating activities was $1,227,494 for the year ended May 31, 2017. Cash used during the year ended May 31, 2017 was primarily due to the net loss of $3,328,574, offset by stock based compensation issued for services, settlement of debt, inducement, and gain on liability settlement.

Net cash used by operating activities was $674,879 for the fiscal year ended May 31, 2016. Cash used during the year ended May 31, 2016 was primarily due to a net loss of $3,109,331, offset by stock based compensation of $1,968,084, and depreciation and amortization of $791, offset by a decrease in net operating assets of $29,075 and an increase in operating liabilities of $245,539.

Investing Activities

For the fiscal year ended May 31, 2017, net cash used by investing activities was $26,943. The primary decrease in cash was from the purchase of property and equipment for $8,433 and the payment of a security deposit of $18,510.

For the fiscal year ended May 31, 2016, net cash used by investing activities was $3,010,000. The primary use of cash was from the purchase of SolBright assets which included a cash payment of $3,000,000.

Financing Activities

For the fiscal year ended May 31, 2017, net cash provided by financing activities was $4,651,167, of which $1,230,000 was received from the sale of common stock, $350,00 was received from the issuance of short term notes and $3,141,167 was received from the issuance of convertible debt. In addition, the Company repaid a note payable totaling $70,000.

For the fiscal year ended May 31, 2016, net cash provided by financing activities was $523,000. $503,000 was provided from the sale of 838,334 shares of our common stock offset by cash used of $60,000 for note repayment and $80,000 received in connection with the issuance of a note payable.

Future Financing

We will require additional funds to implement our growth strategy for our business. In addition, while we have received capital from various private placements of equity and convertible debt that have enabled us to purchase the SolBright Assets and fund our operations, these funds have been largely utilized, and additional funds are needed for other corporate operational and working capital purposes. However, not including funds needed to fund the growth of SES or to pay down existing debt and trade payables, we anticipate that we will need to raise additional capital to cover all of our operational expenses over the next 12 months. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included in this Annual Report on Form 10-K for the fiscal year ended May 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Fair Value Measurement

The fair value measurement guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in the valuation of an asset or liability. It establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy under the fair value measurement guidance are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;

Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; or

Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in 2017 and 2016.

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation at any point in time is based on historical volatility of the Company for the last two years.

Revenue Recognition

We recognize the revenue for services linked to the completion of solar projects and services based on individual contracts in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition, when the following criteria have been met: persuasive evidence of an arrangement exists; delivery of the product associated with a particular project has occurred or the services that are milestones based have been provided; and the price is fixed or determinable and collectability is reasonably assured. We determine that persuasive evidence of an arrangement exists based on written contracts that define the terms of the arrangements. In addition, we determine that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment.

Recent Accounting Standards

During the year ended May 31, 2017 and through August 31, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the “Index to Financial Statements” on page F-1 contained in this annual report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our sole executive officer, Terrence DeFranco, who is our Chief Executive Officer (Principal Executive Officer) and Principal Accounting Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive and Financial Officer concluded that our disclosure controls and procedures were not effective as of May 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which currently consists of Terrence DeFranco serving as our Chief Executive Officer and Principal Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO” - 2013) and SEC guidance on conducting such assessments. Our management concluded, as of May 31, 2017, that our internal control over financial reporting was not effective. Management realized there were deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls which management considers to be material weaknesses.

In performing the above-referenced assessment, management had concluded that as of May 31, 2017, there were deficiencies in the design or operation of our internal control that adversely affected our internal controls, which management considers to be material weaknesses, including those described below:

(i)           Lack of Formal Policies and Procedures. We utilize a third party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions. The third party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

(ii)          Audit Committee and Financial Expert. We do not have a formal audit committee with a financial expert, and thus we lack the board oversight role within the financial reporting process.

(iii)         Insufficient Resources. We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

(iv)         Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term as resources permit, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources to potentially mitigate these material weaknesses.

Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended May 31, 2017 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

ITEM 9B. OTHER INFORMATION

The information required by this section is disclosed in Part II, Item 5.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company. Except as set forth below, there are no other persons who have been nominated or chosen to become directors, nor are there any other persons who have been chosen to become executive officers. Other than as set forth below, there are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.

Name	Age	Position	Since

Terrence DeFranco	51	Chairman of the Board, President, Chief Executive Officer and Principal Accounting Officer	2013

The Board of Directors is comprised of only one class. Our sole director, Mr. DeFranco, serves for a term of one year and until his successor(s) is/are elected at the Company’s annual shareholders meeting and are qualified, subject to removal by the Company’s shareholders. Our sole executive officer, Mr. DeFranco, serves at the pleasure of the Board of Directors, for a term of one year and until his successor is elected at a meeting of the Board of Directors and is qualified.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our sole officer and director includes his experience, qualifications, attributes, and skills necessary for him to serve as a director and/or executive officer.

Biographies

Set forth below are brief accounts of the business experience during the past five years of our sole director, executive officer and significant employee of the Company.

Terrence DeFranco – Chairman of the Board, President, Chief Executive Officer and Principal Accounting Officer

Mr. DeFranco was appointed as President and Chief Executive Officer on January 2, 2013. Since, 2013 he has been the Managing Member of Gary Lee Company, LLC, a corporate consulting firm focused on providing strategic advisory services to boards of directors of public companies. Previously, from 2004 to 2012, Mr. DeFranco was Chief Executive Officer and founder of Edentify, Inc., an identity management software company. Prior to that, he was Chairman and CEO of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies. Mr. DeFranco’s background is primarily in the area of corporate finance and capital raising, previously serving as head of investment banking for Baird, Patrick & Co., Inc., a 50-year old NYSE-member firm and head of investment banking and founding partner of Burlington Securities Corp., a New York based investment banking and institutional equity trading firm. Mr. DeFranco began his career on Wall Street in 1991 with PaineWebber, Inc., now UBS PaineWebber. He has been an active principal investor, senior manager and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Mr. DeFranco is a graduate of the University of North Carolina at Chapel Hill with a BA in Economics.

We believe that Mr. DeFranco’s significant experience relating to operational management and the public markets and his years of involvement with our company, makes him suitable to serve as a director of our company.

Family Relationships

There are no other family relationships between or among any of our sole director and executive officer and any incoming directors or executive officers.

Key Personnel

Patrick B. Hassell, President of SES. Patrick Hassell, the President of SolBright who co-founded SolBright in 2009 was appointed the Chief Executive Officer and President of our subsidiary, SES, subsequent to our purchase of the SolBright Assets on May 1, 2017. Prior to founding SolBright, Mr. Hassell served as President and CEO of Akrometrix, LLC (Atlanta, GA) from April 2003 through July 2008, growing the business over 500% during his tenure. Mr. Hassell is a former employee of the Advanced Technology Development Center (ATDC) at the Georgia Institute of Technology, a nationally recognized science and technology company incubator, where he was responsible for business plan evaluations focusing on technical feasibility and market viability. Mr. Hassel has a BS in Civil Engineering from the University of Virginia and a Master’s of Science in Management from the Georgia Institute of Technology.

Involvement in Certain Legal Proceedings

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Committees of the Board

Our Board of Directors held no formal meeting in the fiscal year-ended May 31, 2017. Otherwise, all proceedings of the Board of Directors were conducted by resolutions consented to in writing by the sole director and filed with the minutes of the Company.

Due to the limited size of our Board of Directors, we do not currently have a standing Audit or Compensation Committee. We hope to appoint new directors in the near future, however, and expect to re-establish both an Audit Committee and Compensation Committee promptly thereafter. The charters of the Audit and Compensation Committees were filed as exhibits to our report on Form 10-K for the period ended May 31, 2010.

Board Nominations and Appointments

In considering whether to nominate any particular candidate for election to the Board of Directors, we will use various criteria to evaluate each candidate, including an evaluation of each candidate’s integrity, business acumen, knowledge of our business and industry, experience, diligence, conflicts of interest and the ability to act in the interests of our stockholders. The Board of Directors plans to evaluate biographical information and interview selected candidates in the next fiscal year and also plans to consider whether a potential nominee would satisfy the listing standards for “independence” of The Nasdaq Stock Market and the SEC’s definition of “audit committee financial expert.” The Board of Directors does not plan to assign specific weights to particular criteria and no particular criterion will be a prerequisite for each prospective nominee.

We do not have a formal policy with regard to the consideration of director candidates recommended by our stockholders, however, stockholder recommendations relating to director nominees may be submitted in accordance with the procedures set forth below under the heading “Communicating with the Board of Directors”.

Communicating with the Board of Directors

Stockholders who wish to send communications to the Board of Directors may do so by writing to Mr. Terrence DeFranco, CEO, Arkados Group, Inc., 211 Warren Street, Suite 320, Newark, New Jersey 07103. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “Stockholder-Board Communication.” All such letters must identify the author as a stockholder and must include the stockholder’s full name, address and a valid telephone number. The name of any specific intended recipient should be noted in the communication. We will forward any such correspondence to the intended recipients; however, prior to forwarding any such correspondence, and we will review such correspondence, and in our discretion, may not forward communications that relate to ordinary business affairs, communications that are primarily commercial in nature, personal grievances or communications that relate to an improper or irrelevant topic or are otherwise inappropriate for the Board of Director’s consideration.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Compensation Committee Interlocks and Insider Participation

No interlocking relationship exists between our Board of Directors and the board of directors or compensation committee of any other company, nor has any interlocking relationship existed in the past.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. Each director and executive officer must comply with the letter and spirit of this Code. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during the fiscal year ended May 31, 2017, two of our greater than 10% percent beneficial owners failed to comply on a timely basis with all applicable filing requirements under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Executive Compensation

The following summary compensation table indicates the cash and non-cash compensation earned from the Company during the fiscal years ended May 31, 2017 and 2016 for our Chief Executive Officer. There were no executive officers of the Company whose total compensation exceeded $100,000 during those periods.

Summary Compensation Table

			Deferred
			Salary	Option	All Other	Total
Name/ Principal Position	Year	Salary	Paid	Award (2)	Compensation	Compensation
Terrence DeFranco (1)	2017	$198,000	$—	$—	$—	$198,000
President and Chief Executive Officer	2016	$198,000	$—	$150,000	$—	$348,000

(1)	The amounts in the table do not include amounts received for serving on our Board of Directors.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC 718.

Employment Agreements

Mr. DeFranco does not have an employment agreement. He is an at-will employee of the Company by virtue of an oral agreement entered into by the previous sitting Board of Directors. The agreement requires Mr. DeFranco to serve on a full-time basis and provides for bi-weekly compensation, based on a rate determined by comparison to executives of similarly sized companies in our industry. In addition, Mr. DeFranco is paid a reimbursement of business-related expenses. Determinations with regard to bonus or option grants are made by Mr. DeFranco, the Company’s sole director at this time.

Key Employee Employment Agreements

On May 1, 2017, as amended and restated on August 29, 2017, we and our wholly owned subsidiary, SES, entered into a three-year employment agreement (the “Employment Agreement”) with Patrick Hassel, the President and founder of SolBright RE, pursuant to which Mr. Hassell will serve as the Chief Executive Officer and President of SES for an annual base salary of $225,000, subject to increases and bonuses as the board of directors of SES may determine. Under the Employment Agreement, Mr. Hassell will be granted options to purchases up to 7,500,000 shares of our Common Stock over a three-year period, assuming Mr. Hassell continues to be employed by SES during that period, at exercise prices ranging from $1.00 per share to $10.00 per share, with options to acquire five hundred thousand (500,000) shares of our Common Stock exercisable at $1.00 per share vesting immediately. Mr. Hassell is also entitled to receive benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by SES for, SES executives. Health benefits offered to Mr. Hassell include an allowance of up to $1,500 per month for family health insurance coverage. In the event that Mr. Hassel’s employment is terminated by SES without Cause or he resigns for Good Reason (as those terms are defined in Employment Agreement) during the term of his employment, he will be entitled to severance equal to his annual base salary then in effect for a period of six (6) months.

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the Company. Our sole executive officer and director has neither received, nor do we have any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation to him.

Equity Compensation Plans

Outstanding Equity Awards at Fiscal Year End

The following table summarizes the outstanding equity awards held by each named executive officer of our company as of May 31, 2017 as issued under our 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). There were no exercises of options by executives or directors in the year ended May 31, 2017. No additional stock vested under previously issued options, except as noted below.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Terrence DeFranco, CEO and Director (1)	2,775,000	—	—	0.60 to 2.00	6/25/18 to 4/22/26	—	—	—	—

(1)	On June 25, 2015, Mr. DeFranco was granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, that expire on June 25, 2018. On April 22, 2016, he was granted options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, that expire on April 22, 2016. On April 8, 2014, he was granted options to purchase 675,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 8, 2014. On April 22, 2016, he was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 22, 2026 and 300,000 shares of the Company’s common stock at an exercise price of $2.00 per shares, that expire on April 22, 2026, respectively.

Equity Compensation Plan Information and Issuances

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

2004 Stock Option and Restricted Stock Plan

Our 2004 Plan, which was, in April 2014 extended for an additional 10 years, is currently administered by our sole director. Our sole director designates the persons to receive options, the number of shares subject to the options and the terms of the options, including the option price and the duration of each option, subject to certain limitations. All stock options grants during 2014 were made from the 2004 Plan. The 2004 Plan also permits the issuance of restricted stock which is subject to vesting and forfeiture at such times, amounts and conditions. Because the 2004 Plan, as extended, has been in existence for more than 10 years, incentive stock options cannot be granted under the 2004 Plan

The maximum number of shares of Common Stock available for issuance under the 2004 Plan, as amended, is 3,333,333 shares. The plan is subject to adjustment in the event of stock splits, stock dividends, mergers, consolidations and the like. Common Stock subject to options granted under the 2004 Plan that expire or terminate will again be available for options to be issued under each Plan.

The option price is payable in cash or by check or under cashless exercise provision determined by the Board of Directors in lieu of a Compensation Committee.

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

The 2004 Plan provides that outstanding options shall vest and become immediately exercisable in the event consolidation, merger or acquisition of stock, the result of which our stockholders will own less than 50% of the voting power of the reorganized, merged or consolidated company or the sale of substantially all of our assets and the options are not assumed by the surviving company. In such event, the holder will have 15 days to exercise the option and options will terminate on the expiration of such fifteen-day period.

The Company will no longer issue awards under the 2004 Plan following the approval of the 2017 Equity Incentive Plan on April 28, 2017.

Under the 2004 Plan, on June 25, 2015, Mr. DeFranco was granted options to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, that expire on June 25, 2018. On April 8, 2014, he was granted options under the 2004 Plan to purchase 675,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 8, 2014.

On October 16, 2015, the Company issued options under its 2004 Plan to certain employees to purchase 700,000 shares of its common stock at $1.00 per share.

As of May 31, 2017, there were options to purchase 5,112,500 shares of the Company’s Common Stock outstanding, 3,012,500 of which were issued under the 2004 Plan.

Non-Plan Option Grants

On April 22, 2016, the Company issued options outside of its 2004 Plan to employees to purchase 2,100,000 shares of its common stock at various exercise prices ranging from $0.60 to $2.00. Of these non-2004 Plan issuances, the Company granted to Terrence DeFranco (i) options to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.60 per shares, that expire on April 22, 2016 and (ii) options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 22, 2026 and options to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.00 per shares, that expire on April 22, 2026.

As of May 31, 2017, there were options to purchase 2,100,000 shares of our Common Stock outstanding that were issued outside of the 2004 Plan.

2017 Equity Incentive Plan

The Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) on April 27, 2017 and the stockholders of the Company holding a majority in interest of the outstanding voting capital stock of the Company approved and adopted the 2017 Plan on April 28, 2017. The 2017 Plan is designed to provide a vehicle under which a variety of stock-based and other awards can be granted to the Company’s employees, consultants and directors, which will align the interests of award recipients with those of our stockholders, reinforce key goals and objectives that help drive stockholder value, and attract, motivate and retain experienced and highly qualified individuals who will contribute to the Company’s financial success. The Board believes that the 2017 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

The maximum number of shares of our Common Stock that may be issued under our 2017 Plan, is 10,000,000 shares. Shares subject to stock awards granted under our 2017 Plan that expire or terminate without being exercised in full, or that are paid out in cash rather than in shares, do not reduce the number of shares available for issuance under our 2017 Plan. Additionally, shares become available for future grant under our 2017 Plan if they were issued under stock awards under our 2017 Plan and if we repurchase them or they are forfeited. This includes shares used to pay the exercise price of a stock award or to satisfy the tax withholding obligations related to a stock award.

Plan Administration. Our Board of Directors, or a duly authorized committee of our Board of Directors, will administer our 2017 Plan. Our Board of Directors may also delegate to one or more of our officers the authority to (1) designate employees (other than officers) to receive specified stock awards and (2) determine the number of shares subject to such stock awards. Under our 2017 Plan, our Board of Directors has the authority to determine and amend the terms of awards and underlying agreements, including:

●	recipients;
●	the exercise, purchase, or strike price of stock awards, if any;
●	the number of shares subject to each stock award;
●	the vesting schedule applicable to the awards, together with any vesting acceleration; and
●	the form of consideration, if any, payable on exercise or settlement of the award.

Under the 2017 Plan, the Board of Directors also generally has the authority to effect, with the consent of any adversely affected participant:

●	the reduction of the exercise, purchase, or strike price of any outstanding award;

●	the cancellation of any outstanding award and the grant in substitution therefore of other awards, cash, or other consideration; or

●	any other action that is treated as a repricing under generally accepted accounting principles.

Section 162(m) Limits. At such time as necessary for compliance with Section 162(m) of the Code, in a calendar year, no participant may be granted a performance stock award covering more than 250,000 shares of our Common Stock or a performance cash award having a maximum value in excess of $250,000. These limitations are designed to allow us to grant compensation that will not be subject to the $1,000,000 annual limitation on the income tax deductibility of compensation paid to a covered executive officer imposed by Section 162(m) of the Code.

Stock Options. Incentive stock options and non-statutory stock options are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the 2017 Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. Options granted under the 2017 Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

Restricted Stock Unit Awards. RSUs are granted under restricted stock unit award agreements adopted by the plan administrator. RSUs may be granted in consideration for any form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. An RSU may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator, or in any other form of consideration set forth in the RSU agreement. Additionally, dividend equivalents may be credited in respect of shares covered by an RSU. Except as otherwise provided in the applicable award agreement, RSUs that have not vested will be forfeited once the participant’s continuous service ends for any reason

Restricted Stock Awards. Restricted stock awards are granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past services to us, or any other form of legal consideration that may be acceptable to our Board of Directors and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of Common Stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights are granted under stock appreciation grant agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our Common Stock on the date of grant. A stock appreciation right granted under the 2017 Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator.

Performance Awards. The 2017 Plan permits the grant of performance-based stock and cash awards that may qualify as performance-based compensation that is not subject to the $1,000,000 limitation on the income tax deductibility imposed by Section 162(m) of the Code. Our compensation committee, or in the absence of a compensation Committee our Board of Directors, may structure awards so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period.

The performance goals that may be selected include one or more of the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total shareholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the Board of Directors from time to time.

The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates, or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. To the extent required under Section 162(m) of the Code, the Board of Directors shall, within the first 90 days of a performance period (or, if longer or shorter, within the maximum period allowed under Section 162(m) of the Code), define in an objective fashion the manner of calculating the performance criteria it selects to use for such performance period. In addition, the board or committee (as applicable) retains the discretion to reduce or eliminate the compensation or economic benefit due on attainment of performance goals and to define the manner of calculating the performance criteria it selects to use for such performance period. Partial achievement of the specified criteria may result in the payment or vesting corresponding to the degree of achievement as specified in the award agreement or the written terms of a performance cash award.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our Common Stock. The plan administrator will set the number of shares under the stock award and all other terms and conditions of such awards.

Changes to Capital Structure. In the event there is a specified type of change in our capital structure, such as a stock split, reverse stock split, or recapitalization, appropriate adjustments will be made to (1) the class and maximum number of shares reserved for issuance under the 2017 Plan, (2) the class and maximum number of shares by which the share reserve may increase automatically each year, (3) the class and maximum number of shares that may be issued on the exercise of incentive stock options, (4) the class and maximum number of shares subject to stock awards that can be granted in a calendar year (as established under the 2017 Plan under Section 162(m) of the Code), and (5) the class and number of shares and exercise price, strike price, or purchase price, if applicable, of all outstanding stock awards.

Corporate Transactions. Our 2017 Plan provides that in the event of certain specified significant corporate transactions, including: (1) a sale of all or substantially all of our assets, (2) the sale or disposition of more than 90% of our outstanding securities, (3) the consummation of a merger or consolidation where we do not survive the transaction, and (4) the consummation of a merger or consolidation where we do survive the transaction but the shares of our common stock outstanding before such transaction are converted or exchanged into other property by virtue of the transaction, unless otherwise provided in an award agreement or other written agreement between us and the award holder, the administrator may take one or more of the following actions with respect to such stock awards:

●	arrange for the assumption, continuation, or substitution of a stock award by a successor corporation;
●	arrange for the assignment of any reacquisition or repurchase rights held by us to a successor corporation;
●	accelerate the vesting, in whole or in part, of the stock award and provide for its termination before the transaction;
●	arrange for the lapse, in whole or in part, of any reacquisition or repurchase rights held by us;
●	cancel or arrange for the cancellation of the stock award before the transaction in exchange for a cash payment, or no payment, as determined by the board; or
●	make a payment, in the form determined by our board of directors, equal to the excess, if any, of the value of the property the participant would have received on exercise of the awards before the transaction over any exercise price payable by the participant in connection with the exercise.

The plan administrator is not obligated to treat all stock awards or portions of stock awards, even those that are of the same type, in the same manner and is not obligated to treat all participants in the same manner.

In the event of a change in control, awards granted under the 2017 Plan will not receive automatic acceleration of vesting and exercisability, although this treatment may be provided for in an award agreement. Under the 2017 Plan, a change in control is defined to include (1) the acquisition by any person or company of more than 50% of the combined voting power of our then outstanding stock, (2) a merger, consolidation, or similar transaction in which our stockholders immediately before the transaction do not own, directly or indirectly, more than 50% of the combined voting power of the surviving entity (or the parent of the surviving entity), (3) a sale, lease, exclusive license, or other disposition of all or substantially all of our assets other than to an entity more than 50% of the combined voting power of which is owned by our stockholders, and (4) an unapproved change in the majority of the board of directors.

Transferability. A participant may not transfer stock awards under our 2017 Plan other than by will, the laws of descent and distribution, or as otherwise provided under our 2017 Plan.

Plan Amendment or Termination. Our Board of Directors has the authority to amend, suspend, or terminate our 2017 Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No incentive stock options may be granted after the tenth anniversary of the date our Board of Directors adopted our 2017 Plan. No stock awards may be granted under our 2017 Plan while it is suspended or after it is terminated.

U.S. Federal Income Tax Consequences

The following paragraphs are a summary of the general federal income tax consequences to U.S. taxpayers and the Company of awards granted under the 2017 Plan. Tax consequences for any particular individual may be different.

Incentive Stock Options. A participant recognizes no taxable income as the result of the grant or exercise of an incentive stock option qualifying under Section 422 of the Internal Revenue Code (unless the participant is subject to the alternative minimum tax). If the participant exercises the option and then later sells or otherwise disposes of the shares acquired through the exercise of the option after both the two-year anniversary of the grant date and the one-year anniversary of the exercise date, the difference between the sale price and the exercise price will be taxed as capital gain or loss. If the participant exercises the option and then later sells or otherwise disposes of the shares on or before the two- or one-year anniversaries described above (a “disqualifying disposition”), he or she generally will have ordinary income at the time of the sale equal to the fair market value of the shares on the exercise date (or the sale price, if less) minus the exercise price of the option.

Nonstatutory Stock Options. A participant generally recognizes no taxable income on the date of grant of a nonstatutory stock option with an exercise price equal to the fair market value of the underlying stock on the date of grant. Upon the exercise of a nonstatutory stock option, the participant generally will recognize ordinary income equal to the excess of the fair market value of the shares on the exercise date over the exercise price of the option. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of shares acquired through the exercise of a nonstatutory stock option, any subsequent gain or loss (generally based on the difference between the sale price and the fair market value on the exercise date) will be treated as long-term or short-term capital gain or loss, depending on how long the shares were held by the participant.

Stock Appreciation Rights. A participant generally recognizes no taxable income on the date of grant of a stock appreciation right with an exercise price equal to the fair market value of the underlying stock on the date of grant. Upon exercise of the stock appreciation right, the participant generally will be required to include as ordinary income an amount equal to the sum of the amount of any cash received and the fair market value of any shares received upon the exercise. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of shares acquired by an exercise of the stock appreciation right, any gain or loss (generally based on the difference between the sale price and the fair market value on the exercise date) will be treated as long-term or short-term capital gain or loss, depending on how long the shares were held by the participant.

Restricted Stock, Restricted Stock Units, Performance Awards, and Performance Shares. A participant generally will not have taxable income at the time an award of restricted stock, restricted stock units, performance shares, or performance units is granted. Instead, he or she generally will recognize ordinary income in the first taxable year in which his or her interest in the shares underlying the award has been transferred to him or her and becomes either (i) freely transferable, or (ii) no longer subject to substantial risk of forfeiture. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. However, the recipient of a restricted stock award may elect to recognize income at the time he or she receives the award in an amount equal to the fair market value of the shares underlying the award (less any cash paid for the shares) on the date the award is granted.

Section 409A. Section 409A of the Code (“Section 409A”) provides certain requirements for non-qualified deferred compensation arrangements with respect to an individual’s deferral and distribution elections and permissible distribution events. Awards granted under the Plans with a deferral feature will be subject to the requirements of Section 409A. If an award is subject to and fails to satisfy the requirements of Section 409A, the recipient of that award may recognize ordinary income on the amounts deferred under the award, to the extent vested, which may be prior to when the compensation is actually or constructively received. Also, if an award that is subject to Section 409A fails to comply with Section 409A’s provisions, Section 409A imposes an additional 20% tax on compensation recognized as ordinary income, as well as interest on such deferred compensation.

Tax Effect for the Company. We generally will be entitled to a tax deduction in connection with an award under the 2017 Plan in an amount equal to the ordinary income realized by a participant and at the time the participant recognizes such income (for example, the exercise of a nonqualified stock option). However, special rules limit the deductibility of compensation paid to our chief executive officer and other “covered employees” as determined under Section 162(m) of the Code and applicable guidance. Under Section 162(m), the annual compensation paid to any of these specified executives will be deductible only to the extent that it does not exceed $1,000,000. However, we can preserve the deductibility of certain compensation in excess of $1,000,000 if the conditions of Section 162(m) are met. These conditions include (among others) stockholder approval of the 2017 Plan and its material terms, setting certain limits on the number of shares subject to awards and, for awards other than options and stock appreciation rights, establishing performance criteria that must be met before the award actually will vest or be paid. The 2017 Plan has been designed to permit (but not require) the administrator to grant awards that are intended to qualify as performance-based for purposes of satisfying the conditions of Section 162(m).

Director Compensation

The following table sets forth for each director certain information concerning his compensation for the year ended December 31, 2016.

	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Terrence DeFranco	—	—	—	—	—	—	—

Our sole director receives reimbursement for reasonable out of pocket expenses in attending board of directors’ meetings and for promoting our business. From time to time we may need him to perform services on our behalf. Mr. DeFranco receives compensation for his services as an executive officer of the Company, but not as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Except as otherwise stated, the table below sets forth information concerning the beneficial ownership of Common Stock as of September 12, 2017 for: (1) each director currently serving on our Board of Directors; (2) each of our named executive officers; (3) our directors and executive officers as a group; and (4) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock. As of September 12, 2017, there were 21,673,403 shares of Common Stock outstanding. Except as otherwise noted, each stockholder has sole voting and investment power with respect to the shares beneficially owned.

Name of Stockholder (1)	Shares of Common Stock Beneficially Owned		Percentage of Ownership (2)
5% or more Stockholders
Tai Jee Pan (3)	3,327,512	(4)	15.4%
Richmake International Ltd. (5)	2,477,545		11.4%
SolBright Renewable Energy, LLC (6)	8,000,000	(7)	31.2%
AIP Asset Management Inc. (8)	7,291,668	(9)	25.9%

Officers and Directors
Terrence DeFranco, CEO, sole director	3,383,333	(10)	13.8%
Officers and Directors as a Group (1 total)	3,383,333		13.8%

(1)	Unless otherwise indicated, the address for all beneficial owners is c/o Arkados Group, Inc., 211 Warren Street, Suite 320, Newark, New Jersey 07103.
(2)	Beneficial ownership is determined in accordance with the rules of the Commission, including Rule 13d-3(d)(1) of the Exchange Act, and generally includes voting or investment power with respect to securities. Under the rules of the Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares a power to vote or to direct the voting of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. In accordance with Commission rules, shares of Common Stock that may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, we believe the persons or entities named in the table above have sole voting and investment power with respect to all shares of the Common Stock indicated as beneficially owned by them.

(3)	The stockholder’s business address is: 15265 NW Perimeter Drive, Beaverton, Oregon 97006.
(4)

Consists of 2,660,846 shares of common stock owned by Tai Jee Pan directly and 666,666 shares of common stock owned by MAT Research LLC, an entity controlled by Tai Jee Pan. The stockholder’s business address is: 10F, No. 69 Sec 3 Heui Jung Road, Taichung, Taiwan.

(5)	The stockholder’s business address is: 701 East Bay Street, Suite 302, Charleston, SC 29403.
(6)	Consists of 4,000,000 shares of Common Stock, plus an additional 4,000,000 shares of Common Stock issuable upon conversion of Series A Convertible Preferred Stock (initially convertible at a Conversion Price of $1.50 per share) automatically issuable upon the conversion of the Preferred Stock Note upon filing of the Certificate of Designation. Mr. Patrick Hassell exercises sole voting and dispositive powers with respect to the shares of common stock owned by and issuable to SolBright Renewable Energy, LLC.
(7)	The stockholder’s business address is: c/o AIP Asset Management Inc. (“AIP”) is TD North Tower, 77 King Street W, Suite 4140, Toronto, ON M5K 1E7. AIP refers to AIP plus the affiliated entities over which AIP has dispositive and voting control.
(8)	Consists of 833,334 shares of Common Stock purchased in the Company’s 2017 private placement, plus 3,125,000 shares of Common Stock issuable to AIP upon conversion of certain Secured Notes, 2,500,000 shares of Common Stock issuable upon exercise of the warrants issued in connection with the Secured Notes and 833,334 shares of Common Stock issuable upon the exercise of warrants issued in connection with the 2017 private placement. Mr. Jay Bala exercises sole voting and dispositive powers with respect to the shares of Common Stock issuable to AIP.
(9)	Consists of 608,333 shares of Common Stock and options to purchase 2,775,000 shares of Common Stock.

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, as of May 31, 2017, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;

●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

●	any promoters and control persons; and

●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Named Executive Officers and Current Directors

For information regarding compensation for our named executive officers and current directors, see “Executive Compensation.”

Director Independence

Our board of directors consists of one director, Terrence DeFranco, who is also our sole executive officer. Our securities are quoted on the OTC Markets Group, Pink Tier, which does not have any director independence requirements. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., the NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company’s consolidated gross revenues. Based on these standards, we have determined that our sole director is not an independent director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the fees billed to the Company for professional services rendered by RBSM LLP (“RBSM”) for the years ended May 31, 2017 and 2016:

Services	2017	2016
Audit fees	$47,000	$29,000
Audit related fees	—	—
Tax fees	3,500	4,000
All other fees	—	—
Total fees	$50,500	$33,000

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended May 31, 2017 and 2016 were for professional services rendered by RBSM for the audits of our annual financial statements and the review of our financial statements included in our quarterly reports on Form 10-Q.

Audit-Related Fees

The aggregate audit-related fees billed for the fiscal years ended May 31, 2017 and 2016 were for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers.

Tax and Other Fees

The aggregate tax and other fees billed for the fiscal years ended May 31, 2017 and 2016 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

Pre-Approval Policies and Procedures

We do not have an audit committee. Our sole Chief Executive Office and sole director pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our sole director with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the sole director before the audit commences.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement, dated December 23, 2010, by and between Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc., and STMicroelectronics, Inc. dated December 23, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2010).
2.2	Asset Purchase Agreement, dated May 1, 2017, by and between Arkados Group, Inc. and SolBright Renewable Energy, LLC (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation filed May 7, 1998 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.2	Certificate of Amendment to Certificate of Incorporation filed December 16, 1998 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB12g filed on October 7, 1999).
3.3	Certificate of Amendment to Certificate of Incorporation filed September 10, 1999 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.4	Certificate of Amendment to Certificate of Incorporation (reverse split) filed on November 21, 2003 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB originally filed on February 17, 2004).
3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Registration Statement on Form 10-QSB originally filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation filed March 17, 2014 (incorporated by reference to Exhibit 3i.7a to our Current Report on Form 10-K originally filed on August 27, 2014).
3.8*	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015
3.9	Amended and Restated By-Laws of the Registrant (incorporated by reference to our Exhibit C to our DEF14C Information Statement originally filed on February 24, 2015).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1our Annual Report on Form 10KSB filed on October 10, 2006).
4.2	Form of Option exercisable at $0.04 issued to employees in April 2014 (incorporated by reference to Exhibit No. 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.3	Form of 6% Convertible Note due November 15, 2014 (incorporated by reference to Exhibit No. 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.4	Form of 6% Convertible Note due April 30, 2015 (incorporated by reference to Exhibit No. 4.17b to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.5	Form of 6% Convertible Note due October 2015 (incorporated by reference to Exhibit No. 4.17c to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.6	Form of Warrant issued to consultants on November 18, 2015 (incorporated by reference to Exhibit No. 10.16 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.7	Form of Warrant issued to Edward Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.8	$38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
4.9	Form of Amendment to Certain Promissory Notes to be due March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
4.10	Amendment to Convertible Promissory Note Number 2016-1 originally issued on January 8, 2016 dated December 31, 2016. (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

4.11	$38,500 Promissory Note originally issued on January 27, 2017 (incorporated by reference to Exhibit No. 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.12	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on January 27, 2017 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.13	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated January 27, 2017 (incorporated by reference to Exhibit No. 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.14	Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17*	Form of 12% Promissory Note issued on March 7, 2017 (2017-2)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20*	Amendment to Promissory Note Number 2017-2 dated April 20, 2017
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
(10)	Material Agreements
101	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.6	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013 (incorporated by reference to Exhibit No. 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on October 11, 2013)
10.7	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014)
10.8	Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015 (incorporated by reference to Exhibit No. 10.15 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.9	Form of Exchange Agreement with certain note holders executed on January 8, 2016 (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.10	Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.19 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.11	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.12	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.13	Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.14	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.15*	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on October 28, 2016
10.16*	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on January 27, 2017
10.17	Note Purchase Agreement by and among the Company, AIP Asset Management Inc. and the Holders identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.18	Security Agreement by and among Company, its Subsidiaries and AIP Management Inc. dated May 1, 2017 (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.19	Registration Rights Agreement by and between the Company and the investors identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.20	Form of Securities Purchase Agreement by and between the Company and the Buyer identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.21*	Securities Purchase Agreement (2017-2 Note Conversion) by and between the Company and J. Church dated May 31, 2017
10.22*	Services Agreement by and between the Company and PCG Advisory Group dated May 22, 2017
10.23*	Acquisition Engagement Agreement by and between the Company and The Capital Corporation of America, Inc. dated June 1, 2017
10.24*	Consulting Agreement by and between the Company and LP Funding, LLC dated as of August 11, 2017
10.25*‡	Amended and Restated Employment Agreement by and among the Company, SolBright Energy Services, LLC and Patrick Hassell dated August 29, 2017
10.26*	Bill of Sale and Assignment and Assumption Agreement between the Company and Arkados Energy Solutions, LLC dated May 1, 2017
10.27*	Agreement and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed on September 17, 2004).
14.2	Code of Ethics for Financial Executives (incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB filed on September 17, 2004).
(21)	Subsidiaries of the Registrant
21*	Subsidiaries of the Registrant
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.

By: /s/ Terrence DeFranco
Terrence DeFranco
President and Chief Executive Officer
Date: September 13, 2017

By: /s/ Terrence DeFranco
Terrence DeFranco
Principal Financial and Accounting Officer
Date: September 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Terrence DeFranco	Sole Director	Date: September 13, 2017
Terrence DeFranco

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF MAY 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders Arkados Group, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Arkados Group, Inc. and Subsidiaries (the “Company”) as of May 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the two years in the period ended May 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2017 and 2016, and the results of its operations and cash flows for the two years in the period ended May 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

/s/ RBSM LLP

New York, NY

September 13, 2017

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of May 31,
	2017	2016
ASSETS

Current Assets:
Cash	$469,845	$56,172
Accounts receivable	1,086,497	192,100
Inventory	—	120,410
Costs in excess of billings	1,030,427	—
Prepaid expenses and other current assets	613,927	187,935
Total Current Assets	3,200,696	556,617

Property and equipment, net	27,309	7,642
Security deposit	20,384	20,384
Intangible assets, net	2,727,890	—
Goodwill	13,039,399	—

Total Assets	$19,015,678	$584,643

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts payable and accrued expenses	$2,543,942	$1,022,382
Billings in excess of costs	480,987	260,637
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	871,651	40,000
Notes payable	545,832	295,832
Total Current Liabilities	4,962,424	2,138,863

Long-term convertible debt	6,040,706	—
Long-term notes payable	2,000,000	—
Total Liabilities	13,003,130	2,138,863

Stockholders’ Equity (Deficiency):

Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 21,163,402 and 13,373,167 shares issued and outstanding, respectively	2,116	1,337
Additional paid-in capital	52,558,977	41,645,382
Accumulated deficit	(46,548,545)	(43,200,939)
Total Stockholders’ Equity (Deficiency)	6,012,548	(1,554,220)

Total Liabilities and Stockholders’ Equity (Deficiency)	$19,015,678	$584,643

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	May 31, 2017	May 31, 2016

Net sales	$2,346,811	$1,871,030

Cost of sales	1,660,293	909,902

Gross Profit	686,518	961,128

Operating Expenses:
Selling and general and administrative	3,523,618	3,702,665
Research and development	68,439	337,375
Total Operating Expenses	3,592,057	4,040,040

Loss From Operations	(2,905,539)	(3,078,912)

Other Income (Expenses):
Interest expense	(296,487)	(29,288)
Loss on settlement of liability	(145,580)	—
Loss on translation adjustments	—	(1,131)
Total Other Expense	(442,067)	(30,419)

Loss Before Provision for Income Taxes	(3,347,606)	(3,109,331)

Provision for income taxes	—	—

Net Loss	$(3,347,606)	$(3,109,331)

Loss per Common Share - Basic and Diluted	$(0.23)	$(0.26)

Weighted Average Shares Outstanding - Basic and Diluted	14,370,519	12,126,367

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

YEARS ENDED MAY 31, 2017 AND 2016

					Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance as of May 31, 2015	—	—	11,099,833	$1,110	$36,840,157	$(40,091,608)	$(3,250,341)
Common stock issued for board services	—	—	143,333	14	250,819	—	250,833
Common stock issued under private placement agreements	—	—	838,334	84	502,916	—	503,000
Stock options issued for board services	—	—	—	—	1,622,778	—	1,622,778
Stock options issued to employees	—	—	—	—	293,122	—	293,122
Warrants issued for services rendered	—	—	—	—	158,399	—	158,399
Common stock issued for debt conversion	—	—	50,000	5	41,327	—	41,332
Common stock issued for services	—	—	400,000	40	274,460	—	274,500
Common stock issued in connection with purchase of customer list- intangible	—	—	166,667	17	124,983	—	125,000
Warrants issued in connection with the purchase of customer list - intangible	—	—	—	—	124,113	—	124,113
Options issued to employees	—	—	—	—	1,068,125	—	1,068,125
Common stock issued to Management	—	—	675,000	67	344,183	—	344,250
Net loss	—	—	—	—	—	(3,109,331)	(3,109,331)
Balance May 31, 2016	—	—	13,373,167	1,337	41,645,382	(43,200,939)	(1,554,220)
Common stock issued for board services	—	—	—	—	—	—	—
Common stock issued under private placement agreements	—	—	2,050,002	205	1,229,796	—	1,230,000
Stock options issued for board services	—	—	—	—	—	—	—
Stock options issued to employees	—	—	—	—	590,661	—	590,661
Warrants issued for services rendered	—	—	—	—	—	—	—
Common stock issued for debt conversion	—	—	219,886	22	169,307	—	169,329
Common stock issued for settlement of accounts payable	—	—	208,596	21	252,982	—	253,003
Common stock issued for inducement	—	—	139,796	14	170,735	—	170,750
Common stock issued for services	—	—	610,000	61	511,239	—	511,300
Common stock issued for acquisition of Solebright	—	—	4,000,000	400	5,119,600	—	5,120,000
Common stock issued with convertible debt	—	—	70,000	7	50,123	—	50,130
Valuation of beneficial conversion feature of debt raise	—	—	—	—	2,819,200	—	2,819,200
Cashless exercise of stock options	—	—	44,403	4	(4)	—	—
Cashless exercise of warrants	—	—	447,552	45	(45)	—	—
Common stock issued to Management	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,347,606)	(3,347,606)
Balance as of May 31, 2017	—	$—	21,163,402	$2,116	52,558,977	$(46,548,545)	$6,012,548

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	May 31, 2017	May 31, 2016
Cash Flows From Operating Activities:
Net loss	$(3,347,606)	$(3,109,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	590,661	1,705,497
Gain on settlement of liability	145,580	—
Issuance of warrants for services	—	158,399
Depreciation and amortization	47,545	791
Amortization of debt discount	677,517	—
Impairment of intangible	—	249,113
Issuance of common stock for settlement of debt	67,000	—
Issuance of common stock for inducement	170,750	—
Issuance of common stock for services	511,300	104,188
Changes in operating assets and liabilities:
Accounts receivable	(894,397)	(59,751)
Inventory	120,410	36,295
Costs in excess of billings	(29,344)	—
Prepaid expenses and other current assets	(392,817)	(5,619)
Accounts payable and accrued expenses	988,483	252,193
Deferred revenue	117,424	(6,654)
Net Cash Used In Operating Activities	(1,227,494)	(674,879)

Cash Flows From Investing Activities:
Purchases of property and equipment	(10,000)	(8,433)
Purchase of SolBright assets	(3,000,000)	—
Security deposit	—	(18,510)
Net Cash Used In Investing Activities	(3,010,000)	(26,943)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	1,230,000	503,000
Proceeds from short-term note	350,000	—
Payment of debt	(70,000)	(60,000)
Proceeds from convertible debt issuance	3,141,167	80,000
Net Cash Provided By Financing Activities	4,651,167	523,000

Net Increase (Decrease) In Cash	413,673	(178,822)

Cash - Beginning of Year	56,172	234,994

Cash - End of Year	$469,845	$56,172

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$—	$—
Income taxes paid	$—	$—
Non Cash Investing and Financing Activities
Common stock issued for accrued stock based compensation	$—	$250,833
Stock options issued for accrued stock based compensation	$—	$1,622,778
Common stock issued for debt exchange	$169,329	$41,332
Value of common stock and warrants issued for purchase of intangible	$—	$249,113
Common stock issued for prepaid consulting	$—	$170,312
Original issue discount in connection with convertible debt issued	$514,000	$—
Deferred finance costs in connection with convertible debt issued	$199,833	$—
Debt discount in connection with restricted shares issued with convertible debt	$1,940,713	$—
Beneficial conversion feature in connection with convertible debt issued	$928,617	$—
Non Cash Activities Related to SolBright Acquisition
Current assets acquired	$1,034,258	$—
Property and equipment acquired	$21,101	$—
Intangible assets acquired	$2,764,000	$—
Goodwill acquired	$13,039,399	$—
Current liabilities assumed	$738,758	$—
Long-term debt issued as consideration	$8,000,000	$—
Common stock issued as consideration	$5,120,000	$—

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Arkados Group, Inc. (the “Parent”) conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and SolBright Energy Solutions, LLC (“SES”), formerly known as Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”).

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

Following the Asset Sale, the Company shifted its focus towards the following businesses:

Arkados – Arkados develops proprietary, cloud-based device and system management software solutions, which the Company refers to as the ArkticTM software platform, and delivers software services and support. ArkticTM is an open, scalable and interoperable software platform that supports industrial applications, including applications for smart manufacturing, measurement and verification, as well as predictive analysis, or data gathering for baselining machine performance data and reporting of anomalies.

SES - Formerly known as AES, the Company’s energy conservation services subsidiary, SES provides energy conservation services and solutions to commercial and buildings throughout the eastern United States. These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. SES also markets and sells the technology solutions of Arkados to help building owners save money. SES sells its services directly to building owners and managers.

On May 1, 2017, the Company acquired substantially all of the assets and certain liabilities of SolBright Renewable Energy, LLC (“SolBright RE”), used in the operation of SolBright RE’s solar engineering, procurement and construction business (the “SolBright Assets”). The Company is engaging in this business through its wholly owned subsidiary formerly known as Arkados Energy Solutions, LLC, whose name it formally changed on June 23, 2017 to SolBright Energy Solutions, LLC, or SES, to better reflect its newly acquired business.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $47 million since inception, including a net loss of approximately $3.3 million for the year ended May 31, 2017. Additionally, the Company still had both working capital and stockholders’ deficiencies at May 31, 2017 and 2016 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern.

Principles of Consolidation

The consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include SES and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

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

SES

Sales of products are recognized when the products are shipped and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed. Deferred revenue represents revenues billed but not yet earned.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both May 31, 2017 and 2016.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At May 31, 2017 and 2016, the Company determined that an allowance for doubtful accounts was not needed.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses approximate their fair values based on the short-term maturity of these instruments. The carrying amounts of debt were also estimated to approximate fair value. As defined in ASC 820, “Fair Value Measurements and Disclosures,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC 820 are as follows:

●             Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

●             Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

●             Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year ended
	May 31,
	2017	2016

Convertible notes	3,389,437	85,320
Stock options	7,437,500	3,012,500
Warrants	10,474,871	5,225,987
Potentially dilutive securities	21,301,808	8,323,807

Stock Based Compensation

In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. During the year ended May 31, 2017, 208,596 shares of the Company’s common stock were issued to satisfy accounts payable obligations amounting to $253,003 in stock compensation and 610,000 shares issued for consulting services amounting to $511,300 in stock based compensation. Additionally, the Company recorded $590,661 in compensation expense related to stock options granted to an employee. There were no additional issuances of warrants for services during the year ended May 31, 2017.

Stock based compensation expense for the years ended May 31, 2017 and 2016 was $1,101,961 and $1,968,084, respectively, and is included in selling, general and administrative expense.

Use of Estimates

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment and intangible assets, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Inventory

Inventory, which consists of finished goods and work-in-process (“WIP”) of SES, is valued at the lower of cost on a first-in, first-out basis or market. Inventory consists of the following at May 31, 2017 and 2016.

	May 31,
	2017	2016
Finished goods	$—	$60,012
Work-in-process (unbilled labor and consulting)	—	60,398
Total	$—	$120,410

Property and Equipment

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

Research and Development

All research and development costs are expensed as incurred.

Foreign Currency Transactions

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are deferred and amortized on a straight-line basis over the term of the related loan.

Convertible Instruments

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

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations.

Recent Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 - ACQUISITIONS, GOODWILL AND INTANGIBLE ASSETS

Acquisition of SolBright Renewable Energy, LLC

On May 1, 2017, the Company completed an acquisition (the “Asset Purchase”) pursuant to an Asset Purchase Agreement dated May 1, 2017 (the “Asset Purchase Agreement”) with SolBright Renewable Energy, LLC (“SolBright”), pursuant to which the Company acquired substantially all of the assets, and certain specified liabilities, of SolBright used in the operation of SolBright’s solar engineering, procurement and construction business (the “SolBright Assets”, the transaction shall collectively be referred to herein as the “Acquisition”).

In consideration for the purchase of the SolBright Assets, the Company delivered to SolBright (i) $3,000,000 in cash (the “Cash Payment”), (ii) a Senior Secured Promissory Note in the principal amount of $2,000,000 (the “Secured Promissory Note”), described below, (iii) a Convertible Promissory Note in the principal amount of $6,000,000 (“Preferred Stock Note”), described below, and (iv) the Common Stock Consideration, described below.

The Secured Promissory Note matures on May 1, 2020 barring any events of default, and that maturity date shall accelerate and the Secured Promissory Note along with accrued but unpaid interest shall be paid in full on the closing of an equity financing in which the Company issues equity securities which yield gross cash proceeds to the Company of at least $10,000,000 (excluding redeemable or convertible notes) or results in a change of control of the Company. The Company shall make prepayments of principal on a quarterly basis pursuant to the terms of the Secured Promissory Note if such funds are available. The Secured Promissory Note bears interest at 15% per annum, payable on a quarterly basis with the first payment due on May 31, 2017. The Secured Promissory Note is secured with a second priority lien on the Company’s accounts receivable relating to the solar engineering, procurement and construction business of SolBright acquired by it pursuant to the Asset Purchase Agreement, with such lien being junior only to the first priority security position granted pursuant to the AIP Note Purchase Agreement and the Security Agreement, both dated May 1, 2017.

The Preferred Stock Note matures on July 31, 2018 barring any demands following an event of default, provided that the Company shall make prepayments of principal on a quarterly basis pursuant to the terms of the Preferred Stock Note if such funds are available. The Preferred Stock Note bears interest at 4% per annum, provided that upon and during an event of default it shall bear interest at 12% per annum. Interest is payable quarterly in arrears commencing on May 1, 2017 and on the first business day of each August, November, February and May thereafter. The Preferred Stock Note will automatically convert, on the date that the Company’s Certificate of Designation for the Company’s 4% Series A Convertible Preferred Stock is filed with the Secretary of State of the State of Delaware and becomes effective, into a number of shares of the Company’s Series A 4% Convertible Preferred Stock, par value $0.0001 per share, equal to the outstanding principal and interest on the Preferred Stock Note divided by $1.50 per share, as adjusted for any stock splits, stock dividends, recapitalizations, combinations and the like that may occur prior to such conversion. The Company has agreed in the Asset Purchase Agreement to take the actions required for the automatic conversion of the Preferred Stock Note promptly following the closing of the Asset Purchase.

In connection with the Asset Purchase Agreement, and in addition to the consideration represented by the Cash Payment, the Secured Promissory Note and the Preferred Stock Note, the Company issued to SolBright 4,000,000 shares of the Company’s common stock at a fair value of $1.28 per share (the “Common Stock Consideration”). The Common Stock Consideration is subject to anti-dilution protection if, within 120 days of the closing of the Asset Purchase, the Company sells shares of its common stock at a price per share that is less than one dollar per share, in which case it shall issue additional shares of common stock to SolBright so that the total number of shares the Company has issued to SolBright equals $4,000,000 divided by such lower price per share.

The Company’s non-exclusive placement agent for the AIP Financing and the 2017 Convertible Notes Private Placement and earned a fee equal to 8% of the aggregate gross cash proceeds from each of these transactions.

The purchase price for the SolBright Renewable Energy, LLC acquisition was allocated as follows:

Costs in excess of billing	$1,001,083
Other current assets	33,175
Property and equipment	21,101
Intangible assets	2,764,000
Goodwill	13,039,399
Total assets acquired	$16,858,758

Accounts payable and accrued liabilities	635,832
Billings in excess of WIP	102,926
Total liabilities assumed	738,758
Net assets acquired	$16,120,000

The purchase price consists of the following:
Cash	3,000,000
Convertible note	6,000,000
Senior Secured Promissory Note	2,000,000
Common stock	5,120,000
Total purchase price	$16,120,000

The application of the acquisition method of accounting is dependent upon certain valuations and other studies that have yet to be completed. The purchase price allocation will remain preliminary until management determines the fair values of assets acquired and liabilities assumed. The final determination of the purchase price allocation is anticipated to be completed as soon as practicable after completion of the transaction and will be based on the fair values of the assets acquired and liabilities assumed as of the transaction closing date. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented.

The following unaudited pro forma consolidated results of operations have been prepared, as if the Asset Purchase had occurred as of June 1, 2016 and 2015:

	For the Years May 31,
	2017	2016
	(Unaudited)	(Unaudited)
Revenues	$8,748,262	$13,988,356
Net loss from continuing operations	$(3,320,081)	$(4,461,701)
Weighted average number of common shares – Basic and diluted	14,370,519	12,126,367
Net loss per share from continuing operations	$(0.23)	$(0.37)

NOTE 4 - ASSET SALE AND DEBT SUBJECT TO EQUITY BEING ISSUED

In December 2010, the Company entered into an agreement to sell substantially all of the assets (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”). The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June 2011.The Company is negotiating with its remaining unsecured debt holders to compromise, extend the due date or convert outstanding debt into equity. Debt holders who have agreed to settle through receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of May 31, 2017 and 2016.

As of May 31, 2017 and 2016, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of May 31, 2017 and 2016, accounts payable and accrued expenses consist of the following amounts:

	May 31,	May 31,
	2017	2016
Accounts payable	$2,146,516	$782,654
Accrued interest payable	236,351	116,035
Accrued payroll	15,129	28,320
Accrued other	145,946	95,373
	$2,543,942	$1,022,382

NOTE 6 – NOTE PAYABLE

Notes Payable

Notes payable transactions include the following:

Fiscal Year 2016 (Year Ended May 31, 2016) Transactions

In January 2016, the Company executed a promissory note for a loan in the principal amount of $60,000. The promissory note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017 (the “January Note”). The proceeds from the January Note were used to partially repay two convertible notes as discussed below. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to June 15, 2017.

On January 8, 2016, the Company entered into an Exchange Agreement with the noteholders of two 6% convertible notes in the aggregate principle amount of $130,000 (collectively the “Convertible Notes”) that were in default. On January 15, 2016, the Company applied the proceeds of the 2016 Notes together with the issuance of 50,000 shares of the Company’s common stock, to the payment of the Convertible Notes. In exchange for the payment and the shares, the holders of the Convertible Notes surrendered their notes, and the Company issued a new 6% Convertible Note to them in the original principal amount of $40,000 (“Reissued Note”). The holders further agreed that their extension of the maturity of the Convertible Notes had been effective from October 31, 2015 until January 15, 2016. The Reissued Note bears interest at the rate of 6% per year, compounded quarterly, and matured on December 31, 2016. In January 2017, the Company and holder agreed to extend the maturity date of the Reissued Note to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. The Reissued Note was in default as of May 31, 2017. At any time during the term of the Reissued Note, the holders have the right to convert any unpaid portion of the Reissued Note and accrued interest into shares of common stock at an original conversion price of $1.20 per share. The Company has evaluated the conversion terms and determined that a beneficial conversion feature is not applicable for this exchange transaction. As of May 31, 2017 the balance of the convertible loan amounted to $ 40,000. This note was paid in full through repayments made in June 2017 and August 2017.

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000 (collectively with the January Note, the “2016 Notes”). The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay the Convertible Notes as discussed above. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. As of May 31, 2017 the balance of these loans amounted to $ 20,000.

Fiscal Year 2017 (Year Ended May 31, 2017)

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to May 15, 2017, and subsequently amended this promissory note to extend the maturity date to December 31, 2017. As of May 31, 2017 the balance of the promissory loan amounted to $ 150,000.

On October 28, 2016, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an Original Issue Discount (“OID”) of $3,500) with a maturity date of January 30, 2017. The debenture is convertible only upon default after January 30, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $11,793 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $15,293 as of May 31, 2017. On January 27, 2017, the Company and holder amended this promissory note to extend maturity date to March 31, 2017. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017 and the conversion rate to $0.60. As a result, the Company recorded a debt discount of $26,707 which was fully amortized upon settlement. This note was settled in full on April 27, 2017 for $35,000 and 30,000 shares of the Company’s common stock.

On January 27, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $38,500 (which includes an OID of $3,500) with a maturity date of March 31, 2017. The debenture is convertible only upon default after March 31, 2017 at a conversion price of 65% of the average of the three lowest traded prices occurring during the 25 consecutive trading days immediately preceding the applicable conversion date. As additional consideration, the Company issued 20,000 shares of common stock upon execution of this agreement. Accordingly, the Company recorded debt discount of $14,398 related to the restricted shares issued, and an original issue discount of $3,500. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $17,898 as of May 31, 2017. On March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to April 21, 2017 and the conversion rate to $0.60. As a result, the Company recorded a debt discount of $24,101 which was fully amortized upon settlement. This note was settled in full on April 27, 2017 for $35,000 and 20,000 shares of the Company’s common stock.

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly, the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $59,935 as of May 31, 2017. Net discount and net loan balance amounted to $61,950 and $63,050 respectively, as of May 31, 2017 and is recorded in convertible debentures.

Long-Term Convertible Debenture

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 180 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $24,573 which resulted in a net discount of $109,294 and a net loan balance of $40,706 classified as long-term convertible debt.

On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. Effective March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. The net loan balance of $100,000 is classified in short-term notes payable.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. Accordingly, the Company recorded debt discount of $89,337 related to the warrants and a $3,000 related to the deferred financing costs. As of May 31, 2017, total straight-line amortization for these transactions amounted to $33,543, resulting in a net discount of $58,794 and a net loan balance of $44,206 classified as short-term convertible debentures, net of debt discount.

On March 7, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. On April 20, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to April 21, 2017. The note was converted in full to 169,886 shares of common stock on May 31, 2017. This note was settled in full effective March 31st for 169,886 shares of common stock and 169,886 warrants to purchase common stock at $1.00 per share.

AIP Financing

On May 1, 2017, the Company completed a financing transaction with AIP Asset Management Inc. (the “Security Agent”), AIP Global Macro Fund, LP (“AGMF”), AIP Global Macro Class (“AGMC”) and AIP Canadian Enhance Income Class (“ACEIC” and together with AGMF and AGMC, collectively, “AIP”), pursuant to which we raised capital by issuing 10% Secured Convertible Promissory Notes (the “10% Secured Convertible Notes”) in the aggregate principal amount of $2,500,000 to AIP and AIP Private Capital Inc. (collectively, the “Holders”) in accordance with the terms of the AIP Note Purchase Agreement dated May 1, 2017 (the “AIP Note Purchase Agreement”) with AIP (the “AIP Financing”). In connection with the issuance of the 10% Secured Convertible Notes, the Company and its subsidiaries entered into a Security Agreement dated May 10, 2017 (the “Security Agreement”) with the Security Agent, pursuant to which the Company granted the Security Agent a security interest in substantially all the Company’s assets the those of the Company’s subsidiaries. In addition, pursuant to the AIP Note Purchase Agreement, the Company issued warrants (the “AIP Warrants”) to the Holders to purchase 2,500,000 shares of the Company’s common stock, subject to adjustment for certain events, such as stock splits and stock dividends, at an exercise price of $1.00 per share, and which have five year terms.

The principal amount of the 10% Secured Convertible Notes exceeds the cash consideration paid by the Holders for such notes, with such excess representing a 15% original issue discount. The 10% Secured Convertible Notes mature on May 1, 2018 unless earlier converted pursuant to the terms of the AIP Note Purchase Agreement. The 10% Secured Convertible Notes bear interest at 10% per annum, provided that during an Event of Default (as defined in the AIP Note Purchase Agreement) it shall bear interest at 20% per annum, payable on a monthly basis. The 10% Secured Convertible Notes are secured with a first priority lien as set forth in the Security Agreement. The outstanding principal and interest under the 10% Secured Convertible Notes is convertible at the option of the Holder of each of the 10% Secured Convertible Notes into shares of the Company’s common stock at $0.80 per share, or $0.60 if the Company has not raised $500,000 in the 90 days following the closing (which it has done), or, upon an uncured Event of Default (as defined in the AIP Note Purchase Agreement), the lesser of the closing bid of the Company’s common stock on the day notice of conversion is given or 75 percent of the price of Shares in any registered offering.

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement.

In relation to this transaction, the Company recorded debt discount of $1,250,000 related to the warrants issued, a debt discount of $250,000 related to the beneficial conversion feature, an OID of $375,000 and deferred finance cost of $175,833. As of May 31, 2017, total straight-line amortization for these transactions amounted to $168,562 which resulted in a net discount of $1,882,274 and a net loan balance of $617,727 classified as convertible debentures, net of debt discount.

9% Convertible Notes

On April 21, 2017, the Company closed a private placement (the “2017 Convertible Notes Private Placement”) of $899,999 principal amount of its 9% Convertible Promissory Notes (the “9% Convertible Notes”) and common stock purchase warrants (the “2017 Notes Offering Warrants”) issued to L2 Capital LLC (“L2”) and SBI Investments LLC 2014-1 (“SBI” and together with L2, the “Note Investors”). The 9% Convertible Notes and the 2017 Notes Offering Warrants were issued pursuant to Note Purchase Agreements (the “Note Purchase Agreements”), dated April 21, 2017, to each of the Note Investors, in substantially the same form.

The 9% Convertible Notes mature on October 21, 2017 unless earlier converted pursuant to the terms of the Note Purchase Agreements. The 9% Convertible Notes bear interest at 9% per annum. The outstanding principal and interest under the 9% Convertible Notes, solely upon an Event of Default (as defined in the 9% Convertible Notes) that is not cured within five business days, are convertible at the option of each of the Note Investors into shares of the Company’s common stock at an exercise price equal to 60% of the lowest traded price of the common stock on the OTC Pink Marketplace during the 30 trading days prior to the conversion date (the “Market Price”).

As a part of the 2017 Convertible Notes Private Placement, the Company issued 2017 Notes Offering Warrants to the Note Investors providing them with the right to purchase, in the aggregate, up to 1,279,998 shares of the Company’s common stock at an initial exercise price equal to the lesser of (i) $0.60 and (ii) 75% of the offering price of the Company’s common stock in the Company’s next publicly registered offering, subject to adjustment for certain events such as stock splits and stock dividends. Subject to certain limitations, the 2017 Notes Offering Warrants are exercisable on any date after the date of issuance for a term of five years. As of the date of this filing, these warrants have been exercised. On May 16, 2017, L2 exercised their 831,168 warrants in a cashless exercise for 447,552 shares of the Company’s common stock at $0.60 per share.

In relation to this transaction, the Company recorded debt discount of $560,343 related to the warrants issued, a debt discount of $339,656 related to the beneficial conversion feature, an OID of $107,999 and deferred finance cost of $12,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $226,666 which resulted in a net discount of $793,332 and a net loan balance of $106,667 classified as convertible debentures, new of debt discount.

SolBright Notes

As part of the consideration for the purchase of the SolBright Assets, the Company delivered to SolBright a Senior Secured Promissory Note in the principal amount of $2,000,000 and a Convertible Promissory Note in the principal amount of $6,000,000 and are classified as long-term convertible notes payable and long-term convertible debt (See Note 3).

NOTE 7 – INCOME TAXES

There was no provision for federal or state taxes for both of the years ended May 31, 2017 and 2016.

The components of deferred taxes were as follows:

	May 31,	May 31,
	2017	2016
Deferred tax assets:
Net operating loss carry forward	$7,832,000	$7,219,000
Changes in prior year estimates	42,000	150,000
Valuation allowance	(7,874,000)	(7,369,000)
Net deferred tax asset	$—	$—

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

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2017 and 2016 is as follows:

	2017	2016
Federal statutory income tax rates	(35)%	(35)%
State statutory income tax rate, net of federal benefit	(5)	(5)
Permanent differences – equity rights	6	24
Incentive stock options	7	—
Non-deductible amortization of debt discount	8	—
Goodwill amortization	(1)	—
Other	—	3
Change in valuation allowance	20	13

Effective tax rate	—%	—%

As of May 31, 2017, the Company has federal net operating loss carryforwards of approximately $20,000,000 subject to expiration between fiscal years 2027 and 2037. The Company may have had a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code. The net operating losses may be limited as to its utilization on an annual basis. Currently, no such evaluation has been performed.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from fiscal 2013 through 2017 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended May 31, 2017 and 2016.

NOTE 8 - STOCKHOLDERS’ DEFICIENCY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of May 31, 2017.

Upon effectiveness of the Amendment, the Board of Directors will have the authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of Delaware. The issuance of Preferred Stock could have the effect of decreasing the trading price of the Common Stock, restricting dividends on the capital stock, diluting the voting power of the Common Stock, impairing the liquidation rights of the capital stock, or delaying or preventing a change in control of the Company.

Series A Convertible Preferred Stock

As described above, upon the effectiveness of the Amendment, the Board shall authorize the filing of the Certificate of Designation in the form filed as an exhibit to this registration statement for its Series A Convertible Preferred Stock in order to meet its obligations to SolBright under the Asset Purchases Agreement and the Preferred Stock Note. The rights, preferences, privileges and restrictions of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

●	The shares of Series A Convertible Preferred Stock have a stated value of $1.50 per share (the “Stated Value”).

●	Each holder of a share of Series A Convertible Preferred Stock shall be entitled to receive dividends (“Accruing Dividends”) on such share equal to four percent (4%) per annum (the “Dividend Rate”) of the stated value before any Dividends shall be declared, set apart for or paid upon any junior stock or parity stock. Dividends on a share of Series A Convertible Preferred Stock shall accrue daily at the Dividend Rate, commence accruing on the issuance date thereof, compound annually, be computed on the basis of a year consisting of twelve 30-day months and payable in cash.

●	Each share of Series A Convertible Preferred Stock is convertible, at the option of the holders, into that number of shares of Common Stock determined by dividing the Stated Value by the Conversion Price which the parties agreed would be $1.50 (subject to stock splits, stock dividends, recapitalizations, combinations and the like that may occur prior to such conversion).

●	The Company may redeem any or all of the outstanding Series A Convertible Preferred Stock (a “Company Redemption”) from time to time but only if “Redemption Funds” (defined below) are available for such redemption at a redemption price that shall equal the Stated Value per share, plus any Accruing Dividends accrued but unpaid thereon through the date chosen by the Company for the redemption. The Company’s Board of Directors shall determine no later than 20 days after the end of each fiscal quarter if Redemption Funds are available for a Company Redemption for such quarter, and if Redemption Funds are deemed available, then the Company shall notify the holders no later than 30 days after the end of the respective Company fiscal quarter. The Company is under no obligation to redeem any Series A Convertible Preferred Stock shares if such redemption would result in a violation of law, including any violation of the Delaware General Corporation Law. “Redemption Funds” means (a) during the period from the closing date of the Asset Purchase transaction (the “Closing Date”) until any and all amounts due under that certain 15% Secured Promissory Note (“Buyer Promissory Note”), which note was issued concurrently with the Preferred Stock Note as part of the consideration paid to Buyer, has been fully paid and the Buyer Promissory Note has been extinguished, the amount that equals (i) 50% of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of the “Business” (as defined in the Asset Purchase Agreement), calculated in accordance with generally accepted accounting principles, for the last four quarters preceding the Redemption Funds calculation, minus (ii) the sum of all dividend payments paid by the Company to the holder for the Series A Convertible Preferred Stock during the last 12 months preceding the Redemption Funds calculation, minus (iii) $1,200,000; and (b) during the period from the date the Buyer Promissory Note has been extinguished until the Series A Convertible Preferred Stock has been fully redeemed, the amount that equals (x) 100% of the EBITDA of the “Business” (as defined in the Asset Purchase Agreement), calculated in accordance with generally accepted accounting principles, for the last four quarters preceding the Redemption Funds calculation, minus (y) the sum of all dividend payments paid by the Company to the holder for the Series A Convertible Preferred Stock during the last 12 months preceding the Redemption Funds calculation, minus (z) $1,200,000; provided, however, since the Redemption Funds calculation is intended to cover a full twelve-month period, until the Redemption Funds calculation period includes a full twelve-month period after the Closing Date, the calculation of the Redemption Funds shall be adjusted for each of (a)(i) and (ii), and (b)(x) and (y) above, by dividing the amount so calculated in such subsection by the number of days between the Closing Date and the end of such calculation period, and then multiplying such amount by 365.

●	The shares of Series A Convertible Preferred Stock are senior in liquidation preference to all shares of the Company’s common stock, all classes of the Company’s securities established prior to the original issue date of the Series A Convertible Preferred Stock (the “Original Issue Date”) and each other capital stock or series of Company’s preferred stock established after the Original Issue Date by the Board of Directors, the terms of which do not expressly provide that such class or series ranks senior to or on a parity with the Series A Preferred Stock as to dividend rights or rights upon the liquidation, winding-up or dissolution of the Company.

●	The shares of Series A Convertible Preferred Stock shall have no voting rights except as required by law. However, the consents of the holders of a majority of the shares of Series A Convertible Preferred Stock is necessary for us to amend the Series A Convertible Preferred Stock certificate of designation.

Common Stock

Each outstanding share of Common Stock entitles the holder thereof to one vote per share on all matters. Holders of Common Stock do not have preemptive rights to purchase shares in any future issuance of Common Stock. Upon the Company’s liquidation, dissolution or winding up, and after payment of creditors and preferred stockholders, if any, the Company’s assets will be divided pro-rata on a share-for-share basis among the holders of Common Stock.

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

Fiscal Year 2016 (Year Ended May 31, 2016)

The following transactions affected the Company’s Stockholders’ Deficiency for Fiscal Year 2016:

a.          On June 25, 2015, the Company issued 108,333 shares of common stock to its chairman/chief executive officer and 35,000 shares of common stock to an officer/former director for services rendered to the Company’s board of directors in fiscal 2015. The shares were valued at $1.75 per share. The value of the shares totaling $250,833 was charged as stock compensation in fiscal 2015.

b.          For the period June 1, 2015 through May 31, 2016, 838,334 shares of common stock were subscribed for under the PPO and the Company received proceeds of $503,000. These shares were issued in July and August 2015.

c.          On January 8, 2016, the Company issued 50,000 shares as part of a debt conversion and refinance whereby $130,000 of note principle and accrued interest of $11,332 were extinguished and a new note of $100,000 was issued.

d.          On February 23, 2016, the Company entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. The Company has agreed to pay for the services by issuing two tranches of 150,000 shares of the Company’s Common Stock each, with the second tranche becoming issuable only if the Company does not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, the Company issued the first tranche of 150,000 shares to the consultant on April 8, 2016.

e.          On April 22, 2016, the Company issued 675,000 shares of common stock to its key employees, including 500,000 shares to its chairman/chief executive officer, for services rendered to the Company in fiscal 2016. The shares were valued at $0.51 per share. The value of the shares totaling $344,250 was charged as stock compensation in fiscal 2016.

f.           On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets valued at $249,113 in exchange for 166,667 shares of the Company’s common stock and a warrant to purchase 166,667 shares of the Company’s common stock at $2.00 per share. As a result of management’s evaluation, the intangible asset was deemed impaired and thus fully written off to selling, general and administrative expense of the income statement.

Fiscal Year 2017 (Year Ended May 31, 2017)

The following transactions affected the Company’s Stockholders’ Deficiency for Fiscal Year 2017:

a.         On October 13, 2016, the Company issued 400,000 shares of its common stock for consulting services to two consulting firms. The shares were valued at $0.67 at the time resulting in $268,000 in stock based compensation.

b.         On October 28, 2016, the Company issued 20,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 6).

c.         On November 11, 2016, the Company issued 50,000 shares of its common stock as part of a promissory note entered into with an investor (see Note 6).

d.         In December 2016, the Company issued 50,000 shares of common stock for consulting services valued at $55,000.

e.         In January 2017, the Company issued 15,000 valued at shares of common stock $14,398 to a noteholder as consideration for an inducement to amend the maturity date of a loan. This amount was recorded in interest expense as of May 31, 2017.

f.          In January 2017, the Company issued 20,000 shares of common stock as part of a promissory note entered into with an investor valued at $14,400 for an inducement to amend the loan and recorded in interest expense as of May 31, 2017.

g.         On February 15, 2017, the Company issued 208,596 shares of its common stock as payment to satisfy accounts payable balances of two vendors totaling $253,003.

h.         On March 23, 2017, the Company issued 44,403 shares of its common stock to an employee in connection with their cashless exercise of stock options.

i.          On May 1, 2017, the Company completed a financing transaction pursuant to which the Company sold its 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,500,000 to certain accredited investors. The Company issued warrants to the investors in this offering to purchase 2,500,000 shares of the Company’s common stock.

j.          On April 27, 2017, the Company closed a private placement of $899,999 in principal amount of its 9% Convertible Promissory Notes and common stock purchase warrants to purchase 1,279,998 shares of the Company’s common stock to two accredited investor entities.

k.         On May 1, 2017, the Company closed a private placement of its common stock and units to accredited investors in which it raised $1,230,000 through the sale of 2,050,002 shares of its common stock and three-year warrants to purchase 2,050,002 shares of its common stock at an exercise price of $1.00 per share. An additional investor participated in this offering by converting $100,000 in aggregate principle amount of an outstanding convertible note, plus accrued but unpaid interest, into 169,886 shares of Company common stock and warrants to purchase 169,886 shares of Company common stock.

l.          In connection with the May 1, 2017 Asset Purchase Agreement, the Company issued to SolBright 4,000,000 shares of the Company’s common stock at one dollar per share (the “Common Stock Consideration”). The Common Stock Consideration is subject to anti-dilution protection if, within 120 days of the closing of the Asset Purchase, the Company sells shares of its common stock at a price per share that is less than one dollar per share, in which case the Company shall issue additional shares of common stock to SolBright so that the total number of shares the Company has issued to SolBright equals $4,000,000 divided by such lower price per share. The shares were valued at $1.28 per share which relates to the stock price on date of sale totaling $5,120,000.

m.        On May 1, 2017, the Company issued 100,000 shares of its common stock to a law firm for services with a fair value of $128,000.

n.         On May 16, 2017, the Company issued 447,552 shares of its common stock to a note holder in a cashless exercise of 831,168 warrants.

o.         On May 22, 2017, the Company issued 60,000 shares of its common stock to a consultant for services with a fair value of $60,300.

p.         In April and May 2017, the Company issued a total of 104,796 shares of its common stock to a note holder in connection with the amendment and settlement of two convertible promissory notes totaling $77,000. The value of the additional shares amounted to $79,454 and is recorded as interest expense.

q.         On May 11, 2017 the Company issued a total of 50,000 shares of its common stock to a noteholder in connection with the amendment of a convertible loan totaling $150,000. The value of the additional shares amounted to $62,500 and are recorded as interest expense.

NOTE 9 – STOCK-BASED COMPENSATION

The Company accounted for its stock based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

2017 Equity Incentive Plan

The Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) on April 27, 2017 and the stockholders of the Company holding a majority in interest of the outstanding voting capital stock of the Company approved and adopted the 2017 Plan on April 28, 2017. The maximum number of shares of the Company’s Common Stock that may be issued under the Company’s 2017 Plan, is 10,000,000 shares.

Options

The Company issued options to purchase an aggregate of 4,100,000 shares of the Company’s common stock during the year ended May 31, 2016, 2,100,000 of which were granted outside of the 2004 Stock Option and Restricted Stock Plan (the “2004 Plan”). During the year ended May 31, 2017, the Company granted 2,500,000 options of which were granted under the 2017 Plan.

The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.20 to $1.30; strike price - $1.00 to $2.00; expected volatility - 93.24% to 100.05%; risk-free interest rate - 1.5% to 2.3%; dividend rate - 0%; and expected term – 2 to 5.75 years.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	1,012,500	$1.20
Granted	4,100,000	0.94
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	2,500,000	1.60
Exercised	(175,000)	1.00
Expired or cancelled	—	—
Outstanding at May 31, 2017	7,437,500	$1.19

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2017:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	2,300,000	4.47	$0.60	2,300,000
$1.00	1,025,000	5.54	$1.00	1,025,000
$1.20	1,562,500	7.58	$1.20	1,562,500
$1.50	1,000,000	9.92	$1.50	1,000,000
$2.00	1,550,000	8.20	$2.00	1,550,000
	7,437,500	6.78	$1.19	7,437,500

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $345,000 and was based on the Company’s closing stock price of $0.75 as of May 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $590,661 and $1,068,125 for the years ended May 31, 2017 and 2016, respectively. As of May 31, 2017, there was future compensation cost of $1,871,127 related to non-vested stock options.

On June 25, 2015, the Company issued options under the 2004 Plan to its chairman/chief executive officer and a former director for services rendered to the Company’s board of directors in fiscal 2015 to purchase a total of 1,300,000 shares of common stock as follows:

1.	Chairman/chief executive officer – options to purchase 1,000,000 shares of common stock at $0.60 per share; and

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

On April 22, 2016, the Company issued options outside of its 2004 Plan, which vested immediately and are exercisable for ten years, to certain of its key employees, including its chairman/chief executive officer for services rendered to the Company during fiscal 2016 for a total of 1,100,000 shares of its common stock as follows:

1.	Chairman/chief executive officer – options to purchase 500,000 shares of the Company’s common stock at $0.60 per share.
2.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company’s common stock at $1.20 per share.
3.	Chairman/chief executive officer – options to purchase 300,000 shares of the Company’s common stock at $2.00 per share.

The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.75; strike price - $0.60; expected volatility – 91.35%; risk-free interest rate - 0.73%; dividend rate - 0%; and expected term – 1.5 years.

On April 28, 2017, the Company granted 2,500,000 options to the President of SES (the “SES President”) in connection with his employment agreement dated April 28, 2017, with exercise prices ranging from $1.00 to $2.00 per share. The employment agreement calls for additional grants of 2,500,000 options on the first and second anniversary of the SES President’s continuous service. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.30; strike price - $1.00 to $2.00; expected volatility - 100.05%; risk-free interest rate - 2.3%; dividend rate - 0%; and expected term – 5 to 5.75 years. Total expense related to these options was $590,661 for the year ended May 31, 2017.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2015	3,937,986	$1.45
Granted	1,288,001	1.78
Exercised	—	—
Expired or cancelled	—	—
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	6,249,886	0.90
Exercised	(831,168)	0.60
Expired or cancelled	(169,833)	3.14
Outstanding at May 31, 2017	10,474,872	$1.20

The following table summarizes information about warrants outstanding and exercisable at May 31, 2017:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	698,830	4.13	$0.60	698,830
$1.00	5,002,889	3.84	$1.00	5,002,889
$1.20	2,934,822	2.20	1.20	2,934,822
$2.00	1,838,331	1.07	2.00	1,838,331
	10,474,872	2.91	$1.20	10,474,872

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date.

Issuances of warrants to purchase shares of the Company’s common stock were as follows:

Fiscal Year 2016 (Year Ended May 31, 2016)

a.          As discussed in Note 8, in addition to common stock, the Company also issued warrants to purchase 833,334 shares of the Company’s common stock under the PPO.

b.          In November 2015, a warrant to purchase 250,000 shares of the Company’s common stock at $1.00 per share was issued to a vendor as a bonus payment for services rendered in connection with a software development agreement. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $139,928 was charged as research and development.

c.           In November 2015, a warrant to purchase 33,000 shares of the Company’s common stock at $1.00 per share was issued to a consultant for services rendered under a consulting contract. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $1.00; strike price $1.00; expected volatility 87.54%; risk free interest rate 1.21%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $18,471 was charged as consulting fees. See Note 11.

d.           On April 28, 2016, the Company entered into an asset purchase agreement pursuant to which the Company purchased intangible assets in exchange for 166,667 shares of the Company’s common stock and a warrant to purchase 166,667 shares of the Company’s common stock at $2.00 per share. The warrant issued was valued using the Black Scholes option pricing model under the following assumptions: stock price $0.75; strike price $2.00; expected volatility 293%; risk free interest rate .93%; dividend rate 0%; and expected term 3 years. The value of the warrant totaling $124,000 was included in the cost of the intangible which was fully impaired as of May 31, 2016.

Fiscal Year 2017 (Year Ended May 31, 2017)

a.           On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share.

b.           On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note”), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share.

c.           On March 7, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share.

d.           In April and May of 2017 the Company issued a total of 2,219,888 warrants issued in connection with the Company’s 2017 Common Stock Private Placement to accredited investors. The warrants have a three-year term and an exercise price of $1.00.

e.           On April 21, 2017, as a part of the 2017 Convertible Notes Private Placement, the Company issued 2017 Notes Offering Warrants to the Note Investors providing them with the right to purchase, in the aggregate, up to 1,279,998 shares of the Company’s common stock at an initial exercise price equal to the lesser of (i) $0.60 and (ii) 75% of the offering price of the Company’s common stock in the Company’s next publicly registered offering. The 2017 Notes Offering Warrants are exercisable on any date after the date of issuance for a term of five years. On May 16, 2017, one of these Note Investors exercised 831,168 warrants at a price of $0.60.

f.            On May 1, 2017, the Company issued 2,500,000 warrants in connection with the AIP Financing at an exercise price of $1.00 per share and a five-year term.

g.           On May 16, 2017, the Company issued 447,552 shares of its common stock to a note holder in a cashless exercise of 831,168 warrants.

NOTE 10 – LICENSE AGREEMENTS

Master Agreement – License of (“PEMS-SF”)

On July 10, 2014, the Company entered into a Master Agreement to license the Company’s Process and Event Management System (“PEMS-SF”) with Tatung Corporation (“Tatung”). The basic fee generation structure of the Master Agreement allows for (1) a one-time licensing fee for each PEMS-SF-enabled stations or subsystems installed, (2) separate fees of up to 10% of the software fees for software updates, maintenance and technical support, (3) on-going service fees based on units of products manufactured utilizing PEMS-SF; and (4) an annual service fee for cloud-based services and data storage. The Master Agreement has a year-to-year term but can be terminated by either party upon sixty (60) days’ advance written notice. Upon termination or expiration of this agreement, the Company is not required to provide any continuing or ongoing processing of data or other services that, pursuant to a sub-agreement, are discontinued upon termination, however, the customer shall retain any perpetual rights granted in a sub-agreement or schedule. The term of any sub-agreements is concomitant and co-terminus with the Master Agreement term.

Revenue recognized under the Master Agreement amounted to $14,793 and $172,600 for the years ended May 31, 2017 and 2016, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $0 and $87,500 for the years ended May 31, 2017 and 2016, respectively.

In March 2015, the Company entered into a one-year agreement, with automatic one-year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was $60,000 and $395,000 for the years ended May 31, 2017 and 2016, respectively.

NOTE 11 – COMMITMENTS

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

The Company’s SES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes for the premises.

In May 2016, SES entered into a new facilities lease with a third party with a lease term of 64 months for its corporate office. The first two months were abated and then the monthly base rent is $5,176 per month for 10 months. The base rent has gradual increases until $6,000 per month in months 61-64. Monthly rent payment also includes common area maintenance charges, taxes, parking and other charges. The Company also paid a security deposit of $7,166 which is recorded as a prepaid expense on the accompanying balance sheet.

Rent expense for all locations including occupancy costs for the years ended May 31, 2017 and 2016 was $89,208 and $80,992, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ended May 31,	Office Rent

2018	$152,502
2019	93,832
2020	68,041
2021	70,075
2022	18,000
Thereafter	—
$402,450

Consulting Agreements

On November 15, 2015, the Company entered into a one-year consulting agreement to provide advisory services whereby the consultant received a payment of a warrant to purchase 33,000 shares of the Company’s common stock at $1.00 per share.

On February 23, 2016, the Company entered into a consulting agreement with LPF Communications under which LPF Communications is to provide certain investor relations services for a period of up to six months. The Company has agreed to pay for the services by issuing two tranches of 150,000 shares of the Company’s Common Stock each, with the second tranche becoming issuable only if the Company does not terminate the consulting agreement on or prior to June 8, 2016. Pursuant to the agreement, the Company issued 300,000 shares valued at $205,000 which was recorded in prepaid expense and amortized over the term of the agreement.

On May 15, 2016, the Company entered into a two-year consulting agreement whereby consultant is to perform certain consulting and advisory services. The Company issued 100,000 shares of common stock valued at $69,000 as compensation which was recorded as prepaid expenses and amortized over the life of the contract.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts.

Net Sales

Three customers accounted for 85% of net sales for the year ended May 31, 2017, as set forth below:

Customer 1	37%
Customer 2	29%
Customer 2	19%

Two customers accounted for 60% of net sales for the year ended May 31, 2016, as set forth below:

Customer 1	29%
Customer 2 (related party, see Note 13)	31%

Accounts Receivable

Two customers accounted for 91% of the accounts receivable as of May 31, 2017, as set forth below:

Customer 1	50%
Customer 2	41%

Two customers accounted for 94% of the accounts receivable as of May 31, 2016, as set forth below:

Customer 1	83%
Customer 2	11%

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company performed consulting services for an entity that is controlled by a former director. Consulting services for the fiscal years ended May 31, 2017 and 2016 were $0 and $78,872, respectively.

There were no related party transactions during the year ended May 31, 2017.

NOTE 14 - BUSINESS SEGMENT INFORMATION

As of May 31, 2017, the Company had two operating segments, Arkados and SES.

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

Operating results for the business segments of the Company were as follows:

	Arkados	SES	Total
Fiscal-Year Ended May 31, 2017
Revenues	$79,327	$2,267,484	$2,346,811
(Loss) income from operations	$(2,930,769)	$25,230	$(2,905,539)

Fiscal Year Ended May 31, 2016
Revenues	$730,249	$1,140,781	$1,871,030
Loss from operations	$(2,171,333)	$(907,579)	$(3,078,912)

Total Assets
May 31, 2017	$657,885	$18,357,793	$19,015,678
May 31, 2016	$236,797	$347,846	$584,643

NOTE 15 – SUBSEQUENT EVENTS

On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a fair value of $0.70 per share.

On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a fair value of $0.62 per share.

On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIG and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIG in connection with the AIG Financing from $0.80 to $0.60 per share.

On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five year term. The notes include a total OID of $17,000 and $3,000 of deferred financing costs. The proceeds from these two notes totaled $50,000.