Form 10-Q
period 2017-08-31
ARKADOS GROUP, INC.
filed 2017-10-24
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2017

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-27587

ARKADOS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gateway Center, Suite 2600, Office 11 Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

(862) 373-1988

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of October 24, 2017, there were 21,673,403 shares of the registrant’s common stock outstanding.

ARKADOS GROUP, INC.

FORM 10-Q

FOR THE THREE MONTHS ENDED AUGUST 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ARKADOS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 31,	May 31,
	2017	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$827,351	$469,845
Accounts receivable	1,088,926	1,086,497
Costs in excess of billings	1,120,148	1,030,427
Prepaid expenses and other current assets	457,136	613,927
Total Current Assets	3,493,561	3,200,696

Property and equipment, net	25,905	27,309
Security deposit	24,902	20,384
Intangible assets, net	2,589,560	2,727,890
Goodwill	13,039,399	13,039,399

Total Assets	$19,173,327	$19,015,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,277,528	$2,174,543
Billings in excess of costs	678,016	480,987
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	2,305,806	871,651
Notes payable	545,832	545,832
Total Current Liabilities	7,327,194	4,593,025

Long-term convertible debt	6,000,000	6,040,706
Long-term notes payable	2,000,000	2,000,000
Total Liabilities	15,327,194	12,633,731

Stockholders’ Equity:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, zero shares outstanding	—	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 21,673,403 and 21,163,402 shares issued and outstanding , respectively	2,167	2,116
Additional paid-in capital	53,831,649	52,558,977
Accumulated deficit	(49,987,683)	(46,179,146)
Total Stockholders’ Equity	3,846,133	6,381,947

Total Liabilities and Stockholders’ Equity	$19,173,327	$19,015,678

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Month Ended
	August 31, 2017	August 31, 2016

Net sales	$5,278,041	$424,487

Cost of sales	4,495,977	380,009

Gross Profit	782,064	44,478

Operating Expenses:
Selling and general and administrative	1,577,856	312,941
Research and development	—	8,860
Total Operating Expenses	1,577,856	321,801

Loss From Operations	(795,792)	(277,323)

Other Income (Expenses):
Interest expense	(610,577)	(9,651)
Modification of beneficial conversion features on convertible notes	(594,583)	—
Amortization of debt discount and deferred finance costs	(1,807,585)	—
Total Other Expense	(3,012,745)	(9,651)

Loss Before Provision for Income Taxes	(3,808,537)	(286,974)

Provision for income taxes	—	—

Net Loss	$(3,808,537)	$(286,974)

Loss per Common Share - Basic and Diluted	$(0.18)	$(0.02)

Weighted Average Shares Outstanding - Basic and Diluted	21,370,655	13,373,167

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31, 2017	August 31, 2016
Cash Flows From Operating Activities:
Net loss	$(3,808,537)	$(286,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	244,060	—
Modification of beneficial conversion features on convertible notes	594,583	—
Depreciation and amortization	139,734	264
Amortization of debt discount and deferred finance costs	1,807,585	—
Issuance of common stock for inducement	85,651	—
Issuance of warrants for inducement	65,973	—
Issuance of common stock for services	236,320	—
Changes in operating assets and liabilities:
Accounts receivable	(2,429)	(30,434)
Inventory	—	(20,787)
Costs in excess of billings	(89,721)	—
Prepaid expenses and other current assets	156,791	62,443
Accounts payable and accrued expenses	1,102,985	124,772
Billings in excess of costs	197,029	(49,800)
Net Cash Provided By (Used In) Operating Activities	730,024	(200,516)

Cash Flows From Investing Activities:
Security deposit	(4,518)	—
Net Cash Used In Investing Activities	(4,518)	—

Cash Flows From Financing Activities:
Proceeds from short-term note	—	150,000
Payment of debt	(418,000)	—
Proceeds from convertible debt issuance	50,000	—
Net Cash Provided By (Used in) Financing Activities	(368,000)	150,000

Net Increase (Decrease) In Cash	357,506	(50,516)

Cash - Beginning of Period	469,845	56,172

Cash - End of Period	$827,351	$5,656

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$91,043	$—
Income taxes paid	$—	$—
Non Cash Investing and Financing Activities
Original issue discount in connection with convertible debt issued	$17,000	$—
Deferred finance costs in connection with convertible debt issued	$3,000	$—
Beneficial conversion feature in connection with convertible debt issued	$46,136	$—

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

ARKADOS GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Arkados Group, Inc. (the “Company”) conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and SolBright Energy Solutions, LLC (“SES”), formerly known as Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”). The Company is a technology company that delivers cutting-edge solutions and services that optimize energy and operational efficiency for commercial and industrial buildings. The Company’s Internet of Things solutions leverage the power of Big Data to lower energy and maintenance costs and are bundled with its energy conservation services to deliver tangible value for our customers.

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

Following the Asset Sale, the Company shifted its focus towards the following businesses:

Arkados – Arkados is the Company’s technology research and development subsidiary and has developed the Arktic™ software platform, a scalable and interoperable cloud-based system for sensing, gathering, storing and analyzing data as well as reporting critical information and implementing command and control. On Arktic, the Company delivers applications currently focused on measurement and verification and predictive maintenance which can be used on single machines or through an entire facility, campus or city. Its software platform and applications are implemented with hardware products, such as gateways, sensors and cameras, of its strategic partner, Tatung Company, and others.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2017 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $50 million since inception, including a net loss of approximately $3.8 million for the three months ended August 31, 2017. Additionally, the Company still had both working capital and stockholders’ deficiencies at August 31, 2017 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Correction to Immaterial Misstatement To Prior Period Financial Statements

During the first quarter of fiscal 2018, the Company identified certain accounts payable recorded as of May 31, 2017 totaling $369,399 that had previously been recorded prior to the acquisition of Solbright RE on May 1, 2017. As a result, accounts payable and cost of sales were overstated, and net income and retained earnings were understated by $369,399 as of and for the year ended May 31, 2017.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 - “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 - “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued financial statements; however, a cumulative correction of these errors would have had a material impact on the financial results for the three months ended August 31, 2017. The Company analyzed and considered all relevant quantitative and qualitative factors and determined that the prior fiscal year financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior year financial statements. Management also determined that such correction to prior fiscal year financial statements for immaterial misstatements would not require previously filed reports to be amended and that such correction may be made the next time the Company files the prior year financial statements.

Accordingly, we have revised our presentation of accounts payable and retained earnings in the consolidated financial statements for the three months ended August 31, 2017 to reflect such corrections as if they had been recorded in the appropriate fiscal period as of May 31, 2017. Specifically, the adjustment has been reflected and corrected in the in the current quarter financial statements for the period ended August 31, 2017, by reducing accounts payable and increasing retained earnings by $369,399 on the comparative balance sheet for the period ended May 31, 2017.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, which include SES and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both August 31, 2017 and May 31, 2017.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At August 31, 2017 and May 31, 2017, the Company determined that an allowance for doubtful accounts was not needed.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended August 31,
	2017	2016

Convertible notes	3,125,000	86,580
Stock options	7,437,500	5,112,500
Warrants	10,961,204	5,225,987
Potentially dilutive securities	21,523,704	10,425,067

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

During the three months ended August 31, 2017, 360,000 shares of the Company’s common stock were issued for consulting services amounting to $236,320 in stock based compensation.

Stock based compensation expense related to stock options for the three months ended August 31, 2017 and 2016 was $244,060 and $0, respectively, and is included in selling, general and administrative expense.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. The Original Issue Discount (“OID”) under each of these arrangements is amortized over the term of the related debt to its earliest date of redemption. The Company also records, when necessary, deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of August 31, 2017 and May 31, 2017.

As of August 31, 2017 and May 31, 2017, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of August 31, 2017 and May 31, 2017, accounts payable and accrued expenses consist of the following amounts:

	August 31,	May 31,
	2017	2017
Accounts payable	$2,768,514	$1,777,117	*
Accrued interest payable	379,330	236,351
Accrued payroll	9,962	15,129
Accrued other	119,724	145,946
	$3,277,528	$2,174,543

* Adjusted to reflect correction to immaterial misstatement to prior fiscal year financial statements (See Note 2).

NOTE 6 – NOTE PAYABLE

Notes Payable

Notes payable transactions include the following:

Transactions for the Year ended May 31, 2016

In January 2016, the Company executed a promissory note for a loan in the principal amount of $60,000. The promissory note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017 (the “January Note“). The proceeds from the January Note were used to partially repay two convertible notes as discussed below. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to June 15, 2017. Effective June 15, 2017 this promissory note was further extended to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term.

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

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000 (collectively with the January Note, the “2016 Notes”). The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay the Convertible Notes as discussed above. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 50,000 shares of the Company’s stock, resulting in a charge to interest expense of $11,995. The warrants have an exercise price of $1.00 and a three-year term. As of August 31, 2017, the balance of these loans amounted to $ 20,000.

Transactions for the Year Ended May 31, 2017

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to May 15, 2017, and subsequently amended this promissory note to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term. Additionally, the interest rate was modified to 6% per annum, compounded quarterly. As of August 31, 2017 the balance of the promissory loan amounted to $150,000.

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

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly, the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $59,935 as of May 31, 2017. Net discount and net loan balance amounted to $61,950 and $63,050 respectively, as of May 31, 2017 and is recorded in convertible debentures. On July 28, 2017, this note was settled in full with a payment of $174,914, which included an early redemption fee of $49,914, which is included in interest expense for the three months ended August 31, 2017.

Long-Term Convertible Debenture

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 180 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $24,573 which resulted in a net discount of $109,294 and a net loan balance of $40,706 classified as long-term convertible debt. On June 19, 2017, this note was settled in full with a payment of $195,000, which included an early redemption fee of $45,000, which is included in interest expense for the three months ended August 31, 2017.

On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. Effective March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 25,000 shares of the Company’s stock, resulting in a charge to interest expense of $5,998. The warrants have an exercise price of $1.00 and a three-year term. The net loan balance of $100,000 is classified in short-term notes payable as of August 31, 2017.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. Accordingly, the Company recorded debt discount of $89,337 related to the warrants and a $3,000 related to the deferred financing costs. As of May 31, 2017, total straight-line amortization for these transactions amounted to $33,543, resulting in a net discount of $58,794 and a net loan balance of $44,206 classified as short-term convertible debentures, net of debt discount. On August 30, 2017, this note was settled in full with a payment of $144,129, which included an early redemption fee of $41,129, which is included in interest expense for the three months ended August 31, 2017.

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

AIP Financing

On May 1, 2017, the Company completed a financing transaction with AIP Asset Management Inc. (the “Security Agent”), AIP Global Macro Fund, LP (“AGMF”), AIP Global Macro Class (“AGMC”) and AIP Canadian Enhance Income Class (“ACEIC” and together with AGMF and AGMC, collectively, “AIP”), pursuant to which we raised capital by issuing 10% Secured Convertible Promissory Notes (the “10% Secured Convertible Notes”) in the aggregate principal amount of $2,500,000 to AIP and AIP Private Capital Inc. (collectively, the “Holders”) in accordance with the terms of the AIP Note Purchase Agreement dated May 1, 2017 (the “AIP Note Purchase Agreement”) with AIP (the “AIP Financing”). In connection with the issuance of the 10% Secured Convertible Notes, the Company and its subsidiaries entered into a Security Agreement dated May 10, 2017 (the “Security Agreement”) with the Security Agent, pursuant to which the Company granted the Security Agent a security interest in substantially all the Company’s assets the those of the Company’s subsidiaries. In addition, pursuant to the AIP Note Purchase Agreement, the Company issued warrants (the “AIP Warrants”) to the Holders to purchase 2,500,000 shares of the Company’s common stock, subject to adjustment for certain events, such as stock splits and stock dividends, at an exercise price of $1.00 per share, and which have five-year terms.

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

In relation to this transaction, the Company recorded debt discount of $1,250,000 related to the warrants issued, a debt discount of $250,000 related to the beneficial conversion feature, an OID of $375,000 and deferred finance cost of $175,833. As of May 31, 2017, total straight-line amortization for these transactions amounted to $168,562 which resulted in a net discount of $1,882,274 and a net loan balance of $617,727. As of August 31, 2017, total straight-line amortization for these transactions amounted to $1,052,539 for the three months then ended, which resulted in a net discount of $829,734 and a net loan balance of $1,670,267 classified as convertible debentures, net of debt discount.

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

In relation to this transaction, the Company recorded debt discount of $560,343 related to the warrants issued, a debt discount of $339,656 related to the beneficial conversion feature, an OID of $107,999 and deferred finance cost of $12,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $226,666 which resulted in a net discount of $793,332 and a net loan balance of $106,667. As of August 31, 2017, total straight-line amortization for these transactions amounted to $512,786 for the three months then ended, which resulted in a net discount of $280,546 and a net loan balance of $619,453 classified as convertible debentures, net of debt discount.

SolBright Notes

As part of the consideration for the purchase of the SolBright Assets, the Company delivered to SolBright a Senior Secured Promissory Note in the principal amount of $2,000,000 and a Convertible Promissory Note in the principal amount of $6,000,000 and are classified as long-term convertible notes payable and long-term convertible debt (See Note 3).

Transactions for the Three Months Ended August 31, 2017

On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the three months ended August 31, 2017.

On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five-year term. The notes include a total OID of $17,000 and $3,000 of deferred financing costs. The proceeds from these two notes totaled $50,000. As of August 31, 2017, total straight-line amortization for these transactions amounted to $12,220 for the three months then ended, which resulted in a net discount of $53,915 and a net loan balance of $16,085 classified as convertible debentures, net of debt discount.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of August 31, 2017.

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

Series A Convertible Preferred Stock

As described above, upon the effectiveness of the Amendment, the Board shall authorize the filing of the Certificate of Designation for its Series A Convertible Preferred Stock in order to meet its obligations to SolBright under the Asset Purchases Agreement and the Preferred Stock Note. The rights, preferences, privileges and restrictions of the shares of Series A Convertible Preferred Stock and the qualifications, limitations and restrictions thereof are summarized as follows:

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

Transactions for the Year Ended May 31, 2017

The following transactions affected the Company’s Stockholders’ Equity for Fiscal Year 2017:

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

j.              On April 27, 2017, the Company closed a private placement of $899,999 in principal amount of its 9% Convertible Promissory Notes and common stock purchase warrants to purchase 1,279,998 shares of the Company’s common stock to two accredited investor entities. As of the date of this filing, these warrants have been exercised.

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

Transactions for the Three Months Ended August 31, 2017

a.             On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a fair value of $0.70 per share.

b.             On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a fair value of $0.62 per share.

NOTE 8 – STOCK-BASED COMPENSATION

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

Options

During the year ended May 31, 2017, the Company granted 2,500,000 options of which were granted under the 2017 Plan. There were no options granted during the three months ended August 31, 2017.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,112,500	$1.60
Granted	2,500,000	1.00
Exercised	(175,000)	—
Expired or cancelled	—	—
Outstanding at May 31, 2017	7,437,500	$1.19
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at August 31, 2017	7,437,500	$1.19

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2017:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	2,300,000	4.22	$0.60	2,300,000
$1.00	1,025,000	5.29	$1.00	1,025,000
$1.20	1,562,500	7.33	$1.20	1,562,500
$1.50	1,000,000	9.66	$1.50	1,000,000
$2.00	1,550,000	7.95	$2.00	1,550,000
	7,437,500	6.53	$1.19	7,437,500

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.57 as of August 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Total compensation expense related to the options was $244,060 and $0 for the three months ended August 31, 2017 and 2016, respectively. As of August 31, 2017, there was future compensation cost of $1,627,067 related to non-vested stock options.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	6,249,886	0.90
Exercised	(831,168)	0.60
Expired or cancelled	(169,833)	3.14
Outstanding at May 31, 2017	10,474,872	$1.20
Granted	508,332	0.82
Exercised	—	—
Expired or cancelled	(22,000)	1.20
Outstanding at August 31, 2017	10,961,204	$1.17

The following table summarizes information about warrants outstanding and exercisable at August 31, 2017:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	932,162	3.88	$0.60	932,162
$1.00	5,277,889	3.55	$1.00	5,277,889
$1.20	2,912,822	1.97	1.20	2,912,822
$2.00	1,838,331	0.82	2.00	1,838,331
	10,961,204	2.62	$1.17	10,961,204

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date.

Issuances of warrants to purchase shares of the Company's common stock were as follows:

Transactions for the Year Ended May 31, 2017

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

Transactions for the Three Months Ended August 31, 2017

a.             On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five-year term.

b.             On August 28, 2017, the Company issued a total of 275,000 warrants to two noteholders in connection with the extension of the due date of their notes to December 31, 2017. The warrants have an exercise price of 1.00 and have a three-year term. The issuance of these warrants resulted in a charge to interest expense of $65,973.

NOTE 9 – LICENSE AGREEMENTS

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

Revenue recognized under the Master Agreement amounted to $0 and $13,583 for the three months ended August 31, 2017 and 2016, respectively.

NOTE 10 – COMMITMENTS

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

Rent expense for all locations including occupancy costs for the three months ended August 31, 2017 and 2016 was $27,166 and $22,777, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ending August 31,	Office Rent

2018	$147,937
2019	73,496
2020	68,548
2021	70,000
2022	—
Thereafter	—
$360,581

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

NOTE 11 - CONCENTRATIONS OF CREDIT RISK

Cash

The Company maintains principally all cash balances in two financial institutions which, at times, may exceed the amount insured by the Federal Deposit Insurance Corporation. The exposure to the Company is solely dependent upon daily bank balances and the respective strength of the financial institutions. The Company has not incurred any losses on these accounts.

Net Sales

One customer accounted for 93% of net sales for the three months ended August 31, 2017, as set forth below:

Customer 1	92%

Two customers accounted for 94% of net sales for the three months ended August 31, 2016, as set forth below:

Customer 1	80%
Customer 2	14%

Accounts Receivable

One customers accounted for 96% of the accounts receivable as of August 31, 2017, as set forth below:

Customer 1	96%

Two customers accounted for 92% of the accounts receivable as of August 31, 2016, as set forth below:

Customer 1	83%
Customer 2	9%

NOTE 12 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended August 31, 2017 and 2016.

NOTE 13 - BUSINESS SEGMENT INFORMATION

As of August 31, 2017, the Company had two operating segments, Arkados and SES.

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

Operating results for the business segments of the Company were as follows:

	Arkados	SES	Total
Three months ended August 31, 2017
Revenues	$—	$5,278,041	$5,278,041
(Loss) income from operations	$(1,018,391)	$222,599	$(795,792)

Three months ended August 31, 2016
Revenues	$76,883	$347,604	$424,487
Loss from operations	$(104,448)	$(172,875)	$(277,323)

Total Assets
August 31, 2017	$505,447	$18,667,880	$19,173,327
May 31, 2017	$657,885	$18,357,793	$19,015,678

NOTE 14 – SUBSEQUENT EVENTS

The issuance by the Company of 4,000,000 shares of the Series A Stock described below to SolBright Renewable Energy, LLC (“SolBright”) were issued pursuant to the terms of the Convertible Promissory Note dated May 1, 2017 (the “Note”). The Note, and the securities upon which the Note was convertible, was issued in connection with the Asset Purchase Agreement dated May 1, 2017 with SolBright (see Note 3).

On September 28, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) designating 5,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”). Effective thereon, the Company issued to SolBright 4,000,000 shares of Series A Stock in consideration for the cancellation of the full amount of indebtedness represented by the Note.

The Series A Stock ranks senior to the common stock and any other class of shares which are not expressly senior to or on parity with the Series A Stock. A summary of the material provisions of the Certificate of Designation governing the Series A Stock is as follows:

Dividends

Cash dividends accrue on each share of Series A Stock, at the rate of 4% per annum of the Stated Value, and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment.

Conversion

Each share of Series A Stock is convertible at any time at the option of the holder into one share of common stock of the Company (the conversion rate is determined by dividing $1.50, the stated value of a share of Series A Stock (the “Stated Value”), by $1.50), subject to adjustment in the case of stock splits, stock dividends, combination of shares and similar transactions. If the Company makes any dividend or distribution, including a dividend, spin off or similar arrangement, the holder of the Series A Stock participates in such distribution as if the holder had converted the Series A Stock.

Liquidation Preference

The Series A Stock has a liquidation preference of the Stated Value ($1.50 per share). No distribution shall be made to holders of shares of capital stock ranking junior to the Series A Stock upon liquidation, dissolution or winding-up of the Company, unless the holders of shares of Series A Stock have received an amount per share equal to $1.50 plus any accrued and unpaid dividends.

Voting

A holder of Series A Stock shall not be entitled to voting rights. However, any amendment to the Certificate of Designation which changes the rights given to the Series A Stock, including establishing any stock which ranks on parity with the Series A Stock, requires the consent of the holders of at a majority of the shares of Series A Stock then outstanding.

Redemption

The Company has the right, upon notice to the holders of the Series A Stock no later than 30 days after the end of each quarter, to redeem all or any part of the outstanding Series A Stock. The Company can redeem the shares if it has the funds available to pay the aggregate of the Stated Value per share plus any accrued but unpaid dividends for all shares being redeemed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

●	our ability to successfully commercialize and our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	the retention and availability of key personnel;
●	our ability to grow our recently acquired business now known as SolBright Energy Solutions, LLC;
●	general economic and business conditions;
●	substantial doubt about our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel in order to continue our operations;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

We seek to combine technology products and energy services that can position our company to be a leading provider for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating our product offerings into their existing systems. In order to effectively compete in today’s markets, we believe businesses need to continually focus on increasing productivity and efficiency - essentially getting more from less. One of the main areas where businesses can increase their efficiency is in the management of their long-term assets, particularly machinery and real estate. New technology advancements are able to help owners more efficiently manage the operations and maintenance of these assets, which reduces the cost of ownership of these assets and extends the life of them, both driving a much higher return on assets, increasing productivity and creating a high return on investment. Our solutions and software seek to capitalize on these technology enhancements by leveraging the network of physical objects connected to the internet that have the ability to process information and communicate with the external world. This area of technology is referred to as Industrial Internet of Things (“IIoT), and we apply IIoT principals to help commercial customers increase their return on investment in facilities by reducing energy and maintenance costs, extending asset life and enhancing sustainability.

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

Recent Corporate Developments During the Quarter

On September 21, 2017, the Company announced that the Board of Directors and a majority of shareholders of the Company approved a name change of the Company to Solbright Group, Inc. to reflect the company’s expanded focus as a cleantech and renewable energy solution provider in connection with the acquisition of the business of SolBright Renewable Energy, LLC. This name change is now subject to FINRA approval prior to effectiveness. As part of the name change, FINRA will also approve a new ticker symbol for the company, to better reflect its new name.

Results of Operations

Comparison of the Three Months Ended August 31, 2017 to the Three Months Ended August 31, 2016

A comparison of the Company’s operating results for the three months ended August 31, 2017 and August 31, 2016, respectively, is as follows:

	Three Months Ended August 31, 2017
	Arkados	SES (f.k.a. AES)	Total
Revenue	$—	$5,278,041	$5,278,041
Cost of Sales	—	4,495,977	4,495,977
Gross Profit	—	782,064	782,064
Operating Expenses	1,018,391	559,465	1,577,856
Operating Loss	(1,018,391)	222,599	(795,792)
Other Income (Expenses)	(3,012,745)	—	(3,012,745)
Loss – Before Tax	$(4,031,136)	$222,599	$(3,808,537)

	Three Months Ended August 31, 2016
	Arkados	SES (f.k.a. AES)	Total
Revenue	$76,883	$347,604	$424,487
Cost of Sales	—	380,009	380,009
Gross Profit	76,883	(32,405)	44,478
Operating Expenses	181,331	140,470	321,801
Operating Loss	(104,448)	(172,875)	(277,323)
Other Income (Expenses)	(9,651)	—	(9,651)
Loss – Before Tax	$(114,099)	$(172,875)	$(286,974)

The variances between the three months ending August 31, 2017 and 2016 were as follows:

	Arkados	SES (f.k.a. AES)	Total
Revenue	$(76,883)	$4,930,437	$4,853,554
Cost of Sales	—	4,115,968	4,115,968
Gross Profit	(76,883)	814,469	737,586
Operating Expenses	837,060	418,995	1,256,055
Operating Income (Loss)	(913,943)	395,474	(518,469)
Other Expenses	(3,003,094)	—	(3,003,094)
Loss – Before Tax	$(3,917,037)	$395,474	$(3,521,563)

Revenues and Gross Margins

Revenues increased by $4,853,554, or 1,143%, from the prior year as a result of an increased customer base and the revenues recognized from the SolBright Acquisition for the three months ended August 31, 2017.

Gross profit increased $737,586 mostly due to increased revenues as a result of the SolBright Acquisition.

Operating Loss

Loss from operations for the three months ended August 31, 2017 and 2016 was $795,792 and $277,323, respectively. The increase in operating loss is primarily due to an increase in stock based compensation related to stock options and common stock issued for third-party services.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2017, we had cash on hand of $827,351 and a working capital deficiency of $3,833,633, as compared to cash on hand of $469,845 and a working capital deficiency of $1,392,329 as of May 31, 2017. The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well an increase in short-term convertible debt balances as a result of the amortization of debt discounts during the three months ended August 31, 2017.

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

AIP Default Waivers

The Company failed to file the registration statement by the initial filing date specified in the Registration Rights Agreement and, thus, an “Event of Default” was triggered under Section 9.1(c) of the Purchase Agreement. Additionally, the Company failed to issue the AIP Warrants to AIP within the time frame required by the terms of the Purchase Agreement and, thus, an additional Event of Default was triggered under the Purchase Agreement. On August 29, 2017, AIP agreed to waive these two events of default in exchange for 150,000 shares of the Company’s common stock.

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

On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five-year term.

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended August 31, 2017 of approximately $50 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following its fiscal year end of May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	August 31,	May 31,
	2017	2017
Current assets	$3,493,561	$3,200,696
Current liabilities	7,327,194	4,593,025
Working capital deficiency	$(3,833,633)	$(1,392,329)

The increase in current assets is mainly due to an increase in cash of $357,506 as a result of an increase in cash from operating activities for the three months ended August 31, 2017. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the increase of convertible debt balances as a result of the amortization of debt discounts during the three months ended August 31, 2017.

Cash Flows

	Three Months Ended August 31,
	2017	2016
Net cash from (used) in operating activities	$730,024	$(200,516)
Net cash used in investing activities	(4,518)	—
Net cash provided by (used in) financing activities	(368,000)	150,000
Increase (decrease) in cash	$357,506	$(50,516)

Operating Activities

Net cash from operating activities was $730,024 for the three months ended August 31, 2017. Cash from operating activities during the three months ended August 31, 2017 was primarily due to the net loss of $3,808,537, offset by stock based compensation issued for stock options and services, amortization of debt discounts, and an increase in accounts payable and accrued expenses, and billings in excess of costs.

Net cash used by operating activities was $200,516 for the three months ended August 31, 2016. Cash used during the three months ended August 31 was primarily due to a net loss of $286,974, offset by an increase in accounts payable and accrued expenses.

Investing Activities

For the three months ended August 31, 2017, net cash used by investing activities was $4,518 from the payment of a security deposit.

For the three months ended August 31, 2016, net cash used by investing activities was $0.

Financing Activities

For the three months ended August 31, 2017, net cash used in financing activities was $368,000, of which $418,000 was payments on convertible debt, partially offset by $50,000 which was received from the issuance of short term convertible notes.

For the three months ended August 31, 2016, net cash provided by financing activities was $150,000 from the proceeds of a short-term note.

Future Financing

During the three months ended August 31, 2017, we generated positive cash flows from operations, although we may require additional funds to implement our growth strategy for our business. While the capital we have received from various private placements of equity and convertible debt enabled us to purchase the SolBright Assets, we expect that we will need to raise an additional $5 million, since the terms of our financing agreements will require us pay off certain debt agreements through the balance of this fiscal year ended May 31, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended August 31, 2017 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the three months ended August 31, 2017.

Volatility in Stock-Based Compensation

The volatility is based on historical volatilities of companies in comparable stages as well as the historical volatility of companies in the industry and, by statistical analysis of the daily share-pricing model. The volatility of stock-based compensation at any point in time is based on historical volatility of the Company for the last two to five years.

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

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended August 31, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of August 31, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

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

Our management feels the weaknesses identified above have not had any material effect on our financial results. However, we are currently reviewing our disclosure controls and procedures related to these material weaknesses, and expect to implement changes in the near term, as resources permit, in order to address these material weaknesses. Our management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis, and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds permit.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material pending proceedings to which we are a party or of which our properties are subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2017, as filed with SEC on September 14, 2017, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

On June 1, 2017, the Company issued 160,000 shares of the Company’s common stock to a consultant at a fair value of $0.70 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

On August 11, 2017, the Company issued 200,000 shares of the Company’s common stock to a consultant at a fair value of $0.62 per share. The shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement, dated December 23, 2010, by and between Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc., and STMicroelectronics, Inc. dated December 23, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2010).
2.2	Asset Purchase Agreement, dated May 1, 2017, by and between Arkados Group, Inc. and SolBright Renewable Energy, LLC (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation filed May 7, 1998 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.2	Certificate of Amendment to Certificate of Incorporation filed December 16, 1998 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB12g filed on October 7, 1999).
3.3	Certificate of Amendment to Certificate of Incorporation filed September 10, 1999 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.4	Certificate of Amendment to Certificate of Incorporation (reverse split) filed on November 21, 2003 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB originally filed on February 17, 2004).
3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Registration Statement on Form 10-QSB originally filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation filed March 17, 2014 (incorporated by reference to Exhibit 3i.7a to our Current Report on Form 10-K originally filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015
3.9	Amended and Restated By-Laws of the Registrant (incorporated by reference to our Exhibit C to our DEF14C Information Statement originally filed on February 24, 2015).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K originally filed on October 4, 2017).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1our Annual Report on Form 10KSB filed on October 10, 2006).
4.2	Form of Option exercisable at $0.04 issued to employees in April 2014 (incorporated by reference to Exhibit No. 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.3	Form of 6% Convertible Note due November 15, 2014 (incorporated by reference to Exhibit No. 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.4	Form of 6% Convertible Note due April 30, 2015 (incorporated by reference to Exhibit No. 4.17b to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.5	Form of 6% Convertible Note due October 2015 (incorporated by reference to Exhibit No. 4.17c to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.6	Form of Warrant issued to consultants on November 18, 2015 (incorporated by reference to Exhibit No. 10.16 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.7	Form of Warrant issued to Edward Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.8	$38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
4.9	Form of Amendment to Certain Promissory Notes to be due March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

4.10	Amendment to Convertible Promissory Note Number 2016-1 originally issued on January 8, 2016 dated December 31, 2016. (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.11	$38,500 Promissory Note originally issued on January 27, 2017 (incorporated by reference to Exhibit No. 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.12	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on January 27, 2017 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.13	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated January 27, 2017 (incorporated by reference to Exhibit No. 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.14	Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (2017-2)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
(10)	Material Agreements
101	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.6	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013 (incorporated by reference to Exhibit No. 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on October 11, 2013)

10.7	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014)
10.8	Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015 (incorporated by reference to Exhibit No. 10.15 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.9	Form of Exchange Agreement with certain note holders executed on January 8, 2016 (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.10	Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.19 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.11	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.12	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.13	Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.14	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.15	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on October 28, 2016
10.16	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on January 27, 2017
10.17	Note Purchase Agreement by and among the Company, AIP Asset Management Inc. and the Holders identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.18	Security Agreement by and among Company, its Subsidiaries and AIP Management Inc. dated May 1, 2017 (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.19	Registration Rights Agreement by and between the Company and the investors identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.20	Form of Securities Purchase Agreement by and between the Company and the Buyer identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.21	Securities Purchase Agreement (2017-2 Note Conversion) by and between the Company and J. Church dated May 31, 2017
10.22	Services Agreement by and between the Company and PCG Advisory Group dated May 22, 2017
10.23	Acquisition Engagement Agreement by and between the Company and The Capital Corporation of America, Inc. dated June 1, 2017
10.24	Consulting Agreement by and between the Company and LP Funding, LLC dated as of August 11, 2017
10.25‡	Amended and Restated Employment Agreement by and among the Company, SolBright Energy Services, LLC and Patrick Hassell dated August 29, 2017
10.26	Bill of Sale and Assignment and Assumption Agreement between the Company and Arkados Energy Solutions, LLC dated May 1, 2017
10.27	Agreement and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer

31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARKADOS GROUP, INC.

By:	/s/ Terrence DeFranco
Terrence DeFranco Chief Executive Officer (Principal Executive Officer) Date: October 24, 2017

By:	/s/ Terrence DeFranco
Terrence DeFranco Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) Date: October 24, 2017