Form 10-Q
period 2017-11-30
Solbright Group, Inc.
filed 2018-01-16
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2017

or

☐               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-27587

SOLBRIGHT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Gateway Center, 26th Floor Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

(973) 339-3855

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

As of January 16, 2018, there were 27,290,391 shares of the registrant’s common stock outstanding.

SOLBRIGHT GROUP, INC.

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated Balance Sheets

	November 30	May 31,
	2017	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$22,300	$469,845
Accounts receivable	1,003,864	1,086,497
Costs in excess of billings	926,675	1,030,427
Prepaid expenses and other current assets	737,626	613,927
Total Current Assets	2,690,465	3,200,696

Property and equipment, net	24,238	27,309
Security deposit	30,289	20,384
Intangible assets, net	2,451,230	2,727,890
Goodwill	13,039,399	13,039,399

Total Assets	$18,235,621	$19,015,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$3,560,749	$2,174,543
Billings in excess of costs	691,864	480,987
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	2,530,953	871,651
Notes payable	545,832	545,832
Total Current Liabilities	7,849,410	4,593,025

Long-term convertible debt	—	6,040,706
Long-term notes payable	2,000,000	2,000,000
Total Liabilities	9,849,410	12,633,731

Stockholders’ Equity:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	400	—
Common stock, $.0001 par value; 600,000,000 shares authorized; 25,391,737 and 21,163,402 shares issued and outstanding , respectively	2,539	2,116
Additional paid-in capital	61,267,606	52,558,977
Accumulated deficit	(52,884,334)	(46,179,146)
Total Stockholders’ Equity	8,386,211	6,381,947

Total Liabilities and Stockholders’ Equity	$18,235,621	$19,015,678

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2017	November 30, 2016	November 30, 2017	November 30, 2016

Net sales	$3,291,100	$389,676	$8,569,141	$814,163

Cost of sales	3,689,088	258,756	8,185,065	638,765

Gross Profit (Loss)	(397,988)	130,920	384,076	175,398

Operating Expenses:
Selling and general and administrative	1,550,217	593,446	3,128,073	906,387
Research and development	—	41,410	—	50,270
Total Operating Expenses	1,550,217	634,856	3,128,073	956,657

Loss From Operations	(1,948,205)	(503,936)	(2,743,997)	(781,259)

Other Income (Expense):
Interest expense	(537,075)	(11,072)	(1,147,652)	(20,723)
Gain (loss) on settlement of liability	(101,223)	17,648	(101,223)	17,648
Modification of beneficial conversion features on convertible notes	—	—	(594,583)	—
Amortization of debt discount and deferred finance costs	(310,148)	—	(2,117,733)	—
Total Other Income (Expense)	(948,446)	6,576	(3,961,191)	(3,075)

Loss Before Provision for Income Taxes	(2,896,651)	(497,360)	(6,705,188)	(784,334)

Provision for income taxes	—	(11,791)	—	(11,791)

Net Loss	$(2,896,651)	$(509,151)	$(6,705,188)	$(796,125)

Loss per Common Share - Basic and Diluted	$(0.12)	$(0.04)	$(0.30)	$(0.06)

Weighted Average Shares Outstanding - Basic and Diluted	23,663,668	13,728,834	22,509,764	13,549,046

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30, 2017	November 30, 2016
Cash Flows From Operating Activities:
Net loss	$(6,705,188)	$(796,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	488,120	—
Gain on settlement of liability	101,223	(17,648)
Modification of beneficial conversion features on convertible notes	594,583	—
Depreciation and amortization	279,731	527
Amortization of debt discount and deferred finance costs	2,117,733	7,692
Issuance of common stock for inducement	433,651	—
Issuance of warrants for inducement	65,973	—
Issuance of common stock for services	464,403	268,000
Changes in operating assets and liabilities:
Accounts receivable	82,633	170,479
Inventory	—	39,374
Costs in excess of billings	103,752	—
Prepaid expenses and other current assets	174,218	109,738
Accounts payable and accrued expenses	1,588,651	55,593
Billings in excess of costs	210,877	13,463
Net Cash Provided by (Used In) Operating Activities	360	(148,907)

Cash Flows From Investing Activities:
Purchases of software	—	(10,000)
Security deposit	(9,905)	—
Net Cash Used In Investing Activities	(9,905)	(10,000)

Cash Flows From Financing Activities:
Proceeds from short-term note	—	150,000
Payment of debt	(488,000)	—
Proceeds from convertible debt issuance	50,000	164,000
Net Cash Provided By (Used in) Financing Activities	(438,000)	314,000

Net Increase (Decrease) In Cash	(447,545)	155,093

Cash - Beginning of Year	469,845	56,172

Cash - End of Year	$22,300	$211,265

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$91,043	$—
Income taxes paid	$—	$—
Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$15,000	$—
Original issue discount in connection with convertible debt issued	$17,000	$18,500
Deferred finance costs in connection with convertible debt issued	$3,000	$6,000
Debt discount in connection with restricted shares issued with convertible debt	$—	$50,130
Beneficial conversion feature in connection with convertible debt issued	$46,136	$74,530
Preferred stock issued for conversion of debt	$6,000,000	$—

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Solbright Group, Inc. (the “Company”), formerly known as Arkados Group, Inc., conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and Solbright Energy Solutions, LLC (“SES”), formerly known as Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”). The Company is a technology company that delivers cutting-edge solutions and services that optimize energy and operational efficiency for commercial and industrial buildings. The Company’s Internet of Things solutions leverage the power of Big Data to lower energy and maintenance costs and are bundled with its energy conservation services to deliver tangible value for our customers.

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

Following the Asset Sale, the Company shifted its focus towards the following businesses:

Arkados – Arkados is the Company’s technology research and development subsidiary and has developed the Arktic™ software platform, a scalable and interoperable cloud-based system for sensing, gathering, storing and analyzing data as well as reporting critical information and implementing command and control. On Arktic™, the Company delivers applications currently focused on measurement and verification and predictive maintenance which can be used on single machines or through an entire facility, campus or city. Its software platform and applications are implemented with hardware products, such as gateways, sensors and cameras, of its strategic partner, Tatung Company, and others.

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2017 as disclosed in our annual report on Form 10-K for that year. The results of the three and six months ended November 30, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $53 million since inception, including a net loss of approximately $7 million for the six months ended November 30, 2017. Additionally, the Company still had both working capital and stockholders’ deficiencies at November 30, 2017 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Accordingly, we revised our presentation of accounts payable and retained earnings in the consolidated financial statements for the three months ended August 31, 2017 to reflect such corrections as if they had been recorded in the appropriate fiscal period as of May 31, 2017. Specifically, the adjustment was reflected and corrected in the first quarter financial statements for the period ended August 31, 2017, by reducing accounts payable and increasing retained earnings by $369,399 on the comparative balance sheet for the period ended May 31, 2017.

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

Change in Estimates

During the three months ended November 30, 2017, the Company adjusted its estimates for costs to complete certain projects, resulting in an adjustment to costs in excess of billing, billings in excess of costs, and a corresponding increase in cost of sales of approximately $900,000 during the three months ended November 30, 2017. This resulted in a negative gross margin for the quarter ended November 30, 2017.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both November 30, 2017 and May 31, 2017.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At November 30, 2017 and May 31, 2017, the Company determined that an allowance for doubtful accounts was not needed.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three and Six Months Ended
	November 30,
	2017	2016

Series A Preferred Stock	4,000,000	—
Convertible notes	5,584,014	265,401
Stock options	7,437,500	5,112,500
Warrants	7,757,042	5,078,153
Potentially dilutive securities	24,778,556	10,456,054

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

During the three and six months ended November 30, 2017, 550,000 and 910,000 shares, respectively, of the Company’s common stock were issued for consulting services amounting to $526,000 and $762,320, respectively, in stock based compensation, of which $297,917 is included in prepaid expenses as of November 30, 2017. During the three and six months ended November 30, 2016, 400,000 shares of the Company’s common stock were issued for consulting services amounting to $268,000 in stock based compensation.

Stock based compensation expense related to stock options for the three and six months ended November 30, 2017 was $244,060 and $488,120, respectively, and is included in selling, general and administrative expense. Stock based compensation related to stock options was $0 for the three and six months ended November 30, 2016.

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

Accounting standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

The Preferred Stock Note matures on July 31, 2018 barring any demands following an event of default, provided that the Company shall make prepayments of principal on a quarterly basis pursuant to the terms of the Preferred Stock Note if such funds are available. The Preferred Stock Note bears interest at 4% per annum, provided that upon and during an event of default it shall bear interest at 12% per annum. Interest is payable quarterly in arrears commencing on May 1, 2017 and on the first business day of each August, November, February and May thereafter. The Preferred Stock Note will automatically convert, on the date that the Company’s Certificate of Designation for the Company’s 4% Series A Convertible Preferred Stock is filed with the Secretary of State of the State of Delaware and becomes effective, into a number of shares of the Company’s Series A 4% Convertible Preferred Stock, par value $0.0001 per share, equal to the outstanding principal and interest on the Preferred Stock Note divided by $1.50 per share, as adjusted for any stock splits, stock dividends, recapitalizations, combinations and the like that may occur prior to such conversion. The Company agreed in the Asset Purchase Agreement to take the actions required for the automatic conversion of the Preferred Stock Note promptly following the closing of the Asset Purchase. The Preferred Stock Note was converted in full for 4,000,000 shares of Series A Preferred stock effective September 28, 2017.

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

NOTE 4 - ASSET SALE AND DEBT SUBJECT TO EQUITY BEING ISSUED

In December 2010, the Company entered into an agreement to sell substantially all of the assets (the “Asset Sale”) to STMicroelectronics, Inc. (“ST US”), a subsidiary of STMicroelectronics N.V. (“ST”). The Asset Sale was predicated on the Company settling its secured debt and a significant part of its unsecured debt and closed in June 2011. The Company is negotiating with its remaining unsecured debt holders to compromise, extend the due date or convert outstanding debt into equity. Debt holders who have agreed to settle through receipt of the Company’s equity are labeled as “Debt Subject to Equity Being Issued” on the balance sheet. Except as set forth above, there is no binding commitment on anyone’s part to complete the transactions.

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of November 30, 2017 and May 31, 2017.

As of November 30, 2017 and May 31, 2017, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of November 30, 2017 and May 31, 2017, accounts payable and accrued expenses consist of the following amounts:

	November 30,	May 31,
	2017	2017
Accounts payable	$3,057,751	$1,777,117	*
Accrued interest payable	368,847	236,351
Accrued payroll	4,427	15,129
Accrued other	129,724	145,946
	$3,560,749	$2,174,543

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

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000 (collectively with the January Note, the “2016 Notes”). The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay the Convertible Notes as discussed above. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 50,000 shares of the Company’s stock, resulting in a charge to interest expense of $11,995. The warrants have an exercise price of $1.00 and a three-year term. As of November 30, 2017, the balance of these loans amounted to $ 20,000.

Transactions for the Year Ended May 31, 2017

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to May 15, 2017, and subsequently amended this promissory note to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term. Additionally, the interest rate was modified to 6% per annum, compounded quarterly. As of November 30, 2017 the balance of the promissory loan amounted to $150,000.

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

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly, the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $59,935 as of May 31, 2017. Net discount and net loan balance amounted to $61,950 and $63,050 respectively, as of May 31, 2017 and is recorded in convertible debentures. On July 28, 2017, this note was settled in full with a payment of $174,914, which included an early redemption fee of $49,914, which is included in interest expense for the six months ended November 30, 2017.

Long-Term Convertible Debenture

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 180 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $24,573 which resulted in a net discount of $109,294 and a net loan balance of $40,706 classified as long-term convertible debt. On June 19, 2017, this note was settled in full with a payment of $195,000, which included an early redemption fee of $45,000, which is included in interest expense for the six months ended November 30, 2017.

On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. Effective March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 25,000 shares of the Company’s stock, resulting in a charge to interest expense of $5,998. The warrants have an exercise price of $1.00 and a three-year term. The net loan balance of $100,000 is classified in short-term notes payable as of November 30, 2017.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. Accordingly, the Company recorded debt discount of $89,337 related to the warrants and a $3,000 related to the deferred financing costs. As of May 31, 2017, total straight-line amortization for these transactions amounted to $33,543, resulting in a net discount of $58,794 and a net loan balance of $44,206 classified as short-term convertible debentures, net of debt discount. On August 30, 2017, this note was settled in full with a payment of $144,129, which included an early redemption fee of $41,129, which is included in interest expense for the six months ended November 30, 2017.

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

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the six months ended November 30, 2017.

In relation to this transaction, the Company recorded debt discount of $1,250,000 related to the warrants issued, a debt discount of $250,000 related to the beneficial conversion feature, an OID of $375,000 and deferred finance cost of $175,833. As of May 31, 2017, total straight-line amortization for these transactions amounted to $168,562 which resulted in a net discount of $1,882,274 and a net loan balance of $617,727. As of November 30, 2017, total straight-line amortization for these transactions amounted to $1,028,227 for the six months then ended, which resulted in a net discount of $854,047 and a net loan balance of $1,645,954 classified as convertible debentures, net of debt discount.

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

In relation to this transaction, the Company recorded debt discount of $560,343 related to the warrants issued, a debt discount of $339,656 related to the beneficial conversion feature, an OID of $107,999 and deferred finance cost of $12,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $226,666 which resulted in a net discount of $793,332 and a net loan balance of $106,667. On October 24, 2017, SBI converted $15,000 of their note into 60,606 shares of the Company’s common stock at a price of $0.2475 per share. As of November 30, 2017, total straight-line amortization for these transactions amounted to $793,331 for the six months then ended, which resulted in a net discount of $0 and a net loan balance of $884,999 classified as convertible debentures, net of debt discount.

On November 10, 2017, the Company entered into an amendment with each of the Note Investors, extending the maturity dates of the Notes as follows: if the Company issues 100,000 shares to each of the Note Investors on or before November 13, 2017, the maturity date is extended to November 21, 2017; if the Company issues to each of the Note Investors 100,000 shares on or before November 22, 2017, the maturity date shall be extended to December 21, 2017; if the Company issues 100,000 shares to each of the Note Investors on or before December 22, 2017, the maturity date is extended to January 21, 2018; and if the Company issues to each of the Note Investors 100,000 shares on or before January 21, 2018, the maturity date shall be extended to February 21, 2018. The amendment does not change the terms of the 9% Notes other than with respect to the maturity date; accordingly, said notes are not convertible unless there is an Event of Default (as defined in the 9% Notes).

SolBright Notes

As part of the consideration for the purchase of the SolBright Assets, the Company delivered to SolBright a Senior Secured Promissory Note in the principal amount of $2,000,000 and a Convertible Promissory Note (the “Preferred Stock Note”) in the principal amount of $6,000,000 and are classified as long-term convertible notes payable and long-term convertible debt as of May 31, 2017 (See Note 3). The Preferred Stock Note was converted in full for 4,000,000 shares of Series A Preferred stock effective September 28, 2017.

Transactions for the Six Months Ended November 30, 2017

On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five-year term. The notes include a total OID of $17,000 and $3,000 of deferred financing costs and were classified as convertible debentures, net of debt discount. The proceeds from these two notes totaled $50,000. As a result, the Company recognized a total debt discount of $66,136, which was fully amortized on October 10, 2017 when these notes were repaid in full.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, 4,000,000 of which are issued and outstanding as of November 30, 2017.

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

On September 28, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) designating 5,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”). Effective thereon, the Company issued to SolBright 4,000,000 shares of Series A Stock in consideration for the cancellation of the full amount of indebtedness represented by the $6,000,000 Note.

The Series A Stock ranks senior to the common stock and any other class of shares which are not expressly senior to or on parity with the Series A Stock. A summary of the material provisions of the Certificate of Designation governing the Series A Stock is as follows:

Dividends

Cash dividends accrue on each share of Series A Stock, at the rate of 4% per annum of the Stated Value, and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. Accrued dividends totaled approximately $40,000 as of November 30, 2017.

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

Transactions for the Six Months Ended November 30, 2017

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

c.          On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the six months ended November 30, 2017.

d.          In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock in connection with the exercise of warrants.

e.          On November 27, 2017, the Company issued an aggregate of 400,000 shares of common stock to two noteholders for extending the due dates of their notes to December 21, 2017.

f.           On November 27, 2017 the Company issued an aggregate of 550,000 shares to three consultants for consulting services, at prices ranging from $0.65 to $1.30 per share.

g.          On November 27, 2017, the Company issued 337,410 shares of the Company’s common stock to a vendor in exchange for the settlement of accounts payable of $202,446, resulting in a loss on settlement of debt of $101,223 for the six months ended November 30, 2017.

h.          On November 29, 2017, the Company issued 60,606 shares for the conversion of $15,000 of a convertible note payable.

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

Options

During the year ended May 31, 2017, the Company granted 2,500,000 options of which were granted under the 2017 Plan. There were no options granted during the three and six months ended November 30, 2017.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,112,500	$1.60
Granted	2,500,000	1.00
Exercised	(175,000)	—
Expired or cancelled	—	—
Outstanding at May 31, 2017	7,437,500	$1.19
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding at November 30, 2017	7,437,500	$1.19

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2017:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	2,300,000	3.97	$0.60	2,300,000
$1.00	1,025,000	5.04	$1.00	1,025,000
$1.20	1,562,500	7.08	$1.20	1,562,500
$1.50	1,000,000	9.41	$1.50	1,000,000
$2.00	1,550,000	7.70	$2.00	1,550,000
	7,437,500	6.28	$1.19	7,437,500

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $345,000 and was based on the Company’s closing stock price of $0.75 as of November 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Total compensation expense related to the options was $488,120 and $0 for the six months ended November 30, 2017 and 2016, respectively. As of November 30, 2017, there was future compensation cost of $1,383,007 related to non-vested stock options.

Warrants

The issuance of warrants to purchase shares of the Company’s common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	6,249,886	0.90
Exercised	(831,168)	0.60
Expired or cancelled	(169,833)	3.14
Outstanding at May 31, 2017	10,474,872	$1.20
Granted	508,332	0.82
Exercised	(3,182,162)	0.91
Expired or cancelled	(44,000)	1.20
Outstanding at November 30, 2017	7,757,042	$1.30

The following table summarizes information about warrants outstanding and exercisable at November 30, 2017:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	250,000	2.26	$0.60	250,000
$1.00	2,777,889	2.30	$1.00	2,777,889
$1.20	2,890,822	1.73	1.20	2,890,822
$2.00	1,838,331	0.57	2.00	1,838,331
	7,757,042	1.68	$1.30	7,757,042

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

d.             In April and May of 2017, the Company issued a total of 2,219,888 warrants issued in connection with the Company’s 2017 Common Stock Private Placement to accredited investors. The warrants have a three-year term and an exercise price of $1.00.

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

Transactions for the Six Months Ended November 30, 2017

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

c.             In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock in connection with the exercise of 3,182,162 warrants.

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

Revenue recognized under the Master Agreement amounted to $0 for both the three and six months ended November 30, 2017, respectively. Revenue recognized under the Master Agreement amounted to $8,764 and $14,793 for the three and six months ended November 30, 2016, respectively.

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

Rent expense for all locations including occupancy costs for the six months ended November 30, 2017 and 2016 was $53,011 and $43,706, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ending November 30,	Office Rent

2018	$134,529
2019	67,047
2020	69,055
2021	53,125
2022	—
Thereafter	—
$323,756

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

Net Sales

Two customers accounted for 90% and 86%, respectively, of net sales for the three months ended November 30, 2017 and 2016, respectively, as set forth below:

	Three months ended November 30,
	2017	2016

Customer 1	56%	74%
Customer 2	34%	12%

Two customers accounted for 90% and 83% of net sales for the six months ended November 30, 2016 and 2015 respectively, as set forth below:

	Six months ended November 30,
	2017	2016

Customer 1	75%	59%
Customer 2	15%	24%

Accounts Receivable

Two customers accounted for 93% of the accounts receivable as of November 30, 2017, as set forth below:

Customer 1	49%
Customer 2	44%

Two customers accounted for 91% of the accounts receivable as of May 31, 2017, as set forth below:

Customer 1	50%
Customer 2	41%

NOTE 12 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the six months ended November 30, 2017 and 2016.

NOTE 13 - BUSINESS SEGMENT INFORMATION

As of November 30, 2017, the Company had two operating segments, Arkados and SES.

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

Operating results for the business segments of the Company were as follows:

	Arkados	SES	Total

Three months ended November 30, 2017
Revenues	$—	$3,291,100	$3,291,100
(Loss) income from operations	$(1,018,372)	$(929,833)	$(1,948,205)

Three months ended November 30, 2016
Revenues	$12,064	$377,612	$389,676
Loss from operations	$(511,010)	$(27,074)	$(503,936)

Six months ended November 30, 2017
Revenues	$—	$8,569,141	$8,569,141
(Loss) income from operations	$(2,036,763)	$(707,234)	$(2,743,997)

Six months ended November 30, 2016
Revenues	$88,947	$725,216	$814,163
Loss from operations	$(615,458)	$(165,803)	$(781,261)

Total Assets
November 30, 2017	$600,115	$17,635,506	$18,235,621
May 31, 2017	$657,885	$18,357,793	$19,015,678

NOTE 14 – SUBSEQUENT EVENTS

On December 4, 2017, the Company issued 101,010 shares to L2 for conversion of $25,000 of L2’s convertible note. Additionally, the Company issued 200,000 shares to L2 as consideration for extending the note.

On December 21, 2017, the Company entered into an Agreement and Waiver with AIP, in which AIP agreed to extend the date for the Company to file a registration statement on Form S-1 under the Note Purchase Agreement dated May 1, 2017, from December 21, 2017 to January 30, 2018, in exchange for 1,000,000 shares of the Company’s common stock.

On December 27, 2017, the Company entered into a Settlement Agreement and Release of Claims with a consultant, settling $15,000 owed under a consulting agreement in exchange for 25,000 shares of the Company’s common stock.

As of January 11, 2018, the Company issued 160,000 shares to The Governance Box, Inc. in consideration for a one-year consulting agreement.

As of January 11, 2018, the Company issued 102,664 to a note holder to forebear the payment of an outstanding note.

As of January 11, 2018, the Company issued an aggregate of 310,000 shares to employees of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management’s current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on September 14, 2017, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied in our forward-looking statements. These risks and factors include, by way of example and without limitation:

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

As used in this Quarterly Report on Form 10-Q and unless otherwise indicated, the terms “Company,” “we,” “us,” and “our” refer to Solbright Group, Inc. (formerly known as Arkados Group, Inc.) and our wholly-owned subsidiaries: Arkados, Inc. and Solbright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC). Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

Solbright Group, Inc. (formerly Arkados Group, Inc.), a Delaware corporation, was incorporated in 1998. We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by STMicroelectronics, Inc., a Delaware corporation (“ST Micro”). We currently carry out our activities through our wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”), and Solbright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC), a Delaware limited liability company (“SES”). We deliver technology solutions for building and machine automation and energy conservation and provide energy conservation services such as LED lighting retrofits, HVAC system retrofits and solar engineering, procurement and construction services. Our focus is towards the development and commercialization of an Internet of Things software platform that supports Big Data applications that complement our energy management services that lower costs for commercial and industrial facilities owners and managers. Our principal offices are located at One Gateway Center, 26th Floor, Newark, New Jersey 07102.

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

As a consequence of our acquisition of the SolBright Assets, we have augmented our existing energy service business with solar engineering, procurement and construction. Through our wholly-owned subsidiary, Solbright Energy Solutions, LLC, or SES, formally known as Arkados Energy Solutions, LLC, we have integrated all of these offerings, and changed the name of this operating subsidiary on June 23, 2017 and our corporate name to better reflect our newly acquired business.

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

Recent Corporate Developments During the Quarter

On September 21, 2017, the Company announced that the Board of Directors and a majority of shareholders of the Company approved a name change of the Company to Solbright Group, Inc. to reflect the company’s expanded focus as a cleantech and renewable energy solution provider in connection with the acquisition of the business of SolBright Renewable Energy, LLC. On October 30, 2017, the Company filed its Certificate of Amendment of the Certificate of Incorporation with the Delaware Secretary of State to effect this change of the Company name to “Solbright Group, Inc.” On November 3, 2017, the Company received notification from FINRA that, as of November 6, 2017, the new symbol of the Company would be “SBRT”.

On September 28, 2017, the Company filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) designating 5,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”). Effective thereon, the Company issued to Solbright RE 4,000,000 shares of Series A Stock in consideration for the cancellation of the full amount of indebtedness represented by that certain Convertible Promissory Note dated May 1, 2017 (the “Note”). The Note, and the securities upon which the Note was convertible, was issued in connection with the purchase of the SolBright Assets. The Series A Stock ranks senior to the common stock and any other class of shares which are not expressly senior to or on parity with the Series A Stock. A summary of the material provisions of the Certificate of Designation governing the Series A Stock is described in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 28, 2017.

Results of Operations

Comparison of the Three Months Ended November 30, 2017 to the Three Months Ended November 30, 2016

A comparison of the Company’s operating results for the three months ended November 30, 2017 and November 30, 2016, respectively, is as follows:

	Three Months Ended November 30, 2017
	Arkados	SES (f.k.a. AES)	Total
Revenue	$—	$3,291,100	$3,291,100
Cost of Sales	—	3,689,088	3,689,088
Gross Profit	—	(397,988)	(397,988)

Operating Expenses	1,018,372	531,845	1,550,217
Operating Loss	(1,018,372)	(929,833)	(1,948,205)
Other Income (Expenses)	(948,446)	—	(948,446)
Loss – Before Tax	$(1,966,818)	$(929,833)	$(2,896,651)

	Three Months Ended November 30, 2016
	Arkados	SES (f.k.a. AES)	Total
Revenue	$12,064	$377,612	$389,676
Cost of Sales	—	258,756	258,756
Gross Profit	12,064	118,856	130,920

Operating Expenses	523,074	111,782	634,856
Operating income (loss)	(511,010)	7,074	(503,936)
Other Income (Expenses)	6,576	—	6,576
Income (loss) – Before Tax	$(504,434)	$7,074	$(497,360)

The variances between the three months ending November 30, 2017 and 2016 were as follows:

	Arkados	SES (f.k.a. AES)	Total
Revenue	$(12,064)	$2,913,488	$2,901,424
Cost of Sales	—	3,430,332	3,430,332
Gross Profit	(12,064)	(516,844)	(528,908)

Operating Expenses	495,298	420,063	915,361
Operating Income (Loss)	(507,362)	(936,907)	(1,444,269)
Other Expenses	(955,022)	—	(955,022)
Loss – Before Tax	$(1,462,384)	$(936,907)	$(2,399,291)

Revenues

Revenues increased by $2,901,424, or 745%, for the three months ended November 30, 2017, as compared to the three months ended November 30, 2016, primarily as a result of an increased customer base and the revenues recognized from purchase of the SolBright Assets.

Cost of Sales and Gross Margins

Cost of sales increased by $3,430,332, or 1,326%, for the three months ended November 30, 2017, as compared to the three months ended November 30, 2016, as a result of increased revenues. Additionally, the Company adjusted its estimates for costs to complete certain projects, resulting in an adjustment to costs in excess of billing, billings in excess of costs, and a corresponding increase in cost of sales of approximately $900,000 during the three months ended November 30, 2017. This resulted in a negative gross margin for the quarter ended November 30, 2017.

Operating Expenses

Operating expenses increased by $915,361, or 144%, for the three months ended November 30, 2017, as compared to the three months ended November 30, 2016, as a result of the May 1, 2017 acquisition of SES, an increase in stock-based compensation related to stock options and common stock issued for third-party services.

Comparison of the Six Months Ended November 30, 2017 to the Six Months Ended November 30, 2016

A comparison of the Company’s operating results for the six months ended November 30, 2017 and November 30, 2016, respectively, is as follows:

	Six Months Ended November 30, 2017
	Arkados	SES (f.k.a. AES)	Total
Revenue	$—	$8,569,141	$8,569,141
Cost of Sales	—	8,185,065	8,185,065
Gross Profit	—	384,076	384,076

Operating Expenses	2,036,763	1,091,310	3,128,073
Operating Loss	(2,036,763)	(707,234)	(2,743,997)
Other Expenses	(3,961,191)	—	(3,961,191)
Loss – Before Tax	$(5,997,954)	$(707,234)	$(6,705,188)

	Six Months Ended November 30, 2016
	Arkados	SES (f.k.a. AES)	Total
Revenue	$88,947	$725,216	$814,163
Cost of Sales	—	638,765	638,765
Gross Profit	88,947	86,451	175,398

Operating Expenses	704,405	252,252	956,657
Operating Loss	(615,458)	(165,801)	(781,259)
Other Expenses	(3,075)	—	(3,075)
Loss – Before Tax	$(618,533)	$(165,801)	$(784,334)

The variances between the six months ending November 30, 2017 and 2016 were as follows:

	Arkados	SES (f.k.a. AES)	Total
Revenue	$(88,947)	$7,843,925	$7,754,978
Cost of Sales	—	7,546,300	7,546,300
Gross Profit	(88,947)	297,625	208,678

Operating Expenses	1,332,358	839,058	2,171,416
Operating Income (Loss)	(1,421,305)	(541,433)	(1,962,738
Other Expenses	(3,958,116)	—	(3,958,116)
Loss – Before Tax	$(5,379,421)	$(541,433)	$(5,920,854)

Revenues

Revenues increased by $7,754,978, or 953%, for the six months ended November 30, 2017, as compared to the six months ended November 30, 2016, as a result of an increased customer base and the revenues recognized from purchase of the SolBright Assets.

Cost of Sales and Gross Margins

Cost of sales increased by $7,546,300, or 1,181%, for the six months ended November 30, 2017, as compared to the six months ended November 30, 2016, as a result of increased revenues. Additionally, the Company adjusted its estimates for costs to complete certain projects, resulting in an adjustment to costs in excess of billing, billings in excess of costs, and a corresponding increase in cost of sales of approximately $900,000 during the six months ended November 30, 2017.

Operating Expenses

Operating expenses increased by $2,171,416, or 227%, for the six months ended November 30, 2017, as compared to the six months ended November 30, 2016, as a result of the May 1, 2017 acquisition of SES, an increase in stock-based compensation related to stock options and common stock issued for third-party services.

Liquidity, Financial Condition and Capital Resources

As of November 30, 2017, we had cash on hand of $22,300 and a working capital deficiency of $5,158,945, as compared to cash on hand of $469,845 and a working capital deficiency of $1,392,329 as of May 31, 2017. The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well an increase in short-term convertible debt balances as a result of the amortization of debt discounts during the three months ended November 30, 2017.

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

On July 28, 2017, the Company issued two convertible notes payable totaling $70,000, due January 28, 2018, with an annual interest rate of 9%, convertible on or after an event of default at a conversion price equal to 60% of the lowest trading price during the 30 trading days prior to conversion. In connection with the convertible notes payable, the Company issued a total of 233,332 warrants to purchase the Company’s common stock with an exercise price of $0.60 per share and have a five-year term. On October 10, 2017, these notes were repaid in full.

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended November 30, 2017 of approximately $53 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following its fiscal year end of May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	November 30,	May 31,
	2017	2017
Current assets	$2,690,465	$3,200,696
Current liabilities	7,849,410	4,593,025
Working capital deficiency	$(5,158,945)	$(1,392,329)

The decrease in current assets is mainly due to a decrease in cash of $447,545 as a result of payment of debt during the six months ended November 30, 2017. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the increase of convertible debt balances as a result of the amortization of debt discounts during the six months ended November 30, 2017.

Cash Flows

	Six Months Ended November 30,
	2017	2016
Net cash from (used) in operating activities	$360	$(148,907)
Net cash used in investing activities	(9,905)	(10,000)
Net cash provided by (used in) financing activities	(438,000)	314,000
Increase (decrease) in cash	$(447,545)	$155,093

Operating Activities

Net cash from operating activities was $360 for the six months ended November 30, 2017. Cash from operating activities during the six months ended November 30, 2017 was primarily due to the net loss of $6,705,188, offset by stock based compensation issued for stock options and services, amortization of debt discounts, and an increase in accounts payable and accrued expenses.

Net cash used by operating activities was $148,907 for the six months ended November 30, 2016, primarily due to a net loss of $796,125, offset by common stock issued for services and a decrease in accounts receivable and prepaid expenses.

Investing Activities

For the six months ended November 30, 2017, net cash used by investing activities was $9,905 from the payment of a security deposit.

For the six months ended November 30, 2016, net cash used by investing activities was $10,000 from the purchase of software.

Financing Activities

For the six months ended November 30, 2017, net cash used in financing activities was $438,000, of which $488,000 was payments on convertible debt, partially offset by $50,000 which was received from the issuance of short term convertible notes.

For the three months ended November 30, 2016, net cash provided by financing activities was $314,000 from the proceeds of convertible debt issuance and a short-term note.

Future Financing

During the six months ended November 30, 2017, we generated minimal cash flows from operations, and we may require additional funds to implement our growth strategy for our business. While the capital we have received from various private placements of equity and convertible debt enabled us to purchase the SolBright Assets, we expect that we will need to raise an additional $5 million, since the terms of our financing agreements will require us pay off certain debt agreements through the balance of this fiscal year ended May 31, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended November 30, 2017 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. There were no impairment charges in the six months ended November 30, 2017.

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

Recent Accounting Standards

During the year ended May 31, 2017 and through November 30, 2017, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended November 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2017 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2017 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2017, Joseph Gunnar & Co., LLC (the “Plaintiff”) filed a complaint with the Supreme Court of the State of NewYork, County of New York against the Company alleging failure and refusal to make payments totaling $262,500 owed to the Plaintiff under certain written agreements between the Plaintiff and the Company. These amounts are accrued on the Company’s financial statements as of November 30, 2017.

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

On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the six months ended November 30, 2017.

In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock in connection with the exercise of warrants.

On November 27, 2017, the Company issued an aggregate of 400,000 shares of common stock to two noteholders for extending the due dates of their notes to December 21, 2017.

On November 27, 2017 the Company issued an aggregate of 550,000 shares to three consultants for consulting services, at prices ranging from $0.65 to $1.30 per share.

On November 27, 2017, the Company issued 337,410 shares of the Company’s common stock to a vendor in exchange for the settlement of accounts payable of $202,446, resulting in a loss on settlement of debt of $101,223 for the six months ended November 30, 2017.

On November 29, 2017, the company issued 60,606 shares for the conversion of $15,000 of a convertible note payable.

The securities described above were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
2.1	Asset Purchase Agreement, dated December 23, 2010, by and between Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc., and STMicroelectronics, Inc. dated December 23, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2010).
2.2	Asset Purchase Agreement, dated May 1, 2017, by and between Arkados Group, Inc. and SolBright Renewable Energy, LLC (incorporated by reference to Exhibit No. 2.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Certificate of Incorporation filed May 7, 1998 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.2	Certificate of Amendment to Certificate of Incorporation filed December 16, 1998 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB12g filed on October 7, 1999).
3.3	Certificate of Amendment to Certificate of Incorporation filed September 10, 1999 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-SB12g originally filed on October 7, 1999).
3.4	Certificate of Amendment to Certificate of Incorporation (reverse split) filed on November 21, 2003 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB originally filed on February 17, 2004).
3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Registration Statement on Form 10-QSB originally filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation filed March 17, 2014 (incorporated by reference to Exhibit 3i.7a to our Current Report on Form 10-K originally filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015
3.9	Amended and Restated By-Laws of the Registrant (incorporated by reference to our Exhibit C to our DEF14C Information Statement originally filed on February 24, 2015).
3.10	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K originally filed on October 4, 2017).
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1our Annual Report on Form 10KSB filed on October 10, 2006).
4.2	Form of Option exercisable at $0.04 issued to employees in April 2014 (incorporated by reference to Exhibit No. 4.16 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.3	Form of 6% Convertible Note due November 15, 2014 (incorporated by reference to Exhibit No. 4.17 to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.4	Form of 6% Convertible Note due April 30, 2015 (incorporated by reference to Exhibit No. 4.17b to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.5	Form of 6% Convertible Note due October 2015 (incorporated by reference to Exhibit No. 4.17c to the Registrant’s Annual Report on Form 10-K filed on August 27, 2014)
4.6	Form of Warrant issued to consultants on November 18, 2015 (incorporated by reference to Exhibit No. 10.16 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.7	Form of Warrant issued to Edward Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.20 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
4.8	$38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
4.9	Form of Amendment to Certain Promissory Notes to be due March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

4.10	Amendment to Convertible Promissory Note Number 2016-1 originally issued on January 8, 2016 dated December 31, 2016. (incorporated by reference to Exhibit No. 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.11	$38,500 Promissory Note originally issued on January 27, 2017 (incorporated by reference to Exhibit No. 4.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.12	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on January 27, 2017 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.13	Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated January 27, 2017 (incorporated by reference to Exhibit No. 4.5 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.14	Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note originally issued on October 28, 2016 dated March 31, 2017 (incorporated by reference to Exhibit No. 4.6 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (2017-2)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
4.26	Amendment #1 dated November 11, 2017 to Note by and between Solbright Group, Inc. and SBI Investments LLC, 2014-1*
4.27	Amendment #1 dated November 11, 2017 to Note by and between Solbright Group, Inc. and L2 Capital, LLC*
(10)	Material Agreements
101	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)

10.6	Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013 (incorporated by reference to Exhibit No. 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on October 11, 2013)
10.7	Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014)
10.8	Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015 (incorporated by reference to Exhibit No. 10.15 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.9	Form of Exchange Agreement with certain note holders executed on January 8, 2016 (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.10	Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.19 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)
10.11	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.12	Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)
10.13	Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.14	Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
10.15	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on October 28, 2016
10.16	Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on January 27, 2017
10.17	Note Purchase Agreement by and among the Company, AIP Asset Management Inc. and the Holders identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.18	Security Agreement by and among Company, its Subsidiaries and AIP Management Inc. dated May 1, 2017 (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.19	Registration Rights Agreement by and between the Company and the investors identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.20	Form of Securities Purchase Agreement by and between the Company and the Buyer identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)
10.21	Securities Purchase Agreement (2017-2 Note Conversion) by and between the Company and J. Church dated May 31, 2017
10.22	Services Agreement by and between the Company and PCG Advisory Group dated May 22, 2017
10.23	Acquisition Engagement Agreement by and between the Company and The Capital Corporation of America, Inc. dated June 1, 2017
10.24	Consulting Agreement by and between the Company and LP Funding, LLC dated as of August 11, 2017
10.25‡	Amended and Restated Employment Agreement by and among the Company, SolBright Energy Services, LLC and Patrick Hassell dated August 29, 2017
10.26	Bill of Sale and Assignment and Assumption Agreement between the Company and Arkados Energy Solutions, LLC dated May 1, 2017
10.27	Agreement and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class

10.28	Agreement and and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class *
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
‡	Employment Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLBRIGHT GROUP, INC.

By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer
(Principal Executive Officer)
Date: January 16, 2018

By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: January 16, 2018