Form 10-Q
period 2018-02-28
Solbright Group, Inc.
filed 2018-04-20
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2018

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

As of April 20, 2018, there were 28,070,412 shares of the registrant’s common stock outstanding.

SOLBRIGHT GROUP, INC.

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated Balance Sheets

	February 28,	May 31,
	2018	2017
	(Unaudited)
ASSETS

Current Assets:
Cash	$5,852	$469,845
Accounts receivable	1,986,944	1,086,497
Costs in excess of billings	736,278	1,030,427
Prepaid expenses and other current assets	743,964	613,927
Total Current Assets	3,473,038	3,200,696

Property and equipment, net	23,098	27,309
Security deposit	30,289	20,384
Intangible assets, net	2,312,900	2,727,890
Goodwill	13,039,399	13,039,399

Total Assets	$18,878,724	$19,015,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,357,778	$2,174,543
Billings in excess of costs	285,778	480,987
Accrued income tax	63,082	63,082
Debt subject to equity being issued	456,930	456,930
Convertible debentures, net of debt discount	3,108,112	871,651
Notes payable	545,832	545,832
Total Current Liabilities	8,817,512	4,593,025

Long-term convertible debt	-	6,040,706
Long-term notes payable	2,000,000	2,000,000
Total Liabilities	10,817,512	12,633,731

Stockholders' Equity:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, 4,000,000 and 0 shares issued and outstanding, respectively	400	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 27,870,412 and 21,163,402 shares issued and outstanding , respectively	2,787	2,116
Additional paid-in capital	63,384,542	52,558,977
Accumulated deficit	(55,326,517)	(46,179,146)
Total Stockholders' Equity	8,061,212	6,381,947

Total Liabilities and Stockholders' Equity	$18,878,724	$19,015,678

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2018	February 28, 2017	February 28, 2018	February 28, 2017

Net sales	$2,496,544	$263,800	$11,065,685	$1,077,963

Cost of sales	1,568,508	51,360	9,753,573	690,125

Gross Profit	928,036	212,440	1,312,112	387,838

Operating Expenses:
Selling and general and administrative	1,534,849	305,254	4,662,922	1,211,642
Research and development	2,650	14,462	2,650	64,732
Total Operating Expenses	1,537,499	319,716	4,665,572	1,276,374

Loss From Operations	(609,463)	(107,276)	(3,353,460)	(888,536)

Other Income (Expense):
Interest expense	(1,291,919)	(25,474)	(2,439,571)	(46,197)
Loss on settlement of liability	-	(138,228)	(101,223)	(120,580)
Modification of beneficial conversion features on convertible notes	-	-	(594,583)	-
Amortization of debt discount and deferred finance costs	(540,326)	-	(2,658,059)	-
Total Other Expense	(1,832,245)	(163,702)	(5,793,436)	(166,777)

Loss Before Provision for Income Taxes	(2,441,708)	(270,978)	(9,146,896)	(1,055,313)

Provision for income taxes	(475)	(572)	(475)	(12,363)

Net Loss	$(2,442,183)	$(271,550)	$(9,147,371)	$(1,067,676)

Loss per Common Share - Basic and Diluted	$(0.09)	$(0.02)	$(0.38)	$(0.09)

Weighted Average Shares Outstanding - Basic and Diluted	26,663,305	13,998,191	23,879,063	12,034,512

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	February 28, 2018	February 28, 2017
Cash Flows From Operating Activities:
Net loss	$(9,147,371)	$(1,067,676)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	732,180	-
Gain on settlement of liability	101,223	120,580
Modification of beneficial conversion features on convertible notes	594,583	-
Depreciation and amortization	419,201	791
Amortization of debt discount and deferred finance costs	2,658,059	51,308
Issuance of common stock for inducement	1,551,651	14,398
Issuance of warrants for inducement	65,973	-
Issuance of common stock for services	748,203	323,000
Changes in operating assets and liabilities:
Accounts receivable	(900,447)	180,099
Inventory	-	58,599
Costs in excess of billings	(294,149)	-
Prepaid expenses and other current assets	256,335	65,272
Accounts payable and accrued expenses	2,458,382	16,520
Billings in excess of costs	(195,209)	(260,637)
Net Cash Used In Operating Activities	(363,088)	(497,746)

Cash Flows From Investing Activities:
Purchases of software	-	(10,000)
Security deposit	(9,905)	-
Net Cash Used In Investing Activities	(9,905)	(10,000)

Cash Flows From Financing Activities:
Proceeds from short-term note	-	150,000
Payment of debt	(488,000)	-
Proceeds from convertible debt issuance	397,000	312,000
Net Cash Provided By (Used in) Financing Activities	(91,000)	462,000

Net Decrease In Cash	(463,993)	(45,746)

Cash - Beginning of Year	469,845	56,172

Cash - End of Year	$5,852	$10,426

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$91,043	$-
Income taxes paid	$-	$-
Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$40,000	$-
Original issue discount in connection with convertible debt issued	$37,000	$31,000
Deferred finance costs in connection with convertible debt issued	$23,600	$9,000
Debt discount in connection with restricted shares issued with convertible debt	$12,540	$64,529
Beneficial conversion feature in connection with convertible debt issued	$318,764	$184,416
Preferred stock issued for conversion of debt	$6,000,000	$-

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

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2017 as disclosed in our annual report on Form 10-K for that year. The results of the three and nine months ended February 28, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $55 million since inception, including a net loss of approximately $9 million for the nine months ended February 28, 2018. Additionally, the Company still had both working capital and stockholders’ deficiencies at February 28, 2018 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both February 28, 2018 and May 31, 2017.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At February 28, 2018 and May 31, 2017, the Company determined that an allowance for doubtful accounts was not needed.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three and Nine Months Ended
	February 28,
	2018	2017

Series A Preferred Stock	4,000,000	-
Convertible notes	7,312,205	470,319
Stock options	7,437,500	5,112,500
Warrants	8,035,043	5,125,987
Potentially dilutive securities	26,784,748	10,708,806

Stock Based Compensation

In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards.  The assumptions used in calculating the fair value of share-based payment awards represent management’s bfest estimates, but these estimates involve inherent uncertainties and the application of management judgment.  As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future.  In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding.  If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period.

During the three and nine months ended February 28, 2018, 210,000 and 1,220,000 shares, respectively, of the Company’s common stock were issued for consulting services amounting to $192,445 and $954,775, respectively, in stock based compensation, of which $413,455 is included in prepaid expenses as of February 28, 2018.

Stock based compensation expense related to stock options for the three and nine months ended February 28, 2018 was $244,060 and $732,180, respectively, and is included in selling, general and administrative expense.  Stock-based compensation related to stock options was $0 for the three and nine months ended February 28, 2017.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480; Derivatives and Hedging (Topic 815)", ("ASU 2017-11").  This update was issued to address complexities in accounting for certain equity-linked financial instruments containing down round features.  The amendment changes the classification analysis of these financial instruments (or embedded features) so that equity classification is no longer precluded.  The amendments in ASU 2017-11 are effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods.  Early adoption is permitted.  The Company is currently evaluating the impact of adopting this guidance.

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of February 28, 2018 and May 31, 2017.

As of February 28, 2018 and May 31, 2017, there remained $456,930 of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of February 28, 2018 and May 31, 2017, accounts payable and accrued expenses consist of the following amounts:

	February 28,	May 31,
	2018	2017
Accounts payable	$3,776,878	$1,777,117	*
Accrued interest payable	421,329	236,351
Accrued payroll	17,010	15,129
Accrued other	142,561	145,946
	$4,357,778	$2,174,543

* Adjusted to reflect correction to immaterial misstatement to prior fiscal year financial statements (See Note 2).

NOTE 6 – NOTE PAYABLE

Notes Payable

Notes payable transactions include the following:

Transactions for the Year ended May 31, 2016

In January 2016, the Company executed a promissory note for a loan in the principal amount of $60,000. The promissory note bears interest at 6% per year, compounded quarterly, and matures on January 15, 2017 (the “January Note“). The proceeds from the January Note were used to partially repay two convertible notes as discussed below. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to June 15, 2017. Effective June 15, 2017 this promissory note was further extended to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term. The note was not extended past December 31, 2017 and is currently in default.

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

On March 31, 2016 and May 6, 2016, the Company executed promissory notes for loans, each in the amount of $10,000 (collectively with the January Note, the “2016 Notes”). The promissory notes bear interest at 6% per year, compounded quarterly. Both notes matured on June 30, 2016. The proceeds from the promissory notes were used to partially repay the Convertible Notes as discussed above. The holders further agreed that their extension of the maturity of the outstanding promissory notes had been effective from June 30, 2016 until January 15, 2017. In January 2017, the Company executed an amendment to the promissory notes to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note further to extend the maturity date to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 50,000 shares of the Company’s stock, resulting in a charge to interest expense of $11,995. The warrants have an exercise price of $1.00 and a three-year term. As of February 28, 2018, the balance of these loans amounted to $ 20,000. These notes were not extended past December 31, 2017 and are currently in default.

Transactions for the Year Ended May 31, 2017

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to May 15, 2017, and subsequently amended this promissory note to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term. Additionally, the interest rate was modified to 6% per annum, compounded quarterly. As of February 28, 2018 the balance of the promissory loan amounted to $150,000. The note was not extended past December 31, 2017 and is currently in default.

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

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly, the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $59,935 as of May 31, 2017. Net discount and net loan balance amounted to $61,950 and $63,050 respectively, as of May 31, 2017 and is recorded in convertible debentures. On July 28, 2017, this note was settled in full with a payment of $174,914, which included an early redemption fee of $49,914, which is included in interest expense for the nine months ended February 28, 2018.

Long-Term Convertible Debenture

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 180 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $24,573 which resulted in a net discount of $109,294 and a net loan balance of $40,706 classified as long-term convertible debt. On June 19, 2017, this note was settled in full with a payment of $195,000, which included an early redemption fee of $45,000, which is included in interest expense for the nine months ended February 28, 2018.

On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. Effective March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 25,000 shares of the Company’s stock, resulting in a charge to interest expense of $5,998. The warrants have an exercise price of $1.00 and a three-year term. The net loan balance of $100,000 is classified in short-term notes payable as of February 28, 2018. The note was not extended past December 31, 2017 and is currently in default.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. Accordingly, the Company recorded debt discount of $89,337 related to the warrants and a $3,000 related to the deferred financing costs. As of May 31, 2017, total straight-line amortization for these transactions amounted to $33,543, resulting in a net discount of $58,794 and a net loan balance of $44,206 classified as short-term convertible debentures, net of debt discount. On August 30, 2017, this note was settled in full with a payment of $144,129, which included an early redemption fee of $41,129, which is included in interest expense for the nine months ended February 28, 2018.

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

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the nine months ended February 28, 2018.

In relation to this transaction, the Company recorded debt discount of $1,250,000 related to the warrants issued, a debt discount of $250,000 related to the beneficial conversion feature, an OID of $375,000 and deferred finance cost of $175,833. As of May 31, 2017, total straight-line amortization for these transactions amounted to $168,562 which resulted in a net discount of $1,882,274 and a net loan balance of $617,727. As of February 28, 2018, total straight-line amortization for these transactions amounted to $1,533,913 for the nine months then ended, which resulted in a net discount of $348,361 and a net loan balance of $2,151,640 classified as convertible debentures, net of debt discount.

9% Convertible Notes

On April 21, 2017, the Company closed a private placement (the “2017 Convertible Notes Private Placement”) of $899,999 principal amount of its 9% Convertible Promissory Notes (the “9% Convertible Notes”) and common stock purchase warrants (the “2017 Notes Offering Warrants”) issued to two institutional investors (the “Note Investors”).  The 9% Convertible Notes and the 2017 Notes Offering Warrants were issued pursuant to Note Purchase Agreements (the “Note Purchase Agreements”), dated April 21, 2017, to each of the Note Investors, in substantially the same form.

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

As a part of the 2017 Convertible Notes Private Placement, the Company issued 2017 Notes Offering Warrants to the Note Investors providing them with the right to purchase, in the aggregate, up to 1,279,998 shares of the Company’s common stock at an initial exercise price equal to the lesser of (i) $0.60 and (ii) 75% of the offering price of the Company’s common stock in the Company’s next publicly registered offering, subject to adjustment for certain events such as stock splits and stock dividends. Subject to certain limitations, the 2017 Notes Offering Warrants are exercisable on any date after the date of issuance for a term of five years.  As of the date of this filing, these warrants have been exercised.  On May 16, 2017, one of the Note Investors exercised their 831,168 warrants in a cashless exercise for 447,552 shares of the Company’s common stock at $0.60 per share.

In relation to this transaction, the Company recorded debt discount of $560,343 related to the warrants issued, a debt discount of $339,656 related to the beneficial conversion feature, an OID of $107,999 and deferred finance cost of $12,000.  As of May 31, 2017, total straight-line amortization for these transactions amounted to $226,666 which resulted in a net discount of $793,332 and a net loan balance of $106,667.  On October 24, 2017, one of the Note Investors converted $15,000 of their note into 60,606 shares of the Company’s common stock at a price of $0.2475 per share.  On December 4, 2017,one of the Note Investors converted $25,000 of their note into 101,010 shares of the Company’s common stock at a price of $0.2475 per share.  As of February 28, 2018, total straight-line amortization for these transactions amounted to $793,332 for the nine months then ended, which resulted in a net discount of $0 and a net loan balance of $859,999 classified as convertible debentures, net of debt discount.

On November 10, 2017, the Company entered into an amendment with each of the Note Investors, extending the maturity dates of the Notes as follows: if the Company issues 100,000 shares to each of the Note Investors on or before November 13, 2017, the maturity date is extended to November 21, 2017; if the Company issues to each of the Note Investors 100,000 shares on or before November 22, 2017, the maturity date shall be extended to December 21, 2017; if the Company issues 100,000 shares to each of the Note Investors on or before December 22, 2017, the maturity date is extended to January 21, 2018; and if the Company issues to each of the Note Investors 100,000 shares on or before January 21, 2018, the maturity date shall be extended to February 21, 2018. The amendment does not change the terms of the 9% Notes other than with respect to the maturity date; accordingly, said notes are not convertible unless there is an Event of Default (as defined in the 9% Notes).  On February 22, 2018, the Company entered into Amendment #2 with each of the Note Investors further extending the maturity dates of the Notes through May 22, 2018 if the Company issues 100,000 shares to each of the Note Investors on or before March 22, 2018 and April 22, 2018.

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

Transactions for the Nine months ended February 28, 2018

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

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term. The note includes OID of $20,000, deferred financing costs of $17,600, and a discount for the warrants, restricted stock and beneficial conversion feature of $165,026, resulting in a total debt discount of $202,626. Total proceeds from this note was $200,000. The total amortization of the debt discount was $27,218 for the nine months ended February 28, 2018 resulting in a debt discount of $175,407 and net loan balance of $62,193 as of February 28, 2018.

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%.  The note is non-convertible for 180 days from the date of issuance, after which the note is convertible at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The note includes OID of $3,000, resulting in net proceeds of $147,000. The beneficial conversion feature resulted in a debt discount of $120,142. The total amortization of the total debt discount of $123,142 was $7,422 for the nine months ended February 28, 2018 resulting in a debt discount of $115,720 and net loan balance of $34,280 as of February 28, 2018.

NOTE 7 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, 4,000,000 of which are issued and outstanding as of February 28, 2018.

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

Dividends

Cash dividends accrue on each share of Series A Stock, at the rate of 4% per annum of the Stated Value, and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. Accrued dividends totaled approximately $100,000 as of February 28, 2018.

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

q.     On May 11, 2017 the Company issued a total of 50,000 shares of its common stock to a noteholder in connection with the amendment of a convertible loan totaling $150,000. The value of the additional shares amounted to $62,500 and is recorded as interest expense.

Transactions for the Nine months ended February 28, 2018

a.     On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a value of $112,000.

b.     On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a value of $124,000.

c.     On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the nine months ended February 28, 2018.

d.     In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock in connection with the exercise of warrants.

e.     On November 27, 2017, the Company issued an aggregate of 400,000 shares of common stock valued at $348,000 to two noteholders for extending the due dates of their notes to December 21, 2017.

f.     On November 27, 2017 the Company issued an aggregate of 550,000 shares to three consultants for consulting services, at prices ranging from $0.65 to $1.30 per share.

g.     On November 27, 2017, the Company issued 337,410 shares of the Company’s common stock to a vendor in exchange for the settlement of accounts payable of $202,446, resulting in a loss on settlement of debt of $101,223 for the nine months ended February 28, 2018.

h.     On November 29, 2017, the Company issued 60,606 shares for the conversion of $15,000 of a convertible note payable.

i.      On December 4, 2017, the Company issued 101,010 shares to an institutional investor for conversion of $25,000 of a convertible note. Additionally, the Company issued 200,000 shares at a price of $0.87 per share to this institutional investor as consideration for extending the note.

j.     On December 21, 2017, the Company entered into an Agreement and Waiver with AIP, in which AIP agreed to extend the date for the Company to file a registration statement on Form S-1 under the Note Purchase Agreement dated May 1, 2017, from December 21, 2017 to January 30, 2018, in exchange for 1,000,000 shares of the Company’s common stock at a value of $650,000.

k.     On December 27, 2017, the Company entered into a Settlement Agreement and Release of Claims with a consultant, settling $15,000 owed under a consulting agreement in exchange for 25,000 shares of the Company’s common stock at a value of $16,250.

l.      As of January 11, 2018, the Company issued 160,000 shares at a value of $104,000 to The Governance Box, Inc. in consideration for a one-year consulting agreement.

m.    As of January 11, 2018, the Company issued 102,664 shares at a value of $56,465 to a note holder to forebear the payment of an outstanding note.

n.     On January 18, 2018, the Company issued an aggregate of 310,000 shares at a value of $179,800 to employees of the Company.

o.      In January through March 2018, the Company issued an aggregate of 400,000 shares at prices ranging from $0.60 to $0.87 to certain institutional investors as consideration for extending their notes.

p.     On February 2, 2018, the Company issued 30,000 shares at a value of $18,600 in connection with a convertible note payable.

q.     On February 16, 2018, the Company issued 150,000 shares with a value of $88,500 to a consultant for services.

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

Options

During the year ended May 31, 2017, the Company granted 2,500,000 options of which were granted under the 2017 Plan. There were no options granted during the three and nine months ended February 28, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	2,500,000	1.60
Exercised	(175,000)	1.00
Expired or cancelled	-	-
Outstanding at May 31, 2017	7,437,500	$1.19
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at February 28, 2018	7,437,500	$1.19

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2018:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	2,300,000	3.72	$0.60	2,300,000
$1.00	1,025,000	4.79	$1.00	1,025,000
$1.20	1,562,500	6.83	$1.20	1,562,500
$1.50	1,000,000	9.17	$1.50	1,000,000
$2.00	1,550,000	7.45	$2.00	1,550,000
	7,437,500	6.03	$1.19	7,437,500

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.55 as of February 28, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Total compensation expense related to the options was $732,180 and $0 for the nine months ended February 28, 2018 and 2017, respectively. As of February 28, 2018, there was future compensation cost of $1,138,947 remaining related to non-vested stock options.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	6,249,886	0.90
Exercised	(831,168)	0.60
Expired or cancelled	(169,833)	3.14
Outstanding at May 31, 2017	10,474,872	$1.20
Granted	808,332	0.74
Exercised	(3,182,162)	0.91
Expired or cancelled	(65,999)	1.20
Outstanding at February 28, 2018	8,035,043	$1.25

The following table summarizes information about warrants outstanding and exercisable at February 28, 2018:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	550,000	2.02	$0.60	550,000
$1.00	2,777,889	2.05	$1.00	2,777,889
$1.20	2,868,823	1.50	1.20	2,868,823
$2.00	1,838,331	0.32	2.00	1,838,331
	8,035,043	1.38	$1.25	8,035,043

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

Transactions for the Nine months ended February 28, 2018

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

d.     On January 23, 2018, the Company issued 300,000 warrants with a three-year term and an exercise price of $0.60 in connection with a convertible note payable issued to a noteholder.

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

Revenue recognized under the Master Agreement amounted to $0 for both the three and nine months ended February 28, 2018, respectively. Revenue recognized under the Master Agreement amounted to $0 and $14,793 for the three and nine months ended February 28, 2017, respectively.

NOTE 10 – COMMITMENTS

Leases

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

Rent expense for all locations including occupancy costs for the nine months ended February 28, 2018 and 2017 was $76,533 and $43,706, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ending February 28,	Office Rent

2018	$114,178
2019	67,542
2020	69,562
2021	35,650
2022	-
Thereafter	-
$286,932

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

Net Sales

Two customers accounted for 76% and 88%, respectively, of net sales for the three months ended February 28, 2018 and 2017, respectively, as set forth below:

	Three months ended February 28,
	2018	2017

Customer 1	48%	88%
Customer 2	28%	-

Two customers accounted for 85% and 68% of net sales for the nine months ended February 28, 2018 and 2017 respectively, as set forth below:

	Nine months ended February 28,
	2018	2017

Customer 1	67%	22%
Customer 2	18%	46%

Accounts Receivable

Two customers accounted for 83% of the accounts receivable as of February 28, 2018, as set forth below:

Customer 1	43%
Customer 2	40%

Two customers accounted for 91% of the accounts receivable as of May 31, 2017, as set forth below:

Customer 1	50%
Customer 2	41%

NOTE 12 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the nine months ended February 28, 2018 and 2017.

NOTE 13 - BUSINESS SEGMENT INFORMATION

As of February 28, 2018, the Company had two operating segments, Arkados and SES.  The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services.  The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.  For purposes of this presentation, any stock compensation costs, investor relations and other SG&A related to the operations of Solbright Group, Inc. as the parent company (“SG”), are disclosed separately under SG.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company evaluates performance based primarily on income (loss) from operations

Operating results for the business segments of the Company were as follows:

For the Three Months Ended February 28, 2018

	Arkados	SES	SG	Total
Revenue	$2,845	$2,493,699	$-	$2,496,544
Cost of Sales	3,632	1,564,876	-	1,568,508
Gross Profit (Loss)	(787)	928,823	-	928,036

Operating Expenses	75,163	679,689	782,647	1,537,499
Operating Income (Loss)	(75,950)	249,134	(782,647)	(609,463)
Other income (expenses)	-	-	(1,832,245)	(1,832,245)
Loss before income taxes	$(75,950)	$249,134	$(2,614,892)	$(2,441,708)

For the Three Months Ended February 28, 2017

	Arkados	SES	SG	Total
Revenue	$(10,299)	$274,099	$-	$263,800
Cost of Sales	-	51,360	-	51,360
Gross Profit (Loss)	(10,299)	222,739	-	212,440

Operating Expenses	165,320	120,319	34,077	319,716
Operating Income (Loss)	(175,619)	102,420	(34,077)	(107,276)
Other income (expenses)	17,648	(155,876)	(25,474)	(163,702)
Loss before income taxes	$(157,971)	$(53,456)	$(59,551)	$(270,978)

For the Nine Months Ended February 28, 2018

	Arkados	SES	SG	Total
Revenue	$2,845	$11,062,840	$-	$11,065,685
Cost of Sales	3,632	9,749,941	-	9,753,573
Gross Profit (Loss)	(787)	1,312,899	-	1,312,112

Operating Expenses	438,398	2,135,881	2,091,293	4,665,572
Operating Income (Loss)	(439,185)	(822,982)	(2,091,293)	(3,353,460)
Other income (expenses)	(101,223)	-	(5,692,213)	(5,793,436)
Loss before income taxes	$(540,408)	$(822,982)	$(7,783,506)	$(9,146,896)

For the Nine Months Ended February 28, 2017

	Arkados	SES	SG	Total
Revenue	$78,648	$999,315	$-	$1,077,963
Cost of Sales	-	690,125	-	690,125
Gross Profit (Loss)	78,648	309,190	-	387,838

Operating Expenses	433,924	423,880	418,570	1,276,374
Operating Income (Loss)	(355,276)	(114,690)	(418,570)	(888,536)
Other income (expenses)	(30,640)	(12,363)	(123,774)	(166,777)
Loss before income taxes	$(385,916)	$(127,053)	$(542,344)	$(1,055,313)

Total Assets
February 28, 2018	$452,950	$18,425,774	$18,878,724
May 31, 2017	$657,885	$18,357,793	$19,015,678

NOTE 14 – SUBSEQUENT EVENTS

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor.  The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion.  In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor.  The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion.  In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note.

On April 2, 2018, the Company issued 200,000 shares to an institutional investor as consideration for extending the maturity date of the note.

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

Our corporate strategy is to leverage the capabilities of our technology platform to enhance the offerings of our service business and deliver a unique value proposition to our commercial customers defined in terms of return on investment, operational cost savings and unmatched service. Since beginning these undertakings in 2013, we have developed our Arktic™ software platform, which is unique in its open, scalable and interoperable design. We have integrated this software with hardware products of our partner, Tatung Company of America, Inc. (Tatung). Our services business has completed a number of large scale LED lighting projects and is expanding its services to include oil-to-natural gas boiler conversions and solar PV system installations. In addition, through our acquisition of the SolBright Assets, our strategic focus within the solar industry has been strengthened to significantly increase our design-build competencies for commercial solar projects to enable us to develop solutions to simplify technically challenging projects and deliver unparalleled service and quality to our clients.

We believe our combination of technology products, energy services and commercial solar business has positioned our Company as a source for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating into their existing systems and has set the stage for additional improvements in the future.

Arkados

Arkados, our software development subsidiary, was organized in 2004. It develops proprietary, cloud-based device and system management software solutions, which we refer to as the Arktic™ software platform, and delivers software services and support. Arktic™ is an open, scalable and interoperable software platform that supports industrial applications, including applications for smart manufacturing, measurement and verification, as well as predictive analysis, or data gathering for baselining machine performance data and reporting of anomalies. Arkados has licensed its software directly to Tatung Co., a Taiwan corporation (“Tatung”) for use in their manufacturing facility, as well as through SES to end customers as part of an integrated solution with Tatung hardware products.

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

SES focuses on the systems throughout commercial and industrial buildings that consume large amounts of energy and operates as an engineering, procurement and construction general contractor, directly with commercial, institutional and industrial clients. After the completion of an energy efficiency audit, we offer customers recommendations on reducing energy demand costs (such as converting to LED lighting), reducing energy supply costs (such as installing a solar PV system) and improving the efficiency across all systems using our advanced building automation system. Additionally, SES’s aim is to increase the return on investment of heating plants and solar PV systems by offering long-term operating and maintenance agreements to clients, supported by cutting-edge tools built on the Arktic™ software platform.

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

Results of Operations

Comparison of the Three Months Ended February 28, 2018 to the Three Months Ended February 28, 2017

A comparison of the Company’s operating results for the three months ended February 28, 2018 and February 28, 2017, respectively, is as follows.  For purposes of this presentation, any corporate related expenses are classified under Solbright Group, Inc. as the parent company (“SG”).

For the Three Months Ended February 28, 2018

	Arkados	SES	SG	Total
Revenue	$2,845	$2,493,699	$-	$2,496,544
Cost of Sales	3,632	1,564,876	-	1,568,508
Gross Profit (Loss)	(787)	928,823	-	928,036

Operating Expenses	75,163	679,689	782,647	1,537,499
Operating Income (Loss)	(75,950)	249,134	(782,647)	(609,463)
Other income (expenses)	-	-	(1,832,245)	(1,832,245)
Loss before income taxes	$(75,950)	$249,134	$(2,614,892)	$(2,441,708)

For the Three Months Ended February 28, 2017

	Arkados	SES	SG	Total
Revenue	$(10,299)	$274,099	$-	$263,800
Cost of Sales	-	51,360	-	51,360
Gross Profit (Loss)	(10,299)	222,739	-	212,440

Operating Expenses	165,320	120,319	34,077	319,716
Operating Income (Loss)	(175,619)	102,420	(34,077)	(107,276)
Other income (expenses)	17,648	(155,876)	(25,474)	(163,702)
Loss before income taxes	$(157,971)	$(53,456)	$(59,551)	$(270,978)

Variance

	Arkados	SES	SG	Total
Revenue	$13,144	$2,219,600	$-	$2,232,744
Cost of Sales	3,632	1,513,516	-	1,517,148
Gross Profit (Loss)	9,512	706,084	-	715,596

Operating Expenses	(90,157)	559,370	748,570	1,217,783
Operating Income (Loss)	99,669	146,714	(748,570)	(502,187)
Other income (expenses)	(17,648)	155,876	(1,806,771)	(1,668,543)
Loss before income taxes	$82,021	$302,590	$(2,555,341)	$(2,170,730)

Revenues

Revenues increased by $2,232,744, or 846%, for the three months ended February 28, 2018, as compared to the three months ended February 28, 2017, primarily as a result of an increased customer base and the revenues recognized from purchase of the SolBright Assets.

Cost of Sales and Gross Margins

Cost of sales increased by $1,517,148, or 2,954%, for the three months ended February 28, 2018, as compared to the three months ended February 28, 2017, as a result of increased revenues.

Operating Expenses

Operating expenses increased by $1,217,783, or 381%, for the three months ended February 28, 2018, as compared to the three months ended February 28, 2017, primarily as a result of the May 1, 2017 acquisition of SES, an increase in stock-based compensation related to stock options and common stock issued for third-party services.

Comparison of the Nine months Ended February 28, 2018 to the Nine months Ended February 28, 2017

A comparison of the Company’s operating results for the nine months ended February 28, 2018 and February 28, 2017, respectively, is as follows.  For purposes of this presentation, any corporate related expenses are classified under Solbright Group, Inc. as the parent company (“SG”).

For the Nine Months Ended February 28, 2018

	Arkados	SES	SG	Total
Revenue	$2,845	$11,062,840	$-	$11,065,685
Cost of Sales	3,632	9,749,941	-	9,753,573
Gross Profit (Loss)	(787)	1,312,899	-	1,312,112

Operating Expenses	438,398	2,135,881	2,091,293	4,665,572
Operating Income (Loss)	(439,185)	(822,982)	(2,091,293)	(3,353,460)
Other income (expenses)	(101,223)	-	(5,692,213)	(5,793,436)
Loss before income taxes	$(540,408)	$(822,982)	$(7,783,506)	$(9,146,896)

For the Nine Months Ended February 28, 2017

	Arkados	SES	SG	Total
Revenue	$78,648	$999,315	$-	$1,077,963
Cost of Sales	-	690,125	-	690,125
Gross Profit (Loss)	78,648	309,190	-	387,838

Operating Expenses	433,924	423,880	418,570	1,276,374
Operating Income (Loss)	(355,276)	(114,690)	(418,570)	(888,536)
Other income (expenses)	(30,640)	(12,363)	(123,774)	(166,777)
Loss before income taxes	$(385,916)	$(127,053)	$(542,344)	$(1,055,313)

Variance

	Arkados	SES	SG	Total
Revenue	$(75,803)	$10,063,525	$-	$9,987,722
Cost of Sales	3,632	9,059,816	-	9,063,448
Gross Profit (Loss)	(79,435)	1,003,709	-	924,274

Operating Expenses	4,474	1,712,001	1,672,723	3,389,198
Operating Income (Loss)	(83,909)	(708,292)	(1,672,723)	(2,464,924)
Other income (expenses)	(70,583)	12,363	(5,568,439)	(5,626,659)
Loss before income taxes	$(154,492)	$(695,929)	$(7,241,162)	$(8,091,583)

Revenues

Revenues increased by $9,987,721, or 927%, for the nine months ended February 28, 2018, as compared to the nine months ended February 28, 2017, as a result of an increased customer base and the revenues recognized from purchase of the SolBright Assets.

Cost of Sales and Gross Margins

Cost of sales increased by $9,063,448, or 1,313%, for the nine months ended February 28, 2018, as compared to the nine months ended February 28, 2017, as a result of increased revenues and a decrease in costs in excess of billings during the nine months ended February 28, 2018.

Operating Expenses

Operating expenses increased by $3,389,198, or 266%, for the nine months ended February 28, 2018, as compared to the nine months ended February 28, 2017, as a result of the May 1, 2017 acquisition of SES,  an increase in stock-based compensation related to stock options and common stock issued for third-party services.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2018, we had cash on hand of $5,852 and a working capital deficiency of $5,344,474, as compared to cash on hand of $469,845 and a working capital deficiency of $1,392,329 as of May 31, 2017.  The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well an increase in short-term convertible debt balances as a result of the amortization of debt discounts during the nine months ended February 28, 2018.

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

Note and Warrant Financing

On May 1, 2017, the Company closed a private placement (the “Private Placement”) of approximately $899,999 principal amount of 9% Convertible Promissory Notes (the “9% Notes”) and Common Stock Purchase Warrants (the “Warrants”) issued to two institutional investors (the “Investors”).  A Note and a Warrant was issued pursuant to a Securities Purchase Agreement, dated May 1, 2017, with each Investor, in substantially the same form (each, a “Securities Purchase Agreement”).

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

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term.

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%, convertible a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion.  The note includes OID of $3,000, resulting in net proceeds of $147,000.  The beneficial conversion feature resulted in a debt discount of $120,142.  The total amortization of the total debt discount of $123,142 was $7,422 for the nine months ended February 28, 2018 resulting in a debt discount of $115,720 and net loan balance of $34,280 as of February 28, 2018.

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

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended February 28, 2018 of approximately $55 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations through the balance of this fiscal year ending May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with its fund-raising initiatives, management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

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

Working Capital Deficiency

	February 28,	May 31,
	2018	2017
Current assets	$3,473,038	$3,200,696
Current liabilities	8,817,512	4,593,025
Working capital deficiency	$(5,344,474)	$(1,392,329)

The increase in current assets is mainly due to a increase in accounts receivable of $900,447 as a result of increased revenues during the nine months ended February 28, 2018. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the increase of convertible debt balances as a result of the amortization of debt discounts during the nine months ended February 28, 2018.

Cash Flows

	Nine Months Ended February 28,
	2018	2017
Net cash from used in operating activities	$(363,088)	$(497,746)
Net cash used in investing activities	(9,905)	(10,000)
Net cash provided by (used in) financing activities	(91,000)	462,000
Decrease in cash	$(463,993)	$(45,746)

Operating Activities

Net cash used in operating activities was $363,088 for the nine months ended February 28, 2018. Cash used in operating activities during the nine months ended February 28, 2018 was primarily due to the net loss of $9,147,371, partially offset by stock based compensation issued for stock options and services, amortization of debt discounts, and an increase in accounts payable and accrued expenses.

Net cash used by operating activities was $497,746 for the nine months ended February 28, 2017, primarily due to a net loss of $1,067,676, offset by common stock issued for services and a decrease in accounts receivable, inventory and prepaid expenses.

Investing Activities

For the nine months ended February 28, 2018, net cash used in investing activities was $9,905 from the payment of a security deposit.

For the nine months ended February 28, 2017, net cash used in investing activities was $10,000 from the purchase of software.

Financing Activities

For the nine months ended February 28, 2018, net cash used in financing activities was $91,000, of which $488,000 was payments on convertible debt, partially offset by $397,000 which was received from the issuance of short term convertible notes.

For the three months ended February 28, 2017, net cash provided by financing activities was $462,000 from the proceeds of convertible debt issuance and a short-term note.

Future Financing

During the nine months ended February 28, 2018, we generated negative cash flows from operations, and we may require additional funds to implement our growth strategy for our business. While the capital we have received from various private placements of equity and convertible debt enabled us to purchase the SolBright Assets, we expect that we will need to raise an additional $5 million, since the terms of our financing agreements will require us pay off certain debt agreements through the balance of this fiscal year ended May 31, 2018. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There can be no assurance that additional financing will be available to us when needed or, if available, that such financing can be obtained on commercially reasonable terms. If we are not able to obtain the additional necessary financing on a timely basis, or if we are unable to generate significant revenues from operations, we will not be able to meet our other obligations as they become due, and we will be forced to scale down or perhaps even cease our operations.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended February 28, 2018 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable.  Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset.  If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset.  If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows.  Based on our analysis, for the quarter ended February 28, 2018, we determined that no impairment charge needed to be recorded.

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

Recent Accounting Standards

During the year ended May 31, 2017 and through February 28, 2018, there were several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Pronouncements

Our recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended February 28, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of February 28, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended February 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2017, Joseph Gunnar & Co., LLC (the “Plaintiff”) filed a complaint with the Supreme Court of the State of NewYork, County of New York against the Company alleging failure and refusal to make payments totaling $262,500 owed to the Plaintiff under certain written agreements between the Plaintiff and the Company.  These amounts are accrued on the Company’s financial statements as of February 28, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

On December 4, 2017, the Company issued 101,010 shares to an institutional investor for conversion of $25,000 of a convertible note.  Additionally, the Company issued 200,000 shares at a price of $0.87 per share to this institutional investor as consideration for extending the note.

On December 21, 2017, the Company entered into an Agreement and Waiver with AIP, in which AIP agreed to extend the date for the Company to file a registration statement on Form S-1 under the Note Purchase Agreement dated May 1, 2017, from December 21, 2017 to January 30, 2018, in exchange for 1,000,000 shares of the Company’s common stock at a value of $650,000.

On December 27, 2017, the Company entered into a Settlement Agreement and Release of Claims with a consultant, settling $15,000 owed under a consulting agreement in exchange for 25,000 shares of the Company’s common stock at a value of $16,250.

As of January 11, 2018, the Company issued 160,000 shares at a value of $104,000 per share to The Governance Box, Inc. in consideration for a one-year consulting agreement.

As of January 11, 2018, the Company issued 102,664 shares at a value of $56,465 per share to a note holder to forebear the payment of an outstanding note.

On January 18, 2018, the Company issued an aggregate of 310,000 shares at a value of $179,800 to employees of the Company.

In January through March 2018, the Company issued an aggregate of 400,000 shares at prices ranging from $0.60 to $0.87 to certain institutional investors as consideration for extending their notes.

On February 2, 2018, the Company issued 30,000 shares at a value of $18,600 in connection with a convertible note payable.

On February 16, 2018, the Company issued 150,000 shares with a value of $88,500 per share to a consultant for services.

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

3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K originally filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation filed March 17, 2014 (incorporated by reference to Exhibit 3i.7a to our Current Report on Form 10-K originally filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015 (incorporated by reference to Exhibit 3.8 to our Current Report on Form 10-K filed on September 14, 2017)
3.9	Amended and Restated By-Laws of the Registrant (incorporated by reference to our Exhibit C to our DEF14C Information Statement originally filed on February 24, 2015).
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

4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (2017-2) (incorporated by reference to Exhibit No. 4.17 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)
4.19

Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.20 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)
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
4.26

Amendment #1 dated November 11, 2017 to Note by and between Solbright Group, Inc. and SBI Investments LLC, 2014-1 (incorporated by reference to Exhibit No. 4.26 to the Registrant’s Quarterly Report on Form 10-Q filed on January 16, 2018)

4.27

Amendment #1 dated November 11, 2017 to Note by and between Solbright Group, Inc. and L2 Capital, LLC (incorporated by reference to Exhibit No. 4.27 to the Registrant’s Quarterly Report on Form 10-Q filed on January 16, 2018)

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
10.6

Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013 (incorporated by reference to Exhibit No. 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on October 11, 2013)

10.7

Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014)

10.8

Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015 (incorporated by reference to Exhibit No. 10.15 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.9

Form of Exchange Agreement with certain note holders executed on January 8, 2016 (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.10

Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.19 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.11

Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

10.12

Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

10.13

Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

10.14

Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

10.15

Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.16

Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on January 27, 2017 (incorporated by reference to Exhibit 10.16 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.17

Note Purchase Agreement by and among the Company, AIP Asset Management Inc. and the Holders identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.18

Security Agreement by and among Company, its Subsidiaries and AIP Management Inc. dated May 1, 2017 (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.19

Registration Rights Agreement by and between the Company and the investors identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.20

Form of Securities Purchase Agreement by and between the Company and the Buyer identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.21

Securities Purchase Agreement (2017-2 Note Conversion) by and between the Company and J. Church dated May 31, 2017 (incorporated by reference to Exhibit 10.21 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.22

Services Agreement by and between the Company and PCG Advisory Group dated May 22, 2017 (incorporated by reference to Exhibit 10.22 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.23

Acquisition Engagement Agreement by and between the Company and The Capital Corporation of America, Inc. dated June 1, 2017 (incorporated by reference to Exhibit 10.23 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.24

Consulting Agreement by and between the Company and LP Funding, LLC dated as of August 11, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.25‡

Amended and Restated Employment Agreement by and among the Company, SolBright Energy Services, LLC and Patrick Hassell dated August 29, 2017 (incorporated by reference to Exhibit 10.25 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.26

Bill of Sale and Assignment and Assumption Agreement between the Company and Arkados Energy Solutions, LLC dated May 1, 2017 (incorporated by reference to Exhibit 10.26 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.27

Agreement and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class (incorporated by reference to Exhibit 10.27 to the Registrant’s Current Report on Form 10-K filed on September 14, 2017)

10.28

Agreement and and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class (incorporated by reference to Exhibit 10.28 to the Registrant’s Current Report on Form 10-Q filed on January 16, 2018)

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

Date: April 20, 2018

By: /s/ Terrence DeFranco

Terrence DeFranco

Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

Date: April 20, 2018