Form 10-K
period 2018-05-31
Solbright Group, Inc.
filed 2018-09-18
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number 000-27587

SOLBRIGHT GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Gateway Center, 26th Floor, Newark, NJ 07102

(Address of principal executive offices) (Zip Code)

(973) 339-3855

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to section 12(g) of the Act:

Shares of common stock with a par value of $0.0001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]    No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

		Emerging Growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $12,466,918.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of September 18, 2018, there were 191,231,610 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates.” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended May 31, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

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

Corporate History

Solbright Group, Inc. (formerly Arkados Group, Inc.), a Delaware corporation, was incorporated on May 7, 1998. We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by STMicroelectronics, Inc., a Delaware corporation (“ST Micro”). We currently carry out our activities through our wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”) and Solbright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC), a Delaware limited liability company (“SES”). We deliver technology solutions for building and machine automation and energy conservation and provide energy conservation services such as LED lighting retrofits, HVAC system retrofits and solar engineering, procurement and construction services. Our focus is towards the development and commercialization of an Internet of Things software platform that supports Big Data applications that complement our energy management services that lower costs for commercial and industrial facilities owners and managers.

On May 1, 2017, we acquired substantially all of the assets and certain liabilities of SolBright Renewable Energy, LLC (“SolBright RE”), used in the operation of SolBright RE’s solar engineering, procurement and construction business (the “SolBright Assets”).

On July 30, 2018, the Company, entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”) with Iota Networks, LLC, an Arizona limited liability company and a direct wholly owned subsidiary of the Company (the “Merger Sub”), M2M Spectrum Networks, LLC, an Arizona limited liability company (“M2M”), and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into M2M (the “Merger”), a dedicated Internet of Things (IoT) network access and IoT solutions company, with M2M continuing as the surviving entity and a wholly owned subsidiary of the Company. On September 5, 2018, we closed the Merger which was deemed effective on September 1, 2018. In connection with the Merger, on August 30, 2018, we filed a Schedule 14C Information Statement notifying shareholders of record on August 3, 2018, of the Company’s proposed name change from “Solbright Group, Inc.” to “Iota Communications, Inc.”

Our Strategy

We seek to combine technology products and energy services that can position our company to be a leading provider for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating our product offerings into their existing systems. In order to effectively compete in today’s markets, we believe businesses need to continually focus on increasing productivity and efficiency - essentially getting more from less. We believe that one of the main areas where businesses can increase their efficiency is in the management of their long-term assets, particularly machinery and real estate. New technology advancements are able to help owners more efficiently manage the operations and maintenance of these assets, which may reduce the cost of ownership and extend the life of such assets, which may result in a higher return on assets, increased productivity and a higher return on investment. Our solutions and software seek to capitalize on these technology enhancements by leveraging the network of physical objects connected to the internet that have the ability to process information and communicate with the external world. This area of technology is referred to as Industrial Internet of Things (“IIoT), and we apply IIoT principals to help commercial customers increase their return on investment in facilities by reducing energy and maintenance costs, extending asset life and enhancing sustainability.

We believe, in terms of energy efficiency, that applying an IIoT approach by using internet-connected gateways and sensors to gather data, extract intelligence and enable more efficient usage of energy-consuming machines and devices can reduce energy expenditures by up to 25% and potentially much more when combined with implementing other energy conservation measures, such as conversion to LED lighting and installation of commercial solar. According to Gartner Group, there will be over 21 billion “things” connected to the internet by 2020, or in other words, 3 things per each human being on earth. In addition to energy efficiency, IIoT can reduce operating expenses, particularly operating and maintenance of long term assets. Furthermore, IIoT may also enhance conditions within the workplace and increase productivity and sustainability. Many businesses are increasingly under pressure to continue to squeeze more productivity from operations in order to remain competitive, and social pressures are forcing businesses to do so while caring for our environment. By employing IIoT solutions to optimize conditions and increase productivity, businesses may be able to balance their goals to increase productivity with maintaining a cleaner, safer environment for workers and the community in which they operate.

Our corporate strategy is to leverage the capabilities of our technology platform to enhance the offerings of our service business and deliver a unique value proposition to our commercial customers defined in terms of return on investment, operational cost savings and unmatched service. Since beginning these undertakings in 2013, we have developed our ArkticTM software platform, which is unique in its open, scalable and interoperable design. We have integrated this software with hardware products of Tatung Company of America, Inc. (“Tatung”). Our services business has completed a number of large scale LED lighting projects and is expanding its services to include oil-to-natural gas boiler conversions and solar PV system installations. In addition, through our acquisition of the SolBright Assets, our strategic focus within the solar industry has been strengthened to significantly increase our design-build competencies for commercial solar projects to enable us to develop solutions to simplify technically challenging projects and deliver unparalleled service and quality to our clients.

We believe our combination of technology products, energy services and commercial solar business has positioned our Company as a source for turnkey, cutting-edge solutions that immediately bring value to our customers by reducing costs, conserving energy and seamlessly integrating into their existing systems and has set the stage for additional improvements in the future.

Arkados

Arkados, our software development subsidiary, was organized in 2004. It develops proprietary, cloud-based device and system management software solutions, which we refer to as the ArkticTM software platform, and delivers software services and support. ArkticTM is an open, scalable and interoperable software platform that supports industrial applications, including applications for smart manufacturing, measurement and verification, as well as predictive analysis, or data gathering for baselining machine performance data and reporting of anomalies. Arkados has licensed its software directly to Tatung for use in their manufacturing facility, as well as through SES to end customers as part of an integrated solution with Tatung hardware products.

Efficient software technology enables innovative smart monitoring of devices and features energy management and intelligent control over cloud services. We believe this is ideal for many IIot applications as follows:

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

SES

SES, our energy conservation services subsidiary, was organized in 2013 and commenced operations in early 2015. SES provides energy conservation services and solutions, including solar engineering, procurement and construction, to commercial and buildings throughout the eastern United States. These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. SES also markets and sells the technology solutions of Arkados to help building owners save money. SES sells its services directly to building owners and managers.

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

As a consequence of our acquisition of the SolBright Assets, we have augmented our existing energy service business with solar engineering, procurement and construction. Through SES we have integrated these offerings. SES is a turnkey developer of solar photovoltaic and solar thermal projects for long term, stable, distributed power solutions. We expect that SES’s primary market focus will be military and commercial scale projects, primarily in the 100 kWp to 5,000 kWp size range. SES will offer market assessment, design/engineering, installation, operation and maintenance/monitoring, financing and project ownership (where desired). We believe that SES will have distinct competitive advantages, for ground, parking canopy and roof-top solar applications that ensure continuity with existing/new roof warranties. SES expects to offer a broad range of U.S. and internationally manufactured products, including zero-penetration rooftop solar solutions and innovative, space-leveraging parking canopy/parking garage solar solutions and ground mount systems.

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

Competitive Advantage:

SES provides turnkey project development, project management, technology expertise, utility compliance, contract administration, procurement and integration expertise to the emerging field of solar energy. SES provides skills, manpower and experience supporting the government, military, industrial and commercial building spaces. SES’s mission is to design, build and exceed expectations as a top tier, power-generating facility constructor throughout the Southeast, Mid-Atlantic, New England and military sites nationwide.

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

We currently anticipate conducting the majority of our future sales in conjunction with the sales activities of SES. The scope of our sales activities for Arkados will include acting as a technical sales representative and providing technology support and implementation services and other services in support of the activities of SES.

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

In 2015, we introduced our Process and Event Management System for Smart Factory, or PEMS-SF. This system is intended to improve efficiency of a factory by use of Arkados’ software solutions residing in the factory’s computer systems and in Arkados’ cloud computing platform. This was the introduction of what we now call our Arktic™ software platform.

In May 2016, our focus shifted to applying our Arktic™ platform to the commercial building market to complement our energy services business, and we rolled out a new product for smart buildings called Energy Management Panel, or EMP. EMP is a measurement and verification process for quantifying the savings achieved by energy conservation measures. We expect to also continuously explore ways of improving this initial version of the EMP and expand new product offerings in the future.

Arkados and SES had aggregate research and development expenses of $2,650 and $68,439 for the years ended May 31, 2018 and 2017, respectively.

Intellectual Property

We maintain the federal registration of our “Arkados” trademark and own the “Arktic” trademark through use in commerce. In addition, through the acquisition of the SolBright Assets, we own the corporate name and logo for “SolBright Renewable Energy, LLC,” the slogan “The most dependable EPC in the industry,” the tradenames “SolBright” and “SolBright Renewable Energy” and the website www.solbrightre.com. Other than the foregoing, we do not own any other patents, licenses or trademarks.

Government Approvals and Regulations

We are not subject to any governmental regulation and are not required to maintain any specific licenses.

Employees

As of September 18, 2018, we had 9 full-time employees. We intend to hire additional staff and to engage consultants in general administration on an as-needed basis. We also intend to engage experts in operations, finance and general business to advise us in various capacities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good to excellent.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, and management personnel. However, we currently continue to rely on the services of independent contractors for much of our sales/marketing. We believe technical, accounting and other functions are also critical to our continued and future success.

ITEM 1A. RISK FACTORS

Investment in our securities involves a high degree of risk. You should consider carefully the risks described below, together with other information in this Annual Report and other public filings, before making investment decisions regarding our securities. If any of the following events actually occur, our business, operating results, prospects or financial condition could be materially and adversely affected. This could cause the trading price of our common stock to decline and you may lose all or part of your investment. Moreover, the risks described below are not the only ones that we face. Additional risks not presently known to us or that we currently deem immaterial may also affect our business, operating results, prospects or financial condition.

Risks Related to Our Company

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our audited consolidated financial statements as of May 31, 2018 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Dependence on financing and losses for the foreseeable future.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses, and we expect that operating losses will continue into the near term. As of May 31, 2018, we had liabilities of $11,250,671 and a working capital deficiency of $9,586,986. Our ability to continue as a going concern is dependent upon raising capital from financing transactions. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our common stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plan or exploit our acquisition of the SolBright Assets. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Currently we have retained the services of a full-time Chief Executive Officer and President but we have not retained other management or other full-time staff and rely almost exclusively on outside independent contractors to meet our operational and development needs. Any inability or postponement in retaining full-time staff could result in delays in development or fulfillment of any current strategic and operational plans.

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

Since January, 2013, our Arkados subsidiary has been developing and providing a software platform that enables organizations to integrate measurement and verification of data usage as well as predictive analytics for baseline machine performance in their hardware products and systems. This market is relatively new and unproven and is subject to a number of risks and uncertainties. The utilization of software platforms by organizations to build measurement, verification, reporting and predictive analytics functionality into their industrial applications is still relatively new, and organizations may not recognize the need for, or benefits of, our products and platform. Moreover, if they do not recognize the need for and benefits of our products and platform, they may decide to adopt alternative products and services to satisfy some portion of their business needs. In order to grow our business and extend our market position, we intend to focus on educating potential customers about the benefits of our products and platform, expanding the functionality of our products and bringing new technologies to market to increase acceptance and use of our platform. The market for our products and platform could fail to grow significantly or there could be a reduction in demand for our products as a result of lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth or demand for our products decreases, then our business, results of operations and financial condition could be adversely affected.

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

The services of our SES subsidiary require general contractor services and other supervision which may increase our liability exposure.

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

Both of our operating subsidiaries, SES and Arkados have sales that are presently concentrated within a few customers. If any of these customers, in particular, the customers that provide the most significant percentage of revenue no longer are customers, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to a significant cash flow problems.

Risks Related to our Acquisition of the SolBright Assets and the Solar Engineering and Installation Sector

We may be unable to successfully grow the SolBright Assets or the Solbright business that we have acquired.

Our failure to successfully grow the SolBright Assets and scale the related SolBright business could have an adverse effect on our prospects, business activities, cash flow, financial condition, results of operations and stock price. Our challenges may include the following:

●

estimating the capital, personnel and equipment required for the acquired business based on the historical experience of our management and SolBright’s former management team that now works for us with the business they are familiar with;

●	minimizing potential adverse effects on existing business relationships with other suppliers and customers;
●	successfully developing and marketing the SolBright branded products and services;
●	entering markets in which we have limited or no prior experience; and
●	coordinating our efforts throughout various distant localities and time zones.

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

We believe that a customer’s decision to buy a renewable energy system from SES will primarily be driven in part by their desire to pay less for electricity. The customer’s decision may also be affected by the cost of other renewable energy sources. Decreases in the retail prices of electricity from the utilities or other renewable energy sources would harm SES’ ability to offer competitive systems’ pricing and could harm our business. The price of electricity from utilities could decrease as a result of:

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

We act as the licensed general contractor for our customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

We are a licensed contractor. We are normally the general contractor, electrician, construction manager, and installer for our solar energy systems. We may be liable to customers for any damage we cause to their building, belongings or property during the installation of our systems. For example, we penetrate our customers’ roofs during the installation process and may incur liability for the failure to adequately weatherproof such penetrations following the completion of installation of solar energy systems. In addition, because the solar energy systems we deploy are high-voltage energy systems, we may incur liability for the failure to comply with electrical standards and manufacturer recommendations. Because our profit on a particular installation is based in part on assumptions as to the cost of such project, cost overruns, delays, or other execution issues may cause us to not achieve our expected results or cover our costs for that project.

In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters. We also rely on certain of our employees to maintain professional licenses in many of the jurisdictions in which we operate, and our failure to employ properly licensed personnel could adversely affect our licensing status in those jurisdictions. It is difficult and costly to track the requirements of every authority having jurisdiction over our operations and our solar energy systems. Any new government regulations or utility policies pertaining to our systems, or changes to existing government regulations or utility policies pertaining to our systems, may result in significant additional expenses to us and our customers and, as a result, could cause a significant reduction in demand for our systems.

Compliance with occupational safety and health requirements and best practices can be costly, and noncompliance with such requirements may result in potentially significant monetary penalties, operational delays, and adverse publicity.

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under the U.S. Occupational Safety and Health Act, or OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, high injury rates could expose us to increased liability.

Problems with product quality or performance may cause us to incur warranty expenses, damage our market reputation, and prevent us from maintaining or increasing our market share.

If our products fail to perform as expected while under warranty, or if we are unable to support the warranties, sales of our products may be adversely affected, or our costs may increase, and our business, results of operations, and financial condition could be materially and adversely affected.

We may also be subject to warranty or product liability claims against us that are not covered by insurance or are in excess of our available insurance limits. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation. The possibility of future product failures could cause us to incur substantial expenses to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share causing sales to decline.

Risks Related to Our Common Stock and Its Market Value

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

SEC Rule 15g-9 establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and

●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and

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

Our securities are quoted on the OTC QB, which may not provide us much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTC QB, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTC are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC QB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Market may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot assure you a liquid public trading market will develop. Since a portion of the gross proceeds from the sale of preferred shares in this offering will be used to pay expenses and fees, the full offering price paid by stockholders will not be used by the Company. As a result, you may never receive a return of your invested capital.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ. Because we will not be seeking to be listed on any of the exchanges, we are not presently required to comply with many of the corporate governance provisions. We do not currently have independent audit or compensation committees. Until then, the directors who are part of management have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

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

If our stockholders sell substantial amounts of our common stock in the public market under Rule 144 or upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 600,000,000 shares of common stock, par value $0.0001 per share, of which as of September 17, 2018, 191,231,610 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may have an adverse effect on any trading market of our common stock.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Since we have elected under Section 107 of the JOBS Act to use the extended transition period with respect to complying with new or revised accounting standards, our financial statements may not be comparable to companies that comply with public company effective dates making it more difficult for an investor to compare our results with other public companies.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 102(b)(2)(B) of the Act for complying with new or revised accounting standards. In other words, as an emerging growth company we can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

The following description includes our properties as of May 31, 2018 and does not include any properties associated with the Merger with M2M Spectrum Networks:

Our principal executive offices are located at One Gateway Center, 26th Floor, Newark, NJ 07102. Our telephone number is (973) 339-3855. Effective October 1, 2017, we entered into a lease agreement for 450 square feet office space located at such address for a total monthly rental of $2,034.

Through our SES subsidiary, we have an office lease located at 701 East Bay Street, Suite 302, Charleston, South Carolina. The facility is approximately 1,910 square feet and occupied pursuant to a lease that commenced on May 1, 2016 and expires on August 31, 2021. The average annual rent over the term is $66,326. This amount does not include taxes and other occupancy costs for the premises.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, we know of no material pending legal proceedings in which we or either of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

Joseph Gunnar & Co., LLC

On September 8, 2017, Joseph Gunnar & Co., LLC (the “Plaintiff”) filed a complaint with the Supreme Court of the State of New York, County of New York against the Company alleging failure and refusal to make payments totaling $262,500 owed to the Plaintiff under certain written agreements between the Plaintiff and the Company. On August 15, 2018, the Plaintiff and the Company reached a settlement whereby the Company agreed to pay the Plaintiff $150,000 for the release of all claims. The Company paid such settlement amount on August 16, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was quoted on the OTCPink Tier under the symbol “SBRT” until May 23, 2018. As of May 24, 2018, our common stock is quoted on the OTC Markets, QB Tier (“OTCQB”). For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ended	Bid High	Bid Low
May 31, 2018	$0.65	$0.28
February 28, 2018	$0.83	$0.46
November 30, 2017	$1.62	$0.50
August 31, 2017	$0.90	$0.50
May 31, 2017	$1.74	$0.65
February 28, 2017	$1.40	$0.95
November 30, 2016	$1.74	$0.60
August 31, 2016	$1.04	$0.60

The last reported sales price of our common stock on the OTCQB on September 17, 2018 was $0.87.

As of September 18, 2018, there were 191,231,610 shareholders of record of our common stock.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future, if at all. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

The following table provides information regarding our equity compensation plans as of May 31, 2018:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (1)	6,270,834	$1.09	3,729,166

Recent Sales of Unregistered Securities

On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a value of $112,000.

On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a value of $124,000.

On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017. Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the year ended May 31, 2018.

In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock to noteholders in connection with the cashless exercise of warrants.

On November 27, 2017, the Company issued an aggregate of 400,000 shares of common stock valued at $348,000 to two noteholders for extending the due dates of their notes to December 21, 2017.

On November 27, 2017 the Company issued an aggregate of 550,000 shares of common stock to three consultants for consulting services, at prices ranging from $0.65 to $1.30 per share.

On November 27, 2017, the Company issued 337,410 shares of the Company’s common stock to a vendor in exchange for the settlement of accounts payable of $202,446, resulting in a loss on settlement of debt of $101,223 for the year ended May 31, 2018.

On November 29, 2017, the Company issued 60,606 shares of common stock for the conversion of $15,000 of a convertible note payable.

On December 4, 2017, the Company issued 101,010 shares of common stock to an institutional investor for conversion of $25,000 of a convertible note. Additionally, the Company issued 200,000 shares at a price of $0.87 per share to this institutional investor as consideration for extending the note.

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

As of January 11, 2018, the Company issued 160,000 shares of common stock at a value of $104,000 to The Governance Box, Inc. in consideration for a one-year consulting agreement.

As of January 11, 2018, the Company issued 102,664 shares of common stock at a value of $56,465 to a note holder to forebear the payment of an outstanding note.

On January 18, 2018, the Company issued an aggregate of 310,000 shares of common stock at a value of $179,800 to employees of the Company.

In January through March 2018, the Company issued an aggregate of 400,000 shares of common stock at prices ranging from $0.60 to $0.87 to two institutional investors as consideration for extending their notes.

On February 2, 2018, the Company issued 30,000 shares of common stock at a value of $18,600 in connection with a convertible note payable.

On February 16, 2018, the Company issued 150,000 shares of common stock with a value of $88,500 to a consultant for services.

In April and May 2018, the Company issued a total of 1,100,000 shares of common stock with a total value of $435,000 to two noteholders as consideration for extending their notes.

On May 31, 2018, the Company issued a total of 231,458 shares of common stock to debt holders to settle $277,750 of Debt Subject to Equity Being Issued, resulting in a gain of $187,481.

On May 31, 2018, the Company issued 5,000 shares of common stock to the President of SES with a fair value of $1,950 in connection with a Settlement Agreement and Release of a note payable and accrued interest with a total balance of $2,225,479.

Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2018, we did not repurchase any of our equity securities.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 7 contains forward-looking statements within the meaning of the federal securities laws. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report. Except as required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

Solbright Group, Inc. (formerly Arkados Group, Inc.), a Delaware corporation, was incorporated in 1998. We underwent a significant restructuring after December 23, 2010 when substantially all of our then-existing assets were acquired by ST Micro. We currently carry out our activities through our wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation (“Arkados”), and Solbright Energy Solutions, LLC (formerly Arkados Energy Solutions, LLC), a Delaware limited liability company (“SES”). We deliver technology solutions for building and machine automation and energy conservation and provide energy conservation services such as LED lighting retrofits, HVAC system retrofits and solar engineering, procurement and construction services. Our focus is towards the development and commercialization of an Internet of Things software platform that supports Big Data applications that complement our energy management services that lower costs for commercial and industrial facilities owners and managers. Our principal offices are located at One Gateway Center, 26th Floor, Newark, New Jersey 07102.

On May 1, 2017, we acquired substantially all of the assets and certain liabilities of SolBright Renewable Energy, LLC (“SolBright RE”), used in the operation of SolBright RE’s solar engineering, procurement and construction business (the “SolBright Assets”).

We have two wholly-owned subsidiaries including Arkados, Inc. and SolBright Energy Solutions, LLC.

Significant Events During Fiscal Year Ended May 31, 2018

On September 21, 2017, we announced that our Board of Directors and a majority of shareholders of the Company approved a name change of the Company to Solbright Group, Inc. to reflect the company’s expanded focus as a cleantech and renewable energy solution provider in connection with the acquisition of the business of SolBright Renewable Energy, LLC. This name change was approved by FINRA approval prior to effectiveness. As part of the name change, FINRA also approved a new ticker symbol for the company, to better reflect our new name. On October 30, 2017, we filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of the State of Delaware changing the name of the Company to “Solbright Group, Inc.”

On September 28, 2017, we filed with the Delaware Secretary of State a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) designating 5,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”). Effective thereon, we issued to Solbright RE 4,000,000 shares of Series A Stock in consideration for the cancellation of the full amount of indebtedness represented by that certain Convertible Promissory Note dated May 1, 2017 (the “Note”). The Note, and the securities upon which the Note was convertible, was issued in connection with the purchase of the SolBright Assets. The Series A Stock ranks senior to the common stock and any other class of shares which are not expressly senior to or on parity with the Series A Stock. A summary of the material provisions of the Certificate of Designation governing the Series A Stock is described in the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 28, 2017.

On May 1, 2017, we completed an acquisition (the “Asset Purchase”) pursuant to an Asset Purchase Agreement dated May 1, 2017 with SolBright Renewable Energy, LLC (“SolBright”). Under the Asset Purchase, the Company acquired substantially all of the assets, and certain specified liabilities, of SolBright used in the operation of SolBright’s solar engineering, procurement and construction business (the “SolBright Assets”). In consideration for the purchase of the SolBright Assets, the Company delivered to SolBright (i) $3,000,000 in cash (the “Cash Payment”), (ii) a Senior Secured Promissory Note in the principal amount of $2,000,000 (the “Secured Promissory Note”), (iii) a Convertible Promissory Note in the principal amount of $6,000,000 (“Preferred Stock Note”), and (iv) certain Common Stock Consideration. In addition, the Company entered into an employment agreement with Mr. Patrick Hassell, President of SolBright. The Preferred Stock Note was converted in full for 4,000,000 shares of Series A Preferred Stock effective September 28, 2017. Effective May 31, 2018, we, Patrick Hassell (“Hassell”) and SRE Holdings, LLC, an entity owned and controlled by Hassell, (“SRE”) entered into a Settlement Agreement and Release, (the “Agreement”). Under the terms of the Agreement, (i) the Company and SRE agreed to cancel the Secured Promissory Note issued by the Company in exchange for Five Thousand (5,000) shares of common stock and (ii) SRE agreed to allow the Company to redeem 100% of the Series A Preferred Stock from SRE for consideration in the amount of One Hundred Dollars ($100.00). In addition, Hassell and the Company mutually agree to amend Hassell’s employment agreement to reflect that going forward, the Company shall pay to Hassell one hundred and twenty thousand dollars ($120,000) per year and that all unvested common stock and stock options shall cease to vest as of the date of the Agreement.

On May 1, 2017, the Company, AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income, AIP Global Macro Fund, LP and AIP Global Macro Class (collectively, “AIP”) entered into a financing transaction pursuant to which the Company raised capital by issuing (i) secured convertible promissory notes in the aggregate principal amount of $2,500,000 (the “Notes”) and (ii) warrants to purchase shares of Company common stock. In connection with entering into the financing transaction with AIP, the Company also entered into a registration rights agreement of the same date (the “Registration Rights Agreement”) with AIP with respect to the registration of the shares of Company common stock issuable upon conversion of the Notes and exercise of the warrants (the “Warrant Shares” and together with the Conversion Shares, the “Registrable Securities”), and pursuant to the terms of the Registration Rights Agreement agreed to file a registration statement on Form S-1 by July 15, 2017 with the Securities and Exchange Commission to register the Registrable Securities for resale to the public. On April 30, 2018, the Company entered into a Waiver and Extension Agreement with AIP whereby AIP agreed to extend the due date of the Notes to July 1, 2018 and to waive certain events of default associated with the financing transaction and the Registration Rights Agreement. As consideration for AIP entering into the Waiver and Extension Agreement, the Company agreed to issue to AIP 3,000,000 shares of the Company’s common stock.

Significant Events Subsequent to the Fiscal Year Ended May 31, 2018

Note Purchase and Sale Transaction

On June 28, 2018, we entered into Note Purchase Agreements (the “Purchase Agreements”) with certain “accredited investors” (collectively, the “Holders”), pursuant to which the Holders will purchase 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”) in the aggregate principal amount of up to $5,000,000 (the “Note Purchase and Sale Transaction”). We used the net proceeds from the sale of the Convertible Notes to repay certain of the Company’s existing indebtedness and for working capital and general corporate purposes. The Convertible Notes will have an aggregate principal balance of up to $5,000,000, and a stated maturity date of December 31, 2018. The principal on the Convertible Notes bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the Convertible Notes may be converted into shares (“Conversion Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”) at any time at the option of the Holders, or automatically upon the occurrence of certain events, at a conversion price of $1.00 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the Convertible Notes, and the passage of 15 business days following the Holders giving notice of such event of default to the Company, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Conversion Price and number of shares issuable upon conversion of the Convertible Notes is subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or common stock equivalents, at a price lower than the Conversion Price while the Convertible Notes are outstanding, or other standard dilutive events. The Company has agreed to provide the Holders with registration rights covering the Conversion Shares. In connection with the issuance of the Convertible Notes, the Company entered into a Pledge Agreement with the Holders, pursuant to which the Company granted the Holders, a security interest in 100% of the shares of the Company’s subsidiaries. All of the Convertible Notes issued under the Purchase Agreements rank pari passu with all other Convertible Notes issued in connection with the Note Purchase and Sale Transaction.

The Company used approximately $3,400,000 of the net proceeds from the Note Purchase and Sale Transaction to repay outstanding indebtedness and other obligations owing from the Company to certain existing noteholders (the “Existing Noteholders”) under convertible notes the Company issued to such Existing Noteholders (the “Existing Notes”) pursuant to Note Purchase Agreements between the Company and the Existing Noteholders, as amended, extended, restated, modified or supplemented. The Company also exchanged the remaining $1,113,437 due under certain of the Existing Notes for (a) an aggregate of 1,200,000 shares of the Company’s Common Stock, (b) additional warrants to purchase an aggregate of 900,000 shares of the Company’s Common Stock, at an exercise price of $0.38 per share, and (iii) replacement convertible promissory notes in the aggregate principal amount of $700,000, convertible into shares of the Company’s Common Stock at a price of $1.00 per share. In addition, the Company entered into a commitment letter with one of the Existing Noteholders, pursuant to which, in consideration for the Company’s issuance to such Existing Noteholder of 1,500,000 restricted shares of the Company’s Common Stock, the Existing Noteholder agreed to provide the Company with up to $2,500,000 of additional funding, subject to mutual acceptance of such funding, before December 31, 2018.

Upon execution of the Merger Agreement (described below), an aggregate of $5,038,712 of principal and accrued interest payable to Spectrum under the Convertible Notes, the Company issued to the Holder 5,038,712 shares of the Company’s Common Stock, at a conversion price of $1.00 per share, in full and complete satisfaction of the Company’s obligations to Spectrum under the Convertible Notes.

Merger Agreement with Iota Networks, LLC

On July 30, 2018, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Iota Networks, LLC, an Arizona limited liability company and a wholly owned subsidiary of the Company (“Iota Networks”), M2M Spectrum Networks, LLC, an Arizona limited liability company (“M2M Spectrum Networks”), and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M Spectrum Networks (“Spectrum Networks Group”), pursuant to which, upon satisfaction of certain closing conditions, Iota Networks would merge with and into M2M Spectrum Networks (the “Merger”), with M2M Spectrum Networks continuing as the surviving entity and a wholly owned subsidiary of the Company. The Merger Agreement was amended on September 5, 2018, to indicate that the closing of the Merger be deemed to occur on September 1, 2018 for accounting purposes and that the conversion ratio be set at 1.5096 shares.

M2M Spectrum Networks, with offices in New Hope, Pennsylvania and Phoenix, Arizona, provides comprehensive solutions for creating, connecting and managing communications for IoT. M2M Spectrum Network created the first dedicated, national, carrier-grade wireless network system to standardize and simplify IoT network access for end-customers. It employs FCC-licensed radio spectrum to ensure quality and reliability. M2M Spectrum Networks’ network system connects standard Bluetooth Low Energy (BLE) and WiFi-based beacons and sensors to its cloud platform data store, from which any end-user application can access location, tracking, or sensor-based data for inclusion into end-user management systems. The new combined company, to be renamed Iota Communications, Inc., will add M2M Spectrum Group’s healthcare, logistics, agricultural, and geo-marketing base to the Company’s existing smart facilities and industrial offerings, and, we believe will be the first publicly-traded, pure-play, fully-featured IoT network operating company in the U.S.

Pursuant to the Merger Agreement, at the effective time of the Merger:

●	M2M Spectrum Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 136,938,178 shares of the Company’s Common Stock;
●	M2M Spectrum Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,898,110 shares of the Company’s Common Stock; and
●	Warrants to purchase 1,372,252 common equity units of M2M Spectrum Networks were exchanged for warrants to purchase an aggregate of 18,281,494 shares of the Company’s Common Stock (the “Warrants”).

The Warrants are exercisable for a period of five years from the date issuance and have an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Merger Agreement contains customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to indemnification provisions.

Immediately following the Merger, the Company had 191,231,610 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 38,390,322 shares of Common Stock of the Company, representing approximately 19.6% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of M2M Spectrum Networks effectively acquiring control of the Company. The Merger will be treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. M2M Spectrum Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of M2M Spectrum Networks before the Merger in future filings with the SEC.

The parties intend for the Merger to qualify as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

Appointment of Officers and Directors

On September 5, 2018, at the effective time of the Merger, Terrence DeFranco resigned from his position as Chief Executive Officer of the Company and, in connection with such resignation, relinquished his role as “Principal Executive Officer” of the Company for SEC reporting purposes. Mr. DeFranco remained in the roles of President, Chief Financial Officer, Secretary and Treasurer of the Company and, as such, continued in the roles of “Principal Financial Officer” and “Principal Accounting Officer” of the Company for SEC reporting purposes.

On September 5, 2018, in accordance with Article III, Section 3.2 of the Company’s Amended and Restated Bylaws, the Company increased the number of directors constituting its Board from one to two. Upon consummation of the Merger, Barclay Knapp was appointed as member of the Board, to fill the vacancy created by the increase in the authorized number of directors.

In addition, at the effective time of the Merger, and upon effectiveness of Mr. DeFranco’s resignation as Chief Executive Officer, Barclay Knapp was appointed as Chief Executive Officer of the Company, to serve in such office at the pleasure of the Board, and until his successor has been appointed by the Board. In connection with his appointment as Chief Executive Officer of the Company, Barclay Knapp was designated as the Company’s “Principal Executive Officer” for SEC reporting purposes.

Company Name Change

In connection with the proposed change of the Company’s name to Iota Communications, Inc., the Company submitted to the Financial Industry Regulatory Authority (“FINRA”) an application for the change of the Company’s corporate name and OTC trading symbol. The Company’s common stock will continue to be quoted under the symbol “SBRT” under approval of a new trading symbol by FINRA.

Results of Operations

Comparison of the Year Ended May 31, 2018 to the Year Ended May 31, 2017

A comparison of the Company’s operating results for the year ended May 31, 2018 and May 31, 2017, respectively, is as follows. For purposes of this presentation, any corporate related expenses are classified under Solbright Group, Inc. as the parent company (“SG”).

For the Year Ended May 31, 2018

	Arkados	SES	SG	Total
Revenue	$2,845	$12,059,078	$-	$12,061,923
Cost of Sales	3,632	11,326,732	-	11,330,364
Gross Profit (Loss)	(787)	732,346	-	731,559

Operating Expenses	350,531	4,062,850	4,485,593	8,898,974
Operating Income (Loss)	(351,318)	(3,330,504)	(4,485,593)	(8,167,415)
Other income (expenses)	(101,223)	(1,869)	(7,541,450)	(7,644,542)
Loss before income taxes	$(452,541)	$(3,332,373)	$(12,027,043)	$(15,811,957)

For the Year Ended May 31, 2017

	Arkados	SES	SG	Total
Revenue	$79,327	$2,267,484	$-	$2,346,811
Cost of Sales	18,096	1,642,197	-	1,660,293
Gross Profit (Loss)	61,231	625,287	-	686,518

Operating Expenses	1,051,377	600,057	1,940,623	3,592,057
Operating Income (Loss)	(990,146)	25,230	(1,940,623)	(2,905,539)
Other income (expenses)	(353,293)	35,000	(123,774)	(442,067)
Loss before income taxes	$(1,343,439)	$60,230	$(2,064,397)	$(3,347,606)

Variance

	Arkados	SES	SG	Total
Revenue	$(76,482)	$9,791,594	$-	$9,715,112
Cost of Sales	(14,464)	9,684,535	-	9,670,071
Gross Profit (Loss)	(62,018)	107,059	-	45,041

Operating Expenses	(700,846)	3,462,793	2,544,970	5,306,917
Operating Income (Loss)	638,828	(3,355,734)	(2,544,970)	(5,261,876)
Other income (expenses)	252,070	(36,869)	(7,417,676)	(7,202,475)
Loss before income taxes	$890,898	$(3,392,603)	$(9,962,646)	$(12,464,351)

Revenues

Revenues increased by $9,715,112, or 414%, for the year ended May 31, 2018, as compared to the year ended May 31, 2017, as a result of an increased customer base and the revenues recognized from purchase of the SolBright Assets.

Cost of Sales and Gross Margins

Cost of sales increased by $9,670,071, or 582%, for the year ended May 31, 2018, as compared to the year ended May 31, 2017, as a result of increased revenues during the year ended May 31, 2018.

Operating Expenses

Operating expenses increased by $5,306,917, or 148%, for the year ended May 31, 2018, as compared to the year ended May 31, 2017, as a result of the May 1, 2017 acquisition of SES, an increase in stock-based compensation related to stock options and common stock issued for third-party services, and an impairment of intangible assets of $1,259,587.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2018, we had cash on hand of $114,128 and a working capital deficiency of $9,586,986, as compared to cash on hand of $469,845 and a working capital deficiency of $1,392,329 as of May 31, 2017. The increase in working capital deficiency is mainly due to an increase in accounts payable and accrued expenses, as well an increase in short-term convertible debt balances as a result of the amortization of debt discounts during the year ended May 31, 2018.

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

On April 30, 2018, the Company entered into a Waiver and Extension Agreement extending the maturity date of the 10% Secured Convertible Notes and the filing date of a registration on Form S-1 to July 1, 2018 in exchange for 3,000,000 shares of the Company’s common stock with a value of $963,900 and is included in accrued expenses and interest expense as of and for the year ended May 31, 2018.

In June 2018 this loan was repaid in full.

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

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%, convertible a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The note includes OID of $3,000, resulting in net proceeds of $147,000. The beneficial conversion feature resulted in a debt discount of $120,142. The total amortization of the total debt discount of $123,142 was $38,460 for the year ended May 31, 2018 resulting in a debt discount of $84,681 and net loan balance of $65,319 as of May 31, 2018.

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor. The Company received an initial tranche of $10,000 on March 15, 2018, which includes an OID of $1,500. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor. The Company received an initial tranche of $10,000 on March 15, 2018, which includes an OID of $1,500 and deferred financing costs of $500. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note.

Effective May 31, 2018, the Company, Mr. Hassell and SRE Holdings, LLC, an entity owned and controlled by Mr. Hassell entered into a Settlement Agreement and Release (the “Agreement”). Under the terms of the Agreement, (i) the Company and SRE agreed to cancel the $2,000,000 Senior Secured Promissory Note issued by the Company in exchange for Five Thousand (5,000) shares of common stock and (ii) SRE agreed to allow the Company to redeem 100% of the Series A Preferred Stock from SRE for consideration in the amount of One Hundred Dollars ($100.00). In addition, Mr. Hassell and the Company mutually agree to amend Mr. Hassell’s employment agreement to reflect that, going forward, the Company shall pay to Mr. Hassell $120,000 per year and that all unvested common stock and stock options shall cease to vest as of the date of the Agreement.

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

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended May 31, 2018 of approximately $62 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations through the balance of this fiscal year ending May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives

If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

Working Capital Deficiency

	May 31,	May 31,
	2018	2017
Current assets	$1,663,685	$3,200,696
Current liabilities	11,250,671	4,593,025
Working capital deficiency	$(9,586,986)	$(1,392,329)

The decrease in current assets is mainly due to a decrease in accounts receivable of $1,070,056 as a result of a decrease in revenue in the fourth quarter and an increase in the allowance for doubtful accounts of approximately $676,000 during the year ended May 31, 2018. The increase in current liabilities is primarily due to an increase in accounts payable and accrued expenses, as well as the increase of convertible debt balances as a result of the amortization of debt discounts during the year ended May 31, 2018.

Cash Flows

	Year Ended May 31,
	2018	2017
Net cash from used in operating activities	$(324,712)	$(1,227,494)
Net cash used in investing activities	(9,905)	(3,010,000)
Net cash provided by (used in) financing activities	(21,100)	4,651,167
Decrease in cash	$(355,717)	$413,673

Operating Activities

Net cash used in operating activities was $324,712 for the year ended May 31, 2018. Cash used in operating activities during the year ended May 31, 2018 was primarily due to the net loss of $15,803,911, partially offset by stock-based compensation issued for stock options and services, amortization of debt discounts, an increase in accounts payable and accrued expenses, a decrease in accounts receivable, and a non-cash impairment charge of $1,259,587.

Net cash used by operating activities was $1,227,494 for the year ended May 31, 2017, primarily due to a net loss of $3,347,606, offset by common stock issued for services and a decrease in accounts receivable, inventory and prepaid expenses.

Investing Activities

For the year ended May 31, 2018, net cash used in investing activities was $9,905 from the payment of a security deposit.

For the year ended May 31, 2017, net cash used in investing activities was $3,010,000 from the purchase of property and equipment of $10,000 and the purchase of assets from the SolBright acquisition.

Financing Activities

For the year ended May 31, 2018, net cash used in financing activities was $21,100, of which $488,000 was payments on convertible debt, partially offset by $417,000 which was received from the issuance of short term convertible notes and $50,000 received from a short-term note.

For the year ended May 31, 2017, net cash provided by financing activities was $4,651,167, of which $1,230,000 was received from the sale of common stock, $350,000 was received from the issuance of short term notes and $3,141,167 was received from the issuance of convertible debt. In addition, the Company repaid a note payable totaling $70,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the year ended May 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. Based on our analysis, for the quarter ended May 31, 2018, we determined that an impairment charge of $1,259,587 needed to be recorded for our intangible assets.

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

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the year ended May 31, 2018.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by Item 8 is included following the "Index to Financial Statements" on page F-1 contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, as of May 31, 2018, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, based on the material weaknesses discussed below, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in reports filed or submitted under the Securities Exchange Act were recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Act Commission's rules and forms and that our disclosure controls are not effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting at May 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that assessment under those criteria, management has determined that, as of May 31, 2018, our internal control over financial reporting was not effective.

In performing the above-referenced assessment, management concluded that as of May 31, 2018, there were the following deficiencies in the design or operation of our internal control which management considers to be material weaknesses:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position	Since

Barclay Knapp	61	Chief Executive Officer and Director	2018

Terrence DeFranco	52	President and Chief Financial Officer and Director	2013

Our directors are elected for a term of one year and serve such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Barclay Knapp – Chief Executive Officer

Barclay Knapp, 61, has been a successful telecommunications industry executive for over 35 years and in 1998, was named “Telecommunications Executive of the Year” by The Financial Times. Mr. Knapp co-founded M2M Spectrum Networks and has been its CEO since September 2013. Mr. Knapp also recently served as the Chairman and Chief Executive Officer of ProCapital Group, LLC (and its predecessors), a management advisory group, from April 2004 through May 2015, and as a board member and interim Chief Executive Officer of Preferred Communications Systems, Inc. from January 2013 to January 2015. In April 1993, Mr. Knapp co-founded and was first President & COO, then CEO of NTL, Inc. (now Virgin Media Inc. Prior to that, from June 1983 through April 1993, Mr. Knapp was a co-founder and CFO, then President and COO, of startup Cellular Communications, Inc. (CCI/Cellular One), which became the first cellular company in the U.S. to go public in 1986. Mr. Knapp earned a BA in Mathematics from The Johns Hopkins University in 1979, and an MBA from Harvard Business School in 1983. Mr. Knapp is currently a Fellow in Economics at The Johns Hopkins University, an appointment he has held since 2004.

There are no arrangements or understandings between Mr. Knapp and any other person pursuant to which he was appointed as an officer and director of the Company. In addition, there are no family relationships between Mr. Knapp and any of the Company’s other officers or directors. Further, except as otherwise disclosed in this Report, there are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which the Company is a participant, the amount involved exceeds $120,000, and in which Mr. Knapp had, or will have, a direct or indirect material interest.

Mr. Knapp was appointed to the Board because of his wealth of experience and demonstrated successes in developing, nurturing, and leading pioneering, high-growth telecommunications enterprises over the last 35 years.

Terrence DeFranco –President and Chief Financial Officer

Upon the consummation of the Merger on September 5, 2018, Mr. DeFranco was appointed President and Chief Financial Officer, Secretary and Treasurer. Mr. DeFranco served as President and Chief Executive Officer from January 2, 2013 until the consummation of the Merger and has served as a director since 2013. Since 2013, Mr. DeFranco has been the managing member of Gary Lee Company, LLC, a corporate consulting firm focused on providing strategic advisory services to boards of directors of public companies. Previously, from 2004 to 2012, Mr. DeFranco was chief executive officer and founder of Edentify, Inc., an identity management software company.  Prior thereto, Mr. DeFranco was chairman and chief executive officer of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies. Mr. DeFranco’s background is primarily in the area of corporate finance, previously serving as head of investment banking for Baird, Patrick & Co., Inc., a 50-year old NYSE-member firm and head of investment banking and founding partner of Burlington Securities Corp., a New York based investment banking and institutional equity trading firm. Mr. DeFranco began his career on Wall Street in 1991 with UBS. Mr. DeFranco has been an active principal investor, senior manager and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Mr. DeFranco is a graduate of the University of North Carolina at Chapel Hill with a BA in Economics. Mr. DeFranco’s significant experience relating to operational management and the public markets and his years of involvement with our company, makes him suitable to serve as a director of our company.

Family Relationships

There are no other family relationships between any of our officers or directors.

Key Personnel

Patrick B. Hassell, President of SES - Patrick Hassell, the President of SolBright who co-founded SolBright in 2009 was appointed the Chief Executive Officer and President of our subsidiary, SES, subsequent to our purchase of the SolBright Assets on May 1, 2017. Prior to founding SolBright, Mr. Hassell served as President and CEO of Akrometrix, LLC (Atlanta, GA) from April 2003 through July 2008. Mr. Hassell is a former employee of the Advanced Technology Development Center (ATDC) at the Georgia Institute of Technology, a nationally recognized science and technology company incubator, where he was responsible for business plan evaluations focusing on technical feasibility and market viability. Mr. Hassel has a BS in Civil Engineering from the University of Virginia and a Master’s of Science in Management from the Georgia Institute of Technology.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Committees of the Board of Directors

The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

We do not currently have a "financial expert" within the meaning of the rules and regulations of the SEC.

The Company has no nominating or compensation committees at this time. The entire Board participates in the nomination and audit oversight processes and considers executive and director compensation. Given the size of the Company and its stage of development, the entire Board is involved in such decision-making processes. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Compensation of Directors

During the year ended May 31, 2018, no compensation was paid to our sole director in consideration for his services rendered in his capacity as director.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. Such Codes are not posted on our website at www.solbrightgroup.com. We intend to disclose any changes in or waivers from our Code of Business Conduct and Ethics and our Code of Ethics for Financial Executives by filing a Form 8-K or by posting such information on our website in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that, during the fiscal year ended May 31, 2018, the Reporting Persons timely filed all such reports.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following summary compensation table indicates the cash and non-cash compensation awarded to, earned by or paid to persons serving as our Chief Executive Officer (the “named executive officer”) during the fiscal years ended May 31, 2018 and 2017. There were no executive officers of the Company whose total compensation exceeded $100,000 during those periods.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity Incentive Plan Compen- sation ($)	Change in Pension Value and Non Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
Terrence DeFranco	2018	$284,457	$-	$29,000	$-	$-	$-	$-	$313,457
President & CEO (1)	2017	$198,000	$-	$-	$-	$-	$-	$-	$198,000

(1)	Upon the consummation of the Merger on September 5, 2018, Mr. DeFranco resigned as Chief Executive Officer of the Company.

Employment Agreements

Employment Agreement with Barclay Knapp

On September 5, 2018, simultaneously with the consummation of the Merger, the Company entered into a two-year Employment Agreement with Barclay Knapp (the “Knapp Employment Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp will also receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s Common Stock determined by the Board, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

The Knapp Employment Agreement will terminate in the event of Mr. Knapp’s death or Disability, as such term is defined in the Knapp Employment Agreement, after which Mr. Knapp, or his executor, legal representative, administrator or designated beneficiary, as applicable, will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. The Company may terminate Mr. Knapp’s employment at any time for Cause, as such term is defined in the Knapp Employment Agreement, upon written notice, after which Mr. Knapp will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. Mr. Knapp may voluntarily terminate his employment without Good Reason, as such term is defined in the Knapp Employment Agreement, upon 60 days advance written notice to the Company, after which Mr. Knapp will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. Mr. Knapp’s employment may be terminated by the Company without Cause, upon not less than 60 days’ prior written notice, or by Mr. Knapp for Good Reason, after which Mr. Knapp will be entitled to receive severance pay equal to one-twelfth of is annual base salary for the 18-month period following the termination date. If there is both a Change in Control, as such term is defined in the Knapp Employment Agreement, and Mr. Knapp’s employment is terminated by the Company without Cause, or by Mr. Knapp for Good Reason, within 60 days before or within 12 months following such Change in Control, Mr. Knapp shall be entitled to receive (i) severance pay equal to one-twelfth of his annual base salary for the 18-month period following the termination date, (ii) a pro rata annual bonus, and (iii) six months of COBRA reimbursement payments. In addition, upon such termination, all outstanding equity grants held by Mr. Knapp immediately prior to such termination will become fully vested and/or exercisable, as the case may be, as of the date of termination.

The Knapp Employment Agreement contains confidentiality, non-competition, non-solicitation and other standard restrictive covenants and representations by Mr. Knapp.

Employment Agreement with Terrence DeFranco

On September 5, 2018, simultaneously with the consummation of the Merger, the Company entered into a two-year Employment Agreement (the “DeFranco Employment Agreement”) with Terrence DeFranco, pursuant to which he will serve as the Company’s President and Chief Financial Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the DeFranco Employment Agreement, Mr. DeFranco will earn an initial base annual salary of $375,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the discretion of the Board, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. DeFranco will also receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase 4,000,000 shares of the Company’s Common Stock, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. DeFranco is employed by the Company on each such vesting date. Mr. DeFranco will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

The DeFranco Employment Agreement will terminate in the event of Mr. DeFranco’s death or Disability, as such term is defined in the DeFranco Employment Agreement, after which Mr. DeFranco, or his executor, legal representative, administrator or designated beneficiary, as applicable, will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. The Company may terminate Mr. DeFranco’s employment at any time for Cause, as such term is defined in the DeFranco Employment Agreement, upon written notice, after which Mr. DeFranco will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. Mr. DeFranco may voluntarily terminate his employment without Good Reason, as such term is defined in the DeFranco Employment Agreement, upon sixty 60 days advance written notice to the Company, after which Mr. DeFranco will be entitled to receive any amounts earned, accrued and owing but not yet paid and any benefits accrued and due under any applicable benefit plans and programs of the Company. Mr. DeFranco’s employment may be terminated by the Company without Cause, upon not less than 60 days’ prior written notice, or by Mr. DeFranco for Good Reason, after which Mr. DeFranco will be entitled to receive severance pay equal to one-twelfth of is annual base salary for the 18-month period following the termination date. If there is both a Change in Control, as such term is defined in the DeFranco Employment Agreement, and Mr. DeFranco’s employment is terminated by the Company without Cause, or by Mr. DeFranco for Good Reason, within 60 days before or within 12 months following such Change in Control, Mr. DeFranco shall be entitled to receive (i) severance pay equal to one-twelfth of his annual base salary for the 18-month period following the termination date, (ii) a pro rata annual bonus, and (iii) up to six months of COBRA reimbursement payments. In addition, upon such termination, all outstanding equity grants held by Mr. DeFranco immediately prior to such termination will become fully vested and/or exercisable, as the case may be, as of the date of termination.

The DeFranco Employment Agreement contains confidentiality, non-competition, non-solicitation and other standard restrictive covenants and representations by Mr. DeFranco.

On May 1, 2017, as amended and restated on August 29, 2017, we and our wholly owned subsidiary, SES, entered into a three-year employment agreement (the “Hassel Employment Agreement”) with Patrick Hassel, the President and founder of SolBright RE, pursuant to which Mr. Hassell will serve as the Chief Executive Officer and President of SES for an annual base salary of $225,000, subject to increases and bonuses as the board of directors of SES may determine. Under the Hassel Employment Agreement, Mr. Hassell will be granted options to purchases up to 7,500,000 shares of our Common Stock over a three-year period, assuming Mr. Hassell continues to be employed by SES during that period, at exercise prices ranging from $1.00 per share to $10.00 per share, with options to acquire 500,000 shares of our Common Stock exercisable at $1.00 per share vesting immediately. Mr. Hassell is also entitled to receive benefits that may be provided to, and is eligible to participate in any other bonus or incentive program established by SES for, SES executives. Health benefits offered to Mr. Hassell include an allowance of up to $1,500 per month for family health insurance coverage. In the event that Mr. Hassel’s employment is terminated by SES without Cause or he resigns for Good Reason (as those terms are defined in Hassel Employment Agreement) during the term of his employment, he will be entitled to severance equal to his annual base salary then in effect for a period of six months.

Effective May 31, 2018, the Company, Mr. Hassell and SRE Holdings, LLC, an entity owned and controlled by Mr. Hassell entered into a Settlement Agreement and Release (the “Settlement Agreement”). Under the terms of the Agreement, (i) the Company and SRE agreed to cancel the Secured Promissory Note issued by the Company in exchange for 5,000 shares of common stock and (ii) SRE agreed to allow the Company to redeem 100% of the Series A Preferred Stock from SRE for consideration in the amount of $100.00. In addition, Mr. Hassell and the Company mutually agree to amend Mr. Hassell’s employment agreement to reflect that, commencing June 1, 2018, the Company shall pay to Mr. Hassell $120,000 per year and that all unvested common stock and stock options shall become immediately forfeited as of the date of the Agreement. As of May 31, 2018, the total amount of unvested stock and vested stock options was 1,916,666 and 1,583,334, respectively.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to our named executive officer that were outstanding at September 18, 2018:

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expir- ation Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Terrence DeFranco, CEO and Director (1)(2)	600,000	-	-	1.20 to 2.00	4/22/26	-	-	-	-

(1)

On April 22, 2016, Mr. DeFranco was granted options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 22, 2026 and 300,000 shares of the Company’s common stock at an exercise price of $2.00 per shares, that expire on April 22, 2026, respectively.

(2)	Upon the consummation of the Merger on September 5, 2018, Mr. DeFranco resigned as Chief Executive Officer of the Company.

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

Non-Plan Option Grants

On April 22, 2016, the Company issued options to employees to purchase an aggregate of 2,100,000 shares of its common stock at various exercise prices ranging from $0.60 to $2.00. Options to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.20 per shares, that expire on April 22, 2026 and options to purchase 300,000 shares of the Company’s common stock at an exercise price of $2.00 per shares, that expire on April 22, 2026

2017 Equity Incentive Plan

The Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) on April 27, 2017 and the stockholders approved and adopted the 2017 Plan on April 28, 2017. The 2017 Plan is designed to provide a vehicle under which a variety of stock-based and other awards can be granted to the Company’s employees, consultants and directors, which will align the interests of award recipients with those of our stockholders, reinforce key goals and objectives that help drive stockholder value, and attract, motivate and retain experienced and highly qualified individuals who will contribute to the Company’s financial success. The Board believes that the 2017 Plan will serve a critical role in attracting and retaining high caliber employees, consultants and directors essential to our success and in motivating these individuals to strive to meet our goals.

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

Director Compensation

During the fiscal year ended May 31, 2018, no compensation has been paid to our director in consideration for his services rendered in his capacity as director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 18, 2018, the number shares of common stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each executive officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission (the “SEC”). Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power. Unless otherwise indicated, the business address of each such person is c/o Solbright Group, Inc., One Gateway Center, 26th floor, Newark, New Jersey 07102. The percentages below are calculated based on 191,226,610 issued and outstanding shares of common stock issued and outstanding as of September 18, 2018, which takes into effect the additional shares that the Company is obligated to issue with respect to the Merger with M2M Spectrum Networks, LLC.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
M2M Spectrum Networks, LLC 3131 E Camelback Road Phoenix, AZ 85016	171,117,782 (1)	81.68%

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent
Terrence DeFranco	1,858,333 (2)	<1%
Barclay Knapp	-	-
Directors & Executive Officers as a Group (2 persons)	1,858,333	<1%

(1)

Issued in conjunction with the Merger Agreement whereby (1) M2M Spectrum Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 136,938,178 shares of the Company’s Common Stock; (2) M2M Spectrum Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,898,110 shares of the Company’s Common Stock; and (3) warrants to purchase 1,372,252 common equity units of M2M Spectrum Networks that were exchanged for warrants to purchase an aggregate of 18,281,494 shares of the Company’s Common Stock.

(2)

Includes options to purchase 1,600,000 shares of Common Stock that are fully vested. Also includes options, under the Company’s 2017 Equity Incentive Plan, to purchase 250,000 shares out of a total of 4,000,000 shares of the Company’s Common Stock, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date, or $1.00, and that vest in a series of 16 successive equal quarterly installments, starting September 1, 2018, provided that Mr. DeFranco is employed by the Company on each such vesting date.

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set out below, since June 1, 2016 there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●	any director or executive officer of our company;
●	any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
●	any promoters and control persons; and
●	any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors. The Company does not have an audit committee. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

The following tables set forth the approximate fees billed to the Company for professional services rendered by RBSM LLP (“RBSM”) for the years ended May 31, 2018 and 2017:

Services	2018	2017
Audit fees	$103,760	$47,000
Tax fees	3,500	3,500
All other fees	-	-
Total fees	$107,260	$50,500

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended May 31, 2018 and 2017 were for professional services rendered by RBSM for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and the review of our registration statement on Form S-1.

Tax Fees

The aggregate tax and other fees billed for the fiscal years ended May 31, 2018 and 2017 were for tax related or other services rendered by our principal accountants in connection with the preparation of our federal and state tax returns.

Pre-Approval Policies and Procedures

We do not have an audit committee. Until then, there are no formal pre-approval policies and procedures. Our directors pre-approves all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the directors before the audit commences.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated December 23, 2010, by and between Arkados, Inc., Arkados Group, Inc., Arkados Wireless Technologies, Inc., and STMicroelectronics, Inc. dated December 23, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 29, 2010)

2.2

Asset Purchase Agreement, dated May 1, 2017, by and between Arkados Group, Inc. and SolBright Renewable Energy, LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed on May 5, 2017)

2.3

Agreement and Plan of Merger and Reorganization, dated July 30, 2018, between the Company, Iota Networks, LLC, M2M Spectrum Networks, LLC and Spectrum Networks Group, LLC (incorporated by reference to Exhibit No. 2.1 to our Current Report on Form 8-K filed on August 2, 2018)

2.4

Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated July 30, 2018, between the Company, Iota Networks, LLC, M2M Spectrum Networks, LLC and Spectrum Networks Group, LLC (incorporated by reference to Exhibit No. 2.2 to our Current Report on Form 8-K filed on September 7, 2018)

3.1	Certificate of Incorporation filed May 7, 1998 (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-SB filed on October 7, 1999).
3.2	Certificate of Amendment to Certificate of Incorporation filed December 16, 1998 (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-SB filed on October 7, 1999).
3.3	Certificate of Amendment to Certificate of Incorporation filed September 10, 1999 (incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-SB filed on October 7, 1999).
3.4

Certificate of Amendment to Certificate of Incorporation (reverse split) filed on November 21, 2003 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-QSB filed on February 17, 2004).

3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3i.7a to our Annual Report on Form 10-K filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015(incorporated by reference to Exhibit 3.8 to our Annual Report on Form 10-K filed on September 14, 2017)
3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit C to our Information Statement of Schedule 14C filed on February 24, 2015).
3.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K filed on October 4, 2017)
3.11	Certificate of Amendment to Certificate of Incorporation, dated October 30, 2017 (incorporated by reference to Exhibit 3.11 to our Current Report on Form 8-K filed on October 30, 2017)
3.12	Certificate of Designation of 10% Series A-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-1/A on April 30, 2018)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1to our Annual Report on Form 10K-SB filed on October 10, 2006).
4.2	Form of Stock Option exercisable at $0.04 issued to employees in April 2014 (incorporated by reference to Exhibit No. 4.16 to our Annual Report on Form 10-K filed on August 27, 2014)
4.3	Form of 6% Convertible Note due November 15, 2014 (incorporated by reference to Exhibit No. 4.17 to our Annual Report on Form 10-K filed on August 27, 2014)

4.4	Form of 6% Convertible Note due April 30, 2015 (incorporated by reference to Exhibit No. 4.17b to our Annual Report on Form 10-K filed on August 27, 2014)
4.5	Form of 6% Convertible Note due October 2015 (incorporated by reference to Exhibit No. 4.17c to our Annual Report on Form 10-K filed on August 27, 2014)
4.6	Form of Warrant issued to consultants on November 18, 2015 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on September 21, 2016)
4.7	Form of Warrant issued to Edward Miller dated April 28, 2016 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on September 21, 2016)
4.8	$38,500 Promissory Note issued on October 28, 2016 (incorporated by reference to Exhibit No. 4.1 to our Quarterly Report on Form 10-Q filed on January 23, 2017)
4.9	Form of Amendment to Promissory Notes due March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to our Quarterly Report on Form 10-Q filed on January 23, 2017)
4.10

Amendment to Convertible Promissory Note Number 2016-1 issued on January 8, 2016, dated December 31, 2016. (incorporated by reference to Exhibit No. 4.1 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.11	$38,500 Promissory Note issued on January 27, 2017 (incorporated by reference to Exhibit No. 4.2 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.12

Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note issued on January 27, 2017, dated March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.13

Amendment #1 to the Securities Purchase Agreement and $38,500 Promissory Note issued on October 28, 2016, dated January 27, 2017 (incorporated by reference to Exhibit No. 4.5 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.14

Amendment #2 to the Securities Purchase Agreement and $38,500 Promissory Note issued on October 28, 2016, dated March 31, 2017 (incorporated by reference to Exhibit No. 4.6 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on September 14, 2017)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017 (incorporated by reference to Exhibit 4.20 to our Annual Report on Form 10-K filed on September 14, 2017)
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC, dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to our Current Report on Form 8-K filed on May 5, 2017)
4.26	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to SBI Investments LLC (incorporated by reference to Exhibit No. 4.26 to our Current Report on Form 8-K filed on January 16, 2018)

4.27	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to L2 Capital LLC (incorporated by reference to Exhibit No. 4.27 to our Current Report on Form 8-K filed on January 16, 2018)
4.28	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on September 7, 2018)

101	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.6

Software Development Agreement with Tatung Co., a Taiwan corporation dated June 28, 2013 (incorporated by reference to Exhibit No. 10.65 to the Registrant’s Quarterly Report on Form 10-Q filed on October 11, 2013)

10.7

Process and Event Management Master Agreement dated July 10, 2014 between Arkados, Inc. and Tatung Co. (incorporated by reference to Exhibit No. 99.1 to the Registrant’s Current Report on Form 8-K filed on July 16, 2014)

10.8

Form of Securities Purchase Agreement with certain accredited investors dated July 23, 2015 (incorporated by reference to Exhibit No. 10.15 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.9

Form of Exchange Agreement with certain note holders executed on January 8, 2016 (incorporated by reference to Exhibit No. 10.17 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.10

Asset Purchase Agreement with New Dimensions Energy Solutions, LLC and Edward D. Miller dated April 28, 2016 (incorporated by reference to Exhibit No. 10.19 to the Registrant’s Annual Report on Form 10-K filed on September 21, 2016)

10.11

Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

10.12

Securities Purchase Agreement by and between the Company and a certain accredited investor dated November 11, 2016 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on January 23, 2017)

10.13

Securities Purchase Agreement by and between the Company and a certain accredited investor dated January 27, 2017 (incorporated by reference to Exhibit No. 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

10.14

Form of Securities Purchase Agreement by and between the Company and certain accredited investors dated April 6, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on April 21, 2017)

10.15

Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on October 28, 2016 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K filed on September 14, 2017)

10.16

Debt Settlement Agreement by and between the Company and an Accredited Investor dated April 27, 2017 with respect to $38,500 Promissory Note originally issued on January 27, 2017 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on September 14, 2017)

10.17

Note Purchase Agreement by and among the Company, AIP Asset Management Inc. and the Holders identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.18

Security Agreement by and among Company, its Subsidiaries and AIP Management Inc. dated May 1, 2017 (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.19

Registration Rights Agreement by and between the Company and the investors identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.20

Form of Securities Purchase Agreement by and between the Company and the Buyer identified therein dated May 1, 2017 (incorporated by reference to Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K filed on May 5, 2017)

10.21

Securities Purchase Agreement (2017-2 Note Conversion) by and between the Company and J. Church dated May 31, 2017 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K filed on September 14, 2017)

10.22	Services Agreement by and between the Company and PCG Advisory Group dated May 22, 2017 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K filed on September 14, 2017)
10.23

Acquisition Engagement Agreement by and between the Company and The Capital Corporation of America, Inc. dated June 1, 2017 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K filed on September 14, 2017)

10.24

Consulting Agreement by and between the Company and LP Funding, LLC dated as of August 11, 2017 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K filed on September 14, 2017)

10.25‡

Amended and Restated Employment Agreement by and among the Company, SolBright Energy Services, LLC and Patrick Hassell dated August 29, 2017 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K filed on September 14, 2017)

10.26

Bill of Sale and Assignment and Assumption Agreement between the Company and Arkados Energy Solutions, LLC dated May 1, 2017 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K filed on September 14, 2017)

10.27

Agreement and Waiver dated August 29, 2017 between the Company and AIP Asset Management Inc., AIP Private Capital Inc., AIP Canadian Enhanced Income Class, AIP Global Macro Fund, LP and AIP Global Macro Class (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K filed on September 14, 2017)

10.28	Agreement and Waiver, dated December 21, 2017 between the Company and AIP (incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on January 16, 2018)
10.29	Settlement Agreement and Release between the Company and SRE Holdings, LLC and Patrick Hassell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2018)
10.30	Waiver and Extension Agreement, dated April 30, 2018, between the Company and AIP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2018)
10.31	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.32	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-KSB filed on September 17, 2004).
14.2	Code of Ethics for Financial Executives (incorporated by reference to Exhibit 14.2 to our Annual Report on Form 10-KSB filed on September 17, 2004).

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K filed on September 14, 2017)

31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer

(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

‡     Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLBRIGHT GROUP, INC.

By: /s/ Barclay Knapp
Barclay Knapp
Chief Executive Officer and Director (Principal Executive Officer)
Date: September 18, 2018

By: /s/ Terrence DeFranco
Terrence DeFranco
President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)
Date: September 18, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Barclay Knapp
Barclay Knapp
Director
Date: September 18, 2018

By: /s/ Terrence DeFranco
Terrence DeFranco
Director
Date: September 18, 2018

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AS OF MAY 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and the Board of Directors of

SolBright Group, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SolBright Group, Inc. and Subsidiaries (collectively, the “Company”) as of May 31, 2018 and 2017, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended May 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended May 31, 2018, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, will require additional capital to fund its current operating plan, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2016.

New York, NY

September 18, 2018

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2018	2017

ASSETS

Current Assets:
Cash	$114,128	$469,845
Accounts receivable	16,441	1,086,497
Costs in excess of billings	1,171,559	1,030,427
Prepaid expenses and other current assets	361,557	613,927
Total Current Assets	1,663,685	3,200,696

Property and equipment, net	21,695	27,309
Security deposit	30,289	20,384
Intangible assets, net	914,983	2,727,890
Goodwill	13,039,399	13,039,399

Total Assets	$15,670,051	$19,015,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,126,587	$2,174,543
Billings in excess of costs	718,320	480,987
Accrued income tax	63,082	63,082
Debt subject to equity being issued	179,180	456,930
Convertible debentures, net of debt discount	3,567,670	871,651
Notes payable	595,832	545,832
Total Current Liabilities	11,250,671	4,593,025

Long-term convertible debt	-	6,040,706
Long-term notes payable	-	2,000,000
Total Liabilities	11,250,671	12,633,731

Stockholders' Equity:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, 4,000,000 and 0 shares issued, 0 and 0 shares outstanding, respectively	400	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 29,106,870 and 21,163,402 shares issued and outstanding , respectively	2,911	2,116
Additional paid-in capital	66,399,526	52,558,977
Accumulated deficit	(61,983,057)	(46,179,146)
Treasury stock - preferred	(400)	-
Total Stockholders' Equity	4,419,380	6,381,947

Total Liabilities and Stockholders' Equity	$15,670,051	$19,015,678

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2018	May 31, 2017

Net sales	$12,061,923	$2,346,811

Cost of sales	11,330,364	1,660,293

Gross Profit	731,559	686,518

Operating Expenses:
Selling and general and administrative	7,636,737	3,523,618
Research and development	2,650	68,439
Impairment of intangible assets	1,259,587	-
Total Operating Expenses	8,898,974	3,592,057

Loss From Operations	(8,167,415)	(2,905,539)

Other Income (Expense):
Interest expense	(4,019,099)	(296,487)
Gain (loss) on settlement of liability	86,258	(145,580)
Modification of beneficial conversion features on convertible notes	(594,583)	-
Amortization of debt discount and deferred finance costs	(3,117,118)	-
Total Expense	(7,644,542)	(442,067)

Loss Before Provision for Income Taxes	(15,811,957)	(3,347,606)

Provision for income taxes	8,046	-

Net Loss	$(15,803,911)	$(3,347,606)

Loss per Common Share - Basic and Diluted	$(0.63)	$(0.23)

Weighted Average Shares Outstanding - Basic and Diluted	24,930,307	14,370,519

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE YEARS ENDED MAY 31, 2018 AND 2017

					Additional		Treasury	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stock -	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Preferred	(Deficiency)
Balance May 31, 2016	-	$-	13,373,167	$1,337	$41,645,382	$(43,200,939)	$-	$(1,554,220)
Common stock issued under private placement agreements	-	-	2,050,002	205	1,229,797	-	-	1,230,002
Stock options issued to employees	-	-	-	-	590,661	-	-	590,661
Common stock issued for debt conversion	-	-	219,886	22	169,307	-	-	169,329
Common stock issued for settlement of accounts payable	-	-	208,596	21	252,982	-	-	253,003
Common stock issued for inducement	-	-	139,796	14	170,735	-	-	170,749
Common stock issued for services	-	-	610,000	61	511,239	-	-	511,300
Common stock issued for acquisition of Solebright	-	-	4,000,000	400	5,119,600	-	-	5,120,000
Common stock issued with convertible debt	-	-	70,000	7	50,123	-	-	50,130
Valuation of beneficial conversion feature of debt raise	-	-	-	-	2,819,200	-	-	2,819,200
Cashless exercise of stock options	-	-	44,403	4	(4)	-	-	-
Cashless exercise of warrants	-	-	447,552	45	(45)	-	-	-
Prior period correction (Note 2)	-	-	-	-	-	369,399		369,399
Net loss	-	-	-	-	-	(3,347,606)	-	(3,347,606)
Balance as of May 31, 2017	-	-	21,163,402	2,116	52,558,977	(46,179,146)	-	6,381,947
Stock options issued to employees	-	-	-	-	976,240	-	-	976,240
Warrants issued for inducement	-	-	-	-	65,970	-	-	65,970
Common stock issued for debt conversion	-	-	161,616	16	39,984	-	-	40,000
Common stock issued for settlement of debt and accounts payable	-	-	696,532	70	466,568	-	-	466,638
Common stock issued for inducement	-	-	3,150,002	315	1,986,336	-	-	1,986,651
Common stock issued for services	-	-	1,220,000	122	954,653	-	-	954,775
Common stock issued to employees	-	-	310,000	31	179,769	-	-	179,800
Common stock issued with convertible debt	-	-	30,000	3	12,540	-	-	12,543
Valuation of beneficial conversion feature of debt raise	-	-	-	-	338,764	-	-	338,764
Modification of beneficial conversion features on convertible notes	-	-	-	-	594,583	-	-	594,583
Cashless exercise of warrants	-	-	2,370,318	237	(237)	-	-	-
Conversion of debt to preferred stock	4,000,000	400	-	-	5,999,600	-	-	6,000,000
Purchase of preferred stock from related party	(4,000,000)	-	-	-	300	-	(400)	(100)
Settlement of debt with related party	-	-	5,000	1	2,225,479	-	-	2,225,480
Net loss	-	-	-	-	-	(15,803,911)	-	(15,803,911)
Balance as of May 31, 2018	-	$400	29,106,870	$2,911	$66,399,526	$(61,983,057)	$(400)	$4,419,380

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	May 31, 2018	May 31, 2017
Cash Flows From Operating Activities:
Net loss	$(15,803,911)	$(3,347,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	976,240	590,661
Gain on settlement of liability	(86,258)	145,580
Modification of beneficial conversion features on convertible notes	594,583	-
Depreciation and amortization	558,935	47,545
Amortization of debt discount and deferred finance costs	3,117,117	677,517
Issuance of common stock for settlement of debt	-	67,000
Impairment of Intangible asset	1,259,587	-
Issuance of common stock for inducement	1,986,651	170,750
Issuance of warrants for inducement	65,970	-
Bad debt expense	676,000
Common Stock to be issued for services	439,550
Issuance of common stock for services	1,134,575	511,300
Changes in operating assets and liabilities:
Accounts receivable	394,056	(894,397)
Inventory	-	120,410
Costs in excess of billings	(141,132)	(29,344)
Prepaid expenses and other current assets	252,370	(392,817)
Accounts payable and accrued expenses	4,013,622	988,483
Billings in excess of costs	237,333	117,424
Net Cash Used In Operating Activities	(324,712)	(1,227,494)

Cash Flows From Investing Activities:
Purchases of software	-	(10,000)
Purchase of SolBright assets	-	(3,000,000)
Security deposit	(9,905)	-
Net Cash Used In Investing Activities	(9,905)	(3,010,000)

Cash Flows From Financing Activities:
Proceeds from sales of common stock	-	1,230,000
Purchase of preferred stock for treasury	(100.00)	-
Proceeds from short-term note	50,000	350,000
Payment of debt	(488,000)	(70,000)
Proceeds from convertible debt issuance	417,000	3,141,167
Net Cash Provided By (Used in) Financing Activities	(21,100)	4,651,167

Net (decrease) increase In Cash	(355,717)	413,673

Cash - Beginning of Year	469,845	56,172

Cash - End of Year	$114,128	$469,845

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$91,043	$-
Income taxes paid	$-	$-
Non Cash Investing and Financing Activities
Common stock issued for conversion of debt	$40,000	$169,329
Original issue discount in connection with convertible debt issued	$40,000	$514,000
Deferred finance costs in connection with convertible debt issued	$24,100	$199,833
Debt discount in connection with restricted shares issued with convertible debt	$12,540	$1,940,713
Beneficial conversion feature in connection with convertible debt issued	$338,764	$928,617
Preferred stock issued for conversion of debt	$6,000,000	$-
Accrued interest paid in common stock in common stock	$56,400	$-
Accounts payable paid in common stock	$16,300	$-
Related party debt settled in common stock	$2,225,480	$-
Non Cash Activities Related to SolBright Acquisition
Current assets acquired	$-	$1,034,258
Property and equipment acquired	$-	$21,101
Intangible assets acquired	$-	$2,764,000
Goodwill acquired	$-	$13,039,399
Current liabilities assumed	$-	$738,758
Long-term debt issued as consideration	$-	$8,000,000
Common stock issued as consideration	$-	$5,120,000

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Solbright Group, Inc. (the “Parent”) conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc. (“Arkados”) and SolBright Energy Solutions, LLC (“SES”), formerly known as Solbright Energy Solutions, LLC (“AES”) (collectively, the “Company”).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $62 million since inception, including a net loss of approximately $16 million for the year ended May 31, 2018. Additionally, the Company still had both working capital and stockholders’ deficiencies at May 31, 2018 and 2017 and negative cash flow from operations since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying audited consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both May 31, 2018 and 2017.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. At May 31, 2018 and 2017, the Company allowance for doubtful accounts was $676,000 and $0.

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

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Year ended
	May 31,
	2018	2017

Convertible notes	9,841,101	3,389,437
Stock options	6,520,834	7,437,500
Warrants	7,260,641	10,474,871
Potentially dilutive securities	23,622,576	21,301,808

Stock Based Compensation

In computing the impact, the fair value of each option and/or warrant is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk-free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what the Company has recorded in the current period. During the year ended May 31, 2018, 1,220,000 shares of the Company’s common stock was issued for consulting services amounting to $954,775 in stock-based compensation. Additionally, the Company issued 310,000 shares to employees amounting to $179,800 in stock-based compensation. During the year ended May 31, 2017, 208,596 shares of the Company’s common stock were issued to satisfy accounts payable obligations amounting to $253,003 in stock compensation and 610,000 shares issued for consulting services amounting to $511,300 in stock-based compensation. Additionally, the Company recorded $590,661 in compensation expense related to stock options granted to an employee. There were no additional issuances of warrants for services during the year ended May 31, 2017.

Stock based compensation expense for the years ended May 31, 2018 and 2017 was $1,574,125, of which $439,500 relates to shares of common stock to be issued and $511,300, respectively, and is included in selling, general and administrative expense.

Stock based compensation expense related to stock options for the year ended May 31, 2018 and 2017 was $976,240 and $590,661, respectively, and is included in selling, general and administrative expense.

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

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Under the provisions of ASU 2014-09, entities should recognize revenue in an amount that reflects the consideration to which they expect to be entitled to in exchange for goods and services provided. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) – I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception ("ASU 2017-11"), which addresses the complexity of accounting for certain financial instruments with down round features and addresses the difficulty of navigating Topic 480 because of the existence of extensive pending content in the ASC as a result of the indefinite deferral of accounting requirements about mandatorily redeemable financial instruments of certain nonpublic entities and certain mandatorily redeemable noncontrolling interests. This update applies to all entities that issue financial instruments that include down round features and entities that present earnings per share in accordance with Topic 260. This guidance is effective for financial statements issued for fiscal years beginning after  December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If early adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We early adopted the proposed guidance under ASU 2017-11 for the year ended May 31, 2018 and recognized warrants issued with convertible debt in the fourth quarter of fiscal 2018 with a down round feature as equity. We valued these warrants accordingly for determining a debt discount upon issuance of the convertible debt. The adoption of this standard did not have a material impact on the consolidated financial statements.

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

The purchase price for the SolBright Renewable Energy, LLC acquisition was allocated as follows:

Costs in excess of billing	$1,001,083
Other current assets	33,175
Property and equipment	21,101
Intangible assets	2,764,000
Goodwill	13,039,399
Total assets acquired	$16,858,758

Accounts payable and accrued liabilities	635,832
Billings in excess of WIP	102,926
Total liabilities assumed	738,758
Net assets acquired	$16,120,000

The purchase price consists of the following:
Cash	3,000,000
Convertible note	6,000,000
Senior Secured Promissory Note	2,000,000
Common stock	5,120,000
Total purchase price	$16,120,000

The following unaudited pro forma consolidated results of operations have been prepared, as if the Asset Purchase had occurred as of June 1, 2016:

2017
(Unaudited)
Revenues	$8,748,262
Net loss from continuing operations	$(3,320,081)
Weighted average number of common shares – Basic and diluted	14,370,519
Net loss per share from continuing operations	$(0.23)

During the year ended May 31, 2018, the Company determined that the value of the intangible assets was impaired and recorded an impairment loss of $1,259,587.

The following provides a breakdown of identifiable intangible assets as of:

	May 31, 2018
	IP/Technology	Customer Relationships	Tradenames	Non-Compete	Total
Identifiable intangible assets, gross	$739,000	$853,000	$1,171,600	$10,400	$2,774,000
Accumulated impairment losses	(298,050)	(648,184)	(313,353)	-	(1,259,587)
Accumulated amortization	(157,950)	(184,817)	(253,847)	(2,817)	(599,430)
Identifiable intangible assets, net	$283,000	$19,999	$604,400	$7,583	$914,983

		May 31, 2017
	IP/Technology	Customer Relationships	Tradenames	Non-Compete	Total
Identifiable intangible assets, gross	$739,000	$853,000	$1,171,600	$10,400	$2,774,000
Accumulated impairment losses	-	-	-	-	-
Accumulated amortization	(12,150)	(14,217)	(19,527)	(217)	(46,110)
Identifiable intangible assets, net	$726,850	$838,783	$1,152,073	$10,183	$2,727,890

The weighted average useful life remaining of identifiable intangible assets remaining is 3.9 years.

Amortization of identifiable intangible assets for the years ended May 31, 2018 and 2017 was $553,320, and $46,110, respectively.

As of May 31, 2018, estimated annual amortization expense for each of the next five fiscal years is as follows:

As of May,	Amount
2019	$231,019
2020	231,019
2021	231,019
2022	221,926
Thereafter	-
Total	$914,983

The following table provides a roll forward of goodwill:

	May 31,
	2018	2017
Beginning balance, gross	$13,039,399	$13,039,399
Acquisitions	—	—
Accumulated impairment losses	—	—
Beginning balance, net	13,039,399	13,039,399
Acquisitions	—	—
Accumulated impairment losses	—	—
Ending balance, net	$13,039,399	$13,039,399

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

Debt Subject to Equity Being Issued

As a direct result of the Sale of the License and IP Agreements to ST US and the mandate to obtain debt releases, the Company has been able to reach settlements with its secured creditors and employees, with cash payments to the secured creditors made as of the December 2010 and June 2011 closings. Nothing further is owed to the Company’s secured creditors. There remains, however, approximately $179,000 of payments due the former employees as of May 31, 2018 and 2017.

During the year ended May 31, 2018, the Company issued 231,458 shares of common stock to debt holders to settle $277,750 of Debt Subject to Equity Being Issued, resulting in a gain of $187,481.

As of May 31, 2018 and 2017, there remained $179,180 and $456,930, respectively of debts that have been settled with debt holders who have agreed to accept equity for their remaining debt.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of May 31, 2018 and 2017, accounts payable and accrued expenses consist of the following amounts:

	May 31,	May 31,
	2018	2017
Accounts payable	$3,776,639	$1,777,117
Accrued interest payable	281,719	236,351
Accrued payroll	134,508	15,129
Accrued other	1,933,721	145,946
	$6,126,587	$2,174,543

NOTE 6 – NOTE PAYABLE

Notes Payable

Notes payable transactions include the following:

Fiscal Year 2017 (Year Ended May 31, 2017)

In August 2016, the Company issued a promissory note in the amount of $150,000 with a maturity date in January 15, 2017. The loan bears interest at 10% per annum compounded quarterly. In January 2017, the Company and holder amended this promissory note to extend the maturity date to March 31, 2017. Effective March 31, 2017, the Company and holder amended this promissory note to extend the maturity date to May 15, 2017, and subsequently amended this promissory note to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 100,000 shares of the Company’s stock, resulting in a charge to interest expense of $23,990. The warrants have an exercise price of $1.00 and a three-year term. Additionally, the interest rate was modified to 6% per annum, compounded quarterly. As of May 31, 2018 the balance of the promissory loan amounted to $150,000. The note was not extended past December 31, 2017 and is currently in default.

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

On February 1, 2017, the Company issued a convertible promissory note for an aggregate principal amount of $125,000 (which includes an OID of $12,000) with a maturity date of October 1, 2017. The debenture is convertible only upon default after October 1, 2017 at a conversion price of 60% of the of the lowest traded price occurring during the 20 consecutive trading days immediately preceding the applicable conversion date. Accordingly, the Company recorded a debt discount of $121,886 related to the beneficial conversion feature, and OID. The debt discount and OID is amortized on a straight-line basis over the term of the loan and amounted to $59,935 as of May 31, 2017. Net discount and net loan balance amounted to $61,950 and $63,050 respectively, as of May 31, 2017 and is recorded in convertible debentures. On July 28, 2017, this note was settled in full with a payment of $174,914, which included an early redemption fee of $49,914, which is included in interest expense for the year ended May 31, 2018.

Long-Term Convertible Debenture

On November 11, 2016, the Company entered into a Securities Purchase Agreement whereas, the buyer wishes to purchase from the Company securities consisting of the Company’s convertible debentures due three years from issuance for an aggregate principal amount of up to $500,000 (which includes an aggregate purchase price of $450,000 and 10% OID of $50,000) (the “Debentures“). The Debentures are to be issued in three tranches. On November 11, 2016, the Company issued the first of the three Debentures amounting to $150,000 of principal, consisting of $135,000 in proceeds and $15,000 OID. The debenture is convertible at a conversion price of $0.65 up to 150 days after the issuance date and if no event of default. If an Event of Default, as such term is defined in the Debentures, has occurred, or 150 days after the Issuance Date, as such term is defined in the Debentures, the conversion price is the lesser of (a) $0.65 or (b) sixty five percent (65%) of the lowest closing bid price of the common stock for the twenty (20) trading days immediately preceding the date of the date of conversion of the Debentures. Accounting for derivatives will be evaluated after 180 days of issuance or upon default, if applicable where at that point the conversion price becomes variable. As additional consideration, the Company issued 50,000 shares of common stock upon execution of this agreement. In relation to this transaction the Company also incurred deferred financed costs totaling $6,000 for legal fees and commitment fees. Accordingly, the Company recorded debt discount of $38,337 related to the restricted shares issued, a debt discount of $74,530 related to the beneficial conversion feature, an OID of $15,000 and deferred finance cost of $6,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $24,573 which resulted in a net discount of $109,294 and a net loan balance of $40,706 classified as long-term convertible debt. On June 19, 2017, this note was settled in full with a payment of $195,000, which included an early redemption fee of $45,000, which is included in interest expense for the year ended May 31, 2018.

On March 1, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. Effective March 31, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to May 15, 2017. Effective August 29, 2017, the Company and holder amended this promissory note further to extend the maturity date to December 31, 2017. In connection with this extension, the Company issued the noteholder warrants to purchase 25,000 shares of the Company’s stock, resulting in a charge to interest expense of $5,998. The warrants have an exercise price of $1.00 and a three-year term. The net loan balance of $100,000 is classified in short-term notes payable as of May 31, 2018. The note was not extended past December 31, 2017 and is currently in default.

On March 3, 2017, the Company issued a 10% convertible promissory note in the principal amount of $103,000 due November 3, 2017 to an accredited investor (the “Convertible Promissory Note“), along with warrants to purchase 50,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. The Convertible Promissory Note may be converted pursuant to the provisions of the Convertible Promissory Note upon a Prepayment Default or an Event of Default, as such terms are defined in the Convertible Promissory Note, at a 40% discount to the lowest trading price during the previous (20) trading days to the date of a Conversion Notice, as such term is defined in the Convertible Promissory Note. Accordingly, the Company recorded debt discount of $89,337 related to the warrants and a $3,000 related to the deferred financing costs. As of May 31, 2017, total straight-line amortization for these transactions amounted to $33,543, resulting in a net discount of $58,794 and a net loan balance of $44,206 classified as short-term convertible debentures, net of debt discount. On August 30, 2017, this note was settled in full with a payment of $144,129, which included an early redemption fee of $41,129, which is included in interest expense for the year ended May 31, 2018.

On March 7, 2017, the Company issued a 10% promissory note in the principal amount of $100,000 due March 31, 2017 to an accredited investor, along with warrants to purchase 100,000 shares of the Company’s common stock with a three-year term and an exercise price of $.60 per share. Accordingly, the Company recorded debt discount of $40,120 related to the warrants issued which was fully amortized as of May 31, 2017. On April 20, 2017, the Company and the accredited investor entered into an amendment to 10% promissory note, pursuant to which the parties agreed to extend the maturity date of the promissory note to April 21, 2017. This note was settled in full on May 31, 2017 for 169,886 shares of common stock and 169,886 warrants to purchase common stock at $1.00 per share.

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

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017. Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the year ended May 31, 2018.

In relation to this transaction, the Company recorded debt discount of $1,250,000 related to the warrants issued, a debt discount of $250,000 related to the beneficial conversion feature, an OID of $375,000 and deferred finance cost of $175,833. As of May 31, 2017, total straight-line amortization for these transactions amounted to $168,562 which resulted in a net discount of $1,882,274 and a net loan balance of $617,727. As of May 31, 2018, total straight-line amortization for these transactions amounted to $1,882,274 for the year then ended, which resulted in a net discount of $0 and a net loan balance of $2,500,000 classified as convertible debentures, net of debt discount.

On April 30, 2018, the Company entered into a Waiver and Extension Agreement extending the maturity date of the 10% Secured Convertible Notes and the filing date of a registration on Form S-1 to July 1, 2018 in exchange for 3,000,000 shares of the Company’s common stock with a value of $963,900 and is included in accrued expenses and interest expense as of and for the year ended May 31, 2018.

In August 2018 this loan was repaid in full.

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

In relation to this transaction, the Company recorded debt discount of $560,343 related to the warrants issued, a debt discount of $339,656 related to the beneficial conversion feature, an OID of $107,999 and deferred finance cost of $12,000. As of May 31, 2017, total straight-line amortization for these transactions amounted to $226,666 which resulted in a net discount of $793,332 and a net loan balance of $106,667. On October 24, 2017, one of the Note Investors converted $15,000 of their note into 60,606 shares of the Company’s common stock at a price of $0.2475 per share. On December 4, 2017, one of the Note Investors converted $25,000 of their note into 101,010 shares of the Company’s common stock at a price of $0.2475 per share. As of May 31, 2018, total straight-line amortization for these transactions amounted to $793,332 for the year then ended, which resulted in a net discount of $0 and a net loan balance of $859,999 classified as convertible debentures, net of debt discount.

On November 10, 2017, the Company entered into an amendment with each of the Note Investors, extending the maturity dates of the Notes as follows: if the Company issues 100,000 shares to each of the Note Investors on or before November 13, 2017, the maturity date is extended to November 21, 2017; if the Company issues to each of the Note Investors 100,000 shares on or before November 22, 2017, the maturity date shall be extended to December 21, 2017; if the Company issues 100,000 shares to each of the Note Investors on or before December 22, 2017, the maturity date is extended to January 21, 2018; and if the Company issues to each of the Note Investors 100,000 shares on or before January 21, 2018, the maturity date shall be extended to February 21, 2018. The amendment does not change the terms of the 9% Notes other than with respect to the maturity date; accordingly, said notes are not convertible unless there is an Event of Default (as defined in the 9% Notes). On February 22, 2018, the Company entered into Amendment #2 with each of the Note Investors further extending the maturity dates of the Notes through May 22, 2018 if the Company issues 100,000 shares to each of the Note Investors on or before March 22, 2018 and April 22, 2018. The Company issued these shares and entered into Amendment #3 on May 22, 2018 with both parties, further extending the notes through August 22, 2018 for consideration of 200,000 shares to each party on May 22, 2018, June 22, 2018 and July 22, 2018.

SolBright Notes

As part of the consideration for the purchase of the SolBright Assets, the Company delivered to SolBright a Senior Secured Promissory Note in the principal amount of $2,000,000 and a Convertible Promissory Note (the “Preferred Stock Note”) in the principal amount of $6,000,000 and are classified as long-term convertible notes payable and long-term convertible debt as of May 31, 2017 (See Note 3). The Preferred Stock Note was converted in full for 4,000,000 shares of Series A Preferred stock effective September 28, 2017. On May 31, 2018, the $2,000,000 Senior Secured Promissory Note was cancelled (see Settlement Agreement and Release below).

Fiscal Year 2018 (Year Ended May 31, 2018)

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

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term. The note includes OID of $20,000, deferred financing costs of $17,600, and a discount for the warrants, restricted stock and beneficial conversion feature of $165,026, resulting in a total debt discount of $202,626. Total proceeds from this note was $200,000. The total amortization of the debt discount was $96,777 for the year ended May 31, 2018 resulting in a debt discount of $105,849 and net loan balance of $131,751 as of May 31, 2018.

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%. The note is non-convertible for 180 days from the date of issuance, after which the note is convertible at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The note includes OID of $3,000, resulting in net proceeds of $147,000. The beneficial conversion feature resulted in a debt discount of $120,142. The total amortization of the total debt discount of $123,142 was $38,460 for the year ended May 31, 2018 resulting in a debt discount of $84,681 and net loan balance of $65,319 as of May 31, 2018. This note was repaid in full in August 2018.

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500 and beneficial conversion feature resulting in a debt discount of $4,275. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.578 per share), resulting in a debt discount of $5,725. The total amortization of the total debt discount of $11,500 was $5,188 for the year ended May 31, 2018 resulting in a debt discount of $6,312 and a net loan balance of $5,188.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500, deferred financing costs of $500, and beneficial conversion feature resulting in a debt discount of $4,293. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.60 per shares), resulting in a debt discount of $5,707. The total amortization of the total debt discount of $11,500 was $5,413 for the year ended May 31, 2018 resulting in a debt discount of $6,587 and a net loan balance of $5,413.

Effective May 31, 2018, the Company, Mr. Hassell and SRE Holdings, LLC, an entity owned and controlled by Mr. Hassell entered into a Settlement Agreement and Release (the “Agreement”). Under the terms of the Agreement, (i) the Company and SRE agreed to cancel the $2,000,000 Senior Secured Promissory Note issued by the Company in exchange for Five Thousand (5,000) shares of common stock and (ii) SRE agreed to allow the Company to redeem 100% of the Series A Preferred Stock from SRE for consideration in the amount of One Hundred Dollars ($100.00). In addition, Mr. Hassell and the Company mutually agree to amend Mr. Hassell’s employment agreement to reflect that, going forward, the Company shall pay to Mr. Hassell $120,000 per year and that all unvested common stock and stock options shall cease to vest as of the date of the Agreement.

NOTE 7 – INCOME TAXES

There was no provision for federal or state taxes for both of the years ended May 31, 2018 and 2017.

The components of deferred taxes were as follows:

	May 31,	May 31,
	2018	2017
Deferred tax assets:
Net operating loss carry forward	$7,586,000	$7,832,000
Changes in prior year estimates	(40,000)	42,000
Valuation allowance	(7,546,000)	(7,874,000)
Net deferred tax asset	$-	$-

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

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2018 and 2017 is as follows:

	2018	2017
Federal statutory blended income tax rates	(28)%	(35)%
State statutory income tax rate, net of federal benefit	(7)	(5)
Change in effective federal tax rate	20	-
Permanent differences – equity rights	3	6
Incentive stock options	2	7
Non-deductible amortization of debt discount	7	8
Change in valuation allowance	(2)	20
Other	6	-1

Effective tax rate	-%	-%

As of May 31, 2018, the Company has federal net operating loss carryforwards of approximately $27,000,000 subject to expiration between fiscal years 2027 and 2038. The Company may have had a greater than 50% change in ownership of certain stock holdings by shareholders of the Company pursuant to Section 382 of the Internal Revenue Code. The net operating losses may be limited as to its utilization on an annual basis. Currently, no such evaluation has been performed.

The Company has not been audited by the Internal Revenue Service (“IRS”) or any states in connection with income taxes. The periods from fiscal 2014 through 2018 remain open to examination by the IRS and state jurisdictions. The Company believes it is not subject to any tax audit risk beyond those periods. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of interest expense. The Company does not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended May 31, 2018 and 2017.

The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of May 31, 2018.

NOTE 8 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of May 31, 2018.

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

On September 28, 2017, the Company filed with the Secretary of State of the State of Delaware a Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (the “Certificate of Designation”) designating 5,000,000 shares of the Company’s authorized preferred stock as Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Stock”). Effective thereon, the Company issued to SolBright 4,000,000 shares of Series A Stock in consideration for the cancellation of the full amount of indebtedness represented by the $6,000,000 Note. These 4,000,000 Series A Stock shares were repurchased for $100 on May 31, 2018 effective with the Settlement Agreement and Release dated May 31, 2018 (see Note 6).

The Series A Stock ranks senior to the common stock and any other class of shares which are not expressly senior to or on parity with the Series A Stock. A summary of the material provisions of the Certificate of Designation governing the Series A Stock is as follows:

Dividends

Cash dividends accrue on each share of Series A Stock, at the rate of 4% per annum of the Stated Value, and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of May 31, 2018, the Company had undeclared dividends in arrears of $260,000.

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

Fiscal Year 2018 (Year Ended May 31, 2018)

The following transactions affected the Company’s Stockholders’ Deficiency for Fiscal Year 2018:

a.     On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a value of $112,000.

b.     On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a value of $124,000.

c.     On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 6). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the year ended May 31, 2018.

d.     In November 2017, the Company issued an aggregate of 2,370,318 shares of common stock in connection with the exercise of warrants.

e.     On November 27, 2017, the Company issued an aggregate of 400,000 shares of common stock valued at $348,000 to two noteholders for extending the due dates of their notes to December 21, 2017.

f.     On November 27, 2017 the Company issued an aggregate of 550,000 shares to three consultants for consulting services, at prices ranging from $0.65 to $1.30 per share valued at $526,000.

g.     On November 27, 2017, the Company issued 337,410 shares of the Company’s common stock to a vendor in exchange for the settlement of accounts payable of $202,446, resulting in a loss on settlement of debt of $101,223 for the year ended May 31, 2018.

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

r.     In April and May 2018, the Company issued a total of $1,100,000 shares with a total value of $435,000 to two noteholders as consideration for extending their notes.

s.     On May 31, 2018, the Company issued a total of 231,458 shares to to debt holders to settle $277,750 of Debt Subject to Equity Being Issued, resulting in a gain of $187,481.

t.     On May 31, 2018, the Company issued 5,000 shares to the President of SES with a fair value of $1,950 in connection with the Settlement Agreement and Release of a related party note payable and accrued interest in the amount of $2,225,479 (See Note 6).

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,112,500	$0.99
Granted	2,500,000	1.60
Exercised	(175,000)	1.00
Expired or cancelled	-	-
Outstanding at May 31, 2017	7,437,500	$1.19
Granted	-	-
Exercised	-	-
Expired or cancelled	(916,666)	1.75
Outstanding at May 31, 2018	6,520,834	$1.12

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at May 31, 2018:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	2,300,000	3.47	$0.60	2,300,000
$1.00	1,025,000	4.54	$1.00	1,025,000
$1.20	1,562,500	6.58	$1.20	1,562,500
$1.50	541,667	8.92	$1.50	541,667
$2.00	1,091,667	6.48	$2.00	1,091,667
	6,520,834	5.34	$1.12	6,520,834

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.39 as of May 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $976,240 and $590,661 for the years ended May 31, 2018 and 2017, respectively. As of May 31, 2018, there was future compensation cost of $0 related to non-vested stock options.

On April 28, 2017, the Company granted 2,500,000 options to the President of SES (the “SES President”) in connection with his employment agreement dated April 28, 2017, with exercise prices ranging from $1.00 to $2.00 per share. The employment agreement calls for additional grants of 2,500,000 options on the first and second anniversary of the SES President’s continuous service. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $1.30; strike price - $1.00 to $2.00; expected volatility - 100.05%; risk-free interest rate - 2.3%; dividend rate - 0%; and expected term – 5 to 5.75 years. Total expense related to these options was $976,240 for the year ended May 31, 2018. On May 31, 2018, a total of 916,666 unvested options were forfeited in connection with the Settlement Agreement and Release dated May 31, 2018 (see Note 6).

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2016	5,225,987	$1.53
Granted	6,249,886	0.90
Exercised	(831,168)	0.60
Expired or cancelled	(169,833)	3.14
Outstanding at May 31, 2017	10,474,872	$1.20
Granted	867,260	0.73
Exercised	(3,182,162)	0.91
Expired or cancelled	(899,329)	1.94
Outstanding at May 31, 2018	7,260,641	$1.15

The following table summarizes information about warrants outstanding and exercisable at May 31, 2018:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	608,929	1.77	$0.60	608,929
$1.00	2,777,889	1.80	$1.00	2,777,889
$1.20	2,868,823	1.24	1.20	2,868,823
$2.00	1,005,001	0.28	2.00	1,005,001
	7,260,641	1.28	$1.15	7,260,641

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

Fiscal Year 2018 (Year Ended May 31, 2018)

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

e.     On March 9, 2018, the Company issued 29,464 warrants with a five-year term and an exercise price of $0.578 in connection with a convertible note payable issued to a noteholder.

f.     On March 9, 2018, the Company issued 29,464 warrants with a five-year term and an exercise price of $0.60 in connection with a convertible note payable issued to a noteholder.

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

Revenue recognized under the Master Agreement amounted to $14,793 and $172,600 for the years ended May 31, 2018 and 2017, respectively.

Agreement – License of Meter Collar and Bridge Programmable Logic

In October 2014, the Company entered into a year-to-year term agreement with Tatung to license its meter collar and bridge programmable logic controllers. The license is paid on a per copy (ordered) fee, and is on a perpetual, worldwide, non-exclusive, transferable basis.

Revenue recognized under the agreement amounted to $0 and $87,500 for the years ended May 31, 2018 and 2017, respectively.

In March 2015, the Company entered into a one-year agreement, with automatic one-year renewals until terminated by either party with sixty (60) days’ notice, with Tatung to provide services in the area of business development and as a representative to sell its products. Tatung will pay a monthly retainer fee for this service. Revenue recognized under this agreement was $60,000 and $395,000 for the years ended May 31, 2018 and 2017, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

Rent expense for all locations including occupancy costs for the years ended May 31, 2018 and 2017 was $123,133 and $89,208, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ended May 31,	Office Rent

2019	$93,832
2020	68,041
2021	70,075
2022	18,000
Thereafter	-
$249,948

Consulting Agreements

On September 15, 2016, the Company entered into two consulting agreements with two consultants, pursuant to which the Company agreed to issue 200,000 shares of common stock to each consultant in exchange for certain consulting services.

On December 13, 2016, the Company entered into a consulting agreement with a consultant, pursuant to which the Company agreed to issue 50,000 shares of common stock to the consultant in exchange for certain consulting services for twelve months.

On March 26, 2018, the Company entered into a consulting agreement with a consultant, pursuant to which the Company agreed to issue 1,000,000 shares of common stock with a value of $439,550 to a consultant in exchange for certain consulting services through February 1, 2019.  The shares were considered earned as of May 31, 2018 and were expensed in full and included in accrued expenses as of May 31, 2018.

Legal Claims

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company is not presently a party to any legal proceedings that it currently believes, if determined adversely to the Company, would individually or taken together have a material adverse effect on the Company’s business, operating results, financial condition or cash flows.

On September 8, 2017, Joseph Gunnar & Co., LLC (the “Plaintiff”) filed a complaint with the Supreme Court of the State of New York, County of New York against the Company alleging failure and refusal to make payments totaling $262,500 owed to the Plaintiff under certain written agreements between the Plaintiff and the Company.  On August 15, 2018, the Plaintiff and the Company reached a settlement whereby the Company agreed to pay the Plaintiff $150,000 for the release of all claims.  The Company paid such settlement amount on August 16, 2018.

The Company is currently the defendant of a lawsuit from a subcontractor seeking damages in excess of $255,000.  The Company has responded to the lawsuit and is prepared to vigorously contest the matter believing a favorable resolution will be reached.

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

Net Sales

Three customers accounted for 88% of net sales for the year ended May 31, 2018, as set forth below:

Customer 1	71%
Customer 2	17%

Three customers accounted for 85% of net sales for the year ended May 31, 2017, as set forth below:

Customer 1	37%
Customer 2	29%
Customer 3	19%

Accounts Receivable

One customer accounted for 100% of the accounts receivable as of May 31, 2018, as set forth below:

Customer 1	100%

Two customers accounted for 91% of the accounts receivable as of May 31, 2017, as set forth below:

Customer 1	50%
Customer 2	41%

NOTE 13 - RELATED PARTY TRANSACTIONS

On May 31, 2018, the Company issued 5,000 shares to the President of SES with a fair value of $1,950 in connection with the Settlement Agreement and Release (See Note 6).

NOTE 14 - BUSINESS SEGMENT INFORMATION

As of May 31, 2018, the Company had two operating segments, Arkados and SES.

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

Operating results for the business segments of the Company were as follows:

	Arkados	SES	Total
Fiscal-Year Ended May 31, 2018
Revenues	$2,845	$12,059,078	$12,061,923
Loss from operations	$(4,836,911)	$(3,330,504)	$(8,167,415)

Fiscal Year Ended May 31, 2017
Revenues	$79,327	$2,267,484	$2,346,811
Income (loss) from operations	$(2,930,769)	$25,230	$(2,905,539)

Total Assets
May 31, 2018	$99,149	$15,570,902	$15,670,051
May 31, 2017	$657,885	$18,357,793	$19,015,678

NOTE 15 – SUBSEQUENT EVENTS

Note Purchase and Sale Transaction

On June 28, 2018, we entered into Note Purchase Agreements (the “Purchase Agreements”) with certain “accredited investors” (collectively, the “Holders”), pursuant to which the Holders will purchase 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”) in the aggregate principal amount of up to $5,000,000 (the “Note Purchase and Sale Transaction”). We used the net proceeds from the sale of the Convertible Notes to repay certain of the Company’s existing indebtedness and for working capital and general corporate purposes. The Convertible Notes will have an aggregate principal balance of up to $5,000,000, and a stated maturity date of December 31, 2018. The principal on the Convertible Notes bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the Convertible Notes may be converted into shares (“Conversion Shares”) of the Company’s common stock, $0.0001 par value per share (“Common Stock”) at any time at the option of the Holders, or automatically upon the occurrence of certain events, at a conversion price of $1.00 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the Convertible Notes, and the passage of 15 business days following the Holders giving notice of such event of default to the Company, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Conversion Price and number of shares issuable upon conversion of the Convertible Notes is subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or common stock equivalents, at a price lower than the Conversion Price while the Convertible Notes are outstanding, or other standard dilutive events. The Company has agreed to provide the Holders with registration rights covering the Conversion Shares. In connection with the issuance of the Convertible Notes, the Company entered into a Pledge Agreement with the Holders, pursuant to which the Company granted the Holders, a security interest in 100% of the shares of the Company’s subsidiaries. All of the Convertible Notes issued under the Purchase Agreements rank pari passu with all other Convertible Notes issued in connection with the Note Purchase and Sale Transaction.

The Company used approximately $3,400,000 of the net proceeds from the Note Purchase and Sale Transaction to repay outstanding indebtedness and other obligations owing from the Company to certain existing noteholders (the “Existing Noteholders”) under convertible notes the Company issued to such Existing Noteholders (the “Existing Notes”) pursuant to Note Purchase Agreements between the Company and the Existing Noteholders, as amended, extended, restated, modified or supplemented. The Company also exchanged the remaining $1,113,437 due under certain of the Existing Notes for (a) an aggregate of 1,200,000 shares of the Company’s Common Stock, (b) additional warrants to purchase an aggregate of 900,000 shares of the Company’s Common Stock, at an exercise price of $0.38 per share, and (iii) replacement convertible promissory notes in the aggregate principal amount of $700,000, convertible into shares of the Company’s Common Stock at a price of $1.00 per share. In addition, the Company entered into a commitment letter with one of the Existing Noteholders, pursuant to which, in consideration for the Company’s issuance to such Existing Noteholder of 1,500,000 restricted shares of the Company’s Common Stock, the Existing Noteholder agreed to provide the Company with up to $2,500,000 of additional funding, subject to mutual acceptance of such funding, before December 31, 2018.

Upon execution of the Merger Agreement (described below), an aggregate of $5,038,712 of principal and accrued interest payable to Spectrum under the Convertible Notes, the Company issued to the Holder 5,038,712 shares of the Company’s Common Stock, at a conversion price of $1.00 per share, in full and complete satisfaction of the Company’s obligations to Spectrum under the Convertible Notes.

Merger Agreement with Iota Networks, LLC

On July 30, 2018, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Iota Networks, LLC, an Arizona limited liability company, and a direct wholly owned subsidiary of the Company (the “Merger Sub”), M2M Spectrum Networks, LLC, an Arizona limited liability company (“M2M”), and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M (“Spectrum”). Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into M2M (the “Merger”), a dedicated Internet of Things (IoT) network access and IoT solutions company, with M2M continuing as the surviving entity and a wholly owned subsidiary of the Company.

On September 5, 2018, the parties to the Merger Agreement entered into an amendment to the Merger Agreement (the “Amendment”), pursuant to which the terms of the Merger Agreement were amended to reflect that:

●

for all bookkeeping and accounting purposes, the closing of the Merger (the “Closing”) will be deemed to have occurred at 12:01 am local time on the first calendar day of the month in which the Closing occurs;

●

for the purposes of calculating the number of shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”), to be issued in exchange for common equity units of M2M Spectrum Networks in connection with the Merger, the conversion ratio will be 1.5096; and

●	38,390,322 shares of the Company’s Common Stock were issued and outstanding as of the Closing.

Except as specifically amended by the Amendment, all of the other terms of the Merger Agreement remain in full force and effect. Pursuant to the Merger Agreement, as amended, at the effective time of the Merger:

●	M2M Spectrum Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 136,938,178 shares of the Company’s Common Stock;
●	M2M Spectrum Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,898,110 shares of the Company’s Common Stock; and
●	Warrants to purchase 1,372,252 common equity units of M2M Spectrum Networks were exchanged for warrants to purchase an aggregate of 18,281,494 shares of the Company’s Common Stock (the “Warrants”).

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of M2M Spectrum Networks were issued to the holders. The Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Merger Agreement, as amended, contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to indemnification provisions.

Immediately following the Merger, the Company had 191,226,610 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 38,390,322 shares of Common Stock of the Company, representing approximately 19.6% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of M2M Spectrum Networks effectively acquiring control of the Company. The Merger will be treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. M2M Spectrum Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of M2M Spectrum Networks before the Merger in future filings with the SEC.

The parties intend for the Merger to qualify as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

Appointment of Certain Officers

On September 5, 2018, at the effective time of the Merger, Terrence DeFranco resigned from his position as Chief Executive Officer of the Company and, in connection with such resignation, relinquished his role as “Principal Executive Officer” of the Company for SEC reporting purposes. Mr. DeFranco remained in the roles of President, Chief Financial Officer, Secretary and Treasurer of the Company and, as such, continued in the roles of “Principal Financial Officer” and “Principal Accounting Officer” of the Company for SEC reporting purposes.

On September 5, 2018, in accordance with Article III, Section 3.2 of the Company’s Amended and Restated Bylaws, the Company increased the number of directors constituting its Board from one (1) to two (2). Upon consummation of the Merger, Barclay Knapp was appointed as member of the Board, to fill the vacancy created by the increase in the authorized number of directors.

In addition, at the effective time of the Merger, and upon effectiveness of Mr. DeFranco’s resignation as Chief Executive Officer, Barclay Knapp was appointed as Chief Executive Officer of the Company, to serve in such office at the pleasure of the Board, and until his successor has been appointed by the Board. In connection with his appointment as Chief Executive Officer of the Company, Barclay Knapp was designated as the Company’s “Principal Executive Officer” for SEC reporting purposes.

Compensatory Arrangements of Certain Officers

Employment Agreement with Barclay Knapp

On September 5, 2018, simultaneously with the consummation of the Merger, the Company entered into a two-year Employment Agreement with Barclay Knapp (the “Knapp Employment Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp will also receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s Common Stock determined by the Board, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Employment Agreement with Terrence DeFranco

On September 5, 2018, simultaneously with the consummation of the Merger, the Company entered into a two-year Employment Agreement (the “DeFranco Employment Agreement”) with Terrence DeFranco, pursuant to which he will serve as the Company’s President and Chief Financial Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the DeFranco Employment Agreement, Mr. DeFranco will earn an initial base annual salary of $375,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the discretion of the Board, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. DeFranco will also receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase 4,000,000 shares of the Company’s Common Stock, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. DeFranco is employed by the Company on each such vesting date. Mr. DeFranco will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Convertible notes payable

On June 19, 2018, the Company entered into a convertible note with principal of $150,000, with interest at 10%, due June 19, 2019, convertible after 180 days at a 40% discount to the lowest trading price during the previous 20 trading days prior to the date of conversion.

Stock issuances

In June 2018, the Company issued a total of 850,000 shares of common stock to two noteholders with an aggregate value of $276,250 for extension of the maturity dates of the notes.

In June 2018, the Company issued a total of 3,000,000 shares of common stock to four noteholders with an aggregate value of $963,900 for extending of the requirement date for filing a Form S-1 under the terms of the notes. These shares were issued in accordance with a Waiver and Extension Agreement dated April 30, 2018, and therefore, the value has been accrued as of May 31, 2018.

In June 2018, the Company issued 400,000 shares of common stock with a value of $152,000 to a consultant for services.

In June 2018, the Company issued a total of 1,500,000 shares of common stock with a value of $555,000 to two noteholders in connection with an agreement for additional funding of a maximum of $2.5 million.

In June 2018, the Company issued 250,000 shares of common stock with a value of $92,500 to a noteholder for payment of monitoring fees and legal expenses.

In July 2018, the Company issued 424,200 shares of common stock with a value of $156,954 and 318,150 warrants to a noteholder for the repayment of $353,416 of debt.

In July 2018, the Company issued 775,800 shares of common stock with a value of $294,804 and 581,850 warrants to a noteholder for the repayment of $760,021 of debt.

In August 2018, the Company issued 500,000 shares of common stock with a value of $274,550 to a consultant for services. These shares had vested in March, 2018, and therefore, the value has been accrued as of May 31, 2018.

In August 2018, the Company issued an aggregate of 1,000,000 shares of common stock with an aggregate value of $1,030,000 to employees and a consultant for services.

In August 2018, the Company issued an aggregate of 396,000 shares of common stock to a noteholder for conversion of $237,600 of debt.

In August 2018, the Company issued 192,453 shares of common stock to a warrant holder for the cashless exercise of 300,000 warrants.

Settlements

Joseph Gunnar & Co., LLC

On September 8, 2017, Joseph Gunnar & Co., LLC (the “Plaintiff”) filed a complaint with the Supreme Court of the State of New York, County of New York against the Company alleging failure and refusal to make payments totaling $262,500 owed to the Plaintiff under certain written agreements between the Plaintiff and the Company. On August 15, 2018, the Plaintiff and the Company reached a settlement whereby the Company agreed to pay the Plaintiff $150,000 for the release of all claims. The Company paid such settlement amount on August 16, 2018.

Subsequent to year end, the Company has entered into settlement agreements for a total of approximately $1,000,000 related to disputes with certain vendors.