Form 10-Q
period 2018-08-31
Solbright Group, Inc.
filed 2018-10-19
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

As of October 18, 2018, there were 196,570,322 shares of the registrant’s common stock outstanding.

SOLBRIGHT GROUP, INC.

FORM 10-Q

FOR THE QUARTERY PERIOD ENDED AUGUST 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated Balance Sheets

(Unaudited)

	August 31,	May 31,
	2018	2018

ASSETS

Current Assets:
Cash	$72,059	$114,128
Accounts receivable, net of allowances for uncollectables of $676,000	184,165	16,441
Contract assets, net	473,998	1,171,559
Prepaid expenses and other current assets	354,955	361,557
Total Current Assets	1,085,177	1,663,685

Property and equipment, net of accumulated depreciation of $9,242 and $7,839, respectively	20,291	21,695
Security deposit	30,289	30,289
Intangible assets, net of accumulated amortization of $659,036 and $599,430, respectively	855,377	914,983
Goodwill	13,039,399	13,039,399

Total Assets	$15,030,533	$15,670,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,983,537	$3,776,639
Accrued expenses	673,736	2,349,948
Contract liabilities	59,385	718,320
Accrued income tax	63,082	63,082
Warranty reserve	210,594	-
Debt subject to equity being issued	179,180	179,180
Advances from related party	827,700	-
Convertible debentures, net of debt discount	850,000	3,567,670
Notes payable	535,832	595,832
Total Current Liabilities	6,383,046	11,250,671

Commitments and Contingencies

Stockholders' Equity:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, 0 and 4,000,000 shares issued, respectively, and none outstanding	-	400
Common stock, $.0001 par value; 600,000,000 shares authorized; 43,434,034 and 29,106,870 shares issued and outstanding, respectively	4,343	2,911
Additional paid-in capital	76,243,805	66,399,526
Accumulated deficit	(67,600,661)	(61,983,057)
Treasury stock - preferred	-	(400)
Total Stockholders' Equity	8,647,487	4,419,380

Total Liabilities and Stockholders' Equity	$15,030,533	$15,670,051

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	August 31, 2018	August 31, 2017

Net sales	$845,482	$5,278,041

Cost of sales	1,035,485	4,495,977

Gross (Loss) Profit	(190,003)	782,064

Operating Expenses:
Selling, general and administrative	1,762,801	1,577,856
Total Operating Expenses	1,762,801	1,577,856

Loss From Operations	(1,952,804)	(795,792)

Other Income (Expense):
Interest expense	(3,125,125)	(2,418,162)
Gain on settlement of liability	21,353	-
Modification of beneficial conversion features on convertible notes	-	(594,583)
Total Income (Expense)	(3,103,772)	(3,012,745)

Loss Before Provision for Income Taxes	(5,056,576)	(3,808,537)

Provision for income taxes	-	-

Net Loss	$(5,056,576)	$(3,808,537)

Loss per Common Share - Basic and Diluted	$(0.15)	$(0.18)

Weighted Average Shares Outstanding - Basic and Diluted	34,104,199	21,370,655

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC.

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	August 31, 2018	August 31, 2017
Cash Flows From Operating Activities:
Net loss	$(5,056,576)	$(3,808,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	-	244,060
Gain on settlement of liability	(21,353)	-
Non-cash interest expense	798,742	-
Modification of beneficial conversion features on convertible notes	-	594,583
Depreciation and amortization	61,010	139,734
Amortization of debt discount and deferred finance costs	199,930	1,807,585
Issuance of common stock for financing	555,000	-
Issuance of common stock for inducement	1,476,250	85,651
Issuance of warrants for inducement	-	65,973
Issuance of common stock for services	1,481,750	236,320
Changes in operating assets and liabilities:
Accounts receivable, net	(167,724)	(2,429)
Contract assets	(378,266)	(89,721)
Prepaid expenses and other current assets	6,602	156,791
Accounts payable	(626,749)	596,798
Accrued expenses	(764,812)	506,187
Contract liabilities	46,077	197,029
Warranty reverse	20,381	-
Net Cash Provided by (Used In) Operating Activities	(2,369,738)	730,024

Cash Flows From Investing Activities:
Security deposit	-	(4,518)
Net Cash Used In Investing Activities	-	(4,518)

Cash Flows From Financing Activities:
Proceeds from related party advances	827,700	-
Proceeds from short-term note, related party	5,150,000	-
Payment of debt	(3,650,031)	(418,000)
Proceeds from convertible debt issuance	-	50,000
Net Cash Provided By (Used in) Financing Activities	2,327,669	(368,000)

Net Increase (Decrease) In Cash	(42,069)	357,506

Cash - Beginning of Year	114,128	469,845

Cash - End of Year	$72,059	$827,351

Supplemental Cash Flow Information:
Cash paid for:
Interest paid	$-	$91,043
Income taxes paid	$-	$-
Non Cash Investing and Financing Activities
Common stock issued for conversion of debt and accrued interest	$5,276,312	$-
Common stock issued for settlement of accounts payable	$92,500	$-
Original issue discount in connection with convertible debt issued	$-	$17,000
Deferred finance costs in connection with convertible debt issued	$-	$3,000
Beneficial conversion feature in connection with convertible debt issued	$-	$46,136
Issuance of common stock for accrued liability	963,900	-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

SOLBRIGHT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Solbright Group, Inc. (the “Parent”) was formed in the State of Delaware on May 7, 1998.  The Parent conducts business activities principally through its two wholly-owned subsidiaries, Arkados, Inc., a Delaware corporation, (“Arkados”) and SolBright Energy Solutions, LLC (“SES”), a Delaware limited liability company, formerly known as Arkados Energy Solutions, LLC (“AES”) (collectively, the “Company”).

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

SES – provides solar engineering, procurement and construction services, as well as energy conservation services and solutions to commercial and buildings throughout the eastern United States. These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. SES also markets and sells the technology solutions of Arkados to help building owners save money. SES sells its services directly to building owners and managers.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Parent, and its wholly-owned subsidiaries, which include SES and Arkados.  Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2018 as disclosed in our annual report on Form 10-K for that year. The results of the three months ended August 31, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2019.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $68 million since inception, including a net loss of approximately $5 million for the three months ended August 31, 2018. Additionally, the Company had negative working capital at August 31, 2018 and May 31, 2018. The Company had negative cash flows from operations during the three months ended August 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties. During the three months ended August 31, 2018, the Company issued convertible notes totaling $5,000,000 of which it used $3,400,000 of the net proceeds to repay outstanding indebtedness and other obligations. In addition, the Company entered into a commitment letter with one of the existing noteholders to provide the Company with up to $2,500,000 of additional funding, subject to mutual acceptance of such funding, before December 31, 2018. On July 30, 2018, the Company entered into an Agreement and Plan of Merger and Reorganization with Iota Networks, LLC, an Arizona limited liability company, which the Company believes will ultimately benefit its revenues, operations and cash flows. Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, the management of the Company believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern.

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Note”), (b) warrants (the “Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”).  The Company will use the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2019.  Upon issuance of the Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the Convertible Note, which is also payable on maturity.  Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default.  In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind.  Amounts due under the Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s ocmmon tsock at any time, at the option of the holder, at a conversion price of $0.60 per share.  The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares.  The Company may redeem the Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the Convertible Note, an amount equal to 100% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the Convertible Note, an amount equal to 120% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest.  If, while the Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the Convertible Note.  The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share.  The Warrants are exercisable for cash, or on a cashless basis.  The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies. On an ongoing basis, the Company evaluates its estimates and assumptions, including among other things, those related to revenue recognition, valuations of accounts receivable, long-lived assets, goodwill, and stock based compensation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted on June 1, 2018, using the modified retrospective method.  The modified retrospective method requires the standard to be applied to contracts that are initiated after the effective date and contracts that have remaining obligations as of the effective date.  See Note 3 for the required disclosures for ASC 606, Revenue from Contracts with Customers.

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2018. The Company did not have any material revenues from software licensing during the three months ended August 31, 2018 and 2017.

SES

Sales of products are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss.  Service revenue is recognized when the service is completed under ASC Topic 606.  Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying condensed consolidated balance sheet.

Cash and Cash Equivalents

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at both August 31 and May 31, 2018.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for uncollectible accounts. The Company provides for allowances for uncollectible receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of August 31, 2018 and May 31, 2018, the Company’s allowance for doubtful accounts was $676,000.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes. Dilutive EPS is computed by dividing net income (loss) by the sum of the weighted average number of common stock outstanding, and the dilutive shares,

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	August 31,
	2018	2017

Convertible notes	700,000	3,125,000
Stock options	5,520,834	7,437,500
Warrants	7,022,307	10,961,204
Potentially dilutive securities	13,243,141	21,523,704

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

During the three months ended August 31, 2018, 1,000,000 shares of the Company’s common stock was issued for consulting services amounting to $554,750 in stock-based compensation. Additionally, the Company issued 900,000 shares to employees amounting to $927,000 in stock-based compensation.

Stock based compensation expense for the three months ended August 31, 2018 and 2017 was $1,481,750 and $236,320, respectively, and is included in selling, general and administrative expense.

Stock based compensation expense related to stock options for the three months ended August 31, 2018 and 2017 was $0 and $244,060, respectively, and is included in selling, general and administrative expense.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.  Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment, valuation of goodwill for impairment, and intangible assets, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. Maintenance and repairs are expensed as incurred. When properties are retired or otherwise disposed of, related costs and related accumulated depreciation are removed from the accounts.

Goodwill and Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. Goodwill and certain intangible assets are assessed annually, or when certain triggering events occur, for impairment using fair value measurement techniques. These events could include a significant change in the business climate, legal factors, a decline in operating performance, competition, sale or disposition of a significant portion of the business, or other factors. Specifically, a goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company uses level 3 inputs and a discounted cash flow methodology, along to estimate the fair value of a reporting unit. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units.

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

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 became effective for the Company on August 31, 2018 under the modified retrospective approach. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The Company adopted this ASU on June 1, 2018.  See Note 3.

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”.  The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation.  The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this ASU on June 1, 2018.  The adoption of ASU 2017-01 did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have any impact on the Company's condensed consolidated financial statements and related disclosures.

All newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – REVENUES

On June 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed as of June 1, 2018 (the date of initial application). As a result, the Company has recorded a cumulative effect adjustment to increase accumulated deficit by $561,028 as of June 1, 2018 as well as the following cumulative effect adjustments:

●	A decrease to contract assets of $1,075,827;
●	A decrease to contract liabilities of $705,012; and
●	An increase to warranty reserve of $190,213.

The adoption of ASC Topic 606 did not have a material impact on net cash used in operating activities for the three months ended August 31, 2018.

The increase in accumulated deficit, and increase to warranty reserve of $190,213, primarily resulted from a change in the manner of accounting for revenue recognition over time. Previously, the Company used the milestone method of accounting for contracts. Upon adoption of ASC Topic 606, Solar system contracts are generally accounted for using the cost to cost percentage of completion method, resulting in a more constant recognition of revenue and margin over the term of the contract.

The following table presents how the adoption of ASC Topic 606 affected certain line items in the condensed consolidated balance sheet:

	As of August 31, 2018
	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606

Contract assets (previously presented as cost in excess of billings)	$1,549,825	$(1,075,827)	$473,998
Warranty reverse (previously included with billings in excess of costs)	20,381	190,213	210,594
Contract liabilities (previously presented as billings in excess of costs)	764,397	(705,012)	59,385
Accumulated deficit	(68,161,689)	(561,028)	(67,600,661)
Net Cash (Used in) Operating Activities	(2,369,738)	-	(2,369,738)
Net Cash Provided by Financing Activities	2,327,669	-	2,327,669

Update to Major Accounting Policies

Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended May 31, 2018. The revised accounting policy on revenue recognition is provided below.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

Payment is generally due within 30 to 45 days of invoicing based on progress billings.  There is no financing or variable component.  The Company does not act as an agent in its contracts.

Solar Installation and Construction Contracts

The Company recognizes solar panel system design, construction and installation contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts.  The Company recognizes revenue using the cost to cost percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Customer payments on solar system contracts are typically billed upon the successful completion of milestone written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.  The Company has recorded a loss reserve on contract assets as of August 31, 2018 of $125,674.

Variable Consideration

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The Company generally provides limited warranties for work performed under its solar system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such Warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of August 31, 2018, the Company has recognized a warranty reserve of approximately $210,594.

Practical Expedients

The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a service to a customer and when the customer pays for that service will be one year or less.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the Company from its customers (use taxes, value added taxes, some excise taxes).

Contract modifications

There were no contract modifications during the three months ended August 31, 2018.  Contract modifications are not routine in the performance of the Company’s contracts.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of August 31, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $2,768,406 in remaining unsatisfied performance obligations as of August 31, 2018.

The Company expects to satisfy its remaining unsatisfied performance obligations as of August 31, 2018 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

NOTE 4 - ACQUISITIONS

Merger Agreement with Iota Networks, LLC

On July 30, 2018, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Iota Networks, LLC, an Arizona limited liability company, and a direct wholly owned subsidiary of the Company (the “Merger Sub”), M2M Spectrum Networks, LLC, an Arizona limited liability company (“M2M”), and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M (“Spectrum”).  Pursuant to the terms of the Merger Agreement, as of September 1, 2018, Merger Sub will merge with and into M2M (the “Merger”), a dedicated Internet of Things (IoT) network access and IoT solutions company, with M2M continuing as the surviving entity and a wholly owned subsidiary of the Company.  See Note 15 - Subsequent Events.

Proforma Information (unaudited)

The following unaudited pro forma information presents the consolidated results of the Company’s operations and the results of the Merger as if it had been consummated on June 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the Merger and does not include operational for other charges which might have been affected by the Company.  The unaudited pro forma information for the three months ended August 31, 2018 and 2017 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future.  There were no material nonrecurring pro forma adjustments:

	Three months ended August 31,
	2018	2017
Net revenue	$6,296,052	$7,117,977

Net loss	$(7,606,109)	$(5,786,206)

NOTE 5 - INTANGIBLE ASSETS AND GOODWILL

During the three months ended, August 31, 2018, the Company did not complete any acquisitions.

The following table provides a roll forward of goodwill:

Beginning balance, May 31, 2018	$13,039,399
Acquisitions	—
Accumulated impairment losses	—
Ending balance, August 31, 2018	$13,039,399

During the year ended May 31, 2018, the Company determined that the value of the intangible assets was impaired and recorded an impairment loss of $1,259,587.

The following provides a breakdown of identifiable intangible assets as of:

	Three Months Ended August 31, 2018
	IP/Technology	Customer Relationships	Tradenames	Non-Compete	Total
Identifiable intangible assets, gross	$440,950	$204,816	$858,247	$10,400	$1,514,413
Impairment losses	-	-	-	-	-
Accumulated amortization	(175,376)	(186,093)	(294,276)	(3,291)	(659,036)
Identifiable intangible assets, net	$265,574	$18,723	$563,971	$7,109	$855,377

	Year Ended May 31, 2018
	IP/Technology	Customer Relationships	Tradenames	Non-Compete	Total
Identifiable intangible assets, gross	$739,000	$853,000	$1,171,600	$10,400	$2,774,000
Impairment losses	(298,050)	(648,184)	(313,353)	-	(1,259,587)
Accumulated amortization	(157,950)	(184,817)	(253,847)	(2,817)	(599,430)
Identifiable intangible assets, net	$283,000	$19,999	$604,400	$7,583	$914,983

The weighted average useful life remaining of identifiable intangible assets remaining is 3.7 years.

Amortization of identifiable intangible assets for the three months ended August 31, 2018 and 2017 was $59,606, and $138,330, respectively.

As of August 31, 2018, the estimated annual amortization expense for each of the next four fiscal years is approximately $230,000 per year through 2022.

NOTE 6 - ACCRUED EXPENSES

As of August 31 and May 31, 2018, accrued expenses consist of the following amounts:

	August 31,	May 31,
	2018	2018
Accrued interest payable	274,103	281,719
Accrued payroll	149,354	134,508
Accrued common stock payable for note extension and waiver	-	963,900
Accrued common stock payable for investor relations	-	439,550
Accrued other	250,279	530,321
	$673,736	$2,349,948

NOTE 7 – WARRANTY RESERVE

The Company generally provides limited warranties for work performed under its solar system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of August 31, 2018, the Company has recognized a warranty reserve of $210,594.   Warranty expense was $20,381 and $0 for the three months ended August 31, 2018 and 2017, respectively.   The warranty reserve in the table noted below was included with contract liabilities as of May 31, 2018 on the accompanying balance sheet.

The following table provides a roll forward of the Company’s warranty reserve:

Beginning balance, May 31, 2018	$190,213
Accrual for warranties issued	20,381
Settlements made	-
Ending balance, August 31, 2018	$210,594

NOTE 8 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of August 31 and May 31, 2018, convertible debentures, net of debt discount, consist of the following amounts:

	August 31, 2018	May 31, 2018

10% Convertible note payable, dated June 19, 2018, due June 19, 2019	$150,000	$-
9% Convertible note payable, dated June 29, 2018, due December 29, 2018	247,450	-
9% Convertible note payable due June 29, 2018, due December 29, 2018	452,550	-
Convertible notes repaid, transferred or converted to common stock during the three months ended August 31, 2018	-	3,567,670

	$850,000	$3,567,670

As of August 31 and May 31, 2018, notes payable consist of the following amounts:

	August 31, 2018	May 31, 2018

Notes payable dated 2011, currently in default, at interest of 0% to 16%	$91,020	$91,020
Notes payable dated 2011, currently in default, at interest of 8%	124,812	124,812
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000	150,000
Note payable, dated January 15, 2016, repaid on August 16, 2018	-	60,000
Note payable, dated March 31, 2016, currently in default,with interest at 12%	10,000	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated April 20, 2018, due November 30, 2018, with interest at 10%	50,000	50,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000	100,000

	$535,832	$595,832

AIP Financing

On May 1, 2017, the Company issued 10% Secured Convertible Promissory Notes (the “10% Secured Convertible Notes”) in the aggregate principal amount of $2,500,000 to a group of noteholders (“AIP”)

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017. Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the three months ended August 31, 2017.

In relation to this transaction, the Company recorded a debt discount related to the warrants issued, a debt discount related to the beneficial conversion feature, an OID and deferred finance costs. Total straight-line amortization for these transactions amounted to $0 and $1,052,539 for the three months ended August 31, 2018 and 2017, respectively.

On April 30, 2018, the Company entered into a Waiver and Extension Agreement extending the maturity date of the 10% Secured Convertible Notes and the filing date of a registration on Form S-1 to July 1, 2018 in exchange for 3,000,000 shares of the Company’s common stock with a value of $963,900 and is included in accrued expenses and interest expense as of and for the year ended May 31, 2018. These shares were issued during the three months ended August 31, 2018.

These Secured Notes were repaid in full during the three months ended August 31, 2018.

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

In relation to this transaction, the Company recorded a debt discount related to the warrants issued, a debt discount related to the beneficial conversion feature, an OID and deferred finance costs. Total straight-line amortization for these transactions amounted to $0 and $512,786 for the three months ended August 31, 2018 and 2017, respectively. The loan balance of $859,999, net of debt discount of $0, is classified as convertible debentures, net of debt discount, as of August 31, 2018 and May 31, 2018.

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

These notes were exchanged for two convertible notes totaling $700,000 on June 28, 2018. The new notes are due December 31, 2018, bear interest at 9%, and are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of the Company’s common stock over the prior 30 trading days from the date of conversion. The terms of the Exchange Agreements included cash payment in the aggregate of $900,000, 1,200,000 shares of the Company’s common stock, and warrants to purchase 900,000 of the Company’s common stock. Total debt discount as a result of the exchange was $740,032.  The total balance of the two convertible notes was $700,000 as of August 31, 2018.

Fiscal Year 2018 (Year Ended May 31, 2018)

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term. The note includes OID of $20,000, deferred financing costs of $17,600, and a discount for the warrants, restricted stock and beneficial conversion feature of $165,026, resulting in a total debt discount of $202,626. Total proceeds from this note was $200,000. The total amortization of the debt discount was $105,849 for the three months ended August 31, 2018. This note was converted in full for 396,000 shares of the Company’s stock during the three months ended August 31, 2018.

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%. The note is non-convertible for 180 days from the date of issuance, after which the note is convertible at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The note includes OID of $3,000, resulting in net proceeds of $147,000. The beneficial conversion feature resulted in a debt discount of $120,142. The total amortization of the total debt discount was $84,681 for the three months ended August 31, 2018. This note was repaid in full in August 2018.

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500 and beneficial conversion feature resulting in a debt discount of $4,275. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.578 per share), resulting in a debt discount of $11,500. The total amortization of the total debt discount of $11,500 was $6,313 for the three months ended August 31, 2018. The outstanding principal balance of $11,500 was repaid in July 2018.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500, deferred financing costs of $500, and beneficial conversion feature resulting in a debt discount of $4,293. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.60 per shares), resulting in a debt discount of $12,000. The total amortization of the debt discount was $6,587 for the three months ended August 31, 2018. The outstanding principal balance of $12,000 was repaid in July 2018.

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

Transactions for the Three Months Ended August 31, 2018

In August 2018, the Company repaid a note payable dated January 15, 2016 to a third party for $60,000.

On June 19, 2018, the Company entered into a convertible note payable for $150,000 with interest at 10%, due June 19,2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of the Company’s common stock over the 20 trading days prior to conversion.

Note Purchase and Sale Transaction  – Related Party

On June 28, 2018, the Company entered into Note Purchase Agreements (the “Purchase Agreements”) with certain “accredited investors” (See Note 15 - Subsequent Events) (collectively, the “Holders”), pursuant to which the Holders will purchase 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”) in the aggregate principal amount of up to $5,000,000 (the “Note Purchase and Sale Transaction”).  The Company used the net proceeds from the sale of the Convertible Notes to repay certain of the Company’s existing indebtedness and for working capital and general corporate purposes.  The Convertible Notes will have an aggregate principal balance of up to $5,000,000, and a stated maturity date of December 31, 2018.  The principal on the Convertible Notes bears interest at a rate of 10% per annum, which is also payable on maturity.  Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the Convertible Notes may be converted into shares (“Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holders, or automatically upon the occurrence of certain events, at a conversion price of $1.00 per share (the “Conversion Price”).  Upon the occurrence of an event of default under the terms of the Convertible Notes, and the passage of 15 business days following the Holders giving notice of such event of default to the Company, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind.  The Conversion Price and number of shares issuable upon conversion of the Convertible Notes is subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, at a price lower than the Conversion Price while the Convertible Notes are outstanding, or other standard dilutive events. The Company has agreed to provide the Holders with registration rights covering the Conversion Shares.  In connection with the issuance of the Convertible Notes, the Company entered into a Pledge Agreement with the Holders, pursuant to which the Company granted the Holders, a security interest in 100% of the shares of the Company’s subsidiaries. All of the Convertible Notes issued under the Purchase Agreements rank pari passu with all other Convertible Notes issued in connection with the Note Purchase and Sale Transaction.

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

Upon execution of the Merger Agreement (See Note 15  - Subsequent Events), an aggregate of $5,038,712 of principal and accrued interest due in connection with the Note Purchase Agreement was converted into 5,038,712 shares of the Company’s common stock on July 31, 2018, at a conversion price of $1.00 per share.

Total interest expense for all notes was $2,925,195 and $610,577 for three months ended August 31, 2018 and 2017, respectively.

NOTE 9 - STOCKHOLDERS’ EQUITY

Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of August 31, 2018 or May 31, 2018.

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

Dividends

Cash dividends accrue on each share of Series A Stock, at the rate of 4% per annum of the Stated Value and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of August 31, 2018, the Company had no undeclared dividends in arrears.

Equity Transactions During the Period

The following transactions affected the Company’s Stockholders’ Equity:

Transactions for the Three Months Ended August 31, 2017

On June 1, 2017, the Company entered into a consulting agreement for services which included the issuance of 160,000 shares of the Company’s common stock at a value of $112,000.

On August 11, 2017, the Company entered into a consulting agreement for services which included the issuance of 200,000 shares of the Company’s common stock at a value of $124,000.

On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017 (see Note 8). Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the three months ended August 31, 2017.

Transactions for the Three Months Ended August 31, 2018

The following transactions affected the Company’s Stockholders’ Equity for Three Months Ended August 31, 2018:

In June 2018, the Company issued a total of 850,000 shares of common stock to two noteholders with an aggregate value of $276,250 for extension of the maturity dates of the notes.

In June 2018, the Company issued a total of 2,999,999 shares of common stock to four noteholders with an aggregate value of $963,900 for extending of the requirement date for filing a Form S-1 under the terms of the notes.

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

In July 2018, the Company issued 424,200 shares of common stock with a value of $156,954 and 318,150 warrants to a noteholder for the repayment of $424,200 of debt and interest.

In July 2018, the Company issued 775,800 shares of common stock with a value of $294,804 and 581,850 warrants to a noteholder for the repayment of $775,800 of debt and interest.

In July 2018, a related party converted $5,038,712 of convertible notes and accrued interest into 5,038,712 shares of the Company’s common stock at a price of $1.00 per share.

In August 2018, the Company issued 500,000 shares of common stock with a value of $299,750 to a consultant for services.

In August 2018, the Company issued an aggregate of 900,000 shares of common stock with an aggregate value of $927,000 to employees for services.

In August 2018, the Company issued 100,000 shares of common stock with a value of $103,000 to a consultant for services.

In August 2018, the Company issued an aggregate of 396,000 shares of common stock to a noteholder for conversion of $237,600 of debt.

In August 2018, the Company issued 192,453 shares of common stock to a warrant holder for the cashless exercise of warrants.

NOTE 10 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of FASB ASC Topic 718, “Compensation – Stock Compensation.”

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

Options

There were no options issued during the three months ended August 31, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	6,520,834	$1.12
Granted	-	-
Exercised	-	-
Expired or cancelled	(1,300,000)	0.60
Outstanding at August 31, 2018	5,220,834	$1.24

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2018:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	1,000,000	7.65	$0.60	1,000,000
1.00	1,025,000	4.29	1.00	1,025,000
1.20	1,562,500	6.33	1.20	1,562,500
1.50	541,667	8.66	1.50	541,667
2.00	1,091,667	6.23	2.00	1,091,667
	5,220,834	6.40	$1.24	5,520,834

The compensation expense attributed to the issuance of the options will be recognized as they vested/earned. These stock options are exercisable for three to ten years from the grant date.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.39 as of August 31, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $0 and $244,060 for the three months ended August 31, 2018 and 2017, respectively. As of August 31, 2018, there was future compensation cost of $0 related to non-vested stock options.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	7,260,641	$1.15
Granted	900,000	0.60
Exercised	(300,000)	0.60
Expired or cancelled	(838,334)	2.00
Outstanding at August 31, 2018	7,022,307	$0.92

The following table summarizes information about warrants outstanding and exercisable at August 31, 2018:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.60	1,208,928	4.72	$0.60	1,208,928
1.00	2,777,889	1.55	1.00	2,777,889
1.20	2,868,823	0.99	1.20	2,868,823
2.00	166,667	0.66	2.00	166,667
	7,022,307	1.09	$0.95	7,022,307

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

Issuances of warrants to purchase shares of the Company's common stock were as follows:

a.     On June 28, 2018, the Company issued an aggregate of 900,000 warrants with a five-year term and an exercise price of $0.60 per share in connection with Exchange Agreements with two noteholders (see Note 8).

b.      In August 2018, a warrant holder for executed a cashless exercise of 300,000 warrants for 192,453 shares of the Company’s common stock.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases

Effective October 1, 2014 as amended on January 15, 2015, the Company entered a lease for its office space at a total monthly rental of $1,874. The lease expired on January 15, 2016. The Company renewed this lease until January 15, 2017 at a monthly rental of $2,034. In January 2017, the Company renewed this lease until January 15, 2018, with an option to renew for one additional year upon its expiration. The lease was not renewed and expired.

The Company’s SES subsidiary leases offices in Jericho, New York. The facility is approximately 1,850 square feet, occupied pursuant to a lease that commenced on August 1, 2015 and expires September 30, 2018. The average annual rent over the term of the lease is approximately $57,300. This amount does not include taxes for the premises. This lease was not renewed and expired on September 30, 2018.

In May 2016, SES entered into a new facilities lease with a third party for an office space in South Carolina with a lease term of 64 months for its corporate office.  The first two months were abated and then the monthly base rent is $5,176 per month for 10 months.  The base rent has gradual increases until $6,000 per month in months 61-64.  Monthly rent payment also includes common area maintenance charges, taxes, parking and other charges.  The Company also paid a security deposit of $7,166 which is recorded as a prepaid expense on the accompanying balance sheet.

Rent expense for all locations including occupancy costs for the three months ended August 31, 2018 and 2017 was $14,616 and $27,166, respectively.

Future minimum rental commitments of non-cancelable operating leases (including the Jericho lease) are as follows:

For the twelve-month period ended August 31,	Office Rent

2019	$73,496
2020	68,548
2021	70,600
2022	-
Thereafter	-
$212,644

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

Net Sales

Two customers accounted for 98% of net sales for the three months ended August 31, 2018, as set forth below:

Customer 1	57%
Customer 2	41%

One customer accounted for 93% of net sales for the three months ended August 31, 2017, as set forth below:

Customer 1	93%

Accounts Receivable

Two customers accounted for 74% of the accounts receivable as of August 31, 2018, as set forth below:

Customer 1	50%
Customer 2	24%

One customer accounted for 96% of the accounts receivable as of August 31, 2017, as set forth below:

Customer 1	96%

NOTE 13 - RELATED PARTY TRANSACTIONS

See Note 15 - Subsequent Events regarding compensatory arrangements with certain officers.

NOTE 14 - BUSINESS SEGMENT INFORMATION

As of August 31, 2018, the Company had two operating segments, Arkados and SES.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. The Company evaluates performance based primarily on income (loss) from operations.

The Company’s revenues for the three months ended August 31, 2018 and 2017 were solely derived from SES revenues from solar energy projects within North America.

Operating results for the business segments of the Company were as follows:

	Arkados	SES	Total
Three Months Ended August 31, 2018
Net sales	$-	$845,482	$845,482
Loss from operations	$(1,438,180)	$(514,624)	$(1,952,804)

Three Months Ended August 31, 2017
Net sales	$-	$5,278,041	$5,278,041
Income (loss) from operations	$(1,018,391)	$222,599	$(795,792)

Total Assets
August 31, 2018	$203,951	$15,676,143	$15,030,533
May 31, 2018	$99,149	$15,570,902	$15,670,051

NOTE 15 – SUBSEQUENT EVENTS

On September 18, 2018, the Company entered into a $440,000 convertible note with an accredited investor. The note bears interest at 8%, is due March 31, 2019, includes an OID of $40,000, and is convertible into shares of the Company’s common stock at any time at a price of $0.60 per share. The terms of the note include the issuance a warrant to purchase 600,000 shares of the Company’s stock with a 3-year term and exercise price of $0.60 per shares, and the issuance of 100,000 shares of the Company’s common stock which the Company issued on October 9, 2018.

On October 3, 2018, the Company issued 129,300 shares of common stock with a fair value of $0.89 per share to a noteholder in exchange for a waiver of default related to a note payable.

On October 16, 2018, the Company issued 70,700 shares of common stock to a noteholder in exchange for an Amendment to the note dated June 29, 2018 allowing for an extension of repayment terms.

Merger Agreement with Iota Networks, LLC

On July 30, 2018, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Iota Networks, LLC, an Arizona limited liability company, and a direct wholly owned subsidiary of the Company (the “Merger Sub”), M2M Spectrum Networks, LLC, an Arizona limited liability company (“M2M”), and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M (“Spectrum”).  Pursuant to the terms of the Merger Agreement, Merger Sub will merge with and into M2M (the “Merger”), a dedicated Internet of Things (IoT) network access and IoT solutions company, with M2M continuing as the surviving entity and a wholly owned subsidiary of the Company.

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

●

for the purposes of calculating the number of shares of the Company’s common stock to be issued in exchange for common equity units of M2M Spectrum Networks in connection with the Merger, the conversion ratio will be 1.5096; and

●	38,390,322 shares of the Company’s common stock were issued and outstanding as of the Closing. This excludes the 5,038,712 shares issued for the July 2018 converstion of debt as noted below.

Additionally, in July 2018, M2M converted $5,038,712 of convertible debt and accrued interest into 5,038,712 shares of the Company’s common stock.

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

Immediately following the Merger, the Company had 196,570,322 shares of common stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,429,034 shares of common stock of the Company, representing approximately 19.6% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of M2M Spectrum Networks effectively acquiring control of the Company. The Merger will be treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. M2M Spectrum Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of M2M Spectrum Networks before the Merger in future filings with the SEC.

The parties intend for the Merger to qualify as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

The Company is currently evaluating the purchase price allocation for the Merger which it expects to be completed during the three months ended November 30, 2018.

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

Convertible Note Transaction

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Note”), (b) warrants (the “Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”).  The Company will use the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2019.  Upon issuance of the Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the Convertible Note, which is also payable on maturity.  Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default.  In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind.  Amounts due under the Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s ocmmon tsock at any time, at the option of the holder, at a conversion price of $0.60 per share.  The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares.  The Company may redeem the Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the Convertible Note, an amount equal to 100% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the Convertible Note, an amount equal to 120% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest.  If, while the Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the Convertible Note.  The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share.  The Warrants are exercisable for cash, or on a cashless basis.  The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth our Annual Report on Form 10-K for the fiscal year ended May 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

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

Significant Developments During the Three Months Ended August 31, 2018

Convertible debentures, net of debt discount, consist of the following amounts:

	August 31, 2018	May 31, 2018

10% Convertible note payable, dated June 19, 2018, due June 19, 2019	$150,000	$-
9% Convertible note payable, dated June 29, 2018 due December 29, 2018	247,450	-
9% Convertible note payable due June 29, 2018, due December 29, 2018	452,550	-
Convertible notes repaid, transferred or converted to common stock during the three months ended August 31, 2018	-	3,567,670

	$850,000	$3,567,670

Notes payable consist of the following amounts:

	August 31, 2018	May 31, 2018

Notes payable dated 2011, currently in default, at interest of 0% to 16%	$91,020	$91,020
Notes payable dated 2011, currently in default, at interest of 8%	124,812	124,812
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000	150,000
Note payable, dated January 15, 2016, repaid on August 16, 2018	-	60,000
Note payable, dated March 31, 2016, currently in default,with interest at 12%	10,000	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated April 20, 2018, due November 30, 2018, with interest at 10%	50,000	50,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000	100,000

	$535,832	$595,832

AIP Financing

On May 1, 2017, the Company issued 10% Secured Convertible Promissory Notes (the “10% Secured Convertible Notes”) in the aggregate principal amount of $2,500,000 to a group of noteholders (“AIP”)

In connection with the AIP Financing, the Company and the Holders entered into a Registration Rights Agreement under which the Company required, in no event later than 75 calendar days after the closing of the AIP Financing, to file a registration statement with the SEC covering the resale of the shares of the Company’s common stock issuable on conversion of the 10% Secured Convertible Notes and exercise of the AIP Warrants and to use reasonable best efforts to have the registration declared effective as soon as practicable, but in no event later than 120 days after the closing of the AIP Financing. The Company will be subject to certain monetary penalties, as set forth in the Registration Rights Agreement, if the registration statement is not filed, does not become effective on a timely basis, or does not remain available for the resale (subject to certain allowable grace periods) of the Registrable Securities, as such term is defined in the Registration Rights Agreement. On August 29, 2017, the Company entered into an Agreement and Waiver (the “Waiver”) with AIP and issued an aggregate of 150,001 shares to AIP as a monetary penalty for not filing a registration statement on Form S-1 by July 15, 2017 as set forth in the Registration Rights Agreement dated May 1, 2017. Additionally, under the Waiver, the Company agreed to reduce the conversion price of the 2,500,000 warrants issued to AIP in connection with the AIP Financing from $0.80 to $0.60 per share. This modification in connection with the amendment of this beneficial conversion feature resulted in a charge to other expense of $594,583 for the three months ended August 31, 2017.

In relation to this transaction, the Company recorded a debt discount related to the warrants issued, a debt discount related to the beneficial conversion feature, an OID and deferred finance costs. Total straight-line amortization for these transactions amounted to $0 and $1,052,539 for the three months ended August 31, 2018 and 2017, respectively.

On April 30, 2018, the Company entered into a Waiver and Extension Agreement extending the maturity date of the 10% Secured Convertible Notes and the filing date of a registration on Form S-1 to July 1, 2018 in exchange for 3,000,000 shares of the Company’s common stock with a value of $963,900 and is included in accrued expenses and interest expense as of and for the year ended May 31, 2018. These shares were issued during the three months ended August 31, 2018.

These Secured Notes were repaid in full during the three months ended August 31, 2018.

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

In relation to this transaction, the Company recorded a debt discount related to the warrants issued, a debt discount related to the beneficial conversion feature, an OID and deferred finance costs. Total straight-line amortization for these transactions amounted to $0 and $512,786 for the three months ended August 31, 2018 and 2017, respectively. The loan balance of $859,999, net of debt discount of $0, is classified as convertible debentures, net of debt discount, as of August 31, 2018 and May 31, 2018.

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

These notes were exchanged for two convertible notes totaling $700,000 on June 28, 2018. The new notes are due December 31, 2018, bear interest at 9%, and are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of the Company’s common stock over the prior 30 trading days from the date of conversion. The terms of the Exchange Agreements included cash payment in the aggregate of $900,000, 1,200,000 shares of the Company’s common stock, and warrants to purchase 900,000 of the Company’s common stock. Total debt discount as a result of the exchange was $740,032. The total balance of the two convertible notes was $700,000 as of August 31, 2018.

Fiscal Year 2018 (Year Ended May 31, 2018)

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term. The note includes OID of $20,000, deferred financing costs of $17,600, and a discount for the warrants, restricted stock and beneficial conversion feature of $165,026, resulting in a total debt discount of $202,626. Total proceeds from this note was $200,000. The total amortization of the debt discount was $105,849 for the three months ended August 31, 2018. This note was converted in full for 396,000 shares of the Company’s stock during the three months ended August 31, 2018.

On February 2, 2018, the Company issued a convertible note payable for $150,000, due February 2, 2019, with an annual interest rate of 10%. The note is non-convertible for 180 days from the date of issuance, after which the note is convertible at a conversion price equal to 60% of the lowest trading price during the 20 trading days prior to conversion. The note includes OID of $3,000, resulting in net proceeds of $147,000. The beneficial conversion feature resulted in a debt discount of $120,142. The total amortization of the total debt discount was $84,681 for the three months ended August 31, 2018. This note was repaid in full in August 2018.

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500 and beneficial conversion feature resulting in a debt discount of $4,275. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.578 per share), resulting in a debt discount of $11,500. The total amortization of the total debt discount of $11,500 was $6,313 for the three months ended August 31, 2018. The outstanding principal balance of $11,500 was repaid in July 2018.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. The Company received an initial tranche of $10,000 on March 15, 2018, which includes on OID of $1,500, deferred financing costs of $500, and beneficial conversion feature resulting in a debt discount of $4,293. In connection with this initial tranche, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note ($0.60 per shares), resulting in a debt discount of $12,000. The total amortization of the debt discount was $6,587 for the three months ended August 31, 2018. The outstanding principal balance of $12,000 was repaid in July 2018.

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

Transactions for the Three Months Ended August 31, 2018

In August 2018, the Company repaid a note payable dated January 15, 2016 to a third party for $60,000.

On June 19, 2018, the Company entered into a convertible note payable for $150,000 with interest at 10%, due June 19,2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of the Company’s common stock over the 20 trading days prior to conversion.

Note Purchase and Sale Transaction – Related Party

On June 28, 2018, we entered into Note Purchase Agreements (the “Purchase Agreements”) with certain “accredited investors” (collectively, the “Holders”), pursuant to which the Holders will purchase 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”) in the aggregate principal amount of up to $5,000,000 (the “Note Purchase and Sale Transaction”).  We used the net proceeds from the sale of the Convertible Notes to repay certain of the Company’s existing indebtedness and for working capital and general corporate purposes. The Convertible Notes will have an aggregate principal balance of up to $5,000,000, and a stated maturity date of December 31, 2018.  The principal on the Convertible Notes bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the Convertible Notes may be converted into shares (“Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holders, or automatically upon the occurrence of certain events, at a conversion price of $1.00 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the Convertible Notes, and the passage of 15 business days following the Holders giving notice of such event of default to the Company, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind.  The Conversion Price and number of shares issuable upon conversion of the Convertible Notes is subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, at a price lower than the Conversion Price while the Convertible Notes are outstanding, or other standard dilutive events.  The Company has agreed to provide the Holders with registration rights covering the Conversion Shares. In connection with the issuance of the Convertible Notes, the Company entered into a Pledge Agreement with the Holders, pursuant to which the Company granted the Holders, a security interest in 100% of the shares of the Company’s subsidiaries.  All of the Convertible Notes issued under the Purchase Agreements rank pari passu with all other Convertible Notes issued in connection with the Note Purchase and Sale Transaction.

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

Upon execution of the Merger Agreement (See Note 15  - Subsequent Events), an aggregate of $5,038,712 of principal and accrued interest due in connection with the Note Purchase Agreement was converted into 5,038,712 shares of the Company’s common stock on July 31, 2018, at a conversion price of $1.00 per share.

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

●

for the purposes of calculating the number of shares of the Company’s common stock, $0.0001 par value per share, to be issued in exchange for common equity units of M2M Spectrum Networks in connection with the Merger, the conversion ratio will be 1.5096; and

●	43,429,034 shares of the Company’s common stock were issued and outstanding as of the Closing.

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

Immediately following the Merger, the Company had 196,570,322 shares of common stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 38,390,322 shares of common stock of the Company, representing approximately 19.6% ownership of the post-Merger Company.  Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of M2M Spectrum Networks effectively acquiring control of the Company.  The Merger will be treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes.  M2M Spectrum Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of M2M Spectrum Networks before the Merger in future filings with the SEC.

The parties intend for the Merger to qualify as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

Results of Operations

Comparison of the Three Months Ended August 31, 2018 to the Three Months Ended August 31, 2017

A comparison of the Company’s operating results for the three months ended August 31, 2018 and 2017, respectively, is as follows. For purposes of this presentation, any corporate related expenses are classified under Solbright Group, Inc. as the parent company (“SG”).

For the Three Months Ended August 31, 2018

	Arkados	SES	SG	Total
Net Sales	$-	$845,482	$-	$845,482
Cost of Sales	-	1,035,485	-	1,035,485
Gross Profit (Loss)	-	(190,003)	-	(190,003)

Operating Expenses	108,740	328,878	1,325,183	1,762,801
Operating Income (Loss)	(108,740)	(518,881)	(1,325,183)	(1,952,804)
Other income (expenses)	-	(5,328)	(3,098,444)	(3,103,772)
Loss before income taxes	$(108,740)	$(524,209)	$(4,423,627)	$(5,056,576)

For the Three Months Ended August 31, 2018

	Arkados	SES	SG	Total
Net sales	$-	$5,278,041	$-	$5,278,041
Cost of Sales	-	4,495,977	-	4,495,977
Gross Profit (Loss)	-	782,064	-	782,064

Operating Expenses	261,963	559,465	756,428	1,577,856
Operating Income (Loss)	(261,963)	222,599	(756,428)	(795,792)
Other income (expenses)	(94,914)	-	(2,917,831)	(3,012,745)
Loss before income taxes	$(356,877)	$222,599	$(3,674,259)	$(3,808,537)

Period over period change

	Arkados	SES	SG	Total
Net sales	$-	$(4,432,559)	$-	$(4,432,559)
Cost of Sales	-	(3,460,492	-	(3,460,492
Gross Profit (Loss)	-	(972,067)	-	(972,067)

Operating Expenses	(153,223)	(230,587)	568,755	184,945
Operating Income (Loss)	153,223	(741,480)	(568,755)	(1,157,012)
Other income (expenses)	94,914	(5,328)	(180,613)	(91,027)
Loss before income taxes	$248,137	$(746,808)	$(749,368)	$(1,248,039)

Net Sales

Net sales decreased by $4,432,559, or 84%, for the three months ended August 31, 2018, as compared to the three months ended August 31, 2017, as a result of a decrease in customers and contracts between the periods.

Cost of Sales and Gross Margins

Cost of sales decreased by $3,460,492, or 77%, for the three months ended August 31, 2018, as compared to the three months ended August 31, 2017, as a result of decreased net sales during the three months ended August 31, 2018.

Operating Expenses

Operating expenses increased by $184,945, or 12%, for the three months ended August 31, 2018, as compared to the three months ended August 31, 2017, as a result an increase common stock issued to employees and for third-party services, partially offset by a decrease in depreciation and amortization.

Other Income (Expense)

Other income (expense) decreased by $91, 027, or 3%, for the three months ended August 31, 2018, as compared to the three months ended August 31, 2017, as a result of decreased interest expense from convertible notes and note payable.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2018, we had cash on hand of $72,059 and a working capital deficiency of $5,297,869, as compared to cash on hand of $114,128 and a working capital deficiency of $9,586,986 as of May 31, 2018. The decrease in working capital deficiency is mainly due to a decrease in accounts payable and accrued expenses, as well a decrease in short-term convertible debt balances as a result of repayments and conversions to common stock during the three months ended August 31, 2018.

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

On April 30, 2018, the Company entered into a Waiver and Extension Agreement extending the maturity date of the 10% Secured Convertible Notes and the filing date of a registration on Form S-1 to July 1, 2018 in exchange for 3,000,000 shares of the Company’s common stock with a value of $963,900 and is included in accrued expenses and interest expense as of and for the year ended May 31, 2018. These 3,000,000 shares were issued on June 26, 2018.

These Secured Notes were repaid in full during the three months ended August 31, 2018.

Note and Warrant Financing

In April, 2017, the Company closed a private placement (the “Private Placement”) of approximately $899,999 principal amount of 9% Convertible Promissory Notes (the “9% Notes”) and common stock Purchase Warrants (the “Warrants”) issued to two institutional investors (the “Investors”). A Note and a Warrant was issued pursuant to a Securities Purchase Agreement, dated May 1, 2017, with each Investor, in substantially the same form (each, a “Securities Purchase Agreement”).

The 9% Notes mature on October 21, 2017 unless earlier converted pursuant to the terms of the Securities Purchase Agreement. The 9% Notes bear interest at 9% per annum. The outstanding principal and interest under the 9% Notes, solely upon an Event of Default (as defined in the 9% Notes), is convertible at the option of the Holder of each Note into shares of the Company’s common stock as set forth in the 9% Notes.

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

These notes were exchanged for two convertible notes totaling $700,000 on June 28, 2018. The new notes are due December 31, 2018, bear interest at 9%, and are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of the Company’s common stock over the prior 30 trading days from the date of conversion. The terms of the Exchange Agreements included cash payment in the aggregate of $900,000, 1,200,000 shares of the Company’s common stock, and warrants to purchase 900,000 of the Company’s common stock.

On January 23, 2018, the Company issued a convertible note payable for $237,600, due October 18, 2018, with an annual interest rate of 8%, convertible at any time at a price of $0.60 per share. In connection with the convertible note payable, the Company issued 30,000 shares of its common stock and 300,000 warrants to purchase the Company’s common stock with an exercise price of $0.60 per shares and a three-year term. This note was converted in full for 396,000 shares of the Company’s stock during the three months ended August 31, 2018.

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

On March 9, 2018, the Company entered into a note for $115,000, including $15,000 OID with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note. The outstanding principal balance of $11,500 was repaid in July 2018.

On March 9, 2018, the Company entered into a note for $120,000, including $15,000 OID and $5,000 of loan costs with an institutional investor. The note bears interest at 9%, has a maturity date of 6 months from the date of each tranche, and is convertible in the event of a default into shares of the Company’s common stock at a price of equal to the lowest trading price over the 30 trading days prior to conversion. In connection with this note, the Company also issued 29,464 warrants with a five-year term and an exercise price equal to the closing price of the Company’s common stock on the trading day immediately prior to the funding date of the respective tranche under the note. The outstanding principal balance of $12,000 was repaid in July 2018.

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

In August 2018, the Company repaid a note payable dated January 15, 2016 to a third party for $60,000.

On June 19, 2018, the Company entered into a convertible note payable for $150,000 with interest at 10%, due June 19,2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of the Company’s common stock over the 20 trading days prior to conversion.

Note Purchase and Sale Transaction

See Significant Developments During the Three Months Ended August 31, 2018 above.

Going Concern

The condensed consolidated financial statements contained in this quarterly report on Form 10-Q have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended August 31, 2018 of approximately $68 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following its fiscal year ending May 31, 2018. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of SES, as well as the needs of its existing Arkados subsidiary and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

Working Capital Deficiency

	August 31,	May 31,
	2018	2018
Current assets	$1,085,177	$1,663,685
Current liabilities	6,383,046	11,250,671
Working capital deficiency	$(5,297,869)	$(9,586,986)

The decrease in current assets is mainly due to a decrease in cost in excess of billings of $697,561 as a result of a decrease in customers and revenue from the fourth quarter ended May 31, 2018 and the impact of the adoption of ASC 606. The decrease in current liabilities is primarily due to a decrease in accounts payable and accrued expenses, as well a decrease in short-term convertible debt balances as a result of repayments and conversions to common stock during the three months ended August 31, 2018.

Cash Flows

	Three Month Ended August 31,
	2018	2017
Net cash from (used in) operating activities	$(2,369,738)	$730,024
Net cash used in investing activities	-	(4,518)
Net cash provided by (used in) financing activities	2,327,669	(368,000)
Decrease in cash	$(42,069)	$357,506

Operating Activities

Net cash used in operating activities was $2,369,738 for the three months ended August 31, 2018 primarily due to the net loss of $5,056,576 and a decrease in accounts payable and accrued expenses of $2,355,461, partially offset by common stock issued for services, financing and inducement; non-cash interest expense, and an increase in costs in excess of billings and warranty reserve.

Net cash from operating activities was $730,024 for the three months ended August 31, 2017. Cash from operating activities during the three months ended August 31, 2017 was primarily due to the net loss of $3,808,537, offset by stock-based compensation issued for stock options and services, amortization of debt discounts, and an increase in accounts payable and accrued expenses, and billings in excess of costs.

Investing Activities

For the three months ended August 31, 2017, net cash used in investing activities was $4,518 from the payment of a security deposit.

Financing Activities

For the three months ended August 31, 2018, net cash provided by financing activities was $2,327,669, of which $5,150,000 was received from the issuance of short-term convertible notes from a related party, partially offset by repayments of convertible notes totaling $3,630,031.

For the three months ended August 31, 2017, net cash used in financing activities was $368,000, of which $418,000 was payments on convertible debt, partially offset by $50,000 which was received from the issuance of short-term convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our financial statements included herein for the quarter ended August 31, 2018 and in the notes to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

On June 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective method, and accordingly the new guidance was applied retrospectively to contracts that were not completed as of June 1, 2018 (the date of initial application). As a result, the Company has recorded a cumulative effect adjustment to decrease accumulated deficit by $561,028 as of June 1, 2018 as well as the following cumulative effect adjustments:

●	A decrease to contract assets of $1,075,827;
●	A decrease to contract liabilities of $705,012; and
●	An increase to warranty reserve of $190,213.

The adoption of ASC Topic 606 did not have a material impact on net cash used in operating activities for the three months ended August 31, 2018.

The decrease in accumulated deficit, and increase to warranty reserve of $190,213, primarily resulted from a change in the manner of accounting for revenue recognition over time. Previously, the Company used the milestone method of accounting for contracts. Upon adoption of ASC Topic 606, Solar system contracts are generally accounted for using the cost to cost percentage of completion method, resulting in a more constant recognition of revenue and margin over the term of the contract.

The following table presents how the adoption of ASC Topic 606 affected certain line items in the condensed consolidated balance sheet:

	As of August 31, 2018
	Recognition Under Previous Guidance	Impact of the Adoption of ASC Topic 606	Recognition Under ASC Topic 606

Contract assets (previously presented as cost in excess of billings)	$1,549,825	$(1,075,827)	$473,998
Warranty reverse (previously included with billings in excess of costs)	20,381	190,213	210,594
Contract liabilities (previously presented as billings in excess of costs)	764,397	(705,012)	59,385
Accumulated deficit	(68,161,689)	(561,028)	(67,600,661)
Net Cash (Used in) Operating Activities	(2,369,738)	-	(2,369,738)
Net Cash Provided By Financing Activities	2,327,669	-	2,327,669

Update to Major Accounting Policies

Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Form 10-K for the year ended May 31, 2018. The revised accounting policy on revenue recognition is provided below.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The Company’s contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

Payment is generally due within 30 to 45 days of invoicing based on progress billings.  There is no financing or variable component.  The Company does not act as an agent in its contracts.

Solar Installation and Construction Contracts

The Company recognizes solar panel system design, construction and installation contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts.  The Company recognizes revenue using the cost to cost percentage of completion method, based primarily on contract cost incurred to date compared to total estimated contract cost.  The percentage-of-completion method (an input method) is the most faithful depiction of the Company’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Customer payments on solar system contracts are typically billed upon the successful completion of milestone written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date.  The Company has recorded a loss reserve on contract assets as of August 31, 2018 of $125,674.

Variable Consideration

The nature of the Company’s contracts gives rise to several types of variable consideration, including claims and unpriced change orders. The Company recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in the Company’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

The Company generally provides limited warranties for work performed under its solar system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such Warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of August 31, 2018, the Company has recognized a warranty reserve of approximately $210,594.

Practical Expedients

The Company does not adjust the contract price for the effects of a significant financing component if the Company expects, at contract inception, that the period between when the Company transfers a service to a customer and when the customer pays for that service will be one year or less.

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by governmental authorities that are collected by the Company from its customers (use taxes, value added taxes, some excise taxes).

Contract modifications

There were no contract modifications during the three months ended August 31, 2018.  Contract modifications are not routine in the performance of the Company’s contracts.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of August 31, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $2,768,406 in remaining unsatisfied performance obligations as of August 31, 2018.

The Company expects to satisfy its remaining unsatisfied performance obligations as of August 31, 2018 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 1 to our financial statements included herein for the quarter ended August 31, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable. As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of August 31, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of August 31, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

(iv)     Entity Level Risk Assessment. We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected and constituted a material weakness.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2018, as filed with SEC on September 18, 2018, in addition to other information contained in such Annual Report and in this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report on Form 10-Q, or subsequent period through the date hereof, except as follows:

In June 2018, the Company issued a total of 850,000 shares of common stock to two noteholders with an aggregate value of $276,250 for extension of the maturity dates of the notes.

In June 2018, the Company issued a total of 2,999,999 shares of common stock to four noteholders with an aggregate value of $963,900 for extending of the requirement date for filing a Form S-1 under the terms of the notes.

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

In July 2018, the Company issued 424,200 shares of common stock with a value of $156,954 and 318,150 warrants to a noteholder for the repayment of $424,200 of debt and interest.

In July 2018, the Company issued 775,800 shares of common stock with a value of $294,804 and 581,850 warrants to a noteholder for the repayment of $775,800 of debt and interest.

In August 2018, the Company issued 500,000 shares of common stock with a value of $299,750 to a consultant for services.

In August 2018, the Company issued an aggregate of 900,000 shares of common stock with an aggregate value of $927,000 to employees for services.

In August 2018, the Company issued 100,000 shares of common stock with a value of $103,000 to a consultant for services.

In August 2018, the Company issued an aggregate of 396,000 shares of common stock to a noteholder for conversion of $237,600 of debt.

In August 2018, the Company issued 192,453 shares of common stock to a warrant holder for the cashless exercise of warrants.

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Note”), (b) warrants (the “Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”).  The Company will use the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2019.  Upon issuance of the Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the Convertible Note, which is also payable on maturity.  Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default.  In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind.  Amounts due under the Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s ocmmon tsock at any time, at the option of the holder, at a conversion price of $0.60 per share.  The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares.  The Company may redeem the Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the Convertible Note, an amount equal to 100% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the Convertible Note, an amount equal to 120% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest.  If, while the Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the Convertible Note.  The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share.  The Warrants are exercisable for cash, or on a cashless basis.  The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The securities described above were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

In reviewing the agreements included as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report on Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

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

10.28	Agreement and Waiver, dated December 21, 2017 between the Company and AIP (incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on January 16, 2018)
10.29	Settlement Agreement and Release between the Company and SRE Holdings, LLC and Patrick Hassell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2018)
10.30	Waiver and Extension Agreement, dated April 30, 2018, between the Company and AIP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2018)
10.31‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.32‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: October 19, 2018

By:	/s/ Terrence DeFranco
Terrence DeFranco
President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)
Date: October 19, 2018