Form 10-Q
period 2018-11-30
IOTA COMMUNICATIONS, INC.
filed 2019-04-15
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-27587

IOTA COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

540 Union Square New Hope, PA	18938
(Address of principal executive offices)	(Zip Code)

(855) 743-6478

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of April 12, 2019, there were 214,864,499 shares of the registrant’s common stock outstanding.

IOTA COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTERY PERIOD ENDED NOVEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IOTA COMMUNICATIONS, INC.

(F/K/A SOLBRIGHT GROUP, INC.)

CONDENSED Consolidated Balance Sheets

(Unaudited)

	November 30,	May 31,
	2018	2018

ASSETS

Current Assets:
Cash	$688,936	$1,492,784
Accounts receivable, net of allowances for doubtful accounts of $676,000 and $0, respectively	548,279	83,500
Contract assets, net	228,222	-
Other current assets	1,416,311	722,633
Total Current Assets	2,881,748	2,298,917

Property and equipment, net	10,714,695	11,137,089
Due from related parties	105,805	63,490
Intangible assets, net of accumulated amortization of $45,375 and $0	832,625	-
Goodwill	5,249,891	-
Other assets	88,495	230,532

Total Assets	$19,873,259	$13,730,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$13,417,821	$7,945,564
Payroll liability	1,371,482	661,695
Advance payments	-	2,392,441
Service obligations	331,280	331,280
Deferred revenue	83,904	89,650
Contract liabilities	93,824	-
Warranty reserve	249,716	-
Debt subject to equity being issued	179,180	-
Convertible debentures, net of debt discount of $921,534	2,799,166	-
Notes payable	485,832	-
Total Current Liabilities	19,012,205	11,420,630

Deferred rent liability	1,806,291	1,699,799
Revenue-based notes, net of financing costs of $1,022,238 and $1,126,838	74,205,108	59,688,285
Long-term notes payable - related party	843,635	945,568
Long-term notes payable - officer	977,348	827,349
Asset retirement obligations	1,730,253	1,676,932
Total Liabilities	98,574,840	76,258,563

Commitments and Contingencies

Stockholders' Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding
Series A; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 196,829,076 and 129,671,679 shares issued and outstanding, respectively	19,683	12,967
Additional paid-in capital	9,543,142	-
Accumulated deficit	(88,264,406)	(62,541,502)
Total Stockholders' Deficit	(78,701,581)	(62,528,535)

Total Liabilities and Stockholders' Deficit	$19,873,259	$13,730,028

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.

(F/K/A SOLBRIGHT GROUP, INC.)

CONDENSED Consolidated STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2018	November 30, 2017	November 30, 2018	November 30, 2017

Net sales	$743,248	$57,025	$793,044	$159,482

Cost of sales	698,677	10,302	731,654	41,727

Gross profit	44,571	46,723	61,390	117,755

Operating expenses:
Network related costs	1,200,258	1,707,680	3,610,205	3,310,677
Research and development	268,036	150,759	1,281,711	304,636
Selling, general and administrative	4,729,458	1,569,289	9,606,004	2,756,567
Depreciation and amortization	299,720	251,947	554,398	503,879
Stock based compensation	10,521,482	-	10,521,482	-

Total operating expenses	17,018,954	3,679,675	25,573,800	6,875,759

Loss from operations	(16,974,383)	(3,632,952)	(25,512,410)	(6,758,004)

Other income (expense):
Interest income	-	-	38,719	-
Interest expense	(172,242)	(65,845)	(216,041)	(121,446)
Other income (expense)	(33,172)	3,025	(33,172)	13,435

Total income (expense)	(205,414)	(62,820)	(210,494)	(108,011)

Loss before provision for income taxes	(17,179,797)	(3,695,772)	(25,722,904)	(6,866,015)

Provision for income taxes	-	-	-	-

Net loss	$(17,179,797)	$(3,695,772)	$(25,722,904)	$(6,866,015)

Loss per common share - basic and diluted	$(0.11)	$(0.03)	$(0.18)	$(0.05)

Weighted average shares outstanding - basic and diluted	161,245,806	129,671,679	145,372,474	129,671,679

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.

(F/K/A SOLBRIGHT GROUP, INC.)

CONDENSED Consolidated STATEMENTS of CHANGES IN Stockholders’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782
Advance payments converted to members equity prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441
Distribution to M2M's former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)
Recapitalization under reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602
Warrants issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	-	15,906,864	1,591	5,965,409	-	5,967,000
Common stock issued for inducement	-	-	300,000	30	277,170	-	277,200
Common stock issued for services	-	-	250,000	25	82,475	-	82,500
Beneficial converstion feature on convertible debt and warrants	-	-	-	-	816,667	-	816,667
Net loss	-	-	-	-	-	(25,722,904)	(25,722,904)
Balance as of November 30, 2018	-	$-	196,829,076	$19,683	$9,543,142	$(88,264,406)	$(78,701,581)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.

(F/K/A SOLBRIGHT GROUP, INC.)

CONDENSED Consolidated STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	November 30, 2018	November 30, 2017
Cash flows from operating activities:
Net loss	$(25,722,904)	$(6,866,015)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	202,782	-
Loss on sale of property and equipment	36,053	(7,350)
Warrants issued in connection with reverse merger	3,992,000	-
Common stock issued for PPUs in connection with reverse merger	5,967,000	-
Depreciation and amortization	556,802	503,879
Amortization of debt discount and deferred finance costs	223,516	-
Issuance of common stock for inducement	277,200	-
Issuance of common stock for services	82,500	-
Accretion of asset retirement obligations	26,401	25,850
Changes in operating assets and liabilities:
Accounts receivable, net	(280,614)	-
Contract assets	245,776	-
Prepaid expenses and other current assets	(338,723)	(298,479)
Due from related party	(42,315)	(42,315)
Accounts payable and accrued expenses	1,738,980	1,741,906
Payroll liability	709,787	8,539
Advance payments	-	51,600
Deferred revenue	(5,746)	(5,854)
Deferred rent	106,492	153,215
Contract liabilites	34,439	-
Warranty reverse	39,122	-
Accrued interest on revenue-based notes	63,952	44,971
Net cash used in operating activities	(12,087,500)	(4,690,053)

Cash flows from investing activities:

Purchases of property and equipment	(76,575)	(409,898)
Purchase of note receivable - Solbright	(5,038,712)	-
Advances to Solbright	(827,700)	-
Security deposit	172,326	-
Cash acquired in merger	72,059	-
Net cash used in investing activities	(5,698,602)	(409,898)

Cash flows from financing activities:
Proceeds from revenue based notes, net	14,452,871	5,069,442
Proceeds from convertible notes payable	2,600,616	-
Proceeds from notes payable, related party	-	251,874
Proceeds from note payable - officer	150,000	-
Payments on notes payable - officer	-	(35,379)
Payments on convertible notes	(69,300)	-
Payments on notes payable	(50,000)	-
Payment on notes payable, related party	(101,933)	-
Net cash provided by financing activities	16,982,254	5,285,937

Net increase (decrease) in cash	(803,848)	185,986

Cash - beginning of period	1,492,784	187,090

Cash - end of period	$688,936	$373,076

Supplemental cash flow information:
Cash paid for:
Interest paid	$223,325	$36,607
Income taxes paid	$-	$-
Non cash investing and financing activities:
Additions to asset retirement costs	$26,920	$-
Non-cash distribution to M2M's former parent company	$5,061,334	$-
Beneficial conversion feature in connection with convertible debt issued and Black-Scholes market value of warrants	$816,667	$-
Advance payments converted to equity	$2,392,441	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES

(F/K/A SOLBRIGHT GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc. )(the “Parent”), was formed in the State of Delaware on May 7, 1998.  Iota Communications conducts business activities principally through its three wholly-owned subsidiaries, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC) (“Iota Networks”), an Arizona limited liability company, Arkados, Inc., a Delaware corporation, (“Arkados”) and Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company (collectively, the “Company”).

On July 30, 2018, Iota Communications, entered into an Agreement and Plan of Merger and Reorganization (as amended on September 1, 2018, the “Merger Agreement”) with its newly-formed, wholly owned Arizona subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, pursuant to which, upon satisfaction of certain closing conditions, Merger Sub would merge with and into Iota Networks (the “Merger”), with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of Iota Communications.

Additionally, in July 2018, Iota Networks converted $5,038,712 of convertible debt and accrued interest into 5,038,712 shares of Iota Communications’ common stock prior to the Merger.

Pursuant to the Merger Agreement, at the effective time of the Merger:

●	Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of Iota Communications’ common stock;
●	Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,906,864 shares of Iota Communications’ common stock;
●	Warrants to purchase 1,372,252 common equity units of Iota Network were exchanged for warrants to purchase an aggregate of 18,281,494 shares of Iota Communications’ common stock (the “Warrants”); and
●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of the Company were issued to the holders.  The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share.  The Warrants are exercisable for cash only.  The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The Merger Agreement, as amended, contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties are subject to indemnification provisions.

Iota Networks

Iota Networks was organized in May 2013 as an Arizona limited liability company. Iota Networks provides comprehensive solutions for creating, connecting and managing communications for The Internet of Things (“IoT”). Iota Networks is headquartered in Phoenix, Arizona with an additional office in New Hope, Pennsylvania.

Iota Networks is building and operating a Federal Communication Commission (“FCC”)-licensed nationwide wireless network dedicated to the rapidly emerging machine-to-machine industry. It employs FCC-licensed radio spectrum to ensure quality and reliability.  Iota Networks’ network system connects standard Bluetooth Low Energy (BLE) and WiFi-based beacons and sensors to its cloud platform data store, from which any end-user application can access location, tracking, or sensor-based data for inclusion into end-user management systems.  Iota Networks’ business model calls for building a nationwide wireless network by acquiring FCC spectrum licenses.  The FCC regulates the airwaves at different frequencies (MHz and GHz) above the United States of America, and they license bandwidth at different spectrum frequencies using either an auction or application system.  Iota Networks has used the FCC’s application system exclusively.  The FCC places a limit of 20 on the number of frequencies that can be applied for by one party at a time at a given location.  Iota Networks has developed a business plan whereby they charge an upfront fee to entrepreneurs and others that want to acquire spectrum licenses by the FCC’s application system as an investment opportunity.  Iota Networks is contracted to provide an FCC application creation and filing service to their customers that enables them to obtain an asset – an FCC radio license to broadcast on certain frequencies exclusively (the “Application Services”).  Iota Networks’ partners may then lease the FCC license back to Iota Networks.

Iota Networks also provides services to people who have already obtained a frequency license from other service providers through their license administration and network hosting program (“Network Hosting Services”).  Owners of granted, but not yet operational, FCC licenses can pay an upfront fee to Iota Networks to construct the facilities for their licenses and activate their licenses operationally, thus converting the clients’ ownership of the FCC Construction Permits (as defined in Note 2 below) into FCC license authorizations (as defined in Note 2 below).  Once perfected in this manner, Iota Networks charges the client a recurring yearly license and equipment administration fee.

Arkados

Arkados is the Company’s technology research and development subsidiary and has developed the Arktic™ software platform, a scalable and interoperable cloud-based system for sensing, gathering, storing and analyzing data as well as reporting critical information and implementing command and control.   On Arktic™, the Company delivers applications currently focused on measurement and verification and predictive maintenance which can be used on single machines or through an entire facility, campus or city.  Its software platform and applications are implemented with hardware products, such as gateways, sensors and cameras.  Arkados is now reporting as part of the Iota Networks segment.

ICS

ICS provides solar engineering, procurement and construction services, as well as energy conservation services and solutions to commercial and buildings throughout the eastern United States. These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation. ICS also markets and sells the technology solutions of Arkados to help building owners save money. ICS sells its services directly to building owners and managers.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries, which include Iota Networks, ICS and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2018 as disclosed in our Form 8-KA filed on March 19, 2019. The results of the three and six months ended November 30, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2019.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $88 million since inception, including a net loss of approximately $25.7 million for the six months ended November 30, 2018. Additionally, the Company had negative working capital at November 30, 2018 and May 31, 2018 and has negative cash flows from operations during the six months ended November 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties.

On September 20, 2018, the Company issued a convertible note totaling $440,000, including OID of $40,000, receiving net proceeds of $400,000 which will also be used for working capital and general corporate purposes. (See Note 10).

On October 31, 2018, the Company, entered into a Note Purchase Agreement for a commitment to purchase convertible notes in the aggregate principal amount of up to $5,000,000. At the initial closing the Company issued a convertible note in the principal amount of $2,500,000, for net proceeds of $2,200,616, which will be used by the Company for working capital and general corporate purposes (Note 10).

Additionally, on January 11, 2019 the Company completed a tender offer to its class of warrants originally issued by Iota Networks between March 2018 and July 2018 with an exercise price of $0.3753 to purchase common stock (Note 20). At the time of the Merger, these warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for Warrants to purchase an aggregate of 18,281,494 shares of the Company’s common stock.  The Company offered its existing Warrant holders the opportunity to exercise their warrants and receive up to 21,937,793 shares of common stock of the Company, a 20% bonus. On January 11, 2019, the Company raised approximately $4,115,000 in net cash proceeds from the exercise of 12,322,368 Warrants, for the issuance of 14,786,844 shares of common stock of the Company, as part of the tender offer.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern, management cannot guarantee any potential debt or equity financing will be available on favorable terms.  As such, management does not believe they have sufficient cash for 12 months from the date of this report.  If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which Iota Networks adopted beginning on June 1, 2016, as the Company did not have significant in process revenues prior to that time.  The Company did not record a retrospective adjustment but opted for full retrospective method for all contracts.

For purposes of this presentation, activities related to the Company’s wireless network carrier and industrial automation segment are classified under Iota Networks, activities related to the Company’s solar energy, LED lighting and heating plant implementation services are classified under ICS and activities related to the parent company are classified under Iota Communications, Inc.

ICS

Sales of products are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed under ASC Topic 606. Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying unaudited condensed consolidated balance sheet.

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

Solar Installation and Construction Contracts

The Company recognizes solar panel system design, construction and installation contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. The Company recognizes revenue using the cost to cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage-of-completion method (an input method) is the most accurate depiction of the Company’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Customer payments on solar system contracts are typically billed upon the successful completion of milestones written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company has recorded a loss reserve on contract assets as of November 30, 2018 of $125,674.

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

The Company generally provides limited warranties for work performed under its solar system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of November 30, 2018, the Company has recognized a warranty reserve of approximately $249,716.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of November 30, 2018 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $2,151,591 in remaining unsatisfied performance obligations as of November 30, 2018.

The Company expects to satisfy its remaining unsatisfied performance obligations as of November 30, 2018 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Iota Networks

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof.  Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016.  Arkados had revenues of $66,650 and $66,650 for the three and six months ended November 30, 2018 from software licensing.  Arkados had no revenues for the three and six months ended November 30, 2017.  Arkados is now reporting as  part of the Iota Networks segment.

Revenue Streams

The Company derives revenues from FCC license services provided to customers who have already obtained a frequency license from other service providers which are classified as Network Hosting Services. Additionally, owners of granted, but not yet operational, FCC licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to the Company, for the Company to construct the facilities for the customers licenses and activate their licenses operationally, thus converting the customers’ ownership of the FCC Construction Permits into a fully-constructed license (“FCC License Authorization”).  Once the construction certification is obtained from the FCC, the Company may enter into an agreement with the Licensee to lease the spectrum. Once perfected in this manner, the Company charges the customer recurring yearly license and equipment administration fee of 10% of the original payment amount.  Taken together, these services constitute the Company’s Network Hosting Services. Owners of already perfected FCC licenses can pay an upfront fee and the Company charges annual renewal fee of 10% of the upfront application fee for maintaining the license and equipment and allowing the client access to their FCC license outside of the nationwide network.

Performance Obligations

The Company’s contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company has determined there are three performance obligations related to the Network Hosting Services agreements.

The first performance obligation arises from the services related to obtaining FCC license perfection; the second maintaining the license in compliance with regulatory affairs and the third the services related to acting as a future sales or lease agent for the customer. Given the nature of the service in the first performance obligation, the Company recognizes revenue from the upfront fees at the point in time that the license is perfected.

The Company recognizes the annual fee revenue related to the second performance obligation ratably over the contract term as the services are transferred and performed. Amounts received prior to being earned are recognized as deferred revenue on the accompanying balance sheets.

Pursuant to its Network Hosting Services agreements, the Company also derives revenues from annual renewal fees from its Licensees for the purpose of covering costs associated with maintaining and operating the licenses. Annual renewal fee revenue is recognized ratably over the renewal period as the services are performed and additional revenue collected.  The third performance obligation is for future possible services and would be recognized when and if the performance obligation is satisfied.

Practical Expedients

As part of ASC 606, the Company has adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

Contract Modifications

There were no contract modifications during the three and six months ended November 30, 2018 and 2017. Contract modifications are not routine in the performance of the Company’s contracts.

Disaggregated revenues

Revenue consists of the following by segments for the six months ended November 30, 2018:

Solar Services(a)	Network Hosting Services(b)	Application Sales(b)	Software Licensing(c)	Total

$613,229	$90,412	$22,753	$66,650	$793,044

Revenue consists of the following by segments for the six months ended November 30, 2017:

Solar Services(a)	Network Hosting Services(b)	Application Sales(b)	Software Licensing(c)	Total

$-	$104,571	$54,911	$-	$159,482

(a)         Included in ICS segment

(b)         Included in Iota Networks segment

(c)         Included in Iota Communications segment

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2018 and May 31, 2018.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts.  The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate.  The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible.  As of November 30, 2018 and May 31, 2018, the Company’s allowance for doubtful accounts was $676,000 and zero, respectively.

Other Receivables

Other receivables are included in other current assets on the balance sheet include amounts due under the various programs including clients that participate in the Spectrum Partners Program (“Spectrum Partners”) (See Note 11 to our financial statements discussing Spectrum Partners Program), Network Hosting Services, and Reservation Program. The Company periodically assesses its other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account.  As of November 30, 2018 and May 31, 2018, the Company has determined that an allowance for doubtful accounts was not necessary.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses, payroll liabilities and advances approximate their fair values based on the short-term maturity of these instruments. As defined in ASC 820, "Fair Value Measurements and Disclosures," fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Three and Six Months Ended
November 30, 2018

Convertible notes	$3,100,000
Stock options	7,112,500
Warrants	25,620,800
Potentially dilutive securities	$35,833,300

There were not potentially dilutive securities for the three- and six-month periods ended November 30, 2017.

Stock-based Compensation

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using straight-line method over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated. The Company capitalizes any cost that is greater than $2,000 with a useful life greater than a year that increases the useful life or utility/functionality of an already capitalized or a new asset with its own utility and functionality.

All site and tower costs are capitalized as construction-in-progress ("CIP"), as incurred. As tower sites become operational and are considered to be placed in service as radios are installed, at which time the Company transfers site specific CIP to capitalized site and tower equipment costs and begins to depreciate those assets on a straight-line basis over 10 years. Network equipment costs for hardware are capitalized, as incurred, and depreciated on a straight-line basis over 5 years. Furniture, fixtures and equipment are capitalized at cost and depreciated on a straight-line basis over useful lives ranging from 5 to 7 years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Software Development Costs

The Company is developing software for a multi-layered system of application platforms that will utilize the GPS capabilities of the spectrum network and other leased network availability, to provide solutions for customers. The Company follows the guidance of ASC 985-20, “Costs of software to be sold, leased, or marketed”, which calls for the expense of costs until technical feasibility is established. Any costs the Company had incurred during planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications are expensed as incurred.   Once technical feasibility of the product has been established, the Company capitalizes the costs, until the product is available for general release to customers. The capitalized costs are amortized on a product-by-product basis over the estimated economic life of the product. When conditions indicate a potential issue, the Company compares the unamortized capitalized costs to the estimated net realizable value, and if the unamortized costs are greater than the expected future gross revenues, the excess is written down to the net realizable value.

As of November 30, 2018 and May 31, 2018, there are no software or related products that have reached technical feasibility.  For the three- and six-months ending November 30, 2018 and 2017, approximately $403,509 and $782,524 and $441,612 and $895,503, respectively, in software development costs have been expensed in the statement of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three- and six-months ending November 30, 2018 and 2017, there were no impairment losses recognized for long-lived assets.

Intangible Assets

Intangible assets are recorded at acquisition cost less accumulated amortization and impairment. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated.

Goodwill

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually (at May 31), at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities.”

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument.”

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

Deferred Rent

The Company recognizes escalating rent provisions on a straight-line basis over the lease term. For leases associated with its tower site locations, the Company assumes all lease extension options will be exercised resulting in lease terms of 5 - 30 years. For leases associated with office space, the Company assumes the initial lease term, generally 5 years. A deferred rent liability is recognized for the difference between actual scheduled lease payments and the rent expense determined on a straight-line basis.

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with authoritative guidance that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. An asset retirement obligation is defined as a legal obligation associated with the retirement of tangible long-lived assets in which the timing and/or method of settlement may or may not be conditional on a future event that may or may not be within the control of the Company. When the liability is initially recorded, the Company capitalizes the estimated cost of retiring the asset as part of the carrying amount of the related long-lived asset. The Company estimates the fair value of its asset retirement obligations based on the discounting of expected cash flows using various estimates, assumptions and judgments regarding certain factors such as the existence of a legal obligation for an asset retirement obligation; estimated amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

The asset retirement obligations of the Company are associated with leases for its tower site locations. For purposes of estimating its asset retirement obligations, the Company assumes all lease extension options will be exercised for the tower site locations, consequently resulting in measurement periods of 5 - 30 years. Depreciation associated with asset retirement costs is recognized over the full term of the respective leases, including extension options.

Deferred License Service costs

The Company incurs costs related to providing license services to their Spectrum Partners. These costs are frequency coordination fees and FCC filing fees. Per the Company’s accounting policy, these costs are expensed as incurred.

Advertising and Marketing Costs and deferred finance charges

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $84,777 and $201,223 and $61,495 and $92,080 for the three and six months ended November 30. 2018 and 2017, respectively.

Broker fees associated with the procurement of SP program are deferred and capitalized as deferred financing costs offset against the revenue-based loans. These financing costs are amortized over the initial five-year term of the Spectrum Partners program (“Spectrum Partners Program”). Amortization of previously deferred financing costs was $53,915 and $104,601 and $30,734 and $61,467 for the three and six months ended November 30. 2018 and 2017, respectively.

Research & Development Costs

In accordance with ASC 730-10-25, research and development costs shall be charged to expense when incurred. Total research and development costs on the accompanying statement of operations were $268,036 and $1,281,711 and $150,759 and $4,636 for the three and six months ended November 30, 2018 and 2017, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations.  Accounts receivable, previously included with other current assets, is shown separately on the accompanying balance sheet as of May 31, 2018.

Segment Policy

The Company’s reportable segments, Iota Networks, ICS and Iota Communications, are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.  The Company evaluates performance based primarily on income (loss) from operations.

Recent Accounting Pronouncements

In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 for all entities by one year. This update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim periods within those reporting periods. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. ASU 2014-09 became effective for the Company on June 1, 2018. The ASU also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract.  The Company adopted ASC 606 under the full retrospective approach.

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

On May 10, 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this ASU on June 1, 2018. The adoption of ASU 2017-01 did not have any impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have any impact on the Company's unaudited condensed consolidated financial statements and related disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 - ACQUISITIONS

Merger Agreement with Iota Networks, LLC

Effective September 1, 2018, Iota Communications consummated the Merger pursuant to its Merger Agreement with Merger Sub, Iota Networks, and Spectrum Networks Group, LLC. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Iota Networks.  Iota Networks was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of Iota Communications.

Effective September 1, 2018, Iota Communications consummated the Merger pursuant to its Merger Agreement with Merger Sub, Iota Networks, and Spectrum Networks Group, LLC. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Iota Networks.  Iota Networks was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of Iota Communications.

On September 5, 2018, the parties to the Merger Agreement entered into an amendment to the Merger Agreement (the “Amendment”), pursuant to which the terms of the Merger Agreement were amended to reflect that:

●

for all bookkeeping and accounting purposes, the closing of the Merger (the “Closing”) was to be deemed to have occurred at 12:01 am local time on the first calendar day of the month in which the Closing occurred;

●

for the purposes of calculating the number of shares of Iota Communications’ common stock, $0.0001 par value per share, to be issued in exchange for common equity units of Iota Networks in connection with the Merger, the conversion ratio was to be 1.5096; and

●	43,434,034 shares of Iota Communications’ common stock were issued and outstanding as of the Closing.

Except as specifically amended by the Amendment, all of the other terms of the Merger Agreement remained in full force and effect.

Pursuant to the Merger Agreement, as amended, at the effective time of the Merger:

●	Iota Networks outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of Iota Communications’ common stock;

●	Iota Networks outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,906,864 shares of Iota Communications’ common stock;

●	Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for Warrants to purchase an aggregate of 18,281,494 shares of Iota Communications’ common stock; and

●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

Additionally, prior to the Merger, in July 2018, Iota Communications converted $5,038,712 of convertible debt and accrued interest of Iota Communications into 5,038,712 shares of Iota Communications’ common stock, which was distributed to the former parent of Iota Networks.

As a result of the exchange of the profit participation units for the 15,906,869 shares of Iota Communications’ common stock, the Company recognized approximately $6.0 million of stock compensation expense in the three and six months ended November 30, 2018.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.  As a result of these Warrants, Iota Communications recognized approximately $4.0 million of stock compensation expense in the three and six months ended November 30, 2018.

Immediately following the Merger, Iota Communications had 196,279,076 shares of common stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,429,034 shares of common stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications.  The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger has been replaced with the historical financial statements of Iota Networks before the Merger in the financial statements and filings with the Securities and Exchange Commission.

The Company obtained a 3rd party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation, as well as the value the consideration exchanged in the Merger. It was determined that the market price of the Company’s common stock was not the most readily determinable measurement for calculating the fair value of the consideration, and instead the estimation of the consideration was based on an income approach to value the equity interest exchanged.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets & prepaid expenses	354,955
Fixed assets - net	20,291
Security deposit	30,289
Total tangible assets	1,135,757

Assumed liabilities:
Accounts payable	2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible debentures, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	6,383,046

Net tangible (liabilities)	(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	210,000
Customer base	17,000
Tradenames - trademarks	510,500
Non-compete agreements	140,500
Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)	5,249,891

a.         These other intangible assets have a useful life of 4 to 5 years (see Note 6). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The primary items that generate goodwill include the value of the synergies between the acquired company and Iota Communications and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

Goodwill is the excess of the purchase price over the preliminary fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill is not deductible for tax purposes.

Proforma Information

The accompanying audited consolidated financial statements include the results of operations of Iota Communications for the three months ended November 30, 2018.

Iota Communications

The following unaudited pro forma information presents the consolidated results of operations of Iota Communications and Iota Networks’ as if the Merger consummated on September 1, 2018 had been consummated on June 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 Merger and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the six months ended November 30, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Six Months Ended November 30,
2018
Net revenue	$1,638,526
Net loss	$(30,576,698)

NOTE 4 –OTHER CURRENT ASSSETS

Other current assets at November 30, 2018 and May 31, 2018, consists of:

	November 30, 2018	May 31, 2018

Other receivables	$864,951	$542,058
Prepaid legal fees & other expense	551,360	180,575
Total prepaid expenses and other current assets	$1,416,311	$722,633

NOTE 5 - Property and Equipment

Property and equipment consists of the following:

	November 30, 2018	May 31, 2018

Site and tower equipment	$3,477,900	$3,429,962
Network equipment	3,826,596	3,826,596
Asset retirement costs	1,514,867	1,487,947
Furniture, fixtures and equipment	276,959	278,825
Construction in progress	4,826,844	4,825,906
	13,923,166	13,849,236
Less: accumulated depreciation	(3,208,471)	(2,712,147)
Property and equipment, net	$10,714,695	$11,137,089

Total depreciation expense for the three and six months ended November 30, 2018 and 2017 was $254,045 and $511,427 and $251,947 and $503,879, respectively.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

Iota Communications completed a Merger with Iota Networks (Note 3), which gave rise to Goodwill of $5,249,891.  The Goodwill will be tested annually on the annual impairment date chosen of May 31.

The Merger also resulted in the acquisition of the following identifiable intangible assets as of November 30, 2018:

	Useful life (years)
IP/Technology	5	$210,000
Customer base	5	17,000
Trade-name/marks	5	510,500
Non-compete	4	140,500
		878,000
Less accumulated amortization		(45,375)
Total		$832,625

The weighted average useful life remaining of identifiable intangible assets remaining is 4.6 years.

Amortization of identifiable intangible assets for the three and six months ended November 30, 2018 was $45,375. There were no intangible assets or amortization for the three and six months ended November 30, 2017.

As of November 30, 2018, the estimated annual amortization expense for each of the next four fiscal years is approximately $183,156 per year through 2022 and approximately $100,000 in 2023

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2018	May 31, 2018

Accounts payable	$12,386,427	$7,645,564
Accrued expenses	1,031,394	300,000
	$13,417,821	$7,945,564

NOTE 8 – Advance Payments

As of May 31, 2018, the Company had received $2,392,441 of proceeds from a particular investor, as an advance against a future equity position in the Company. Prior to the Merger, the advance payments were converted to common equity, which were included in the share exchange upon the Merger.

NOTE 9 – WARRANTY RESERVE

As of November 30, 2018, the Company has recognized a warranty reserve of $249,716.   Warranty expense was $39,122 and $0 for the three and six months ended November 30, 2018 and 2017, respectively.   The warranty reserve in the table noted below was included with contract liabilities as of May 31, 2018 on the accompanying balance sheet.

The following table provides a roll forward of the Company’s warranty reserve:

Balance upon acquisition, September 1, 2018	$210,594
Accrual for warranties issued	39,122
Settlements made	-
Ending balance, November 30, 2018	$249,716

NOTE 10 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of November 30, 2018, convertible debentures, net of debt discount, consist of the following amounts:

November 30, 2018

10% Convertible note payable, due June 19, 2019	$150,000
9% Convertible note payable, due December 29, 2018, currently in default	222,952
9% Convertible note payable due December 29, 2018, currently in default	407,748
8% Convertible note payable due March 31, 2019, currently in default	165,567
Convertible note payable, LIBOR plus 10%, due October 31, 2019	1,852,899
$2,799,166

The above convertible notes included debt discounts totaling $921,534 as of November 30, 2018. Total amortization expense related to these debt discounts was $223,516 for the three and six months ended November 30, 2018.

The notes payable were all assumed as part of the Merger. As of November 30, 2018, notes payable consisted of the following amounts:

November 30, 2018

Notes payable dated 2011, currently in default, at interest of 0% to 16%	$91,020
Notes payable dated 2011, currently in default, at interest of 8%	74,812
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000
Note payable, dated March 31, 2016, currently in default, with interest at 12%	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000
Note payable, dated April 20, 2018, currently in default, with interest at 10%	50,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000
$485,832

Total interest expense related to the above notes and convertible debentures was $15,162 for the three and six months ended November 30, 2018.

Assumed Convertible debentures

As part of the Merger (Note 4) the following convertible debentures were assumed by the Company:

Convertible Debt

On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ common stock over the 20 trading days prior to conversion.  Interest expense on this note was $3,740 for the three and six months ended November 30, 2018.

On June 28, 2018, Iota Communications issued two 9% convertible notes totaling $700,000, which were due December 31, 2018, in exchange for two existing convertible debentures. The notes are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of Iota Communications common stock over the prior 30 trading days from the date of conversion.  As noted previously, the acquired convertible debentures were recognized at fair value at the acquisition date which approximated the principal balance, and therefore any existing unamortized debt discount was not included in the recognition.  The Company made payments totaling $69,300 during the three months ended November 30, 2018.  The total balance of the two convertible notes was $630,700 as of November 30, 2018.  Total interest expense on these notes was $15,707 for the three and six months ended November 30, 2018.

Transactions since Merger

Securities Purchase Agreement

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Convertible Note”), (b) warrants (the “September Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”). The Company will use the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2019. Upon issuance of the Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.60 per share. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the Convertible Note, an amount equal to 100% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the Convertible Note, an amount equal to 120% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest. If, while the Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The September Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share. The September Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $178,757 related to the conversion feature, a discount from the issuance of warrants of $176,000, and a discount from the issuance of restricted stock of 100,000 shares for $45,343, included in common stock issued for inducement on the condensed consolidated statement of changes in deficit for the six month ended November 30, 2018. Total amortization of these discounts totaled $165,567 during the three and six months ended November 30, 2018.  Total interest expense on this note was approximately $7,703 for the three and six months ended November 30, 2018.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“AIP”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses)), will be used by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

As condition precedents to AIP purchasing the AIP Convertible Note:

●     the Company granted to the Security Agent (on behalf of itself and the Holder) a first priority security interest in, and lien on, all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries (collectively, the “Subsidiaries”), to secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note, pursuant to the terms and conditions of a Security Agreement by and among the Company, the Subsidiaries, and the Security Agent;

●     the Company, and each Subsidiary, delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     each Subsidiary executed and delivered to the Security Agent (on behalf of itself and the Holder) a Guarantee, guaranteeing all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     the Company pledged to the Security Agent (on behalf of itself and AIP) all of the shares or membership interests (as applicable) of all of the Subsidiaries held by the Company; and

●     certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a Lock-Up Agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

In relation to this transaction, the Company recorded a debt discount related to the beneficial conversion feature, and deferred finance costs totaling $705,051.  Total straight-line amortization for these transactions amounted to $57,949 for the three and six months ended November 30, 2018, and $0 for the three and six months ended November 30,  2017, respectively, and is included in interest expense.

Total interest expense for all notes was $449,442 and $493,241 and $65,845 and $121,446 for the three and six months ended November 30, 2018 and 2017, respectively.

NOTE 11 – Revenue-Based Notes and Accrued Interest

Revenue based notes, debt securities and accrued interest consists of the following:

	November 30, 2018	May 31, 2018
Spectrum Partners program	$66,259,304	$52,030,566
Reservations program	1,932,025	1,838,050
Accrued interest on reservations pool program	174,780	109,890
Solutions pool program	6,861,237	6,836,617
Total revenue-based notes	75,227,346	60,815,123
Financing costs	(1,022,238)	(1,126,838)
Total revenue-based notes, net	$74,205,108	$59,688,285

Spectrum Partners Program

The Company’s Spectrum Partners Program include revenue-based notes and represents a noncurrent liability of the Company, which is a component provision of its spectrum lease agreements with its licensees. The Company determined that due to the provisions of ASC 470-10-25, the Company’s “significant continuing involvement in the generation of the cash flows due to the Spectrum Partners,” that the Company should record this as a debt obligation as opposed to deferred income.

Maturities of these noncurrent debt obligations over the next five years are not readily determinable because of the uncertainty of the amount of future revenues subject to the ten percent revenue pool described below.

The source of repayment is the respective licensees' allocable shares of a quarterly revenue pool established by the Company, payable one quarter in arrears. The loans are deemed fully repaid when all principal has been fully paid.

The revenue pool consists of ten percent of the monthly recurring revenue generated from the operation of the Company's network during each fiscal quarter. Recurring network revenues are limited to revenues collected on a continuing basis for the providing of machine-to-machine communication services from the Company's network clients, and are net of all refunds of recurring revenue, including customer or reseller discounts, commissions, referral fees and/or revenue sharing arrangements. Specifically excluded revenues include: revenues from Network Hosting Services; revenues collected to construct licenses; brokerage fees and commissions; and any one-time nonrecurring revenue including set-up, installation, termination and nonrecurring services; return/restocking revenue; revenues from sales or analysis of network data; revenue from the sale or lease of devices; and revenue from consulting services.

Allocation of revenue pool payments are to be applied in the following order of priority:

(i)	First, to any outstanding loan amount until fully paid;
(ii)	Thereafter, to lease payments;
(iii)	If, however, the agreement has been terminated or not renewed before a payment is due, then such payment shall be reduced to the amount necessary to pay the loan amount.

There was no interest expense related to financing costs for this program for the three and six months ended November 30, 2018 and 2017.

Reservation Program Notes

The Company’s reservation program, initially launched in April 2017, is intended to facilitate the (i) application for FCC spectrum licenses and (ii) the buildout of FCC granted licenses and (iii) the leasing of those spectrum licenses for clients previously under contract with Smartcomm, LLC, a related party (“Smartcomm”) (the “Reservation Program”).

Pursuant to the terms of the Company’s Reservation Program, a Licensee agrees to loan funds to the Company for the purpose of constructing its spectrum licenses when granted by the FCC. The loan term is ten years with simple interest thereon at the rate of 7% per annum. Interest payments due to licensees, payable quarterly in arrears, are made from a separate reservation pool the funding of which is based on a percentage formula of monthly recurring revenue and MHz/Pops under reservation. If, or when, a license is granted and at such time that the Company certifies that license construction is complete, the outstanding loan amount is deemed to be paid in full.   Thereafter, the licensee is transferred into the Spectrum Partners Program and future lease payments to the Licensees are made from the revenue pool related thereto and discussed above. If an FCC spectrum license is not granted within ten years of the effective date of the Reservation Program agreement effective date, then the outstanding loan amount and unpaid accrued interest becomes due and payable.  The Company intends to convert all of the Reservation Program notes to the Spectrum Program Partners revenue notes prior to expiration of the notes.

Total interest expense related to financing costs of this program was approximately $33,347 and $64,889 and $27,516 and $44,972 for the three and six months ended November 30, 2018 and 2017, respectively.

Solutions Pool Program

The Company’s Solutions Pool Program, initially launched in April 2017, is intended to increase investor returns for the spectrum partner returns on their investment and enable them to receive additional funds from the pool. Pursuant to the terms of the Solutions Pool Program, a Licensee agrees to invest additional funds to the Company for the purpose of obtaining a larger revenue percentage payment as consideration for the additional funds. Payments due to Solutions Pool Participants, payable quarterly in arrears, are made from the same Spectrum Partners lease pool payments on a percentage formula of the total investment in the solutions pool.

There was no interest expense related to financing costs for this program for the three and six months ended November 30, 2018 and 2017.

NOTE 12 - Notes Payable to OFFICER

On February 6, 2017, the Company issued a new promissory note to an officer to replace three prior notes that were held by the officer, collectively totaling $950,000. Accrued interest of $60,714, under the prior notes, has been added to the principal under the new note. Through the six months ended November 30, 2018 there were additional advances of $150,000 and $0, respectively, in payments made by the officer. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty-percent of the annual interest was required to be paid beginning on or before December 31, 2017 and each year thereafter with the remaining accrued balance added to principal. Interest is to compound annually. If not sooner paid, the note matures on December 31, 2023.

The note provides for alternative payments in equity, whereunder the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock at the fair market value of such units or shares at the time of issuance.

The outstanding principal balance of this loan is $977,348 and $827,349 as of November 30, 2018 and May 31, 2018, respectively. Interest paid under this note was $6,805 and $13,061 and $4,596 and $9,317 for the three and six months ended November 30, 2018 and 2017, respectively.

NOTE 13 - Asset Retirement Obligations

The following is a summary of the Company’s asset retirement obligations:

	November 30, 2018	May 31, 2018
As of beginning of period,	$1,676,932	$1,619,354
Liabilities incurred	26,920	5,814
Accretion expense	26,401	51,764
At end of period	$1,730,253	$1,676,932

Accretion expense related to the asset retirement obligations was $13,149 and $26,401 and $12,925 and 25,850 for the three and six months ended November 30, 2018, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company has engaged in transactions with Smartcomm, and its related entities, including advances of funds and allocations of shared expenses (e.g. payroll and office rent). An officer of the Company is the majority member in Smartcomm.

Smartcomm License Services, LLC (“Smartcomm Services”) is a single member limited liability company wholly-owned by Smartcomm. The Company's obligations to this Smartcomm-controlled entity is the result of cash advances received by the Company.

Shared Staffing and Related Payroll Costs

The Company has maintained an informal employee payroll expense sharing arrangement with Smartcomm. The Company recognizes a credit offset to employee payroll costs with a corresponding charge against its outstanding liability to Smartcomm pertaining to Smartcomm's allocated share of employee payroll costs. The employee payroll cost allocations under this arrangement are determined by management based on the estimated amounts of time employees were providing services to the two companies.

For the three and six months ended November 30, 2018 and 2017, the employee payroll cost allocation to Smartcomm by the Company was $35,807 and $64,344 and $27,454 and $54,908, respectively.

Shared Office Space

The Company shares office space with Smartcomm and allocates a portion of the rent expense to Smartcomm. For the three and six months ended November 30, 2018 and 2017, the Company expensed $54,614 and $109,229 and $54,614 and $109,229, respectively, in lease payments, net of $1,404 and $2,341 and $1,675 and $3,350, respectively, which was allocated to Smartcomm.

Note Payable – Related Party

As of September 1, 2016, the Company issued a promissory note to Smartcomm in satisfaction of its obligations associated with these cash advances and expense allocations. The original principal amount of the note was $3,971,824, which matures on December 31, 2023. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty-percent of the annual interest is required to be paid beginning on or before December 31, 2017 and each year thereafter with the remaining accrued balance added to principal. Interest is to compound annually. If not sooner paid, the note matures on December 31, 2023.

The note provides for alternative payments in equity, whereunder the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock, at the fair market value of such units or shares at the time of issuance.

For the six months ended November 30, 2018, Smartcomm advanced an additional $19,972 and made payments of $135,695, which includes interest payments of $13,790 during the period. In addition, as satisfaction of this note, Iota Networks assumed specific license application service obligations of Smartcomm. The assumed service obligations are included in “service obligation – Smartcomm” on the accompanying balance sheet as of November 30, 2018 and May 31, 2018. The outstanding principal balance of this loan is $843,635 and $945,568, as of November 30, 2018 and May 31, 2018, respectively.

Guaranteed Payments and Promissory Note

The Company makes periodic disbursements of guaranteed payments to the two members of Spectrum Networks, Carole Downs and Barclay Knapp (the “Spectrum Officers” or each individually an “Spectrum Officer”). The Spectrum Officers have an understanding that they shall receive equal guaranteed payments as compensation. All such guaranteed payments made to the Spectrum Officers are expensed as incurred on the Company’s statement of operations. For the six months ended November 30, 2018 and 2017, the Company made guaranteed payments to the Spectrum Officers of $800,000 ($400,000 per Spectrum Officer) and $145,000 ($72,500 per Spectrum Officer), respectively.

The Company has an interest-bearing promissory note with an officer, dated February 6, 2017 (“Note Payable with Officer”). At minimum, the note requires that one half of the current accrued interest be paid each year on or before year-end with the remainder of accrued interest adding to the principal of the note. Periodic payments of principal can be made without penalty. The note has a maturity date of December 31, 2023, at which time it is required to be paid in full. The Company makes periodic payments of principal and interest throughout the year. Any payments are applied first to accrued interest, and then to principal. (See note 8 for additional disclosure about the note)

Pursuant to the agreement between the Spectrum Officers, to the extent the one Spectrum Officer received additional guaranteed payments in excess of those received by the other Spectrum Officer as of the close of the fiscal year, such excess shall not be considered a guaranteed payment. Rather the excess shall be applied as payments against the Note Payable with Officer. The payments are first applied to accrued interest and then to principal on the promissory note. For the three and six months ended November 30, 2018 and 2017, the Company made principal payments of this nature on the promissory note of $0 and $0 and $0 and $35,379, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of November 30, 2018 or May 31, 2018.

Upon effectiveness of the Amendment, the Board of Directors has authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of preferred stock into one or more series and to fix the designations, preferences, privileges, and restrictions of preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of Delaware. The issuance of Preferred Stock could have the effect of decreasing the trading price of the common stock, restricting dividends on the capital stock, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock, or delaying or preventing a change in control of the Company.

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of November 30, 2018 and May 31, 2018.

Dividends

Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017.  Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment.  As of November 30, 2018, the Company had no undeclared dividends in arrears.

Equity Transactions During the Period

The following transactions affected the Company’s Stockholders’ Deficit:

On October 3, 2018, the Company issued 129,300 shares of common stock with a fair value of $0.89 per share to a noteholder in exchange for a waiver of default related to a note payable.

On October 9, 2018, the Company issued 100,000 shares of common stock with a fair value of $0.91 per share to a note holder in connection with a convertible note payable.

On October 16, 2018, the Company issued 70,700 shares of common stock to a noteholder in exchange for an amendment to a note dated June 29, 2018 allowing for an extension of repayment terms.

On November 29, 2018, the Company issued 250,000 shares of common stock with a fair value of $0.33 per share to a consultant for services.

See Note 3 and Note 16 for disclosure of additional equity related transactions.

NOTE 16 – STOCK-BASED COMPENSATION

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

Options

The Company granted 4,000,000 options during the six months ended November 30, 2018. There were no options issued during the six months ended November 30, 2017.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	6,520,834	$1.12
Granted	4,000,000	0.99
Exercised	-	-
Expired or cancelled	(3,408,334)	1.09
Outstanding at November 30, 2018	7,112,500	$1.06

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2018:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	1,000,000	7.40	$0.60	1,000,000
0.99	4,000,000	9.77	0.99	250,000
1.20	1,562,500	6.08	1.20	1,562,500
2.00	550,000	3.58	2.00	550,000
	7,112,500	8.15	$1.06	3,362,500

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $45,800 and was based on the Company’s closing stock price of $0.65 as of November 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date.

On September 5, 2018, the Company granted 4,000,000 options to the President of the Company in connection with his employment agreement dated September 5, 2018, with an exercise prices of $0.99 per share. The employment agreement calls for vesting of 250,000 shares per quarter. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.99; strike price - $0.99; expected volatility – 103.06%; risk-free interest rate - 2.9%; dividend rate - 0%; and expected term – 6.25 years.

Total compensation expense related to the options was $202,782 and $202,782 and $0 and $0 for the three and six months ended November 30, 2018 and 2017, respectively. As of November 30, 2018, there was future compensation cost of $3,041,727 related to non-vested stock options.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	7,260,641	$1.15
Granted	19,781,493	0.39
Exercised	(300,000)	0.60
Expired or cancelled	(1,121,334)	2.00
Outstanding at November 30, 2018	25,620,800	$0.56

The following table summarizes information about warrants outstanding and exercisable at November 30, 2018:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.38	18,281,494	4.76	$0.38	18,281,494
0.60	1,808,928	4.54	0.60	1,808,928
1.00	2,494,888	1.45	1.00	2,494,888
1.20	2,868,823	0.74	1.20	2,868,823
2.00	166,667	0.41	2.00	166,667
	25,620,800	3.94	$0.56	25,620,800

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

c.     On September 20, 2018, the Company entered into a Securities Purchase Agreement with an accredited investor to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 and warrants to purchase 600,000 shares of the Company’s common stock. The warrants are exercisable for a period of three years at an exercise price of $0.60 per share.

In connection with the Merger (Note 3), 18,281,494 Warrants were issued. The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The warrants provide for the purchase of shares of the Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, the Company recognized approximately $4.0 million of stock compensation expense in the three and six months ended November 30, 2018.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with Barclay Knapp

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

Pursuant to the DeFranco Employment Agreement, Mr. DeFranco will earn an initial base annual salary of $375,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the discretion of the Board, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. DeFranco will also receive stock options, under the Company’s 2017 Plan, to purchase 4,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. DeFranco is employed by the Company on each such vesting date. Mr. DeFranco will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Leases

The Company leases tower space in various geographic locations across the United States, upon and through which its spectrum network is being developed. Generally, these leases are for an initial five-year term with annual lease rate escalations of about 3%. With limited exception, the leases provide anywhere from one to as many as five, 5-year options to extend. Most of these leases require the Company to restore the towers to their original pre-lease condition, which creates the asset retirement obligations previously discussed in Note 13.

The Company leases office space in Phoenix, Arizona. The lease expired on February 28, 2019. In August 2018, the Company entered into a new office lease in Phoenix, Arizona, with a commencement date to begin when work on the space is substantially complete, which occurred around January 1, 2019.  The lease is for a 65-month term, with a renewal option of five years.  The base rent ranges from approximately $18,000 to $20,000 over the 65 months.  The lease included five months of free rent and $38,845 in a tenant improvement allowance, which will be recognized as deferred rent.  The Company paid a security deposit of approximately $18,000 in connection with the lease.  Also, see Note 10 - Related Party Transactions; Shared Office Space.  Actual rent expense for the Phoenix office, paid under both leases was $52,309 and $104,617 and $52,309 and $104,617 for the three- and six-months ending November 30, 2018 and 2017, respectively.

The Company leases office space in New Hope, Pennsylvania. The lease expired on December 31, 2018, and was extended to March 31, 2019, and then will be on a month to month basis. Rent expense under this lease was $54,948 and $109,896 and $54,948 and $109,896 for the three- and six-months ending November 30, 2018 and 2017, respectively.

In May 2016, ICS entered into a new facilities lease with a third party for an office space in South Carolina with a lease term of 64 months for its corporate office.  The first two months were abated and then the monthly base rent is $5,176 per month for 10 months.  The base rent has gradual increases until $6,000 per month in months 61-64.  Monthly rent payment also includes common area maintenance charges, taxes, parking and other charges.  The Company also paid a security deposit of $7,166 which is recorded as a prepaid expense on the accompanying consolidated balance sheets.  Rent expense under this lease including occupancy costs for the three and six months ended November 30, 2018 and 2017 was $16,097 and $32,193 and $16,097 and $32,193, respectively.

The future minimum rental payments for these lease obligations over the next five years and thereafter are as follows:

For the twelve-month period ended November 30,
	Tower Sites	Office space	Total
2019	$4,142,945	$233,438	$4,376,383
2020	4,235,265	292,878	4,528,143
2021	4,345,196	300,757	4,645,953
2022	4,464,606	235,983	4,700,589
2023	3,316,844	241,810	3,558,654
Thereafter	11,536,054	122,362	11,658,416
	$32,040,910	$1,427,228	$33,468,138

The deferred rent liability associated with these leases is $1,806,291 and $1,699,799 as of November 30, 2018 and May 31, 2018, respectively

The Company periodically enters into residential apartment leases for terms of 12-months or less. These units serve as temporary lodging for the benefit of the Company and its employees traveling between Company offices in Phoenix and New Hope. There are no future minimum rental payments required under these leases beyond 12-months. Rent expensed under these short-term residential leases was $1,675 and $6,810 and $4,800 and $9,600 for the three and six months ended November 30, 2018 and 2017, respectively.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a lawsuit against the Company. The counts are for Fraudulent Transfer and Successor Liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm’s business, and that money was improperly transferred from Smartcomm to the Company to avoid Smartcomm’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm. Alcorn is owed approximately $900,000 by Smartcomm, for which the parties have been negotiating settlement options, and the Company believes it appears they are close to settlement. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, allowing the proceeds to be used to pay Smartcomm’s judgment creditors. The Company and Smartcomm believe the claims in the complaint to be completely meritless, and plan to vigorously defend against this complaint, and therefore no accrual has been considered to be necessary to recognize as of November 30, 2018 and May 31, 2018.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, several Smartcomm clients filed a lawsuit against Smartcomm, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm and Iota Networks, among other allegations. Management believes the allegations are without merit and baseless, as Smartcomm delivered the licenses and Iota Networks has performed all of its obligations. Management intends to defend the counts via summary judgment. To date, Smartcomm has been paying the cost to defend against this complaint.

Smartcomm and Iota Networks have sued the manager of one of the plaintiffs for indemnity of all legal expenses and intends to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements.

The Company has accrued $300,000 related to the above matter and is included in accrued expenses as of November 30, 2018.

Dorothy Agar et al v. Michael Judy et al

In April 2014, the plaintiffs filed a lawsuit that included among the named defendants, Iota Networks. Iota Networks' involvement in the complaint stems from a dispute over a $25,000 expenditure. Management believes that the Company's exposure is limited to the $25,000. Management, along with the other defendants will defend the action, which is in the early pleading stages. Iota Networks has asserted that the court has no jurisdiction over Iota Networks. Management believes it is possible the complaint may get dismissed on those grounds. If so, it is possible the plaintiffs will choose not to file a new litigation. As the complaint moves forward, management will measure the ongoing cost of defense against settlement.

Other

The Company is currently the defendant of a lawsuit from a subcontractor seeking damages in excess of $255,000. The Company has responded to the lawsuit and is prepared to vigorously contest the matter believing a favorable resolution will be reached.

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of November 30, 2018 and May 31, 2018, the Company had approximately $116,000 and $1,081,000, respectively, in excess of the FDIC insured limit.

Net Sales

Three customers accounted for 89% of net sales for the six months ended November 30, 2018, as set forth below:

Customer 1	44%
Customer 2	33%
Customer 3	12%

Accounts Receivable

One customer accounted for 20% of the accounts receivable as of November 30, 2018, as set forth below:

Customer 1	20%

There were no concentrations of sales for the six months ended November 30, 2017.  There were no concentration of accounts receivable as of the fiscal year ended May 31, 2018.

NOTE 19 - BUSINESS SEGMENT INFORMATION

As of November 30, 2018, the Company had three operating segments, Iota Communications, ICS and Iota Networks.

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

ICS’s net sales for the six months ended November 30, 2018 were solely derived from revenues from solar energy projects within North America.

Operating results for the business segments of the Company were as follows:

	Iota Communications	ICS	Iota Networks	Total
Three Months Ended November 30, 2018
Net sales	$66,650	$613,299	$63,299	$743,248
Loss from operations	$(11,701,875)	$(268,492)	$(5,004,016)	$(16,974,383)

Three Months Ended November 30, 2017
Net sales	$-	$-	$57,025	$57,025
Loss from operations	$-	$-	$(3,632,952)	$(3,632,952)

Six Months Ended November 30, 2018
Net sales	$66,650	$613,229	$113,165	$793,044
Loss from operations	$(11,701,875)	$(268,492)	$(13,542,043)	$(25,512,410)

Six Months Ended November 30, 2017
Net sales	$-	$-	$159,482	$159,482
Loss from operations	$-	$-	$(6,758,004)	$(6,758,004)

Total Assets
November 30, 2018	$5,608,172	$2,147,527	$12,117,560	$19,873,259
May 31, 2018	$-	$-	$13,730,028	$13,730,028

NOTE 20 – SUBSEQUENT EVENTS

Tender Offer

On January 11, 2019, the Company completed a tender offer to the holders of the Warrants. The Company offered its existing Warrant holders the opportunity to exercise their Warrants and receive up to 21,937,793 shares of common stock of the Company, which represented a 20% bonus. Approximately 81% of the Company’s outstanding Warrants were exercised in the tender offer. The Company raised approximately $4,625,000 in gross cash proceeds from the exercise of 12,322,368 Warrants as part of the tender offer. Participating investors received 14,786,844 shares of common stock of the Company. Net proceeds are anticipated to be approximately $4,115,000 after deducting solicitation agent fees and other offering expenses and are be used primarily for expanding the Company’ IoT network business in addition to other general working capital purposes. Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses. As a result of the 20% bonus warrants and credit to acquire new spectrum licenses, the Company recognized approximately $6.7 million of additional compensation expense in the third fiscal quarter for the year ended May 31, 2019. As of the date of this filing, at total of 14,735,423 shares have been issued related to this tender offer.

In January 2019, the Company issued an aggregate of 400,000 shares of its common stock to two noteholders for inducement to extend the maturity dates related to the notes.

In February 2019, the Company issued 1,000,000 shares of its common stock to AIP for inducement to extend the maturity date related to AIP’s note.

On March 13, 2019, the Company granted 1,500,000 common shares to an employee for services.

On March 13, 2019, the Company granted 400,000 common shares to a consultant for one year of future services.

Iota Spectrum Partners, LP

On March 7, 2019, the Company announced its intention to form Iota Spectrum Partners, LP, an Arizona Limited Partnership ("Iota Partners"), to consolidate exclusive FCC Radio Spectrum Authorizations owned and leased by Iota Networks, in addition to the formation of a wholly-owned subsidiary, Iota Spectrum Holdings, LLC ("Iota Holdings"), which will act as General Partner (the “GP”) of Iota Partners and will acquire General Partnership Units in exchange for exclusive FCC Radio Spectrum Authorizations contributed by Iota Networks.  Iota Partners is intended to bring together the Company-owned and leased 800 MHz FCC License Authorizations into a single consolidated entity, which is intended to be the vehicle for all future FCC licensed spectrum acquisitions and initiatives.

Final definitive documents are subject to change and are qualified in their entirety by reference to the final, executed transaction documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based.  Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth our Annual Report on Form 10-K for the fiscal year ended May 31, 2018, as filed with the Securities and Exchange Commission (the “SEC”) on September 18, 2018, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  These risks include, by way of example and without limitation:

●	our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●	our ability to obtain ownership or access to FCC licensed spectrum;
●	our ability to maintain and develop relationships with customers and suppliers;
●	our ability to successfully integrate acquired businesses or new brands;
●	the impact of competitive products and pricing;
●	supply constraints or difficulties;
●	general economic and business conditions;
●	our ability to continue as a going concern;
●	our need to raise additional funds in the future;
●	our ability to successfully recruit and retain qualified personnel;
●	our ability to successfully implement our business plan;
●	our ability to successfully acquire, develop or commercialize new products and equipment;
●	intellectual property claims brought by third parties; and
●	the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Form 8-K/A filed with the SEC on March 19, 2019, which includes the audited financial statements for our subsidiary, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC), an Arizona limited liability company (“Iota Networks”), as of and for the years ended May 31, 2018 and 2017. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time except as required by law.  We believe that our assumptions are based upon reasonable data derived from and known about our business and operations.  No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report, and unless otherwise indicated, the terms “Iota,” “Company,” “we,” “us,” and “our” refer to Iota Communications, Inc. (formerly known as Solbright Group, Inc.), a Delaware corporation, and our wholly-owned subsidiaries:  Iota Commercial Solutions, LLC, a Delaware limited liability company (“ICS”), Arkados, Inc., a Delaware corporation, (“Arkados”) and Iota Networks.  Unless otherwise specified, all dollar amounts are expressed in United States dollars.

Corporate History and Overview

Iota is a wireless network carrier and industrial automation company that leverages its network and applications platform to sell recurring revenue solutions that optimize efficiency, sustainability and operations for businesses and commercial facilities, with an initial focus on energy management, predictive maintenance and asset tracking. Additionally, we offer complimentary professional services for solar energy, LED lighting and heating plant implementation services.

On July 30, 2018, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with our newly-formed, wholly owned Arizona subsidiary (the “Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of Iota Networks (“Spectrum”).  Pursuant to the terms of the Merger Agreement, upon satisfaction of certain conditions, Merger Sub would merge with and into Iota Networks (the “Merger”), a dedicated Internet of Things (IoT) network access and IoT solutions company, with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of the Company.

Effective September 1, 2018, Merger Sub merged with and into Iota Networks, a dedicated Internet of Things (IoT) network access and IoT solutions company, pursuant to the terms of the Merger Agreement, as amended. Iota Networks was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of the Company.

Pursuant to the Merger Agreement, as amended, at the effective time of the Merger:

●	Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”);

●	Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,906,864 shares of the Company’s Common Stock; and

●	Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for warrants to purchase an aggregate of 18,281,494 shares of the Company’s Common Stock (the “Warrants”).

●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. In connection with a tender offer the Company closed on January 11, 2019 (the “Tender Offer”), the Company raised approximately $4,625,000 in gross cash proceeds from the exercise of 12,322,368 of the Warrants, which were amended and exercise in connection with the Tender Offer. Participating investors received 14,786,844 shares of Common Stock in addition to credits for 14,351,047 MHz-Pops (the amount of megahertz of wireless spectrum covered by an exclusive Federal Communications Commission (“FCC”) radio frequency license, multiplied by the population in the Economic Area (as defined by the FCC) covered by such FCC license) to be used to acquire new spectrum licenses. Following the Tender Offer, 5,959,126 of the Warrant remain outstanding.

The Merger Agreement, as amended, contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to indemnification provisions.

Immediately following the Merger, the Company had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,429,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in future filings with the SEC.

In connection with the Merger, on November 26, 2018, we changed our name from “Solbright Group, Inc.” to “Iota Communications, Inc.” In addition, as of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Corporate Overview

Iota has offices in New Hope, PA, Jacksonville, FL, Charleston, SC and Phoenix, AZ and provides comprehensive solutions for creating, connecting and managing communications for IoT. Iota intends to create the first dedicated, national, carrier-grade wireless network system to standardize and simplify IoT network access for end-customers. It employs FCC-licensed radio spectrum to ensure quality and reliability. Iota’s network system is being designed to connect standard Bluetooth Low Energy (BLE) and WiFi-based beacons and sensors to a cloud platform data store, from which any end-user application may access location, tracking, or sensor-based data for inclusion into end-user management systems. In addition, Iota has developed a smart building platform, called BrightAI, which analyzes granular energy consumption and indoor air quality data gathered from gateways and sensors as well as other external data (i.e. weather) in order to assist commercial building owners in reducing energy costs and increasing sustainability.

The Company is committed to bringing high-value products and services to its commercial customers through its innovative IoT applications based on its full-featured network platform. Our strategy leverages a connectivity capability that we believe surpasses other prevailing wireless solutions and our goal is to reach an untapped market where connectivity issues are otherwise prohibitive.

Iota’s mission is to help clients accelerate growth, increase efficiencies, lower costs, and streamline operations, so they can run their business better than ever before. Iota accomplishes this by offering complete IoT solutions, including proprietary plug-and-play IoT connectors for acquiring and transmitting data, a dedicated, low-cost nationwide IoT network using FCC-licensed spectrum, and custom-tailored and third-party IoT applications to monitor and manage clients’ “things.”

Segment Descriptions

Iota Networks LLC

Iota’s business model calls for building a nationwide wireless network by FCC spectrum licenses. The FCC regulates the airwaves at different frequencies (MHz and GHz) above the United States of America, and they license bandwidth at different spectrum frequencies using either an auction or application system. Iota has used the FCC’s application system exclusively. The FCC, in an effort to curb spectrum hoarding and warehousing, places a cap at 20 on the number of frequencies that can be applied for by one party at a time at a given location. Iota has developed a business plan whereby, like other companies operating in the same manner, they charge an upfront fee to entrepreneurs and others that want to acquire spectrum licenses by the FCC’s application system (“Clients”). Iota is contracted to provide an FCC application creation and filing service to their Clients that enables them to obtain ownership of an asset – an FCC radio license to broadcast on certain frequencies exclusively (the “Application Services”). Iota’s Clients can then lease the FCC license back to Iota and be paid rent based on their pro-rata share of a pool consisting of 10% of Iota’s recurring revenues from Iota’s “Internet- of-Things” network connectivity solutions it sells to third-party customers using the FCC licenses leased from its Clients and from other sources (the “Leasing Services”).

Iota also provides services to people who have already obtained a frequency license from other service providers. Iota calls this their license administration and network hosting program. Owners of granted, but not yet operational, FCC licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to Iota to construct the facilities for their licenses and activate their licenses operationally, thus converting the Clients’ ownership of the Permits into FCC License Authorizations. Once perfected in this manner, Iota charges the Client a recurring yearly license and equipment administration fee of 10% of the original payment amount. Taken together, these services constitute Iota’s “Network Hosting” services.

Iota’s Solutions Pool Program enables the Client to receive a greater percentage of Iota’s revenues from specific products. The Solutions Pool Program agreement contains the Client’s de facto lease agreement inside the agreement. These Clients are in all other respects just like an Application Services Client.

Certain individuals have contracted with third parties to obtain FCC licenses when the next public notice opens a filing window. Accredited Clients can enter into a de facto lease with Iota that allows the Client to prepay for construction services and pre-lease their license to Iota. The Client pays a discounted rate from what a Network Hosting client would normally pay. The money received is repaid either when the construction services are provided for the granted Permit, or it is paid back over time should the Client not receive a license. If a license is received and constructed, the payments to the Client come from the revenue pool. Unless and until a license is received, the Client receives loan payments from Iota’s general funds, calculated as if they were lease payments for the licenses, as if such licenses were in the revenue pool at its fully diluted limit of 700 million MHz- Pops.

Additionally, Iota Networks has developed a proprietary hardware and software platform called IotaLink, which allows for application connectivity to our network. This platform is currently under development and is expected to be commercialized by late 2019.

ICS

ICS develops and delivers to commercial businesses industrial automation Internet of Things applications that optimize energy efficiency, sustainability and operations.  Our Energy-as-a-Service model allows commercial building owners to reduce the barrier of high capital investments and complexity and implement cost-reducing measures with high return on investment quickly and easily.  Our IoT platform, called BrightAI, is an analytic platform that gathers and analyzes granular energy consumption and machine performance data from gateways and sensors and provides insights into areas for savings. Additionally, ICS provides services in conjunction with our application services, such as solar photovoltaic (PV) system development and installation, LED lighting retrofit services and energy efficiency consultation.

Iota Spectrum Partners, LP

On March 7, 2019, the Company announced its intention to form Iota Spectrum Partners, LP, an Arizona Limited Partnership ("Iota Partners"), to consolidate exclusive FCC Radio Spectrum Authorizations owned and leased by Iota Networks, in addition to the formation of a wholly-owned subsidiary, Iota Spectrum Holdings, LLC ("Iota Holdings"), which will act as General Partner (the “GP”) of Iota Partners and will acquire General Partnership Units in exchange for exclusive FCC Radio Spectrum Authorizations contributed by Iota Networks.  Iota Partners is intended to bring together the Company-owned and leased 800 MHz FCC License Authorizations into a single consolidated entity, which is intended to be the vehicle for all future FCC licensed spectrum acquisitions and initiatives.

Final definitive documents are subject to change and are qualified in their entirety by reference to the final, executed transaction documents.

Results of Operations

For purposes of this presentation, activities related to the Company’s wireless network carrier and industrial automation segment are classified under Iota Networks, LLC, activities related to the Company’s solar energy, LED lighting and heating plant implementation services are classified under ICS and activities related to the parent company are classified under Iota Communications, Inc.

Comparison of the Three Months Ended November 30, 2018 to the Three Months Ended November 30, 2017

A comparison of the Company’s operating results for the three months ended November 30, 2018 and 2017, respectively, is as follows.

For the Three Months Ended November 30, 2018

	Iota Networks	ICS	Iota Communications	Total
Net Sales	$63,369	$613,229	$66,650	$743,248
Cost of Sales	5,233	693,444	-	698,677
Gross Profit (Loss)	58,136	(80,215)	66,650	44,571
Operating Expenses	4,853,234	188,277	11,977,443	17,018,954
Operating Income (Loss)	(4,795,098)	(268,492)	(11,910,793)	(16,974,383)
Other income (expenses)	(43,045)	(16,571)	(145,798)	(205,414)
Loss before income taxes	$(4,838,143)	$(285,063)	$(12,056,591)	$(17,179,797)

For the Three Months Ended November 30, 2017

	Iota Networks	ICS	Iota Communications	Total
Net sales	$57,025	$-	$-	$57,025
Cost of Sales	10,302	-	-	10,302
Gross Profit (Loss)	46,723	-	-	46,723

Operating Expenses	3,679,675	-	-	3,679,675
Operating Income (Loss)	(3,632,952)	-	-	(3,632,952)
Other income (expenses)	(62,820)	-	-	(62,820)
Loss before income taxes	$(3,695,772)	$-	$-	$(3,695,772)

The variances between the three months ended November 30, 2018 and 2017 were as follows:

	Iota Networks	ICS	Iota Communications	Total
Net sales	$6,344	$613,229	$66,650	$686,223
Cost of Sales	(5,069)	693,444	-	688,375
Gross Profit (Loss)	11,413	(80,215)	66,650	(2,152)

Operating Expenses	1,173,559	188,277	11,977,434	13,339,270
Operating Income (Loss)	(1,162,146)	(268,492)	(11,910,793)	(13,341,422)
Other income (expenses)	19,775	(16,571)	(146,158)	(142,594)
Loss before income taxes	$(1,142,371)	$(285,063)	$(12,056,591)	$(13,484,016)

Net Sales

Net sales increased by $686,223, or 1,203%, for the three months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of the Merger, which was consummated as of September 1, 2018.

Cost of Sales and Gross Margins

Cost of sales increased by $688,375, or 6,682%, for the three months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of the Merger, which was consummated as of September 1, 2018.

Operating Expenses

Operating expenses increased by $13,339,270, or 363%, for the three months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of the Merger, which was consummated as of September 1, 2018.

Other Income (Expense)

Other income (expense) increased by $142,594, or 229%, for the three months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of increased interest expense from convertible notes and note payable acquired in connection with the Merger, which was consummated on September 1, 2018.

Comparison of the Six Months Ended November 30, 2018 to the Six Months Ended November 30, 2017

A comparison of the Company’s operating results for the six months ended November 30, 2018 and 2017, respectively, is as follows.

For the Six Months Ended November 30, 2018

	Iota Networks	ICS	Iota Communications	Total
Net sales	$113,165	$613,229	$66,650	$793,044
Cost of sales	38,210	693,444	-	731,654
Gross profit (loss)	74,955	(80,215)	66,650	61,390

Operating expenses	13,408,080	188,277	11,977,443	25,573,800
Operating income (loss)	(13,333,125)	(268,492)	(11,910,793)	(25,512,410)
Other income (expenses)	(48,125)	(16,571)	(145,798)	(210,494)
Loss before income taxes	$(13,381,250)	$(285,063)	$(12,056,591)	$(25,722,904)

For the Six Months Ended November 30, 2017

	Iota Networks	ICS	Iota Communications	Total
Net sales	$159,482	$-	$-	$159,482
Cost of sales	41,727	-	-	41,727
Gross profit (loss)	117,755	-	-	117,755

Operating expenses	6,875,759	-	-	6,875,759
Operating income (loss)	(6,758,004)	-	-	(6,758,004)
Other income (expenses)	(108,011)	-	-	(108,011)
Loss before income taxes	$(6,866,015)	$-	$-	$(6,866,015)

The variances between the six months ended November 30, 2018 and 2017 were as follows:

	Iota Networks	ICS	Iota Communications	Total
Net sales	$(46,317)	$613,229	$66,650	$633,562
Cost of sales	(3,517)	693,444	-	689,927
Gross profit (loss)	(42,800)	(80,215)	66,650	(56,365)

Operating expenses	6,532,321	188,277	11,768,525	18,698,041
Operating income (loss)	(6,575,121)	(268,492)	(11,701,875)	(18,754,406)
Other income (expenses)	59,886	(16,571)	(145,798)	(102,483)
Loss before income taxes	$(6,515,235)	$(285,063)	$(12,056,591)	$(18,856,889)

Net Sales

Net sales increased by $633,562, or 397%, for the six months ended November 30, 2018, as compared to the six months ended November 30, 2017, as a result of the Merger, which was consummated as of September 1, 2018.

Cost of Sales and Gross Margins

Cost of sales increased by $689,927, or 1,653%, for the six months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of the Merger, which was consummate as of September 1, 2018.

Operating Expenses

Operating expenses increased by $18,698,041, or 272%, for the six months ended November 30, 2018, as compared to the three months ended November 30, 2017, as a result of the Merger, which was consummated as of September 1, 2018.

Other Income (Expense)

Other income (expense) increased by $102,483, or 95%, for the six months ended November 30, 2018, as compared to the six months ended November 30, 2017, as a result of increased interest expense from convertible notes and note payable in connection with the Merger, which was consummated as of September 1, 2018.

Liquidity, Financial Condition and Capital Resources

As of November 30, 2018, we had cash on hand of $688,936 and a working capital deficiency of $16,130,457, as compared to cash on hand of $1,492,784 and a working capital deficiency of $9,121,713 as of May 31, 2018. The increase in working capital deficiency is mainly due to convertible notes and other short-term liabilities acquired in connection with the Merger, which was consummated on September 1, 2018.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“AIP”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses)), will be used by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

As condition precedents to AIP purchasing the AIP Convertible Note:

●     the Company granted to the Security Agent (on behalf of itself and the Holder) a first priority security interest in, and lien on, all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries (collectively, the “Subsidiaries”), to secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note, pursuant to the terms and conditions of a Security Agreement by and among the Company, the Subsidiaries, and the Security Agent;

●     the Company, and each Subsidiary, delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     each Subsidiary executed and delivered to the Security Agent (on behalf of itself and the Holder) a Guarantee, guaranteeing all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     the Company pledged to the Security Agent (on behalf of itself and AIP) all of the shares or membership interests (as applicable) of all of the Subsidiaries held by the Company; and

●     certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a Lock-Up Agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared assuming that the Company will continue as a going concern.  The Company has accumulated losses from inception through the period ended November 30, 2018 of approximately $88 million, as well as negative cash flows from operating activities.  Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as general and administrative expenses.  There can be no assurance that the Company will be successful with its fund-raising initiatives.  If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock.  Additional financing may not be available upon acceptable terms, or at all.  If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues.  If the Company is unable to obtain the necessary capital, the Company may need to curtail or cease operations completely.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

Working Capital Deficiency

	November 30,	May 31,
	2018	2018
Current assets	$2,881,748	$2,298,917
Current liabilities	19,012,205	11,420,630
Working capital deficiency	$(16,130,457)	$(9,121,713)

The increase in current assets is mainly due to accounts receivable and other current assets acquired in connection with the Merger, which was consummated as of September 1, 2018. The increase in current liabilities is primarily due convertible notes and other short-term liabilities acquired in connection with the Merger, as well as approximately $5.5 million in unpaid tower leases.

Cash Flows

	Six Month Ended November 30,
	2018	2017
Net cash used in operating activities	$(12,087,500)	$(4,690,053)
Net cash used in investing activities	(5,698,602)	(409,898)
Net cash provided by financing activities	16,982,254	5,285,937
Increase (decrease) in cash	$(803,848)	$185,986

Operating Activities

Net cash used in operating activities was $12,087,500 for the six months ended November 30, 2018 primarily due to the net loss of $25,722,904 and an increase in accrued expenses of $1,738,980, partially offset by non-cash expenses of approximately $10 million related to issuance of Common Stock and Warrants issued in connection with the Merger.

Net cash used in operating activities was $4,690,053 for the six months ended November 30, 2017, primarily due to the net loss of $6,866,015, partially offset by depreciation and amortization, and an increase in accounts payable and accrued expenses.

Investing Activities

For the six months ended November 30, 2018, net cash used in investing activities, which was $5,698,602 was primarily attributable to the purchase of a note receivable from Iota Communications of approximately $5 million.

For the six months ended November 30, 2017, net cash used in investing activities was $409,898 from the purchase of property and equipment.

Financing Activities

For the six months ended November 30, 2018, net cash provided by financing activities was $16,982,254, of which $14,451,934 was the proceeds from revenue-based notes and $2,600,616 was from the issuance of convertible notes payable.

For the six months ended November 30, 2017, net cash provided by financing activities was $5,285,937, of which $5,069,442 was the proceeds from revenue-based notes and $251,874 was from the issuance of notes payable to a related party.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited combined consolidated financial statements included herein for the quarter ended November 30, 2018 and in the notes to our financial statements included in our Current Report on Form 8-K/A, which includes audited financial statements for the fiscal years ended May 31, 2018 and 2017.  We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, which Iota Networks adopted ASC 606 beginning on June 1, 2018, as the Company did not have significant in process revenues prior to that time the Company did not record a retrospective adjustment but opted for full retrospective method for all contracts.

Activities related to the Company’s wireless network carrier and industrial automation segment are classified under Iota Networks, activities related to the Company’s solar energy, LED lighting and heating plant implementation services are classified under ICS and activities related to the parent company are classified under Iota Communications.

Iota Networks

The Company derives revenues from FCC license services provided to customers who have already obtained a frequency license from other service providers which are classified as Network Hosting. Additionally, owners of granted, but not yet operational, FCC licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to the Company, for the Company to construct the facilities for the customers licenses and activate their licenses operationally, thus converting the customers’ ownership of the FCC Construction Permits into FCC License Authorizations. Once the construction certification is obtained from the FCC, the Company may enter into an agreement with the Licensee to lease the spectrum. Once perfected in this manner, the Company charges the customer recurring yearly license and equipment administration fee of 10% of the original payment amount.  Taken together, these services constitute the Company’s “Network Hosting” services. Owners of already perfected FCC licenses can pay an upfront fee and the Company charges annual renewal fee of 10% of the upfront application fee for maintaining the license and equipment and allowing the client access to their FCC license outside of the nationwide network.

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof.  Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016.  Arkados had revenues of $66,650 and $66,650 for the three and six months ended November 30, 2018 from software licensing.  Arkados had no revenues for the three and six months ended November 30, 2017.  Arkados is now reporting as  part of the Iota Networks segment.

ICS

Sales of products are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed under ASC Topic 606. Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying unaudited condensed consolidated balance sheet.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our financial statements included herein for the quarter ended November 30, 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (who is our Principal Executive Officer) and our Chief Financial Officer and Treasurer (who is our Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2018 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of November 30, 2018 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. This conclusion is based on findings that constituted material weaknesses. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, management identified the following deficiencies in the design or operation of our internal controls and procedures, which management considers to be material weaknesses:

(i)     Lack of Formal Policies and Procedures. We utilize a third-party independent contractor for the preparation of our financial statements. Although the financial statements and footnotes are reviewed by our management, we do not have a formal policy to review significant accounting transactions and the accounting treatment of such transactions.  The third-party independent contractor is not involved in the day to day operations of the Company and may not be provided information from management on a timely basis to allow for adequate reporting/consideration of certain transactions.

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

Changes in Internal Control Over Financial Reporting

At the effective time of the Merger, Terrence DeFranco resigned from his position as Chief Executive Officer of the Company and, in connection with such resignation, relinquished his role as “Principal Executive Officer” of the Company for SEC reporting purposes. Mr. DeFranco remained in the roles of President, Chief Financial Officer, Secretary and Treasurer of the Company and, as such, continued in the roles of “Principal Financial Officer” and “Principal Accounting Officer” of the Company for SEC reporting purposes. In addition, at the effective time of the Merger, and upon effectiveness of Mr. DeFranco’s resignation as Chief Executive Officer, Barclay Knapp was appointed as Chief Executive Officer of the Company, to serve in such office at the pleasure of the Board, and until his successor has been appointed by the Board. In connection with his appointment as Chief Executive Officer of the Company, Barclay Knapp was designated as the Company’s “Principal Executive Officer” for SEC reporting purposes. Other than these changes to management, there were no changes in our internal control over financial reporting during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a lawsuit against the Company. The counts are for Fraudulent Transfer and Successor Liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm’s business, and that money was improperly transferred from Smartcomm to the Company to avoid Smartcomm’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm. Alcorn is owed approximately $900,000 by Smartcomm, for which the parties have been negotiating settlement options, and the Company believes it appears they are close to settlement. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, allowing the proceeds to be used to pay Smartcomm’s judgment creditors. The Company and Smartcomm believe the claims in the complaint to be completely meritless, and plan to vigorously defend against this complaint, and therefore no accrual has been considered to be necessary to recognize as of November 30, 2018 and May 31, 2018.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, several Smartcomm clients filed a lawsuit against Smartcomm, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm and Iota Networks, among other allegations. Management believes the allegations are without merit and baseless, as Smartcomm delivered the licenses and Iota Networks has performed all of its obligations. Management intends to defend the counts via summary judgment. To date, Smartcomm has been paying the cost to defend against this complaint.

Smartcomm and Iota Networks have sued the manager of one of the plaintiffs for indemnity of all legal expenses and intends to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements.

The Company has accrued $300,000 related to the above matter and is included in accrued expenses as of November 30, 2018.

Dorothy Agar et al v. Michael Judy et al

In April 2014, the plaintiffs filed a lawsuit that included among the named defendants, Iota Networks. Iota Networks' involvement in the complaint stems from a dispute over a $25,000 expenditure. Management believes that the Company's exposure is limited to the $25,000. Management, along with the other defendants will defend the action, which is in the early pleading stages. Iota Networks has asserted that the court has no jurisdiction over Iota Networks. Management believes it is possible the complaint may get dismissed on those grounds. If so, it is possible the plaintiffs will choose not to file a new litigation. As the complaint moves forward, management will measure the ongoing cost of defense against settlement.

Other

The Company is currently the defendant of a lawsuit from a subcontractor seeking damages in excess of $255,000. The Company has responded to the lawsuit and is prepared to vigorously contest the matter believing a favorable resolution will be reached.

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2018, as filed with SEC on September 18, 2018, in addition to other information contained in such Annual Report, our Form 8K/A filed on March 19, 2019, and in this Quarterly Report, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below:

Equity Transactions

On October 3, 2018, the Company issued 129,300 shares of common stock with a fair value of $0.89 per share to a noteholder in exchange for a waiver of default related to a note payable.

On October 9, 2018, the Company issued 100,000 shares of common stock with a fair value of $0.91 per share to a note holder in connection with a convertible note payable.

On October 16, 2018, the Company issued 70,700 shares of common stock to a noteholder in exchange for an amendment to the note dated June 29, 2018 allowing for an extension of repayment terms.

On November 29, 2018, the Company issued 250,000 shares of common stock with a fair value of $0.33 per share to a consultant for services.

Convertible Debt

On June 19, 2018, Solbright Group, Inc. entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of the Company’s common stock over the 20 trading days prior to conversion. Interest expense on this note was $3,740 for the three and six months ended November 30, 2018.

On June 28, 2018, Solbright Group, Inc. issued two 9% convertible notes totaling $700,000, which were due December 31, 2018, in exchange for two existing convertible debentures. The notes are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of the Company’s common stock over the prior 30 trading days from the date of conversion. As noted previously, the acquired convertible debentures were recognized at fair value at the acquisition date which approximated the principal balance, and therefore any existing unamortized debt discount was not included in the recognition.   The Company made payments totaling $69,300 during the three months ended November 30, 2018. The total balance of the two convertible notes was $630,700 as of November 30, 2018. Total interest expense on these notes was $15,707 for the three and six months ended November 30, 2018.

Transactions since Merger

Securities Purchase Agreement

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Convertible Note”), (b) warrants (the “September Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”). The Company will use the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The Convertible Note has a principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2019. Upon issuance of the Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.60 per share. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the Convertible Note, an amount equal to 100% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the Convertible Note, an amount equal to 120% of the outstanding balance of the Convertible Note, plus any accrued and unpaid interest. If, while the Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The September Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share. The September Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“AIP”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses)), will be used by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

As condition precedents to AIP purchasing the AIP Convertible Note:

●     the Company granted to the Security Agent (on behalf of itself and the Holder) a first priority security interest in, and lien on, all now owned or hereafter acquired assets and property, real and personal, of the Company and its subsidiaries (collectively, the “Subsidiaries”), to secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note, pursuant to the terms and conditions of a Security Agreement by and among the Company, the Subsidiaries, and the Security Agent;

●     the Company, and each Subsidiary, delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     each Subsidiary executed and delivered to the Security Agent (on behalf of itself and the Holder) a Guarantee, guaranteeing all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

●     the Company pledged to the Security Agent (on behalf of itself and AIP) all of the shares or membership interests (as applicable) of all of the Subsidiaries held by the Company; and

●     certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a Lock-Up Agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

The securities described above were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

In reviewing the agreements included as exhibits to this Quarterly Report, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Quarterly Report and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this Quarterly Report:

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

4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on September 14, 2017)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017 (incorporated by reference to Exhibit 4.20 to our Annual Report on Form 10-K filed on September 14, 2017)
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC, dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to our Current Report on Form 8-K filed on May 5, 2017)
4.26	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to SBI Investments LLC (incorporated by reference to Exhibit No. 4.26 to our Current Report on Form 8-K filed on January 16, 2018)
4.27	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to L2 Capital LLC (incorporated by reference to Exhibit No. 4.27 to our Current Report on Form 8-K filed on January 16, 2018)
4.28	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on September 7, 2018)
(10)	Material Agreements
10.1	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
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

10.28	Agreement and Waiver, dated December 21, 2017 between the Company and AIP (incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on January 16, 2018)
10.29	Settlement Agreement and Release between the Company and SRE Holdings, LLC and Patrick Hassell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2018)
10.30	Waiver and Extension Agreement, dated April 30, 2018, between the Company and AIP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2018)
10.31‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)

10.32‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

‡     Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOTA COMMUNICATIONS, INC.

By:	/s/ Barclay Knapp
Barclay Knapp
Chief Executive Officer and Director (Principal Executive Officer)
Date: April 15, 2019

By:	/s/ Terrence DeFranco
Terrence DeFranco
President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)
Date: April 15, 2019