Form 10-Q
period 2019-02-28
IOTA COMMUNICATIONS, INC.
filed 2019-05-20
CIK 1095130

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

As of May 20, 2019, there were 217,875,439 shares of the registrant’s common stock outstanding.

IOTA COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28,	May 31,
	2019	2018

ASSETS

Current Assets:
Cash	$1,311,447	$1,492,784
Accounts receivable, net of allowances for doubtful accounts of $676,000 and $0, respectively	582,164	83,500
Contract assets, net	1,248,232	-
Other current assets	2,020,250	722,633
Total Current Assets	5,162,093	2,298,917

Property and equipment, net	10,437,632	11,137,089
Due from related parties	105,805	63,490
Intangible assets, net of accumulated amortization of $90,750 and $0	787,250	-
Goodwill	5,249,891	-
Other assets	88,495	230,532

Total Assets	$21,831,166	$13,730,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$14,473,604	$7,945,564
Payroll liability	1,692,231	661,695
Advance payments	-	2,392,441
Service obligations	331,280	331,280
Deferred revenue	58,971	89,650
Contract liabilities	90,010	-
Warranty reserve	250,791	-
Debt subject to equity being issued	179,180	-
Convertible debentures, net of debt discount of $328,589	3,695,468	-
Common Stock Payable	468,000	-
Notes payable	485,832	-
Total Current Liabilities	21,725,367	11,420,630

Deferred rent liability	1,897,974	1,699,799
Revenue-based notes, net of financing costs of $968,323 and $1,126,838	76,150,888	59,688,285
Long-term notes payable - related party	654,383	945,568
Long-term notes payable - officer	827,348	827,349
Asset retirement obligations	1,847,337	1,676,932
Total Liabilities	103,103,297	76,258,563

Commitments and Contingencies

Stockholders' Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding Series A; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 212,855,309 and 129,671,679 shares issued and outstanding, respectively	21,286	12,967
Additional paid-in capital	20,574,650	-
Accumulated deficit	(101,868,067)	(62,541,502)
Total Stockholders' Deficit	(81,272,131)	(62,528,535)

Total Liabilities and Stockholders' Deficit	$21,831,166	$13,730,028

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	February 28, 2019	February 28, 2018	February 28, 2019	February 28, 2018

Net sales	$1,892,208	$60,538	$2,685,252	$220,020

Cost of sales	1,028,134	16,426	1,759,788	58,153

Gross profit	864,074	44,112	925,464	161,867

Operating expenses:
Application server and software	280,130	87,798	1,062,653	983,302
Tower and related expenses	1,605,319	1,199,565	4,433,000	3,614,739
Research and development	1,441,120	145,212	2,722,831	149,848
Selling, general and administrative	2,883,924	2,272,797	12,489,929	5,336,611
Depreciation and amortization	414,704	225,912	969,102	729,591
Stock based compensation	6,386,862	-	16,908,344	82,500
Total operating expenses	13,012,059	3,931,284	38,585,859	10,896,591

Loss from operations	(12,147,985)	(3,887,172)	(37,660,395)	(10,734,724)

Other income (expense):
Interest income	28	-	38,747	41
Interest expense	(1,458,729)	(20,234)	(1,674,770)	(38,775)
Other income (expense)	3,025	16,390	(30,147)	16,425
Total income (expense)	(1,455,676)	(3,844)	(1,666,170)	(22,309)

Loss before provision for income taxes	(13,603,661)	(3,891,016)	(39,326,565)	(10,757,033)

Provision for income taxes	-	-	-	-

Net loss	$(13,603,661)	$(3,891,016)	$(39,326,565)	$(10,757,033)

Loss per common share - basic and diluted	$(0.07)	$(0.03)	$(0.25)	$(0.08)

Weighted average shares outstanding - basic and diluted	201,848,961	129,671,679	163,991,096	129,671,679

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)

Stock based compensation - stock options	-	-	-	-	405,564	-	405,564
Advance payments converted to members equity prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441
Distribution to M2M's former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)
Reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602
Warrants "Value of warrant modification and MHZ-Pops" issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	-	15,824,972	1,583	5,965,417	-	5,967,000
Warrants in connection with Tender Offer as inducement	-	-	-	-	821,348	-	821,348
Value of MHz-POPs licenses issued in connection with Tender Offer	-	-	-	-	4,735,846	-	4,735,846
Warrants in connection with Backstop Agreement	-	-	-	-	256,556	-	256,556
Warrants issued to investors	-	-	-	-	213,281	-	213,281
Common stock issued in connection with Tender Offer	-	-	14,708,125	1,471	4,598,494	-	4,599,965
Common stock issued for inducement	-	-	1,700,000	170	897,030	-	897,200
Common stock issued for services	-	-	250,000	25	82,475	-	82,500
Beneficial converstion feature on convertible debt and warrants	-	-	-	-	400,000	-	400,000
Net loss	-	-	-	-	-	(39,326,565)	(39,326,565)
Balance as of February 28, 2019	-	$-	212,855,309	$21,286	$20,574,650	$(101,868,067)	$(81,272,131)

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at June 1, 2017	-	$-	129,671,679	$12,967	$-	$(49,238,527)	$(49,225,560)

Net loss	-	-	-	-	-	(10,757,033)	(10,757,033)
Balance as of February 28, 2018	-	$-	129,671,679	$12,967	$-	$(59,995,560)	$(59,982,593)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019 (Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 1, 2018	-	$-	196,747,184	$19,675	$9,126,483	$(88,264,406)	$(79,118,248)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782
Warrants issued in connection with Tender Offer	-	-	-	-	821,348	-	821,348
Warrants issued in connection with Backstop Agreement	-	-	-	-	256,556	-	256,556
Value of MHz-POPs licenses issued in connection with Tender Offer	-	-	-	-	4,735,846	-	4,735,846
Warrants issued to investors	-	-	-	-	213,281	-	213,281
Common stock issued in connection with Tender Offer	-	-	14,708,125	1,471	4,598,494	-	4,599,965
Common stock issued for inducement	-	-	1,400,000	140	619,860	-	620,000
Net loss	-	-	-	-	-	(13,603,661)	(13,603,661)
Balance as of February 28, 2019	-	$-	212,855,309	21,286	$20,574,650	$(101,868,067)	$(81,272,131)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 1, 2017	-	$-	129,671,679	$12,967	$-	$(56,104,544)	$(56,091,577)

Net loss	-	-	-	-	-	(3,891,016)	(3,891,016)
Balance as of February 28, 2018	-	$-	129,671,679	$12,967	$-	$(59,995,560)	$(59,982,593)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months Ended
	February 28, 2019	February 28, 2018
Cash flows from operating activities:
Net loss	$(39,326,565)	$(10,757,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	405,564	-
Loss (gain) on sale of property and equipment	58,495	(7,380)
Warrants issued in connection with reverse merger	3,992,000	-
Common stock issued for PPUs in connection with reverse merger	5,967,000	-
Warrants issued in connection with Tender Offer	821,348	-
Warrants issued in connection with Backstop Agreement	256,556	-
Warrants issued to investors	213,281	-
MHz-POPs licenses issued in connection with Tender Offer	4,735,846	-
Depreciation and amortization	970,206	1,136,328
Amortization of debt discount and deferred finance costs	642,062	91,765
Issuance of common stock for inducement	897,200	-
Issuance of common stock for services	82,500	-
Accretion of asset retirement obligations	41,595	38,775
Changes in operating assets and liabilities:
Accounts receivable, net	(314,499)	6,250
Contract assets	(774,234)	-
Prepaid expenses and other current assets	(942,662)	(322,926)
Due from related party	(42,315)	-
Accounts payable and accrued expenses	2,796,061	2,758,631
Payroll liability	1,030,536	220,569
Deferred revenue	(30,679)	(71,434)
Deferred rent	198,175	220,748
Common stock issued in connection with Backstop Agreement	468,000	-
Contract liabilites	30,625	-
Warranty reverse	40,197	-
Accrued interest on revenue-based notes	97,584	-
Net cash used in operating activities	(17,686,123)	(6,685,707)

Cash flows from investing activities:

Purchases of property and equipment	(89,392)	(409,898)
Purchase of note receivable - Solbright	(5,038,712)	-
Advances to Solbright	(827,700)	-
Security deposit	172,326	-
Cash acquired in merger	72,059	-
Net cash used in investing activities	(5,711,419)	(409,898)

Cash flows from financing activities:
Proceeds from sales of common stock	4,599,965	-
Proceeds from revenue based notes	16,206,504	5,421,865
Proceeds from convertible notes payable	3,516,864	1,526,696
Proceeds from notes payable, related party	-	353,853
Payments on convertible notes	(765,943)	(35,379)
Payments on notes payable	(50,000)	-
Payments on notes payable, related party	(291,185)	-
Net cash provided by financing activities	23,216,205	7,267,035

Net increase (decrease) in cash	(181,337)	171,430

Cash - beginning of period	1,492,784	187,090

Cash - end of period	$1,311,447	$358,520

Supplemental cash flow information:
Cash paid for:
Interest paid	$243,325	$36,607
Income taxes paid	$-	$-
Non cash investing and financing activities:
Additions to asset retirement costs	$128,810	$-
Non-cash distribution to M2M's former parent company	$5,061,334	$-
Beneficial conversion feature in connection with convertible debt issued and Black-Scholes fair value of warrants	$400,000	$-
Advance payments converted to equity	$2,392,441	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES

(F/K/A SOLBRIGHT GROUP, INC.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc. )(the “Parent”, “Iota Communications”), was formed in the State of Delaware on May 7, 1998.  Iota Communications conducts business activities principally through its three wholly-owned subsidiaries, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC) (“Iota Networks”), an Arizona limited liability company, Arkados, Inc., a Delaware corporation, (“Arkados”) and Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company (collectively, the “Company”).

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

Pursuant to the Merger Agreement, at the effective time of the Merger:

●	Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of Iota Communications’ common stock;
●	Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,824,972 shares of Iota Communications’ common stock;
●	Warrants to purchase 1,372,252 common equity units of Iota Network were exchanged for warrants to purchase an aggregate of 18,281,494 shares of Iota Communications’ common stock (the “Warrants”); and
●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of the Company were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock at an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of common stock deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

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

Iota Networks is building and operating a Federal Communication Commission (“FCC”)-licensed wireless network dedicated to the rapidly emerging machine-to-machine industry. It employs FCC-licensed radio spectrum to ensure quality and reliability.  Iota Networks’ network system connects standard Bluetooth Low Energy (BLE) and WiFi-based beacons and sensors to its cloud platform data store, from which any end-user application can access location, tracking, or sensor-based data for inclusion into end-user management systems.  Iota Networks’ business model calls for building a nationwide wireless network by utilizing 800-MHz licensed FCC spectrum.  The FCC regulates the airwaves at different frequencies (MHz and GHz) above the United States of America, and they license bandwidth at different spectrum frequencies using either an auction or application system.  To date, Iota Networks has used the FCC’s application system exclusively.  The FCC places a limit of 20 on the number of frequencies that can be applied for by one party at a time at a given location.  Iota Networks has developed a business plan whereby they charge an upfront fee to accredited investors that want to own spectrum licenses by the FCC’s application system as an investment opportunity.  Iota Networks is contracted to provide an FCC application creation and filing service to these investors that enables them to obtain an asset – an FCC spectrum license to broadcast on certain frequencies exclusively (the “Application Services”).  Iota Networks’ investors may then lease the FCC license back to Iota Networks.

Iota Networks also provides services to people who have already obtained an FCC license from other service providers through their license administration and network hosting program (“Network Hosting Services”). Owners of granted, but not yet operational, FCC licenses can pay an upfront fee to Iota Networks to construct the facilities for their licenses and activate their licenses operationally, thus converting the clients’ ownership of the FCC Construction Permits (as defined in Note 2 below) into FCC license authorizations (as defined in Note 2 below). Once perfected in this manner, Iota Networks charges the client a recurring yearly license and equipment administration fee.

ICS

ICS provides solar engineering, procurement and construction services, as well as energy conservation services and solutions to commercial and buildings throughout the eastern United States.  These services include energy consumption assessments and recommendations, as well as acting as the general contractor for light-emitting diode (“LED”) lighting retrofits, oil-to-natural gas boiler conversions and solar photovoltaic (“PV”) system installation.  ICS also markets and sells BrightAI platform to help building owners save money.  ICS sells its services directly to building owners and managers.

Arkados

Arkados is the Company’s technology research and development subsidiary and has developed the BrightAI software platform, a scalable and interoperable cloud-based system for sensing, gathering, storing and analyzing data as well as reporting critical information and implementing command and control.   On BrightAI, the Company delivers applications currently focused on measurement and verification and predictive maintenance which can be used on single machines or through an entire facility, campus or city.  Its software platform and applications are implemented with hardware products, such as gateways, sensors and cameras.  Arkados is now reporting as part of the ICS segment.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which include Iota Networks, ICS and Arkados. Intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2018 as disclosed in our Form 8-KA filed on March 19, 2019. The results of the three and nine months ended February 28, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2019.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $102 million since inception, including a net loss of approximately $40 million for the nine months ended February 28, 2019. Additionally, the Company had negative working capital at February 28, 2019 and May 31, 2018 and has negative cash flows from operations during the nine months ended February 28, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 7, 2018, the Company received Traunche #2 under the Note Purchase Agreement above.  Traunche #2 totaled $1,000,000, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 which will also be used by the Company for working capital and general corporate purposes (Note 10).

Additionally, January 11, 2019, the Company completed a tender offer to its class of warrants originally issued by Iota Networks between March 2018 and July 2018 with an exercise price of $0.3753 to purchase common stock (Note 16).  At the time of the Merger, these warrants to purchase 1,372,252 common equity units of Itoa Networks were exchanged for Warrants to purchase an aggregate of 18,281,494 shares of the Company’s common stock.  The Company offered its existing Warrant holders the opportunity to exercise their warrants and receive up to 21,937,793 shares of common stock of the Company, a 20% bonus.  On January 11, 2019, the Company raised approximately $4,115,000 in net cash proceeds from the exercise of 12,322,368 Warrants, for the issuance of 14, 708,125 shares of common stock of the Company, as part of the tender offer.

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

For purposes of this presentation, activities related to the Company’s wireless network carrier segment are classified under Iota Networks, activities related to the Company’s industrial automation and solar energy, LED lighting and heating plant implementation services are classified under ICS and activities related to the parent company are classified under Iota Communications.

ICS

Sales of services are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed under ASC Topic 606. Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct.

Payment is generally due within 30 to 45 days of invoicing based on progress billings. There is no financing or variable component. The Company does not act as an agent in its contracts.

Solar and LED Lighting Installation and Construction Contracts

The Company recognizes solar panel and LED lighting system design, construction and installation contract revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. The Company recognizes revenue using the cost to cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage-of-completion method (an input method) is the most accurate depiction of the Company’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the client. Customer payments on solar and LED lighting system contracts are typically billed upon the successful completion of milestones written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company has recorded a loss reserve on contract assets as of February 28, 2019 of $125,674.

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

The Company generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of February 28, 2019, the Company has recognized a warranty reserve of approximately $251,000.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of February 28, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $3,126,029 in remaining unsatisfied performance obligations as of February 28, 2019.

The Company expects to satisfy its remaining unsatisfied performance obligations as of February 28, 2019 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof.  Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016.  Arkados had revenues of $0 and $66,650 for the three and nine months ended February 28, 2019 from software licensing.  Arkados had no revenues for the three and nine months ended February 28, 2018.  Arkados is now reporting as part of the ICS segment.

Iota Networks

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

The Company recognizes the annual fee revenue related to the second performance obligation ratably over the contract term as the services are transferred and performed. Amounts received prior to being earned are recognized as deferred revenue on the accompanying unaudited condensed consolidated balance sheets.

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

Contract Modifications

There were no contract modifications during the three and nine months ended February 28, 2019 and 2018. Contract modifications are not routine in the performance of the Company’s contracts in the Iota Networks Segment.

Disaggregated revenues

Revenue consists of the following by service offering for the three months ended February 28, 2019:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$1,840,429	$30,209	$21,570	$1,892,208

Revenue consists of the following by service offering for the three months ended February 28, 2018:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$-	$44,063	$16,475	$60,538

(a)	Included in Iota Commercial Solutions segment
(b)	Included in Iota Networks segment

Revenue consists of the following by service offering for the nine months ended February 28, 2019:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$2,453,658	$120,621	$110,973	$2,685,252

Revenue consists of the following by service offering for the nine months ended February 28, 2018:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$-	$148,634	$71,386	$220,020

(a)	Included in Iota Commercial Solutions segment
(b)	Included in Iota Networks segment

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements.  Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment, valuation of goodwill and intangible assets for impairment, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Cash

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of February 28, 2019 and May 31, 2018.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of February 28, 2019 and May 31, 2018, the Company’s allowance for doubtful accounts was $676,000 and $0, respectively.

Other Receivables

Other receivables are included in other current assets on the balance sheet include amounts due under the various programs including clients that participate in the Spectrum Partners Program (“Spectrum Partners”) (See Note 11 to our financial statements discussing Spectrum Partners Program), Network Hosting Services, and Reservation Program. The Company periodically assesses its other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of February 28, 2019 and May 31, 2018, the Company has determined that an allowance for doubtful accounts was not necessary.

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

Earnings (Loss) Per Share (“EPS”)

Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted EPS includes the effect from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and warrants and the assumed conversion of convertible notes. Dilutive EPS is computed by dividing net income (loss) by the sum of the weighted average number of common stock outstanding, and the dilutive shares,

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the  Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Nine months ended
	February 28, 2019	February 28, 2018

Convertible notes	$3,177,943	$-
Stock options	7,112,500	6,520,834
Warrants	15,349,031	7,260,641
Potentially dilutive securities	$25,639,474	$13,781,475

	Three months ended
	February 28, 2019	February 28, 2018

Convertible notes	$77,943	$-
Stock options	-	6,520,834
Warrants	4,436,356	7,260,641
Potentially dilutive securities	$4,514,299	$13,781,475

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

Software Development Costs

The Company is developing software for a multi-layered system of application platforms that will utilize the GPS capabilities of the spectrum network and other leased network availability, to provide solutions for customers. The Company follows the guidance of ASC 985-20, “Costs of software to be sold, leased, or marketed”, which calls for the expense of costs until technical feasibility is established. Any costs the Company had incurred during planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications are expensed as incurred. Once technical feasibility of the product has been established, the Company capitalizes the costs, until the product is available for general release to customers. The capitalized costs are amortized on a product-by-product basis over the estimated economic life of the product. When conditions indicate a potential impairment issue, the Company compares the unamortized capitalized costs to the estimated net realizable value, and if the unamortized costs are greater than the expected future gross revenues, the excess is written down to the net realizable value.

As of February 28, 2019, and May 31, 2018, there are no software or related products that have reached technical feasibility. For the three and nine months ending February 28, 2019 and 2018, approximately $280,130 and $1,062,653 and $87,798 and $983,302 respectively, in software development costs have been expensed in the statement of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three- and nine-months ending February 28, 2019 and 2017, there were no impairment losses recognized for long-lived assets.

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

Advertising and Marketing Costs and Deferred Finance Charges

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $0 and $191,368 and $6,690 and $98,770 for the three and nine months ended February 28, 2019 and 2018, respectively.

Broker fees associated with the procurement of SP program are deferred and capitalized as deferred financing costs offset against the revenue-based loans. These financing costs are amortized over the initial five-year term of the Spectrum Partners program (“Spectrum Partners Program”). Amortization of previously deferred financing costs was $53,915 and $158,515 and $30,734 and $92,201 for the three and nine months ended February 28, 2019 and 2018, respectively.

Research & Development Costs

In accordance with ASC 730-10-25, research and development costs are charged to expense when incurred.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current presentations. Accounts receivable, previously included with other current assets, is shown separately on the accompanying unaudited condensed consolidated balance sheet as of May 31, 2018.

Segment Policy

The Company’s reportable segments, Iota Networks, ICS and Iota Communications, are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations.

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

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

●	43,434,034 shares of Iota Communications’ common stock were issued and outstanding as of the Closing.

Except as specifically amended by the Amendment, all of the other terms of the Merger Agreement remained in full force and effect.

Pursuant to the Merger Agreement, as amended, at the effective time of the Merger:

●	Iota Networks outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of Iota Communications’ common stock;

●	Iota Networks outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,824,972 shares of Iota Communications’ common stock;

●	Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for Warrants to purchase an aggregate of 18,281,494 shares of Iota Communications’ common stock; and

●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

Additionally, prior to the Merger, in July 2018, Iota Communications converted $5,038,712 of convertible debt and accrued interest of Iota Communications into 5,038,712 shares of Iota Communications’ common stock, which was distributed to the former parent of Iota Networks.

As a result of the exchange of the profit participation units for the 15,824,972 shares of Iota Communications’ common stock, the Company recognized approximately $6.0 million of stock compensation expense in the nine months ended February 28, 2019.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $0 and $4.0 million of stock compensation expense in the three and nine months ended February 28, 2019.

Immediately following the Merger, Iota Communications had 196,279,076 shares of common stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,434,034 shares of common stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger has been replaced with the historical financial statements of Iota Networks before the Merger in the financial statements and filings with the Securities and Exchange Commission.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets & prepaid expenses	354,955
Fixed assets - net	20,291
Security deposit	30,289
Total tangible assets	1,135,757

Assumed liabilities:
Accounts payable	2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible debentures, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	6,383,046

Net tangible (liabilities)	(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	210,000
Customer base	17,000
Tradenames - trademarks	510,500
Non-compete agreements	140,500
Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)	$5,249,891

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

Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present.  Goodwill and intangibles is not deductible for tax purposes.

Proforma Information

Iota Communications

The following unaudited pro forma information presents the consolidated results of operations of Iota Communications and Iota Networks’ as if the Merger consummated on September 1, 2018 had been consummated on June 1, 2018. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 Merger and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the nine months ended February 28, 2019 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Nine Months Ended February 28,
2019
Net revenue	$3,530,734
Net loss	$(44,388,328)

NOTE 4 –OTHER CURRENT ASSSETS

Other current assets consists of:

	February 28, 2019	May 31, 2018

Other receivables	$1,438,983	$542,058
Prepaid legal fees & other expense	581,267	180,575
Total prepaid expenses and other current assets	$2,020,250	$722,633

NOTE 5 - Property and Equipment

Property and equipment consists of the following:

	February 28, 2019	May 31, 2018

Site and tower equipment	$6,365,197	$6,365,197
Network equipment	900,077	891,361
Asset retirement costs	1,616,757	1,487,947
Furniture, fixtures and equipment	254,773	278,825
Construction in progress	4,850,451	4,825,906
	13,987,255	13,849,236
Less: accumulated depreciation	(3,549,623)	(2,712,147)
Property and equipment, net	$10,437,632	$11,137,089

Total depreciation expense for the three and nine months ended February 28, 2019 and 2018 was $369,329 and $880,756 and $225,718 and $729,591, respectively.

NOTE 6 - INTANGIBLE ASSETS AND GOODWILL

Iota Communications completed a Merger with Iota Networks (Note 3), which gave rise to Goodwill of $5,249,891. The Goodwill will be tested on the annual impairment date chosen of May 31.

The Merger also resulted in the acquisition of the following identifiable intangible assets as of February 28, 2019:

	Useful life (in years)
IP/Technology	5	$210,000
Customer base	5	17,000
Trade-name/marks	5	510,500
Non-compete	4	140,500
		878,000
Less accumulated amortization		(90,750)
Total		$787,250

The weighted average useful life remaining of identifiable intangible assets remaining is 4.37 years.

Amortization of identifiable intangible assets for the three and nine months ended February 28, 2019 was $45,375 and $90,750. There were no intangible assets or amortization for the three and nine months ended February 28, 2018.

As of February 28, 2019, the estimated annual amortization expense for each of the next four fiscal years is approximately $183,000 per year through 2022 and approximately $55,000 in 2023.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	February 28, 2019	May 31, 2018

Accounts payable	$10,283,236	$7,645,564
Accrued expenses	4,190,367	300,000
	$14,473,604	$7,945,564

NOTE 8 – Advance Payments

As of May 31, 2018, the Company had received $2,392,441 of proceeds from a particular investor, as an advance against a future equity position in the Company. Prior to the Merger, the advance payments were converted to common equity, which were included in the share exchange upon the Merger.

NOTE 9 – WARRANTY RESERVE

As of February 28, 2019, the Company has recognized a warranty reserve of $250,791. Warranty expense was $1,075 and $40,197 for the three and nine months ended February 28, 2019 and 2018, respectively.

The following table provides a roll forward of the Company’s warranty reserve:

Balance upon acquisition, September 1, 2018	$210,594
Accrual for warranties issued	40,197
Settlements made	-
Ending balance, February 28, 2019	$250,791

NOTE 10 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of February 28, 2019, convertible debentures, net of debt discount, consist of the following amounts:

February 28, 2019

LIBOR + 10% Convertible note payable, due October 31, 2019	$2,240,484
LIBOR + 10% Convertible note payable, due December 7, 2019	935,204
10% Convertible note payable due June 19, 2019	150,000
8% Convertible note payable due March 31, 2019, currently in default	369,780
$3,695,468

The above convertible notes included debt discounts totaling $812,135 as of February 28, 2019.  Total amortization expense related to these debt discounts was $260,031 and $483,547 for the three and nine months ended February 28, 2019, respectively.  The total unamortized debt discount for the nine months ended February 28, 2019, was $328,589.

The notes payable were all assumed as part of the Merger. As of February 28, 2019, notes payable consisted of the following amounts:

February 28, 2019

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
$485,832

Total interest expense related to the above notes and convertible debentures was $14,665 and $29,826 for the three and nine months ended February 28, 2019.

Assumed Convertible debentures

As part of the Merger (Note 4) the following convertible debentures were assumed by the Company:

Convertible Debt

On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ common stock over the 20 trading days prior to conversion. Interest expense on this note was $3,699 and $10,438 for the three and nine months ended February 28, 2019.

On June 28, 2018, Iota Communications issued two 9% convertible notes totaling $700,000, which were due December 31, 2018, in exchange for two existing convertible debentures. The notes are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of Iota Communications common stock over the prior 30 trading days from the date of conversion. As noted previously, the acquired convertible debentures were recognized at fair value at the acquisition date which approximated the principal balance, and therefore any existing unamortized debt discount was not included in the recognition. The Company made payments totaling $630,030 during the three months ended February 28, 2019. The total balance of the two convertible notes was $0 as of February 28, 2019. Total interest expense on these notes was $1,356 and $17,063 for the three and nine months ended February 28, 2019.

Transactions since Merger

Securities Purchase Agreement

As of September 20, 2018, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $400,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $440,000 (the “Convertible Note”), (b) warrants (the “September Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “Shares”) (the “Purchase and Sale Transaction”).  The Company used the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $178,757 related to the conversion feature, a discount from the issuance of warrants of $176,000, and a discount from the issuance of restricted stock of 100,000 shares for $45,343, included in common stock issued for inducement on the condensed consolidated statement of changes in deficit for the six month ended November 30, 2018. Total amortization of these discounts totaled $204,124 and $369,691 during the three and nine months ended February 28, 2019.  Total interest expense on this note was approximately $7,703 and $15,406 for the three and nine months ended February 28, 2019.

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

In relation to this transaction, the Company recorded a debt discount related to the beneficial conversion feature, and deferred finance costs totaling $705,051.  Total straight-line amortization for these transactions amounted to $71,108 and $94,811 for the three and nine months ended February 28, 2019, and $0 for the three and nine months ended February 28, 2018, respectively, and is included in interest expense.

On December 7, 2018, the Company drew Convertible Note Traunche #2 (“Traunche #2) totalling $1 million dollars, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019.  The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity.  Amounts due under Tranche #2 may be converted into shares of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share.

Total interest expense for all notes was $517,842 and $1,011,033 and $481,632 and $1,478,938 for the three and nine months ended February 28, 2019 and 2018, respectively.

NOTE 11 – Revenue-Based Notes and Accrued Interest

Revenue based notes, debt securities and accrued interest consists of the following:

	February 28, 2019	May 31, 2018
Spectrum Partners program	$68,025,738	$52,030,566
Reservations program	2,023,825	1,838,050
Accrued interest on reservations pool program	208,411	109,890
Solutions pool program	6,861,237	6,836,617
Total revenue-based notes	77,119,211	60,815,123
Financing costs, unamortized	(968,323)	(1,126,838)
Total revenue-based notes, net	$76,150,888	$59,688,285

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

The revenue pool consists of ten percent of the monthly recurring revenue generated from the operation of the Company's network during each fiscal quarter. Recurring network revenues are limited to revenues collected on a continuing basis for the providing of machine-to-machine communication services from the Company's network clients, and are net of all refunds of recurring revenue, including customer or reseller discounts, commissions, referral fees and/or revenue sharing arrangements. Specifically excluded revenues include: revenues from Network Hosting Services; revenues collected to construct licenses; brokerage fees and commissions; and any one-time nonrecurring revenue including set-up, installation, termination and nonrecurring services; return/restocking revenue; revenues from sales or analysis of network data; revenue from the sale or lease of devices; revenue from the sale of software licensing and revenue from consulting services.

Allocation of revenue pool payments are to be applied in the following order of priority:

(i)	First, to any outstanding loan amount until fully paid;
(ii)	Thereafter, to lease payments;
(iii)	If, however, the agreement has been terminated or not renewed before a payment is due, then such payment shall be reduced to the amount necessary to pay the loan amount.

There was no interest expense related to financing costs for this program for the three and nine months ended February 28, 2019 and 2018.

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

Total interest expense related to financing costs of this program was $33,632 and $100,421 and $31,967 and $76,939 for the three and nine months ended February 28, 2019 and 2018, respectively.

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

There was no interest expense related to financing costs for this program for the three and nine months ended February 28, 2019 and 2018.

Total amortization expense related to deferred financing costs was $53,915 and $158,515 and $30,734 and $92,201 for the three and nine months ended February 28, 2019 and 2018.

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

The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock at the fair market value of such units or shares at the time of issuance.

The outstanding principal balance of this loan is $827,348 and $827,348 as of February 28, 2019 and May 31, 2018, respectively. Interest paid under this note was $7,457 and $20,518 and $6,128 and $15,445 for the three and nine months ended February 28, 2019 and 2018, respectively.

NOTE 13 - Asset Retirement Obligations

The following is a summary of the Company’s asset retirement obligations:

	February 28, 2018	May 31, 2018
As of beginning of period	$1,676,932	$1,619,354
Liabilities incurred	128,810	5,814
Accretion expense	41,595	51,764
At end of period	$1,847,337	$1,676,932

Accretion expense related to the asset retirement obligations was $15,392 and $41,595 and $12,925 and $38,775 for the three and nine months ended February 28, 2019 and 2018, respectively.

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

For the three and nine months ended February 28, 2019 and 2018, the employee payroll cost allocation to Smartcomm by the Company was $38,475 and $98,819 and $27,454 and $82,362, respectively.

Shared Office Space

The Company shares office space with Smartcomm and allocates a portion of the rent expense to Smartcomm.  For the three and nine months ended February 28, 2019 and 2018, the Company expensed $90,471 and $199,699 and $54,614 and $163,843 respectively, in lease payments, net of $3,528 and $5,869 and $1,675 and $3,350, respectively, which was allocated to Smartcomm.

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

The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock, at the fair market value of such units or shares at the time of issuance.

For the nine months ended February 28, 2019, Smartcomm advanced an additional $19,972 and made payments of $160,546, which includes interest payments of $20,495 during the period.  As satisfaction of this note,in April 2018 Iota Networks assumed specific license application service obligations of Smartcomm.  The assumed service obligations are included in “service obligation” on the accompanying balance sheets as of February 28, 2019 and May 31, 2018. The outstanding principal balance of this loan is $654,383 and $945,568, as of February 28, 2019 and May 31, 2018, respectively.

Guaranteed Payments and Promissory Note

The Company makes periodic disbursements of guaranteed payments to the two members of Spectrum Networks, Carole Downs and Barclay Knapp (the “Spectrum Officers” or each individually an “Spectrum Officer”). The Spectrum Officers have an understanding that they shall receive guaranteed payments as compensation. All such guaranteed payments made to the Spectrum Officers are expensed as incurred on the Company’s statement of operations. For the nine months ended February 28, 2019 and 2018, the Company made guaranteed payments to the Spectrum Officers of $500,000 ($250,000 per Spectrum Officer) and $307,250 ($102,500 and $204,750 per Spectrum Officer), respectively.

The Company has an interest-bearing promissory note with a Spectrum officer, dated February 6, 2017 (“Note Payable with Officer”). At minimum, the note requires that one half of the current accrued interest be paid each year on or before year-end with the remainder of accrued interest adding to the principal of the note. Periodic payments of principal can be made without penalty. The note has a maturity date of December 31, 2023, at which time it is required to be paid in full. The Company makes periodic payments of principal and interest throughout the year. Any payments are applied first to accrued interest, and then to principal.  (See Note 12 for additional disclosure about this note)

Pursuant to the agreement between the Spectrum Officers, to the extent the one Spectrum Officer received additional guaranteed payments in excess of those received by the other Spectrum Officer as of the close of the fiscal year, such excess shall not be considered a guaranteed payment. Rather the excess shall be applied as payments against the Note Payable with Officer. The payments are first applied to accrued interest and then to principal on the promissory note. For the three and nine months ended February 28, 2019 and 2018, the Company made principal payments of this nature on the promissory note of $150,000 and $150,000 and $53,186 and $53,186, respectively. The balance of the Note Payable with Officer was $827,347 and $827,347 as of February 29, 2019 and May 31, 2018, respectively.

NOTE 15 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of February 28, 2019 or May 31, 2018.

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

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of February 28, 2019 and May 31, 2018.

Dividends

Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017.  Dividemds accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment.  As of February 28, 2019, the Company had no undeclared dividends in arrears.

Equity Transactions During the Period

The following transactions affected the Company’s Stockholders’ Deficit:

Issuance of Common Stock

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

On January 2, 2019, the Company issued 400,000 shares of common stock with a fair value of $0.40 per share to a noteholder in exchange for an amendment to the note dated June 29, 2018, allowing for an extension of repayment terms.

On January 30, 2019, the Company issued 14,708,125 shares of restricted common stock at $0.38 per share to certain warrant holders who were issued warrants between March 2018 and July 2018 in connection with the Tender Offer filed by the Company December 11, 2018. In connection with the Tender Offer the Company issued an additional an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company. The associated stock based compensation expense for the bonus warrants was $821,348. Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses. The associated cost of these licenses was $4,735,846 and is recorded as part of stock based comp expense on the statement of operations.

On February 19, 2019, the Company issued 1,000,000 shares of restricted common shares with a fair value of $0.46 per share as a result of the Company being in default of covenants to the note dated October 31, 2018.

Stock Payable

On January 2, 2019, in connection with the Backstop Agreement related to the Merger as described in Note 3, the Company granted certain investors 1,300,000 shares of common stock valued at $468,000.  As of March 31, 2019, these shares had yet to be issued. On April 11, 2019, the Company issued 1,050,000 of these shares to the certain investors.

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

Options

The Company granted 4,000,000 options during the nine months ended February 28, 2019. There were no options issued during the nine months ended February 28, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	6,520,834	$1.12
Granted	4,000,000	0.99
Exercised	-	-
Expired or cancelled	(3,408,334)	1.09
Outstanding at February 28, 2019	7,112,500	$1.06

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 28, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	1,000,000	7.15	$0.60	1,000,000
0.99	4,000,000	9.53	0.99	500,000
1.20	1,562,500	5.83	1.20	1,562,500
2.00	550,000	3.33	2.00	550,000
	7,112,500	7.90	$1.06	3,362,500

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $45,800 and was based on the Company’s closing stock price of $0.65 as of February 28, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Total compensation expense related to the options was $202,782 and $405,564 and $0 and $0 for the three and nine months ended February 28, 2019 and 2017, respectively. As of February 28, 2019, there was future compensation cost of $2,838,945 related to non-vested stock options with a recognition period from 2019 through 2027.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	7,260,641	$1.15
Granted	24,217,849	0.40
Exercised	(15,008,125)	0.38
Expired or cancelled	(1,121,334)	1.80
Outstanding at February 28, 2019	15,349,031	$0.696

The following table summarizes information about warrants outstanding and exercisable at February 28, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.38	6,024,725	4.87	$0.38	6,024,725
0.54	1,985,000	4.82	0.54	1,985,000
0.60	1,808,928	3.94	0.60	1,808,928
1.00	2,494,888	1.20	1.00	2,494,888
1.20	2,868,823	0.50	1.20	2,868,823
2.00	166,667	0.16	2.00	166,667
	15,349,031	3.29	$0.696	15,349,031

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

b.      In August 2018, a warrant holder executed a cashless exercise of 300,000 warrants for 192,453 shares of the Company’s common stock.

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

In connection with the Merger (Note 3), 18,281,494 Warrants were issued.  The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The warrants provide for the purchase of shares of the Iota Communications’ common stock an exercise price of $0.3753 per share.  The Warrants are exercisable for cash only. The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.  As a result of these Warrants, the Company recognized approximately $4.0 million of stock compensation expense in the nine months ended February 28, 2019.

In December 2018, the Company issued a Tender Offer Statement (“Tender Offer”) to the holders of the 18,281,494 warrants issued in connection with the Merger (Note 3).   As part of the Tender Offer the Company issued an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company.  The associated stock based compensation expense for the bonus warrants was $6,703,000.  As a result of t he inducement, warrant holders converted their warrants into 14,708,125 shares of the Company’s common stock.  Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses.

During the three months ended February 28, 2019, the Company issued a total of 610,000 warrants with an exercise price of $0.54 per share.  These warrants were issued to investors who had provided financing to the Company in post-merger transactions.  As a aresult of these warrants, the Company recognized $213,281 of stock compensation expense in the three months and nine months ended February 28, 2019.

On January 2, 2019, the Company issued a total of 1,375,000 warrants with an exercise price of $0.54 per share.  The warrants were issued to backstop members who committed to purchase securities if the Company did not meet certain equity raise levels required by the Merger (Note 3).  As a result of these warrants, the Company recognized $256,556 of stock compensation expense in the three and nine months ended February 28, 2019.

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

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp is also entitled to receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s common stock yet to be determined by the Board, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

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

The Company leases office space in Phoenix, Arizona. The lease expired on February 28, 2019. In August 2018, the Company entered into a new office lease in Phoenix, Arizona, with a commencement date to begin when work on the space is substantially complete, which occurred around January 1, 2019.  The lease is for a 65-month term, with a renewal option of five years.  The base rent ranges from approximately $18,000 to $20,000 over the 65 months.  The lease included five months of free rent and $38,845 in a tenant improvement allowance, which will be recognized as deferred rent.  Also, see Note 10 - Related Party Transactions; Shared Office Space.  Actual rent expense for the Phoenix office, paid under both leases was $90,471 and $195,088 and $54,614 and $159,231 for the three and ninemonths ending February 28, 2019 and 2018, respectively.

The Company leases office space in New Hope, Pennsylvania. The lease expired on December 31, 2018, and was extended to March 31, 2019, and then will be on a month to month basis. Rent expense under this lease was $59,165 and $169,061 and $54,948 and $164,845 for the three- and nine-months ending February 28, 2019 and 2018, respectively.

In May 2016, ICS entered into a new facilities lease with a third party for an office space in South Carolina with a lease term of 64 months for its corporate office. The first two months were abated and then the monthly base rent is $5,176 per month for 10 months. The base rent has gradual increases until $6,000 per month in months 61-64. Monthly rent payment also includes common area maintenance charges, taxes, parking and other charges. The Company also paid a security deposit of $7,166 which is recorded as a prepaid expense on the accompanying consolidated balance sheets. Rent expense under this lease including occupancy costs for the three and nine months ended February 28, 2019 and 2018 was $16,473 and $48,666 and $15,993 and $48,186, respectively.

The future minimum rental payments for these lease obligations over the next five years and thereafter are as follows:

For the twelve-month period ended February 28,
	Tower Sites	Office space	Total
2019	$4,215,088	$232,614	$4,447,702
2020	4,312,084	294,335	4,606,419
2021	4,430,164	302,213	4,732,377
2022	4,552,135	237,440	4,789,575
2023	3,399,387	243,267	3,642,654
Thereafter	10,539,411	61,181	10,600,592
	$31,448,269	$1,371,050	$32,819,319

The deferred rent liability associated with these leases is $1,897,974 and $1,699,799 as of February 28, 2019 and May 31, 2018, respectively

The Company periodically enters into residential apartment leases for terms of 12-months or less. These units serve as temporary lodging for the benefit of the Company and its employees traveling between Company offices in Phoenix and New Hope. There are no future minimum rental payments required under these leases beyond 12-months. Rent expensed under these short-term residential leases was $1,675 and $8,485 and $4,800 and $14,400 for the three and nine months ended February 28, 2019 and 2018, respectively.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a lawsuit against the Company. The counts are for Fraudulent Transfer and Successor Liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm’s business, and that money was improperly transferred from Smartcomm to the Company to avoid Smartcomm’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm. Alcorn is owed approximately $900,000 by Smartcomm, for which the parties have been negotiating settlement options, and the Company believes it appears they are close to settlement. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, allowing the proceeds to be used to pay Smartcomm’s judgment creditors. The Company and Smartcomm believe the claims in the complaint to be completely meritless, and plan to vigorously defend against this complaint, and therefore no accrual has been considered to be necessary to recognize as of February 28, 2019 and May 31, 2018.

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

The Company has accrued $300,000 related to the above matter and is included in accrued expenses as of February 28, 2019.

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

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of February 28, 2019, and May 31, 2018, the Company had approximately $698,000 and $1,081,000, respectively, in excess of the FDIC insured limit.

Revenues

There were no concentrations of sales for the three or nine months ended February 28, 2019 and 2018.

Accounts Receivable

Two customers accounted for 64% of the accounts receivable as of February 28, 2019, as set forth below:

Customer 1	36%
Customer 2	28%

There were no concentration of accounts receivable as of the fiscal year ended May 31, 2018.

NOTE 19 - BUSINESS SEGMENT INFORMATION

As of February 28, 2019, the Company had three operating segments, Iota Communications, ICS and Iota Networks.

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

ICS’s net sales for the nine months ended February 28, 2019 were solely derived from revenues from solar energy projects within North America.

Operating results for the business segments of the Company were as follows:

	Iota Communi- cations	ICS	Iota Networks	Total
Three Months Ended February 28, 2019
Net sales	$-	$1,824,023	$68,185	$1,892,208
Gain (Loss) from operations	$(6,386,065)	$340,712	$(6,102,632)	$(12,147,985)

Three Months Ended February 28, 2018
Net sales	$-	$-	$60,538	$60,538
Loss from operations	$-	$-	$(3,887,172)	$(3,887,172)

Nine months ended February 28, 2019
Net sales	$66,650	$2,437,252	$181,350	$2,685,252
Gain (Loss) from operations	$(19,470,864)	$(481,146)	$(17,708,385)	$(37,660,395)

Nine months ended February 28, 2018
Net sales	$-	$-	$220,020	$220,020
Loss from operations	$-	$-	$(10,734,724)	$(10,734,724)

Total Assets
February 28, 2019	$5,159,259	$2,974,338	$13,697,569	$21,831,166
May 31, 2018	$-	$-	$13,730,028	$13,730,028

NOTE 20 – SUBSEQUENT EVENTS

On March 13, 2019, the Company granted 1,500,000 common shares to an employee for services valued at $706,500

On March 13, 2019, the Company granted 400,000 common shares to a consultant for one year of future services valued at $188,400.

On March 28, 2019, the Company granted 1,210,518 warrants to shares of common stock at an exercise price of $0.01 per share with an exercise term of 5 years to certain individuals for services rendered.

During April 2019, the Company issued 570,130 shares of common stock as a result certain investors exercising a total of 570,130 warrants at $0.01 per share.

During April 2019, the Company issued 1,300,000 of the 1,300,000 shares of common stock in connection with the Backstop Agreement granted on January 2, 2019, as described in Note 15.

On April 5, 2019, the Company issued 1,000,000 shares of common stock to a note holder in connection with a waiver agreement on associated notes.  The shares were valued at $450,000.

On April 30, 2019, the Company issued 250,000 shares of restricted common stock to a consultant for one year of services valued at $117,500.

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

Corporate History

Iota is a wireless network carrier and software-as-a-service company that leverages its network and applications platform to sell recurring revenue solutions that optimize efficiency, sustainability and operations for businesses and commercial facilities, with an initial focus on energy management, predictive maintenance and asset tracking. Additionally, we offer complimentary professional services for solar energy, LED lighting and heating plant implementation services.

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

Pursuant to the Merger Agreement, as amended, at the effective time of the Merger:

●	Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of the Company’s common stock, $0.001 par value per share (“Common Stock”);

●	Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,824,972 shares of the Company’s Common Stock; and

●	Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for warrants to purchase an aggregate of 18,281,494 shares of the Company’s Common Stock (the “Warrants”).

●	A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of the Company's Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. In connection with a tender offer the Company closed on January 11, 2019 (the “Tender Offer”), the Company raised approximately $4,625,000 in gross cash proceeds from the exercise of 12,322,368 of the Warrants, which were amended and exercise in connection with the Tender Offer. Participating investors received 14,708,125 shares of Common Stock in addition to credits for 14,351,047 MHz-Pops (the amount of megahertz of wireless spectrum covered by an exclusive Federal Communications Commission (“FCC”) radio frequency license, multiplied by the population in the Economic Area (as defined by the FCC) covered by such FCC license) to be used to acquire new spectrum licenses. Following the Tender Offer, 6,024,725 of the Warrants remain outstanding.

The Merger Agreement, as amended, contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to indemnification provisions.

Immediately following the Merger, the Company had 196,579,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,429,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in future filings with the SEC.

In connection with the Merger, on November 26, 2018, we changed our name from “Solbright Group, Inc.” to “Iota Communications, Inc.” In addition, as of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Corporate Overview

Iota has offices in New Hope, PA, Jacksonville, FL, Charleston, SC and Phoenix, AZ and provides comprehensive solutions for creating, connecting and managing communications for IoT. Iota intends to create the first dedicated, national, carrier-grade wireless network system to standardize and simplify IoT network access for end-customers. It employs FCC-licensed 800 MHz radio spectrum to ensure quality and reliability. Iota’s network system is being designed to connect standard Bluetooth Low Energy (BLE) and WiFi-based beacons and sensors to proprietary access points. This sensor data is then relayed to our proprietary, internet-connected base station located at a tower site via either our 800 MHz radio spectrum (or 3G/4G cellular where 800 MHz is not available) and stored in a cloud platform, from which any end-user application may access location, tracking, or sensor-based data for inclusion into end-user management systems. In addition, Iota has developed a smart building software and analytics platform, called BrightAI, which analyzes granular energy consumption and indoor air quality data gathered from our access points and sensors as well as other external data (i.e. weather) in order to assist commercial building owners in reducing energy costs and increasing sustainability.

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

Comparison of the Three Months Ended February 28, 2019 to the Three Months Ended February 28, 2018

A comparison of the Company’s operating results for the three months ended February 28, 2019 and 2018, respectively, is as follows.

For the Three Months Ended February 28, 2019

	Iota Networks	ICS	Iota Communi- cations	Total
Net Sales	$68,185	$1,824,023	$-	$1,892,208
Cost of Sales	37,162	990,972	-	1,028,134
Gross Profit (Loss)	31,023	833,051	-	864,074
Operating Expenses	6,133,655	492,339	6,386,065	13,012,059
Operating Income (Loss)	(6,102,632)	340,712	(6,386,065)	(12,147,985)
Other income (expenses)	302,395	-	(1,758,071)	(1,455,676)
Loss before income taxes	$(5,800,237)	$340,712	$(8,144,136)	$(13,603,661)

For the Three Months Ended February 28, 2018

	Iota Networks	ICS	Iota Communi- cations	Total
Net sales	$60,538	$-	$-	$60,538
Cost of Sales	16,426	-	-	16,426
Gross Profit (Loss)	44,112	-	-	44,112
Operating Expenses	3,931,284	-	-	3,931,284
Operating Income (Loss)	(3,887,172)	-	-	(3,887,172)
Other income (expenses)	(3,844)	-	-	(3,844)
Loss before income taxes	$(3,891,016)	$-	$-	$(3,891,016)

The variances between the three months ended February 28, 2019 and 2018 were as follows:

	Iota Networks	ICS	Iota Communi- cations	Total
Net sales	$7,647	$1,824,023	$-	$1,831,670
Cost of Sales	20,736	990,972	-	1,011,708
Gross Profit (Loss)	(13,089)	833,051	-	819,962
Operating Expenses	2,202,371	492,339	6,386,065	9,080,775
Operating Income (Loss)	(2,215,460)	340,712	(6,386,065)	(8,260,813)
Other income (expenses)	306,239	-	(1,758,071)	(1,451,832)
Loss before income taxes	$(1.909,221)	$340,712	$(8,144,136)	$(9,712,645)

Net Sales

Net sales for Iota Networks increased by $7,647 or 12.6%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Company realizing approximately $15,000 due to introducing its new Network Hosting product in during Q3.

Net sales for ICS and Iota Communications increased by $1,824,023, or 100%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Cost of Sales and Gross Margins

Cost of sales for Iota Networks increased by $20,736, or 126.2%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Company increasing its lease payments to certain FCC license holders.

Cost of sales for ICS and Iota Communications increased by $990,972, or 100%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Operating Expenses

Operating expenses for Iota Networks increased by $2,202,371 or 56%, for the three months ended February 29, 2019, as compared to the three months ended February 28, 2018, primarily as a result of the following: (i) approximately $2.5 million is a result of the Company, during fiscal year 2019, entering into an agreement with a third-party R&D company to assist in researching and developing new products, (ii) approximately $864,000 is due to the Company having increased tower rent expense, of which, as of the period ended February 2019 the Company has yet to receive any invoices.

Operating expenses for ICS and Iota Communications increased by $6,878,404, or 100%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018

Other Income (Expense)

Other income (expense) for ICS and Iota Communications increased by $1,758,071, or 100%, for the three months ended February 28, 2019, as compared to the three months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018

Comparison of the Nine Months Ended February 28, 2019 to the Nine Months Ended February 28, 2018

A comparison of the Company’s operating results for the nine months ended February 28, 2019 and 2018, respectively, is as follows.

For the Nine Months Ended February 28, 2019

	Iota Networks	ICS	Iota Communi- cations	Total
Net sales	$181,350	$2,503,902	$-	$2,685,252
Cost of sales	75,372	1,684,416	-	1,759,788
Gross profit (loss)	105,978	819,486	-	925,464
Operating expenses	17,814,363	1,300,632	19,470,864	38,585,859
Operating income (loss)	(17,708,385)	(481,146)	(19,470,864)	(37,660,395)
Other income (expenses)	254,270	(16,571)	(1,903,869)	(1,666,170)
Loss before income taxes	$(17,454,115)	$(497,717)	$(21,374,733)	$(39,326,565)

For the Nine Months Ended February 28, 2018

	Iota Networks	ICS	Iota Communi- cations	Total
Net sales	$220,020	$-	$-	$220,020
Cost of sales	58,153	-	-	58,153
Gross profit (loss)	161,867	-	-	161,867
Operating expenses	10,896,591	-	-	10,896,591
Operating income (loss)	(10,734,724)	-	-	(10,734,724)
Other income (expenses)	(22,309)	-	-	(22,309)
Loss before income taxes	$(10,757,033)	$-	$-	$(10,757,033)

The variances between the nine months ended February 28, 2019 and 2018 were as follows:

	Iota Networks	ICS	Iota Communi- cations	Total
Net sales	$(38,670)	$2,503,902	$-	$2,465,232
Cost of sales	17,219	1,684,416	-	1,701,635
Gross profit (loss)	(55,889)	819,486	-	763,597
Operating expenses	6,917,772	1,300,632	19,470,864	27,689,268
Operating income (loss)	(6,973,661)	(481,146)	(19,470,864)	(26,925,671)
Other income (expenses)	276,579	(16,571)	(1,903,869)	(1,643,861)
Loss before income taxes	$(6,697,082)	$(497,717)	$(21,374,733)	$(28,569,532)

Net Sales

Net sales for Iota Networks decreased by $38,670, or 17.6%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of a change in product mix from 2018. During 2019 the Company no longer sold its Gateway product. This decrease in revenue was slightly mitigated by the sale of the Company’s new Network Hosting product during Q3 2019.

Net sales for ICS increased by $2,503,902, or 100%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Cost of Sales and Gross Margins

Cost of sales for Iota Networks increased by $17,219, or 29.6%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of the Company increasing its lease payments to certain FCC license holders.

Cost of Sales for ICS increased by $1,684,416, or 100%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Operating Expenses

Operating expenses for Iota Networks increased by $6,917,772, or 63.5%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, primarily as a result of the following: (i) approximately $2.5 million is a result of the Company, during fiscal year 2019, entering into an agreement with a third-party R&D company to assist in researching and developing new products, (ii) approximately $864,000 is due to the Company incurring an increase in tower rent expense, of which, as of the period ended February 2019 the Company has yet to receive any invoices. (iii) Compensation expense increased as a result of the salaries for the CEO of the Company and President of Spectrum Programs as well as ICS adding employees in September 2018.  These increases were partially mitigated by the reallocation of approximately $2.9 million of salaries to ICS and Iota Communications.

Operating expenses for ICS and Iota Communications increased by $20,771,496, or 100%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Other Income (Expense)

Other income (expense) for ICS and Iota Communications increased by $1,920,440, or 100%, for the nine months ended February 28, 2019, as compared to the nine months ended February 28, 2018, as a result of the Merger, which was consummated as of September 1, 2018.

Liquidity, Financial Condition and Capital Resources

As of February 28, 2019, we had cash on hand of $1,311,447 and a working capital deficiency of $16,095,274, as compared to cash on hand of $1,492,784 and a working capital deficiency of $9,121,713 as of May 31, 2018. The increase in working capital deficiency is mainly due to (i) the increase of approximately $6.5 million of accounts payable and accrued expenses and (ii) approximately $3.7 million in convertible debt entered into during the third quarter 2019.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended February 28, 2019 of approximately $103 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may need to curtail or cease operations completely.

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

On December 7, 2018, the Company received Traunche #2 under the Note Purchase Agreement above. Traunche #2 totaled $1,000,000, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 which will also be used by the Company for working capital and general corporate purposes (Note 10).

In December 2018, the Company issued a Tender Offer Statement (“Tender Offer”) to the holders of the 18,281,494 warrants issued in connection with the Merger (Note 3).  As part of the Tender Offer the Company issued an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company.  The associated stock based compensation expense for the bonus warrants was $821,348. As a result of the inducement, warrant holders converted their warrants into 14,708,125 shares of the Company’s common stock.  Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses. The associated cost of these licenses was $4,735,846 and is recorded as part of stock based comp expense on the statement of operations. The Company raised approximately $4.11 million in net cash as a result of the Tender Offer.

Working Capital Deficiency

	February 28,	May 31,
	2019	2018
Current assets	$5,162,093	$2,298,917
Current liabilities	21,257,367	11,420,630
Working capital deficiency	$(16,095,274)	$(9,121,713)

The increase in current assets is mainly due to accounts receivable and other current assets acquired in connection with the Merger, which was consummated as of September 1, 2018. The increase in current liabilities is primarily due convertible notes and other short-term liabilities acquired in connection with the Merger, as well as approximately $5.5 million in unpaid tower leases.

Cash Flows

	Nine Month Ended February 28,
	2019	2018
Net cash used in operating activities	$(17,686,123)	$(6,685,707)
Net cash used in investing activities	(5,711.419)	(409,898)
Net cash provided by financing activities	23,216,205	7,267,035
Increase (Decrease) in cash	$(181,337)	$171,430

Operating Activities

Net cash used in operating activities was $17,686,123 for the nine months ended February 28, 2019.  This was primarily due to the net loss of $40,472,371, which was partially offset by an increase in accounts payable and accrued expenses of approximately $3.8 million and non-cash expenses of approximately $10 million related to the issuance of Common Stock and Warrants in connection with the Merger and approximately $6.7 million related to the issuance of Warrants in connection with the Tender Offer Statement filed on December 11, 2018.

Net cash used in operating activities was $6,685,707 for the nine months ended February 28, 2018, primarily due to the net loss of $10,757,033 partially offset by the depreciation and amortization of fixed assets and intangible assets of approximately $1.1 million, an increase of accounts payable and accrued expenses of approximately $2.8 million.

Investing Activities

For the nine months ended February 28, 2019, net cash used in investing activities, which was $5,711,419 was primarily attributable to the purchase of a note receivable from Iota Communications of approximately $5 million.

For the nine months ended February 28, 2018, net cash used in investing activities was $409,898 from the cash outlaid for purchasing fixed assets.

Financing Activities

For the nine months ended February 28, 2019, net cash provided by financing activities was $23,216,205, of which approximately $16.2 million was the proceeds from revenue-based notes, approximately $4.6 million was from the sale of common stock and $3.5 million was from the issuance of convertible notes payable.

For the nine months ended February 28, 2018, net cash provided by financing activities was $7,267,035, of which $5.4 million was attributable to proceeds from revenue based notes and $1.5 million was attributable to proceeds from convertible notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited combined consolidated financial statements included herein for the quarter ended February 28, 2019 and in the notes to our financial statements included in our Current Report on Form 8-K/A, which includes audited financial statements for the fiscal years ended May 31, 2018 and 2017. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Arkados

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof.  Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016.  Arkados had revenues of $0 and $66,650 for the three and nine months ended February 28, 2019 from software licensing.  Arkados had no revenues for the three and nine months ended February 28, 2018.  Arkados is now reporting as part of the ICS segment.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended February 28, 2019.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weakness(es) in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of February 28, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of February 28, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small number of staff:

●	Lack of formal policies and procedures;
●	Lack of a functioning audit committee and independent directors on the Company’s board of directors to oversee financial reporting responsibilities;
●	Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●	Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●	Lack of risk assessment procedures on internal controls to detect financial reporting risks on a timely manner.

Management’s Plan to Remediate the Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●	Continue to search for and evaluate qualified independent outside directors;
●	Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●	Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the quarter ended February 28, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the fiscal year ended May 31, 2019, and as a result of the merger with our wholly-owned subsidiaries Iota Networks LLC we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software.

We are committed to maintaining a strong internal control environment and believe that these remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Management has identified the following material weakness in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended February 28, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting:

●	Inadequate segregation of duties consistent with control objectives.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a lawsuit against the Company. The counts are for Fraudulent Transfer and Successor Liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm’s business, and that money was improperly transferred from Smartcomm to the Company to avoid Smartcomm’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm. Alcorn is owed approximately $900,000 by Smartcomm, for which the parties have been negotiating settlement options, and the Company believes it appears they are close to settlement. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, allowing the proceeds to be used to pay Smartcomm’s judgment creditors. The Company and Smartcomm believe the claims in the complaint to be completely meritless, and plan to vigorously defend against this complaint, and therefore no accrual has been considered to be necessary to recognize as of February 28, 2019 and May 31, 2018.

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

The Company has accrued $300,000 related to the above matter and is included in accrued expenses as of February 29, 2018.

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

Item 1A. Risk Factors

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2018 (the “Annual Report”), as filed with SEC on September 18, 2018, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

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

On January 2, 2019, the Company issued 400,000 shares of common stock with a fair value of $0.40 per share to a noteholder in exchange for an amendment to the note dated June 29, 2018, allowing for an extension of repayment terms.

On January 30, 2019, the Company issued 14,708,125 shares of restricted common stock with an exercise price of $0.38 per share to certain warrant holders who were issued warrants between March 2018 and July 2018 in connection with the Tender Offer filed by the Company December 11, 2018.  In connection with the Tender Offer the Company issued an additional an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company.  The associated stock based compensation expense for the bonus warrants was $6,703,000.  Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses.

On February 19, 2019, the Company issued 1,000,000 shares of restricted common shares with a fair value of $0.46 per share as a result of the Company being in default of covenants to the note dated October 31, 2018.

Convertible Debt

On December 7, 2018, the Company drew Convertible Note Traunche #2 (“Traunche #2) totalling $1 million dollars, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019.  The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity.  Amounts due under Tranche #2 may be converted into shares of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share.

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

3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 1, 2006).

3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3i.7a to our Annual Report on Form 10-K filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015(incorporated by reference to Exhibit 3.8 to our Annual Report on Form 10-K filed on September 14, 2017)
3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit C to our Information Statement of Schedule 14C filed on February 24, 2015).
3.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K filed on October 4, 2017)
3.11	Certificate of Amendment to Certificate of Incorporation, dated October 30, 2017 (incorporated by reference to Exhibit 3.11 to our Current Report on Form 8-K filed on October 30, 2017)
3.12	Certificate of Designation of 10% Series A-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-1/A on April 30, 2018)
3.13	Certificate of Amendment to Certificate of Incorporation (name change) filed November 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 28, 2018)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1to our Annual Report on Form 10K-SB filed on October 10, 2006).
4.2	Form of Stock Option exercisable at $0.04 issued to employees in April 2014 (incorporated by reference to Exhibit No. 4.16 to our Annual Report on Form 10-K filed on August 27, 2014)
4.3	Form of 6% Convertible Note due November 15, 2014 (incorporated by reference to Exhibit No. 4.17 to our Annual Report on Form 10-K filed on August 27, 2014)
4.4	Form of 6% Convertible Note due April 30, 2015 (incorporated by reference to Exhibit No. 4.17b to our Annual Report on Form 10-K filed on August 27, 2014)
4.5	Form of 6% Convertible Note due October 2015 (incorporated by reference to Exhibit No. 4.17c to our Annual Report on Form 10-K filed on August 27, 2014)
4.6	Form of Warrant issued to consultants on November 18, 2015 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K filed on September 21, 2016)
4.7	Form of Warrant issued to Edward Miller dated April 28, 2016 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K filed on September 21, 2016)
4.8	$38,500 Promissory Note issued on October 28, 2016 (incorporated by reference to Exhibit No. 4.1 to our Quarterly Report on Form 10-Q filed on January 23, 2017)
4.9	Form of Amendment to Promissory Notes due March 31, 2017 (incorporated by reference to Exhibit No. 4.3 to our Quarterly Report on Form 10-Q filed on January 23, 2017)
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

4.15	Form of 10% Convertible Promissory Note issued on February 1, 2017 (incorporated by reference to Exhibit No. 4.7 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.16	Form of 10% Convertible Promissory Note issued on March 3, 2017 (incorporated by reference to Exhibit No. 4.8 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.17	Form of 12% Promissory Note issued on March 7, 2017 (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K filed on September 14, 2017)
4.18	Form of Second Amendment to Promissory Note effective on March 31, 2017 (incorporated by reference to Exhibit No. 4.9 to our Quarterly Report on Form 10-Q filed on April 21, 2017)

4.19	Second Amendment to Convertible Promissory Note Number 2016-1 dated April 20, 2017 (incorporated by reference to Exhibit No. 4.10 to our Quarterly Report on Form 10-Q filed on April 21, 2017)
4.20	Amendment to Promissory Note Number 2017-2 dated April 20, 2017 (incorporated by reference to Exhibit 4.20 to our Annual Report on Form 10-K filed on September 14, 2017)
4.21	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC, dated May 1, 2017 (incorporated by reference to Exhibit No. 10.1 to our Current Report on Form 8-K filed on May 5, 2017)
4.22	Convertible Promissory Note issued to SolBright Renewable Energy, LLC dated May 1, 2017 (incorporated by reference to Exhibit No. 10.2 to our Current Report on Form 8-K filed on May 5, 2017)
4.23	Form of 10% Secured Convertible Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.4 to our Current Report on Form 8-K filed on May 5, 2017)
4.24	Form of Warrant dated May 1, 2017 (incorporated by reference to Exhibit No. 10.7 to our Current Report on Form 8-K filed on May 5, 2017)
4.25	Form of 9% Promissory Note dated May 1, 2017 (incorporated by reference to Exhibit No. 10.9 to our Current Report on Form 8-K filed on May 5, 2017)
4.26	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to SBI Investments LLC (incorporated by reference to Exhibit No. 4.26 to our Current Report on Form 8-K filed on January 16, 2018)
4.27	Amendment #1 to Convertible Promissory Note issued April 27, 2017 to L2 Capital LLC (incorporated by reference to Exhibit No. 4.27 to our Current Report on Form 8-K filed on January 16, 2018)
4.28	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit No. 4.1 to our Current Report on Form 8-K filed on September 7, 2018)
4.29*	Form of Common Stock Purchase Warrant
(10)	Material Agreements
101	License Agreement dated June 24, 2011, by and between STMicroelectronics, Inc. (incorporated by reference to Exhibit No. 10.60 to the Registrant’s Annual Report on Form 10-K filed on August 30, 2013)
10.2	Form of Employee Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.3	Form of Unsecured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
10.4	Form of Secured Creditor Release Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K filed on December 29, 2017)
10.5	Form of Creditor’s Rights Agreement (Asset Sale) (incorporated by reference to Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K filed on December 29, 2010)
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

10.28	Agreement and Waiver, dated December 21, 2017 between the Company and AIP (incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on January 16, 2018)
10.29	Settlement Agreement and Release between the Company and SRE Holdings, LLC and Patrick Hassell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2018)
10.30	Waiver and Extension Agreement, dated April 30, 2018, between the Company and AIP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2018)
10.31‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)

10.32‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.33	Note Purchase Agreement dated October 31, 2018, between the Company and AIP (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2018)
10.34	Offer to Exercise and Exchange Warrants on Schedule TO-I dated December 11, 2018 (incorporated by reference to our Current Report on Form SC TO-I dated December 11, 2018)
10.35	Amendment #1 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 7, 2019 (incorporated by reference to our Current Report on Form SC TO-I/A filed on January 7, 2019)
10.36	Amendment #2 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 18, 2019 (incorporated by reference to our Current Report on Form SC TO-I/A filed on January 18, 2019)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IOTA COMMUNICATIONS, INC.

By: /s/ Barclay Knapp
Barclay Knapp
Chief Executive Officer and Director (Principal Executive Officer)
Date: May 20, 2019

By: /s/ Terrence DeFranco
Terrence DeFranco
President, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)
Date: May 20, 2019