Form 10-K
period 2019-05-31
IOTA COMMUNICATIONS, INC.
filed 2019-09-13
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended May 31, 2019

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

540 Union Square, New Hope, PA 18938
(Address of principal executive offices) (Zip Code)

(855) 743-6478
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of exchange on which registered
None	N/A	N/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, an emerging growth company or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act: [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $39,540,138.

As of September 12, 2019, there were 223,147,509 shares of the registrant’s common stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-K includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Current and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth in this Annual Report on Form 10-K for the fiscal year ended May 31, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

●
our ability to successfully implement our business plan;
●
our need to raise additional funds in the future;
●
our ability to continue as a going concern;
●
our ability to successfully recruit and retain qualified personnel;
●
our ability to successfully acquire FCC-regulated spectrum licenses and expand nation-wide;
●
our ability to attract and retain business partners in the acquisition and construction of nation-wide FCC-licensed spectrum network;
●
our ability to successfully build proprietary technologies to serve the Internet of Things;
●
our ability to successfully commercialize our products and services on a large enough scale to generate profitable operations;
●
our ability to maintain and develop relationships with customers and suppliers;
●
the impact of competitive products and pricing;
●
supply constraints or difficulties;
●
general economic and business conditions;
●
intellectual property claims brought by third parties; and
●
the impact of any changes to industry regulations.

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

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “Registrant,” “Company,” “we,” “us,” “our,” “Iota,” or “Iota Communications” refer to Iota Communications, Inc., a Delaware corporation (formerly known as Solbright Group, Inc.), and its wholly-owned subsidiaries, Iota Networks, LLC , an Arizona limited liability company (formerly known as M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), Iota Commercial Solutions, LLC, a Delaware limited liability company (formerly known as Solbright Energy Solutions, LLC) (“ICS”), Iota Spectrum Holdings, LLC, an Arizona limited liability company (“Iota Holdings”), Iota Spectrum Holdings, LLC., an Arizona limited liability company ("GP"), and Iota Spectrum Partners, LP, an Arizona Limited partnership ("LP").

Corporate History

The Company was initially formed in the State of Delaware on May 7, 1998 under the name Arkados Group, Inc. On October 30, 2017, the Company changed its name to Solbright Group, Inc. and, on November 26, 2018, then changed its name to Iota Communications, Inc. in connection with the Merger described below.

On May 1, 2017, the Company acquired substantially all of the assets and certain liabilities of Solbright Renewable Energy, LLC, a South Carolina limited liability company.

On July 30, 2018, Iota Communications entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”), subsequently amended on September 5, 2018, with a newly-formed , wholly-owned Arizona limited liability company subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Upon closing, Merger Sub merged into and with Iota Networks, with Iota Networks continuing as the surviving entity and the wholly-owned subsidiary of Iota Communications (the “Merger”).

Additionally, in July 2018, Iota Networks converted $5,038,712 of convertible debt and accrued interest into 5,038,712 shares of Iota Communications’ common stock prior to the Merger.

As of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Pursuant to the Merger Agreement at the effective time of the Merger:

●
Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of the Company’s common stock, $0.0001 par value per share (“Common Stock”);
●
Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,824,972 shares of Common Stock;
●
Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for five-year warrants to purchase an aggregate of 18,281,494 shares of Common Stock at an exercise price of $0.3753 per share (the “Pre-Merger Warrants”); and
●
A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

Immediately following the Merger, the Company had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,434,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger.

In connection with a tender offer the Company closed on January 11, 2019 (the “Tender Offer”), the Company raised approximately $4,625,000 from the exercise of Pre-Merger Warrants to purchase 12,322,368 shares of Common Stock which were amended, to extend the dates on (i) the Form of Election to Participate and Exercise Warrant and (ii) the Form of Notice and Withdrawal by two days, and exercised in connection with the Tender Offer. Participating investors received 14,708,125 shares of Common Stock in addition to credits for 14,351,047 MHz-Pops (the amount of megahertz of wireless spectrum covered by an exclusive Federal Communications Commission (“FCC”) radio frequency license, multiplied by the population in the Economic Area (as defined by the FCC) covered by such FCC license) to be used to acquire new spectrum licenses. Following the Tender Offer, 6,024,725 of the Pre-Merger Warrants remain outstanding pursuant to the Merger.

On April 17, 2019, Iota Holdings, a wholly owned subsidiary of the Company, was formed in the State of Arizona.

Business Overview

We are a wireless network carrier and software-as-a-service (SaaS) company dedicated to the Internet of Things (“IoT”). We combine long range wireless connectivity with software applications to provide commercial customers with turn-key services to optimize energy efficiency, sustainability and operations for their facilities.

IoT is the extension of internet connectivity to physical devices and everyday objects. Embedded with electronics, internet connectivity, and other forms of hardware (such as sensors), these devices can communicate and interact with other devices over the internet and be remotely monitored and controlled. According to a McKinsey Global Institute report published in June 2015, globally, an estimated 127 new devices connect to the Internet every second and IoT could have an annual economic impact of $3.9 trillion to $11.1 trillion by 2025 across many different settings, including factories, cities, and retail environments. Early adopters of IoT among commercial customers have spent recent years implementing use cases with IoT solution providers to seek energy-saving solutions and achieve other commercial innovations in their organizations. An IoT customer survey released by Bain & Company in 2018 has shown that the aggregate spending on IoT-related solutions among enterprises reached $235 billion in 2017 globally, with this figure expected to grow to about $520 billion in 2021.

We believe, a significant amount of use cases around IoT has emerged in recent years in both the business-to-business and business-to-consumer segments. IoT service and product providers continue to search for the most optimal solutions for their target customers to create productivity and efficiency. Our target commercial customers are primarily commercial facility and building managers. We believe that such customer’s main concern is how to effectively manage their long-term assets, particularly machinery and real estate, to save energy, reduce spending, mitigate operational risks, and maximize value of investment. Our value proposition is to provide turn-key services to our commercial customers, focusing on the development of IoT solutions around smart buildings, and related services including energy management, asset tracking, and predictive maintenance. In order to be turn-key, our business strategy aims to develop solutions throughout all the stages within the IoT value chain in the smart building arena.

The following diagram depicts how we plan to integrate connectivity, data collection, date analytics, and operations optimization within a typical IoT value chain and to create turn-key services to our target customers:

●
Connectivity: our carrier-grade proprietary wireless network is purpose-built for the IoT, we believe offering optimized building penetration, reliable long-range coverage, secure data transmission, and endpoint device connectivity, requiring low energy usage;
●
Data Collection: our easy-to-install wireless sensors, meters and devices unlock valuable data from existing commercial infrastructure, providing granular visibility into the facilities’ operations. This data is combined with external sources of data including weather and atmospheric conditions;
●
Data Analytics: we believe our BrightAI platform will perform advanced analytics to provide insights to facility management and identify opportunities for performance improvement and sustainability; and
●
Operations Optimization: empowered by data and analytics, we design and implement customized solutions for commercial facilities to achieve efficiency, thereby cutting costs. The BrightAI platform provides continuous feedback to enable on-going optimization and response to changes in commercial settings.

Business Segments

We operate our business across three segments: (1) Iota Networks, (2) Iota Commercial Solutions and (3) Iota Communications.

Iota Networks

The Company re-organized its operating segments in July 2018 in conjunction with the Merger with Iota Networks. The restructured business segment focuses on the first two stages of the IoT value chain, connectivity and data collection.

FCC-licensed Spectrum

We believe that reliable, scalable and secure internet connectivity is the backbone and enabler of our IoT solutions. Purposely built for IoT, our network employs our own licensed spectrum by the FCC. This means that our sensors and devices operate within the portion of the radio spectrum reserved for entities that have been granted FCC licenses and generally operate without interference or spectrum crowding. Additionally, the FCC provides legal protection and enforcement to prevent other operators from transmitting over the same frequency in the same geographic area.

Radio spectrum has a limited digital real estate. Only a small, finite quantity of spectrum, which are measured in Hertz (Hz), are in prime locations. Only 3% of all spectrum is usable for wireless telecommunications, including cellular and IoT, and is referred to as the permeable zone. Iota Networks’ business model calls for building a nationwide wireless network by utilizing 800-MHz-licensed FCC spectrum. 800-MHz spectrum is located in the permeable zone. It transmits data up to 30 miles between two tower sites and enables full structural and basement penetration. In comparison to Wi-Fi/Bluetooth or cellular network, connectivity established using the 800-MHz spectrum is less costly, with better distance coverage and building penetration. Using the exclusively-leased spectrum to build our proprietary network in the permeable zone we believe, allows us to provide superior, secure and inexpensive connectivity for IoT compared to Wi-Fi/Bluetooth or cellular

Spectrum Partners Program

The Spectrum Partners Program is designed to help the Company strategically expand its FCC-licensed spectrum coverage in the 800MHz range nation-wide. The FCC regulates the airwaves at different frequencies (MHz and GHz) above the United States and licenses bandwidth at different spectrum frequencies using either an auction or application system. To date, Iota Networks has licensed bandwidth by using the FCC’s application system. The FCC releases available licenses within the 800MHz range periodically to the public for application. Each license typically has a term of ten years. The Company applies for the available licenses directly or on behalf of our Spectrum Partners. Our Spectrum Partners are third-parties interested in becoming spectrum license holders of particular locations. We provide application services to our Spectrum Partners for a service fee.

The FCC issues construction permits to spectrum license applicants once applications are filed and approved. We provide construction services to our Spectrum Partners and other third-party spectrum license holders who are granted licenses that are not yet operational. The license holders pay an upfront fee to the Company to construct facilities and activate licenses operationally, thereby converting the customers’ FCC construction permits into FCC license authorizations. The Company charges Spectrum Partners and other license holders a yearly license and equipment administration fee. Taken together, the application services, facility construction and license management services constitute what the Company refers to as Network Hosting Services.

In order to expand our exclusive wireless network coverage in the 800MHz range strategically and quickly, the Company may enter into separate lease agreements with its Spectrum Partners and other third-party licensees to build its proprietary wireless network for IoT. The Company aggregates all the licenses in its Spectrum Partners Program and uses their available frequencies onto a single, purpose-built, national network. The Spectrum Partners, in exchange, will receive quarterly, revenue-based lease payments from the Company.

Subsequent to the Merger, the Company has been actively seeking scalable strategies to upgrade its current Spectrum Partners Program and increase the size of its nation-wide spectrum portfolio. As of the fiscal year ended May 31, 2019, the Company controls approximately 439 million MHz-Pops of spectrum in the 800MHz range through direct ownership and through leases from its Spectrum Partners and third-party licensees.

IotaLink

IotaLink is a proprietary over-the-air communication protocol that is currently under development by the Company. It is a low power wide area wireless technology aimed to enable a wide range of narrowband IoT devices and services. In comparison to other available wireless technology in the market such as LoRaWan, which provides wireless communication technology to unlicensed network in the 900MHz spectrum, IotaLink is designed to enable and improve data transmission within the 800MHz spectrum that we license and specifically built for the types of IoT solutions we provide to our commercial customers. We believe that building proprietary wireless technology that adapts to the connectivity profile of our licensed spectrum and our targeted IoT applications brings value to commercial customers by reducing the upfront cost of technology infrastructure. The Company has created an alpha version of IotaLink for internal testing and currently expects to release a beta version by the end of 2019.

Iota Commercial Solutions (ICS)

With the technological backbone developed in the Iota Networks segment, the ICS business segment can then focus on the commercialization of such technologies with applications based on data analytics and operations optimization within the IoT value chain. We believe that data collected from sensors and other advanced end point devices, transmitted via our proprietary network using the FCC-licensed spectrum and IotaLink, will be translated into actionable insights for our commercial customers in the focused IoT verticals of Smart Buildings.

BrightAI

BrightAI is a cloud-based software platform which we are developing that aims to receive data from energy, mechanical and environmental sensors and organizes, stores and analyzes this data to provide insights to drive energy efficiency and create optimization plans for commercial facility managers. BrightAI serves as a data analytics engine which gathers data from end point devices such as sensors and thermostats using wireless connectivity and produces analysis reports to reflect useful information on energy consumption. We expect to release a prototype version of the software in fiscal third quarter of 2020. The anticipated version will include features such as machine learning and data visualization. It will also provide several key functionalities to customers, including real-time data access, visual intelligence, event notification, predicative analytics and performance reporting. The BrightAI dashboard will provide a comprehensive overview of energy usage, environmental conditions and sustainability metrics. In addition, we also plan to include built-in application programming interface to enable third-party application and ERP system integration and promote customization based on our customers’ existing IT infrastructure. When our proprietary network in the 800MHz spectrum range is commercialized, we currently expect to expand the network connection capabilities of BrightAI to a combination of Wi-Fi, Bluetooth and IotaLink. By providing multiple connectivity options, we believe that BrightAI will be able to attract a broader user base both from our proprietary network and other wireless networks.

We expect the BrightAI software platform to provide the following use cases in the future.

●
Remote monitoring: BrightAI collects data transmitted from sensors and IoT devices and captures this high-resolution data in real-time, enabling users to understand building conditions remotely and immediately. Some key building conditions include equipment operations, building occupancy and environmental conditions;
●
Demand response: BrightAI applies a programmatic approach to energy curtailment during peak hours. BrightAI analyzes a building or facility’s current energy consumption pattern and identifies opportunities to cut peak hour energy costs;
●
Demand control ventilation: BrightAI collects real-time data on building occupancy and weather condition. Data collected allows the ventilation system to directly respond to occupancy rate and deliver the right amount of fresh air to occupants; and
●
Fault detection and threshold alerts: based on data collected from buildings and facilities, BrightAI analyzes real-time data and detects faults and anomalies so that users can better manage risks and avoid energy repairs.

Smart Buildings

With valuable data organized and analyzed in BrightAI, we then can curate customized energy management solutions to our commercial customers. A Smart Building uses automated processes to automatically control the building’s operations including heating, ventilation, lighting, air conditioning, security and other systems. We leverage our connectivity solutions, easy-to-install wireless sensor technology, and cloud-based software BrightAI, to unlock the value of IoT in the application of Smart Buildings. The widely used wireless networks today including Wi-Fi, Bluetooth and LTE may incur expensive infrastructure cost and produce over-abundant data capacity and speed which may be unnecessary for certain commercial uses such as buildings and facility management. In addition, some networks feature short-range coverages which are unsuitable for IoT applications. We believe that our competitive edge in connectivity and data analytics will allow us to revamp the traditional building and energy management service model in today’s digitized world. Our Smart Buildings solutions include energy management, asset tracking and predictive maintenance.

We provide energy management services to our commercial customers. Energy management of heating, ventilation, air-conditioning (“HVAC”) systems and LED lighting is high priority for building managers to be able to manage energy consumption and enhance sustainability. Currently, our in-house professionals provide LED retrofit services to buildings and commercial facilities, helping customers to improve system control and ambiance, reduce lighting energy consumption and maintenance costs. Once our 800MHz network and BrightAI software are perfected, we expect to provide IoT-enabled smart lighting solutions to our customers. Smart IoT lighting with wireless switches connects to a network, allowing them to be monitored and controlled from the cloud using the web or mobile devices. We believe that Smart LED lighting will also have wide industrial applications in commercial settings such as warehouses, indoor farm facilities, commercial parking areas and healthcare facilities.

We currently provide solar energy system installation services to our commercial customers. With federal and state initiatives, we help our customers to produce sustainable energy on site, reduce operational expenses and maximize return on investment. Extending the connectivity of BrightAI to a facility’s solar generation plant can help to optimize the use of this energy and increase the return on investment for this system.

Once the BrightAI software platform is upgraded to include more powerful features such as visualization and machine learning, we expect to expand our Smart Buildings solutions to include other applications such as asset tracking and predicative maintenance.

Energy-as-a-Service

We intend to expand the application of Software-as-a-Service model into the energy management sector. Empowered by advanced technologies such as wireless network and data analytics, we hope to be able to integrate online devices and data with offline energy procurement services, and realize the commercial value of IoT. We hope to adopt the Energy-as-a-Service (“EaaS”) model into all of our IoT solutions and other energy conservation services. The EaaS business model allows businesses to procure energy management products and technologies as part of a service or subscription agreement instead of the old model of upfront purchase, own and maintain. Our EaaS service package model includes our BrightAI data analytics platform and a wide variety of energy conservation measures, including our LED lighting and solar services, all combined into a monthly subscription. This model helps simplify the process of implementing an optimization strategy and reduce operational risks. With the aid of BrightAI, we expect to enable our customers to quantify and visualize energy savings real-time and also get the benefit of leveraging our energy conservation expertise early in the project. Additionally, we expect the EaaS model to reduce upfront capital investment into any energy project which may allow for scalability and protection from obsolescence.

Competition and Competitive Advantage

In the Iota Networks business segment, we compete with individuals and organizations that are interested in leasing FCC-licensed spectrum in the range of 800MHz, for the use of IoT development or for other business and recreational purposes. We recognize that spectrum is a scarce resource. Our ability to attract Spectrum Partners and maximize the quantity of spectrum that we control directly impacts our business strategy to build proprietary networks to cover as many geographical locations as possible at an affordable cost. We believe that our Merger with Iota Networks in July 2018 and our currently expected launch of the upgraded Spectrum Partners Programs in 2020 will give us the first-mover advantage in the acquisition of frequency leasehold in order to reduce cost of data transmission.

IotaLink will compete with other available over-the-air communication technologies in establishing low-cost, efficient and reliable connectivity for IoT. Notable technologies in the market include LoRaWan offered by LoRa, Sigfox, NB-IoT, RPMA offered by Ingenu, Weightless-P offered by Weightness, and Symphony Link offered by Link Labs. These technologies have garnered support from companies including IBM, Cisco, Texas Instruments, Huawei, Qualcomm, and other major cellular companies in the United States and globally. Compared to the more established competitors, IotaLink positions itself as a purpose-built wireless technology dedicated to IoT, in particular in the application of Smart Building and energy management. Our technology is among the only technologies that operates on a dedicated proprietary network with licensed spectrum. It offers competitive coverage range in both the rural and urban areas and supports a wide variety of endpoint devices with low power consumption at an affordable cost. IotaLink also features comparable level of security similar to our larger competitors. By developing a proprietary over-the-air communication technology that is purpose-built for the 800MHz spectrum, we believe that we can achieve seamless and cost-effective data transmission to facilitate data analytics and energy management services.

BrightAI will compete with other SaaS providers in the application of Smart Building and energy management. Some notable competitors include Artis Energy, Actility, Aquicore, Carbon Lighthouse, Urban Volt, Relayr, Enertiv, BuildingIQ, and C3IoT. The thesis behind BrightAI is to provide a low-cost, open, scalable and easy-to-use solution to the Smart Building and energy management service customers. Therefore, we plan to incorporate certain important features including building management system integration, third party application connection, data analytics and an environmental control and monitoring system all in one software platform. To our knowledge, no other major software platform in the market has achieved this. Despite intense competition in SaaS, we believe that our turnkey bundled service, which includes connectivity, data transmission, data analytics and service, will deliver more cost-effective solutions to our customers.

In the ICS business segment, we face competition in the IoT market for smart building/smart grid industries segments from multiple companies. There are several large players within the smart building market including, but not limited to, Johnson Controls, Siemens, Honeywell International and General Electric. These companies provide sophisticated building management systems for large commercial facilities and have essentially dominated the market for many years. We believe the landscape, however, is changing as technology advances and legacy systems become outdated and expensive to maintain. As the paradigm shifts to open and scalable solutions for building management, we believe that we can gain a competitive advantage over time. Initially, we seek to integrate our systems as a value-added upgrade or enhancement to existing management systems. In the future, depending on conditions, we may seek to expand our offerings to compete with the larger providers.

Additionally, there are early stage technology companies that represent direct competition to BrightAI, including Optimum Energy and Enertiv. These companies are focused on data gathering and analytics to improve building efficiency and ultimately save money. We believe that our business model will gain competitive advantage over time, largely due to our dedicated investment in the full IoT value chain. As we continue to expand our network capability on the FCC-licensed spectrum, we hope to bring down the cost of data transmission significantly and allow seamless integration of data with the BrightAI platform. Our turn-key solutions are less reliant on any external services and allow customization throughout the entire IoT value chain based on any specific customer needs. Over time, we currently plan to pass down cost savings to our customers.

The market for energy conservation service, LED lighting and building automation solutions is highly competitive. Large LED lighting companies such as General Electric, Phillips and Cree, as well as a large number of China-based manufacturers, represent significant competition for LED lighting. In addition, companies such as Johnson Controls, Rockwell Automation and Schneider Electric represent significant competition for building automation solutions. While these companies potentially represent sources of product for us as a system integrator, there are situations where these companies are competing directly with our service, particularly for large commercial customer opportunities. We believe that our ability to provide turn-key solutions and introduce the EaaS model to our customers is the key to enhance value and save cost for our customers. In addition, our data-driven energy management solutions are highly customized to serve different customer needs.

The market of solar engineering, procurement and construction (“EPC”) is highly competitive. Large companies such as SolarCity, SunPower, Vivint Solar and others represent significant competition to us as fully-integrated solar companies. While these companies potentially represent sources of product for us as an EPC company, there are situations where these companies are competing directly with us, particularly for large commercial or utility-grade solar installations. We believe our competitive advantage lies in the ability to provide service in a full spectrum including project development, project management, technology expertise, utility compliance, contract administration, procurement and integration expertise to the emerging field of solar energy. We have skills, manpower and experience supporting the government, military, industrial and commercial building spaces, and we service customers throughout the Southeast, Mid-Atlantic, New England and military sites nationwide.

Sales and Marketing

Currently we are in the introductory phase of our BrightAI platform. Once the prototype version of the software is released with more features, we will initiate sales and marketing efforts to sell the software as part of the EaaS subscription package.

Currently we market our Smart Buildings and energy conservation services nation-wide using both in-bound and out-bound marketing strategies. Our in-bound marketing strategy includes web presence on social media and content publishing. Our out-bound marketing strategy includes email campaign and LinkedIn outreach. Our target audience includes commercial facilities owners and managers of virtually all kinds such as commercial office buildings, hospitals, schools, warehouses and hotels. We also have three dedicated salespeople making out-bound sales calls and expanding business referrals.

We anticipate supplementing our direct sales force with other representatives and channel partners. The scope and development of our sales and marketing organization will depend, among other things, on the amount of capital available to us in the future.

During the fiscal years ended May 31, 2019 and 2018, we spent approximately $170,895 and $446,872, respectively, on sales and marketing.

Research and Development

Technologies around the IoT ecosystem have been evolving significantly in the recent decade. Because the industries in which the Company competes are characterized by rapid technological advances, the Company’s ability to compete successfully depends heavily upon its ability to ensure a continual and timely flow of competitive products, services and technologies to the marketplace.

Our research and development team is located at our office in New Hope, Pennsylvania. We hired in-house and contracted third-party data scientists and software engineers to accomplish our product development needs. IotaLink, the proprietary wireless technology currently under development, is currently in its alpha version for internal testing and we expect to release a beta version by the end of 2019. BrightAI currently serves as a basic data analytics tool that generates energy usage reports for our customers. We expect to launch the prototype version of the software in late 2019 including advanced features such as machine learning and visualization.

During the fiscal years ended May 31, 2019 and 2018, we spent approximately $4,100,000 and $540,000, respectively, on research and development.

Intellectual Property

Currently we do not own any patents, licenses or trademarks related to the core services and products. We currently plan to apply for trademarks for IotaLink and BrightAI in the future.

Government Approvals and Regulations

Our spectrum licensing business is regulated primarily by the FCC pursuant to the Communications Act of 1934 (the “Communications Act”) and the Telecommunications Act of 1996 (the “Telecommunications Act”) (collectively, the “Acts”). In addition, the installation of solar energy systems is subject to oversight and regulation in accordance with national, state, and local laws and ordinances relating to building, fire and electrical codes, safety, environmental protection, utility interconnection and metering, and related matters.

We are subject to various governmental approvals and regulations as follows:

Renewal and Construction Requirements of Spectrum Licenses

Spectrum licenses have a ten-year term, after which they must be renewed with the FCC. The renewal generally will be granted to a spectrum licensee that has: (1) provided substantial service during its past spectrum license term and (2) substantially complied with applicable FCC rules and policies and the Acts. The FCC also mandates that spectrum licensees construct facilities that provide adequate service to a certain percentage of the population of their spectrum licensed service areas within five, and in some cases, ten years of the initial spectrum license grant. Failure to meet these construction deadlines may result in forfeiture of the spectrum license.

Foreign Ownership

The Communications Act limits direct foreign ownership in an FCC spectrum license to twenty percent. The Communications Act also mandates that no more than twenty-five percent of an FCC spectrum licensee’s capital stock may be indirectly owned or voted by non-United States citizens or their representatives, by a foreign government, or by a foreign corporation, absent an FCC finding that a higher level of foreign ownership is not inconsistent with the public interest. Indirect ownership in excess of twenty-five percent by persons or entities from countries that are signatories to the World Trade Basic Telecom Organization Agreement are presumed to be in the public interest. However, the FCC has the right to attach additional conditions to a grant of authority, and, in the exceptional case in which an application poses a very high risk to competition.

Leasing of Spectrum

The FCC allows the leasing of spectrum to third parties either on a temporary or long-term. Wireless spectrum licensees may enter into a variety of arrangements with third parties assigning or transferring control of a spectrum license, such as through sale or lease which require the FCC's approval.

Our energy management and conservation services are subject to regulations of United States Department of Labor Occupational Safety and Health Administration (“OSHA”) and equivalent state laws. Our services conducted in commercial facilities and buildings involve installation, modification, and re-construction of some potentially hazardous electrical systems and large machinery. We ensure that our in-house professionals and sub-contractors are properly trained and insured to conduct the services in compliance with OSHA rules.

Employees

As of September 11, 2019, we had 30 full-time and 10 part-time employees. None of our employees are covered by a collective bargaining agreement.

ITEM 1A. RISK FACTORS

An investment in our Common Stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this report in evaluating our company and its business before purchasing shares of our Common Stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Business

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing to fund our operations.

Our audited consolidated financial statements as of May 31, 2019 have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm has issued a report that included an explanatory paragraph referring to our recurring losses from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. For the fiscal year ended May 31, 2019, we had a loss from operations of approximately $53 million and negative cash flows from operations of approximately $20.2 million. We anticipate that we will continue to incur operating losses as we execute our development plans for 2020, as well as other potential strategic and business development initiatives. In addition, we expect to have negative cash flows from operations, at least into the near future. We have previously funded and plan to continue funding these losses primarily through the sale of equity and debt. During the fiscal year ended May 31, 2019, we raised $4,599,965 from the issuance of Common Stock and $21,208,120 from debt financing including revenue-based notes and convertible notes. Our ability to continue as a going concern is dependent upon our ability to obtain additional equity or debt financing, attain further operating efficiencies, reduce expenditures, and, ultimately, to generate revenue. There can be no assurance that we will continue to be successful in raising capital and have adequate capital resources to fund our operations or that any additional funds will be available to us on favorable terms or in amounts required by us. If we are unable to obtain adequate capital resources to fund operations, we may be required to delay, scale back or eliminate some or all of our plan of operations, which may have a material adverse effect on our business, results of operations and ability to operate as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our limited operating history does not afford investors a sufficient history on which to base an investment decision.

Our existing business model emerges as a result of our recent acquisition and merger activities in fiscal years 2018 and 2019. Our energy conservation services operating under ICS have generated majority of the Company’s revenue while the Spectrum Programs launched pursuant to the merger with M2M is still in its early stage. Although we expect great synergies and expansion potentials of our business as a result of the merger and acquisition activities, we cannot guarantee that our business lines will gain enough market traction in the short term and become profitable. As a result of limited operating history of the business, and the Company’s short period of control over the subsidiaries, the business may not break-even or become profitable in the near future, if at all. If we are unable to reach profitability, our stock price would decline and our ability to continue to raise capital, either equity or debt, may be adversely affected. The IoT market in the United States has become competitive in recent years with players of different scales entering the space with different monetization strategies and technology capabilities. There can be no assurances that we can prove our business model and or reach long-term profitability and scalability, and we will encounter risks and difficulties commonly faced by any early-stage companies in the rapidly evolving technology environment.

We will need to raise additional capital for the foreseeable future in order to continue operations and realize our business plans, the failure of which could adversely impact our operations.

Although we have started to generate revenue, such revenue is not sufficient to cover our operating expenses and financing costs. As of May 31, 2019, we had liabilities of $107,735,606 and a working capital deficiency of $23,528,010. To stay in business, we will need to raise additional capital through public or private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing. In the past, we have financed our operations by issuing secured and unsecured convertible debt and equity securities in private placements, in some cases with equity incentives for the investor in the form of warrants to purchase our Common Stock and have borrowed from related parties. We have sought and will continue to seek various sources of financing but there are no commitments from anyone to provide us with financing. We can provide no assurance as to whether our capital raising efforts will be successful or as to when, or if, we will be profitable in the future. Even if the Company achieves profitability, it may not be able to sustain such profitability. If we are unable to obtain financing or achieve and sustain profitability, we may have to suspend operations, sell assets and will not be able to execute our business plans pursuant to the merger and acquisition activities. Failure to become and remain profitable may adversely affect the market price of our Common Stock and our ability to raise capital and continue operations.

We will need to grow the size and capabilities of our company, and we may experience difficulties in managing this growth.

As of May 31, 2019, we had 40 employees. As our marketing plans and business strategies develop, we may need to recruit additional managerial, operational, sales and marketing, financial, IT and other personnel. Future growth will impose significant added responsibilities on members of management, including:

●
identifying, recruiting, integrating, maintaining, and motivating additional employees;
●
maintaining and furthering collaborative relationships with third-party business partners, service providers and investors; and
●
improving our operational, financial and management controls, reporting systems, and procedures of the Company and its subsidiaries.

Our future financial performance and our ability to scale our Iota Networks and ICS business will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. This lack of long-term experience working together may adversely impact our senior management team’s ability to effectively manage our business and growth.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services. There can be no assurance that the services of these independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our business operations may be interrupted and SEC reporting may be delayed. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, if at all. If we are not able to effectively expand our company by hiring new employees and expanding our consultants and contractors, we may not be able to successfully implement the tasks necessary to achieve our marketing, research, development, and expansion goals, and we may face loss and liability in connection with any deficiency in service caused by the lack of capable personnel or errors made by third parties.

If we lose key employees and consultants or are unable to attract or retain qualified personnel, our business could suffer.

Our future success depends, in part, on our ability to continue to attract, retain and motivate highly qualified technical, marketing, engineering, and management personnel. Currently we have entered into a two-year employment agreement with our Chairman, Barclay Knapp, and our Chief Executive Officer and President, Terrence DeFranco. We have engaged other managerial personnel on a part-time or consulting basis to meet our operational and development needs. Any inability in retaining qualified personnel could result in delays in development or fulfillment of any current strategic and operational plans.

The Company’s long-term business plan depends upon our ability to acquire spectrum licenses in the 800MHz range for the IoT, and failure to acquire such spectrum on attractive terms would adversely affect the Company’s business.

We will seek to acquire 800MHz-range spectrum licenses directly or through our Spectrum Partners Program. If we cannot obtain all or a meaningful number of the licenses it is targeting for use in the network there may be gaps in the service areas covered by the licenses. Our inability to acquire licenses covering a complete network area would greatly hinder our ability to supply the spectrum needed by Iota Networks to build and offer network services. This risk is somewhat mitigated where 3G service is adequate and available. However, 3G services are scheduled to be discontinued by the year 2021 and replaced with more expensive LTE service. If the Company is unable to assemble a contiguous network of licenses to operate a nationwide network, it could hinder our ability to market IoT applications in certain geographical locations and therefore have an adverse effect on our financial condition and prospects.

Our ability to expand our Iota Networks business is limited by our ability to use FCC-licensed spectrums, which are limited in number.

FCC-licensed spectrum is a scarce resource. We rely on our Spectrum Partners Programs to apply for FCC licenses in the frequency band of 800MHz on behalf of our Spectrum Partners to build the required infrastructure for IoT applications. We compete with other interested parties in the market to obtain FCC licenses in the particular frequency band ranges. FCC determines the specific spectrum frequencies that are made available for auction or application, and may not allocate sufficient spectrum to meet the demands of all those wishing to obtain licenses. If the FCC limits the available 800MHz frequency for lease application or auction, we will be unable to provide connectivity services in those economic areas and thus reduce the value of our network and our ability to generate revenue.

FCC licenses are subject to renewal and potential revocation in the event of violation of applicable laws. The loss of any of such licenses could materially and adversely affect our ability to service our customers.

The FCC licenses we apply for on behalf of our Spectrum Partners are subject to renewal upon expiration. Although the FCC has routinely renewed wireless licenses in the past, we cannot assure that no challenges will be brought against the license renewals in the future. In addition, FCC rules require all wireless licenses to meet specified build-out requirements, and failure to comply with these and other requirements in a given license area could result in termination, cancellation or non-renewal of the license for that license area or the imposition of fines by the FCC. Although we have the expertise to provide necessary services to our Spectrum Partners to ensure that the maintenance and renewal of the licenses are in good order, if under any circumstances that any of the licenses are forfeited, revoked, or not renewed, we would not be able to provide wireless network in that area unless we contract wireless services of another provider which may significantly increase our operating cost.

Fifth-Generation wireless technology (“5G”) and other emerging technologies may provide comparable or superior wireless network technology which could make our FCC-licensed Network less competitive in the IoT ecosystem.

FCC-licensed wireless networks in the frequency range of 800MHz are known for features such as long-range connectivity, superior building penetration, high quality transmission and usage of inexpensive and long-battery life hardware. It provides a more reliable, scalable and secure network solution for IoT applications in comparison to the existing wireless technologies such as Wi-Fi/Bluetooth and cellular network. However, 5G also promises a more friendly IoT ecosystem by providing fast data speeds, minimal transmission latency, improved network energy usage and 10-year worth of battery life for low-power IoT devices. The development of the 5G network may provide enhanced technology to our current technology which would affect our ability to remain competitive with the emerging new technologies and have an adverse effect on our business.

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

If we are unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks or network security breaches, we could be exposed to customer liability and reputational risk.

We rely on our proprietary FCC-licensed wireless network, IotaLink and BrightAI software platform to transmit, collect, analyze, store and report data and interact with our commercial customers to provide them with the reliable Smart Buildings and Smart Energy solutions. Our information technology systems may be subject to cyber-attacks. Any data breaches could result in misappropriation of data or disruption of operations. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents.

In addition, we have designed products and services that connect to and are part of the IoT. While we attempt to provide adequate security measures to safeguard our products from cyber-attacks, the potential for an attack remains. A successful attack may result in inappropriate access to information or an inability for our products to function properly. Any such operational disruption and/or misappropriation of information could result in lost sales, unfavorable publicity, or business delays and could have a material adverse effect on our business.

Our proprietarily developed BrightAI platform is new and may not achieve market acceptance from commercial customers.

We have introduced our proprietarily developed BrightAI platform in 2018, providing a SaaS solution for many IoT applications including Smart Buildings. Our future success will depend, in part, on our ability to continue to improve the functionality of BrightAI, to provide real-time, reliable and powerful data analytics to our commercial customers. Product development will require continued investment in order to maintain our competitive position, and the periods in which we incur significant product development costs may drive variability in our quarterly results. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our product development schedules.

We are dependent on the utility industry, which has experienced volatility in capital spending.

We currently derive the majority of our revenues from our energy services to commercial and industrial customers. Purchases of our products and services may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers' access to capital upon acceptable terms, the timing and availability of government subsidies or other incentives, fluctuation of price of alternative energy sources, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and fluctuating interest rates. We may experience fluctuation in sales of our energy services including the offering of solar energy systems and LED retrofit, which could cause variability in operating results on an annual and a quarterly basis as a result of these factors.

We face increased competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. Some competitors may enter markets we serve and sell products at lower prices in order to gain or grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, there is a risk that low-cost providers will expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, thereby contributing to future price erosion. Some of our products and services may become commoditized, and we may have to adjust the prices of some of our products to stay competitive. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

At present, our sales are concentrated in a few customers.

ICS has sales that are presently concentrated within a few customers. If any of these customers, in particular, the customers that provide the most significant percentage of revenue no longer are customers, for any reason, and these customers are not replaced, we will sustain additional losses as our fixed cost base will be left uncovered and consume working capital leading to a significant cash flow problems.

Existing electric utility industry regulations, and changes to regulations, may present technical, regulatory and economic barriers to the purchase and use of solar energy systems that may significantly reduce demand for solar energy systems.

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

Future changes to government or internal utility regulations and policies could also reduce our competitiveness, cause a significant reduction in demand for products and services such as those we expect to offer through ICS.

We act as the licensed general contractor for our solar energy system customers and are subject to risks associated with construction, cost overruns, delays, regulatory compliance and other contingencies, any of which could have a material adverse effect on our business and results of operations.

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

The installation of solar energy systems requires our employees to work at heights with complicated and potentially dangerous electrical systems. The evaluation and modification of buildings as part of the installation process requires our employees to work in locations that may contain potentially dangerous levels of asbestos, lead, mold or other materials known or believed to be hazardous to human health. There is substantial risk of serious injury or death if proper safety procedures are not followed. Our operations are subject to regulation under OSHA, and equivalent state laws. Changes to OSHA requirements, or stricter interpretation or enforcement of existing laws or regulations, could result in increased costs. If we fail to comply with applicable OSHA regulations, even if no work-related serious injury or death occurs, we may be subject to civil or criminal enforcement and be required to pay substantial penalties, incur significant capital expenditures or suspend or limit operations. While we have not experienced a high level of injuries to date, high injury rates could expose us to increased liability.

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

We may not be able to refinance, extend or repay our substantial indebtedness owed to our senior secured lender, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our senior secured lender when they mature. As of May 31, 2019, we owed our senior secured lender $4.5 million of principal under three convertible promissory notes of which principal amounts of $2.5 million, $1 million and $1 million are due on the scheduled maturity dates of October 31, 2019, December 7, 2019 and May 24, 2020, respectively. These notes are convertible at the discretion of the holder at $1.00 per share. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in any of these amounts, our senior secured lender would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our senior secured lender exercises its rights and remedies, we would likely be forced to seek bankruptcy protection.

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

Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.” The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our Common Stock; however, we have the option to execute a reverse split which could mitigate this issue.

Our securities are quoted on the OTCQB, which may not provide us much liquidity for our investors as an exchange, such as the NASDAQ Stock Market or other national or regional exchanges.

Our securities are quoted on the OTCQB, which provides significantly less liquidity than the NASDAQ Stock Market or other national or regional exchanges. Securities quoted on the OTC are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTCQB. Quotes for stocks included on the OTC markets are not listed in newspapers. Therefore, prices for securities traded solely on the OTC Market may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price. We cannot assure you a liquid public trading market will develop.

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

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York Stock Exchange, the Amex Equities Exchanges and NASDAQ, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ. Because we will not be seeking to be listed on any of the exchanges in the near term, we are not presently required to comply with many of the corporate governance provisions. We do not currently have independent audit or compensation committees. Until then, the directors who are part of management have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our Common Stock.

We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends on our capital stock in the foreseeable future. The payment of dividends on our capital stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as the board of directors may consider relevant. If we do not pay dividends, our Common Stock may be less valuable because a return on any investment in our Common Stock will only occur if our Common Stock price appreciates.

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

We may, in the future, issue additional shares of Common Stock, which would reduce the percent of ownership held by current stockholders

Our Certificate of Incorporation authorizes the issuance of 600,000,000 shares of Common Stock of which as of September 12, 2019, 223,147,509 shares are issued and outstanding. The future issuance of Common Stock may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. We may value any Common Stock issued in the future on an arbitrary basis. The issuance of Common Stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may have an adverse effect on any trading market of our Common Stock.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges. The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

We have reported material weaknesses in internal controls over financial reporting as of May 31, 2019, and we cannot provide any assurances that additional material weaknesses will not be identified in the future or that we can effectively remediate our reported weaknesses. If our internal controls over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements that could require a restatement, or our filings may not be timely, and investors may lose confidence in our reported financial information.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting every quarter and as of the end of each year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in each Annual Report on Form 10-K. Our management, including our Chief Executive Officer, who is also our acting Principal Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in the conditions or deterioration in the degree of compliance with policies or procedures may occur. Because the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a result, we cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future or that we can effectively remediate our reported weaknesses. Any failure to maintain or implement required new or improved controls, or any difficulties we may encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to timely meet our periodic reporting obligations, or result in material misstatements in our consolidated financial statements. Any such failure could also adversely affect the results of periodic management evaluations regarding disclosure controls and the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated thereunder. The existence of material weaknesses could result in errors in our consolidated financial statements and subsequent restatements of our consolidated financial statements, cause us to fail to timely meet our reporting obligations and cause investors to lose confidence in our reported financial information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company has the following properties:

●
Iota Communications, Inc. (Principal Corporate Offices) - Our principal corporate offices are located at 540 Union Square, New Hope, PA 18938. Effective May 9, 2019, we entered into an amended lease agreement for 4,305 square feet of office space located at such address on a month-to-month basis and for a total monthly rental of $9,937.

●
Iota Networks, LLC and Iota Spectrum Holdings, LLC – Offices for these entities are located at 2111 E. Highland Ave, Suite 305, Phoenix, AZ 85016. Effective August 3, 2018, we entered into a lease agreement for 7,769 square feet of office space located at such address for a term of 65 months and for a total monthly rental of $18,451.

●
Iota Commercial Solutions, LLC – We sublease approximately 160 square feet of office space located at 148 Williman Street, Charleston, South Carolina 29403. pursuant to a lease that commenced on October 15, 2018 and expires on October 14, 2019. The monthly rent was $1,600 and was reduced starting in May 2019 to $1,200.

●
Iota Networks, LLC – We lease approximately 289 square feet of office space located at 100 Island Cottage Way, St. Augustine, FL 32080. pursuant to a lease that commenced December 1, 2018 and expires November 30, 2019. The monthly rent including taxes is $958.

For each of the properties outlined above, management feels that there is sufficient space for each respective entity.

ITEM 3. LEGAL PROCEEDINGS

Except as described below, there are no material pending legal proceedings in which we or any of our subsidiaries is a party or in which any director, officer or affiliate of ours, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us.

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2018-011966, against the Company for fraudulent transfer and successor liability as to Iota Networks, based on claims that the company is really just a continuation of Smartcomm, LLC’s business and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s, a related party, creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options, although no final definitive settlement terms have been agreed upon between Alcorn and Smartcomm, LLC as of the date of this filing. The Company has tried to facilitate settlement between those parties by offering to prepay a note payable owed to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will be dismissed. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Vertical Ventures II, LLC et al. v. Smartcomm, LLC et al.

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management believes the allegations are without merit and baseless, as Smartcomm, LLC delivered the licenses and Iota Networks has performed all of its obligations. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to theother plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date to be determined at a hearing to be held on November 25, 2019. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Ladenburg Thalman & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalman & Co. Inc. (“Ladenberg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,500, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules regarding charging excessive fees and will either be dismissed or Ladenberg will need to substitute the proper party, Iota Networks, LLC. Iota Network’s motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Other Proceedings

The Company is currently the defendant in various smaller claims cases totaling damages of approximately $370,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

The Company has appropriately accrued for all potential liabilities as of May 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the OTCQB under the symbol “IOTC.” On September 12, 2019, the closing price of our Common Stock reported by the OTCQB was $0.39 per share.

Holders of Common Stock

As of September 12, 2019, there were 742 shareholders of record of our Common Stock.

Dividends

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain future earnings, if any, for working capital purposes and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information regarding our equity compensation plans as of May 31, 2019:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average Exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compnsation plans
Equity compensation plans approved by security holders	5,012,500(1)	$1.03	6,000,000

Equity compensation plans not approved by security holders (2)	1,800,000(2)	$0.98	-

(1)
Consists of options to purchase 1,012,500 shares of the Company’s Common Stock granted under the Company’s 2004 Equity Compensation Plan and options to purchase 4,0000,000 shares of the Company’s Common Stock granted under the Company’s 2017 Equity Compensation Plan.

(2)
Consists of (i) options to purchase 800,000 shares of the Company’s Common Stock granted to our Chief Executive Officer as compensation for his role as an executive officer, (ii) options to purchase 600,000 shares of the Company’s Common Stock granted to the Senior Vice President of Operations for his role as an employee of the Company, and (iii) options to purchase 400,000 shares of the Company’s Common Stock granted to our Senior Vice President of Analytics for his role as an employee of the Company.

Recent Sales of Unregistered Securities

On March 29, 2019, the Company issued 1,500,000 shares of Common Stock to an employee in lieu of cash for compensation.

On March 29, 2019, the Company issued 400,000 shares of Common Stock to a consultant for services.

On April 15, 2019, the Company issued 312,047 shares of Common Stock to an investor as a result of the exercise of associated warrants.

On April 16, 2019, the Company issued 1,000,000 shares of Common Stock to a noteholder in exchange for an amendment to a note allowing for an extension of repayment terms.

On April 16, 2019, the Company issued 258,083 shares of Common Stock to an investor as a result of the exercise of warrants.

On April 18, 2109, the Company issued a total of 1,050,000 shares of Common Stock to investors as a result of the exercise of warrants.

On April 29, 2019, the Company issued 250,000 shares of Common Stock to an investor as a result of the exercise of warrants.

On May 7, 2019, the Company issued 250,000 shares of Common Stock to a consultant for services.

On May 31, 2019, the Company issued 730,000 shares of Common Stock as a result of the conversion of a convertible note of $440,000.

On May 31, 2019, the Company issued 600,000 shares of Common Stock to an investor as a result of the exercise of warrants.

On June 7, 2019, the Company issued 100,000 shares of Common Stock to an investor as a result of entering into a convertible note agreement.

On June 7, 2019, the Company issued 400,000 shares of Common Stock to a consultant for services.

On June 7, 2019, the Company issued 300,000 shares of Common Stock to a consultant for services and satisfaction of outstanding payables.

On June 7, 2019, the Company issued 100,000 shares of Common Stock to a consultant for services.

On June 10, 2019, the Company issued 200,000 shares of Common Stock to a consultant for services.

On June 20, 2019, the Company issued 324,000 shares of Common Stock to an investor as a result of the exercise of warrants.

On June 24, 2019, the Company issued 83,334 shares of Common Stock to an investor.

On June 27, 2019, the Company issued 350,000 shares of Common Stock to a consultant for services.

On August 5, 2019, the Company issued 84,376 shares of Common Stock to an investor as a result of the exercise of warrants.

On August 29, 2019, the Company issued 2,000,000 shares of Common Stock to an investor in exchange for an amendment to a note allowing for an extension of repayment terms.

 Issuer Purchases of Equity Securities

During the fiscal year ended May 31, 2019, we did not repurchase any of our equity securities.

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

Management’s discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, the audited consolidated financial statements and related notes elsewhere in this Annual Report on Form 10-K.

Overview

The Company is a wireless network carrier and an energy-as-a-service (EaaS) company dedicated to IoT. The Company intends to expand the application of Software-as-a-Service model into the energy management sector. Empowered by advanced technologies such as wireless network and data analytics, the Company hopes to be able to integrate online devices and data with offline energy procurement services, and realize the commercial value of IoT. We hope to adopt the Energy-as-a-Service (“EaaS”) model into all of our IoT solutions and other energy conservation services. The Company combines long range wireless connectivity with software applications to provide commercial customers with turn-key services to optimize energy efficiency, sustainability and operations for their facilities. IoT is the extension of internet connectivity to physical devices and everyday objects. Embedded with electronics, internet connectivity, and other forms of hardware (such as sensors), these devices can communicate and interact with other devices over the internet and be remotely monitored and controlled. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predicative maintenance. In order to be turn-key, our business strategy aims to develop solutions throughout all the stages within the IoT value chain in the focused Smart Buildings discipline.

The Company operates its business across three segments: (1) Iota Networks, (2) Iota Commercial Solutions and (3) Iota Communications. Operating activities related to the parent company are classified under Iota Communications.

Iota Networks

The Company reorganized its operating segments in July 2018 in conjunction with the merger with M2M. The restructured business segment focuses on the first two stages of the IoT value chain, providing comprehensive solutions for connecting and collecting data for the customers in the Company’s focused discipline.

Iota Commercial Solutions (ICS)

With the technological backbone developed in the Iota Networks segment, the Iota Commercial Solutions business segment can then focus on the commercialization of such technologies with applications based on data analytics and operations optimization within the IoT value chain. Data collected from sensors and other advanced end point devices, transmitted via the Company’s proprietary network using the FCC-licensed spectrum and IotaLink, will be translated into actionable insights for its commercial customers in the focused IoT verticals of Smart Buildings.

Iota Communications

The parent company houses operating activities related to running the Company. The significant expenses classified under the parent company are executive and employee salaries, stock based compensation, commissions, professional fees, rent and interest on convertible notes.

Significant Events During Fiscal Year Ended May 31, 2019

Note Purchase and Sale Transaction

On June 28, 2018, prior to the Merger, we entered into Note Purchase Agreements (the “Purchase Agreements”) with certain “accredited investors” (collectively, “M2M” or the “Holders”), pursuant to which the Holders will purchase 10% Secured Convertible Promissory Notes of the Company (the “Convertible Notes”) in the aggregate principal amount of up to $5,000,000 (the “Note Purchase and Sale Transaction”). The Company used the net proceeds from the sale of the Convertible Notes to repay certain of the Company’s existing indebtedness and for working capital and general corporate purposes. The Convertible Notes have an aggregate principal balance of up to $5,000,000, and a stated maturity date of December 31, 2018. The principal on the Convertible Notes bears interest at a rate of 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the Convertible Notes may be converted into shares (“Conversion Shares”) of the Company’s Common Stock, at any time at the option of the Holders, or automatically upon the occurrence of certain events, at a conversion price of $1.00 per share (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the Convertible Notes, and the passage of 15 business days following the Holders giving notice of such event of default to the Company, the entire unpaid principal balance of the Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Conversion Price and number of shares issuable upon conversion of the Convertible Notes is subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or Common Stock equivalents, at a price lower than the Conversion Price while the Convertible Notes are outstanding, or other standard dilutive events. The Company has agreed to provide the Holders with registration rights covering the Conversion Shares. In connection with the issuance of the Convertible Notes, the Company entered into a Pledge Agreement with the Holders, pursuant to which the Company granted the Holders, a security interest in 100% of the shares of the Company’s subsidiaries. All of the Convertible Notes issued under the Purchase Agreements rank pari passu with all other Convertible Notes issued in connection with the Note Purchase and Sale Transaction.

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

Upon execution of the Merger Agreement (described below), an aggregate of $5,038,712 of principal and accrued interest was payable to Iota Networks under the Convertible Notes. The Company issued to the holder of such Convertible Notes 5,038,712 shares of the Company’s Common Stock, at a conversion price of $1.00 per share, in full and complete satisfaction of the Company’s obligations under the Convertible Notes.

Merger Agreement with Iota Networks, LLC

On July 30, 2018, we entered into the Merger Agreement, which was subsequently amended on September 5, 2018, with the Merger Sub, Iota Networks, and Spectrum Networks Group, LLC. Upon closing, Merger Sub merged into and with Iota Networks, with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of the Company. The September 5, 2018 amendment to the Merger Agreement was entered into to indicate that the closing of the Merger be deemed to occur on September 1, 2018 for accounting purposes and that the conversion ratio be set at 1.5096 shares.

Additionally, in July 2018, Iota Networks converted $5,038,712 of convertible debt and accrued interest into 5,038,712 shares of the Company’s Common Stock prior to the Merger.

Pursuant to the Merger Agreement, at the effective time of the Merger:

●
Iota Networks’ outstanding 90,925,518 common equity units were exchanged for an aggregate of 129,671,679 shares of the Company’s Common Stock;
●
Iota Networks’ outstanding 14,559,737 profit participation units were exchanged for an aggregate of 15,824,972 shares of Common Stock; and
●
Warrants to purchase 1,372,252 common equity units of Iota Networks were exchanged for five-year warrants to purchase an aggregate of 18,281,494 shares of Common Stock at an exercise price of $0.3753 per share (the “Pe-Merger Warrants”); and
●
A total of $2,392,441 of advance payments from an investor were converted into 7,266,499 common equity units prior to the Merger.

The Pre-Merger Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Pre-Merger Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

Immediately following the Merger, the Company had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,434,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger will be treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Iota Networks before the Merger in future filings with the SEC.

The parties intend for the Merger to qualify as a tax-free exchange under Section 351 of the Internal Revenue Code of 1986, as amended.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“Holders”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses), will be used by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s Common Stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share (the “Conversion Price”). The AIP Convertible Note contains various financial, reporting, performance and negative covenants, whereas, failure in performance or observance of the various covenants will result in an event of default. Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or Common Stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

As condition precedents to AIP purchasing the AIP Convertible Note:
1.
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

2.
the Company, and each Subsidiary, delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

3.
each Subsidiary executed and delivered to the Security Agent (on behalf of itself and the Holder) a Guarantee, guaranteeing all of the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

4.
the Company pledged to the Security Agent (on behalf of itself and AIP) all of the shares or membership interests (as applicable) of all of the subsidiaries of the Company; and

5.
certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a lock-up agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

In relation to this transaction, the Company recorded a debt discount related to the deferred finance costs totaling $288,384. Total straight-line amortization for this transaction amounted to $167,499 for the fiscal year ended May 31, 2019, and is included in interest expense.

On December 7, 2018, the Company drew Convertible Note Tranche #2 (“Tranche #2”) totaling $1 million dollars, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019. The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #2 may be converted into shares of the Company’s Common Stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share. Total straight-line amortization for this transaction amounted to $40,155 for the fiscal year ended May 31, 2019, and is included in interest expense.

On May 24, 2019, the Company drew Convertible Note Tranche #3 (“Tranche #3”) totaling $1 million dollars, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of May 24, 2020. The principal on Tranche #3 bears and interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #3 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share. Total straight-line amortization for this transaction amounted to $1,805 for the fiscal year ended May 31, 2019, and is included in interest expense.

During the fiscal year ended May 31, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant requirements. The following terms were changed as a result of the waiver and amendment agreements:

1.
Waiver is conditioned upon the following:

a)
One of the Company’s major vendors agrees in writing to extend the December 31, 2019, date on which the balloon payment is due the earlier of (i) the date on which the Company raises $20 million of equity capital or (ii) written approval by AIP to payment of such balloon payment; and

b)
The conversion price of AIP Convertible Notes (Tranche #1, Tranche #2 and Tranche #3) are changed from $1.50 to $1.00.

2.
The company agrees to issue, and the Holders agree to purchase, additional notes in the aggregate principal amount of $1,000,000 as soon as practicable;

3.
AIP, on behalf of the Holders, hereby agrees that 4,000,000 shares held by AIP Global Macro Fund LP shall be restricted and nontransferable through September 30, 2019, unless the price of the shares close trading on any day at or below $0.45 per share, in which case such shares become freely tradeable.

4.
Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date 60 days following the execution of the AIP Waiver, provided the Company has satisfied the following conditions:

a)
One of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and

b)
The Company has raised, or has binding commitments from investors to invest at least $10 million in common or preferred equity.

5.
Company shall if requested by the Holders issue additional notes in the aggregate principal amount of $5,000,000 subject to the terms and conditions of the Note Purchase and Sale Transaction, provided the Company has satisfied the following: the Company has raised, or has binding commitments from investors to invest at least $10 million in common or preferred equity; and the Company has issued, and the Holders have purchased, the additional notes described, as follows:

a)
AIP, on behalf of the Holders agreed that 4,000,000 shares held by AIP Global Macro Fund LP be restricted and nontransferable through September 30, 2019, unless the closing price of the Company’s shares on Common Stock is at or below $0.45 per share, in which case such shares become freely tradeable; and

b)
The Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the waiver, provided the Company has satisfied the following conditions: (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10 million in the Company’s common or preferred stock.

6.
The Note Purchase and Sale Transaction is hereby amended in its entirety to read as follows with respect to a monthly pay down: “Beginning May 2019, the Company will pay down the outstanding principal amount in an amount equal to $50,000 at the beginning of each month.”

7.
The Holders hereby agree to extend the maturity date for Tranches #1, #2 and #3 of the Note Purchase and Sale Transaction by six months if (i) the Company’s shares become listed on Nasdaq before the existing maturity date or (ii) the weighted average price of the Company’s shares exceeds two times the conversion price for 20 consecutive trading days, each with a daily volume of 300,000 shares or more.

As of May 31, 2019, the Company was compliant with all covenants associated with the Note Purchase and Sale Transaction.

Appointment of Officers and Directors

On September 5, 2018, at the effective time of the Merger, Terrence DeFranco resigned as Chief Executive Officer of the Company. Mr. DeFranco remained President, Chief Financial Officer, Secretary and Treasurer of the Company.

On September 5, 2018, the Company increased the number of directors from one to two. Upon consummation of the Merger, Barclay Knapp was appointed as a member of the Board, to fill the vacancy created by the increase in the number of directors.

In addition, at the effective time of the Merger, and upon effectiveness of Mr. DeFranco’s resignation as Chief Executive Officer, Barclay Knapp was appointed as Chief Executive Officer of the Company.

On January 8, 2019, the Company again increased the number of directors from two to three and appointed Carole Downs to fill the vacancy created by the increase in the authorized number of directors.

On May 20, 2019, Barclay Knapp resigned as Chief Executive Officer of the Company Effective May 20, 2019, Mr. Knapp was appointed as Executive Chairman of the Company.

On May 20, 2019, Terrence DeFranco resigned as Chief Financial Officer of the Company and was appointed Chief Executive Officer of the Company. As of the date of this report, the Company has not hired a full-time Chief Financial Officer and, as such, Mr. DeFranco is performing those duties in addition to his responsibilities as Chief Executive Officer.

Formation of Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP

On April 17, 2019, Iota Communications, Inc. formed Iota Spectrum Holdings, LLC (the “GP”), to act as the general partner for Iota Spectrum Partners, LP (the “LP”), which was formed on April 24, 2019. The purpose of the LP is to own the spectrum licenses that Iota Networks, LLC leases to operate its nationwide, IoT communications network. Iota Networks will contribute the licenses it owns to the LP in exchange for General Partnership Units issued to the GP, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by the LP. The limited partners receive LP units in exchange for the licenses they contribute to the LP, which they currently own and lease to Iota Networks. The LP may raise additional capital by selling LP units for cash, using the proceeds to obtain additional spectrum to be attributed to those additional LP units (1 MHz-Pop in spectrum per LP unit sold).

Lease payments are made to the LP out of a revenue pool consisting of 10% of the monthly recurring connectivity revenues generated by connecting devices to the Iota Networks network. Revenue Pool payments go to the limited partners only, and those payments are calculated based on the MHz-Pops of the licenses they contributed to the LP. Payments are not paid to the LP for the licenses that were contributed by Iota Networks. Upon a sale or liquidation of the LP’s licenses or assets, all GP and LP units share equally in those proceeds on a per unit basis.

When the limited partners contribute their licenses to the LP, they also transfer and extinguish their lease agreements with Iota Networks associated with those licenses. Transferring their spectrum licenses and contract rights to Iota Networks will eliminate them as liabilities from the balance sheet. Similar debt obligations from a Reservation Program can also be eliminated by trading those lease agreements, which have a loan component, to the LP in exchange for LP units. As of May 31, 2019, these licenses have yet to be transferred to the LP. Upon transfer, the Company will consolidate the LP as a variable interest entity creating a non-controlling interest in equity.

As of the date of this report LP has sent 285 offers to Iota Networks’ Spectrum Partners (“Partners”) to exchange their FCC licenses and associated lease agreements for limited partnership units in LP. LP currently has 153 signed agreements covering 186,661,098 MHz-Pops in FCC licenses which, upon transfer, would represent a decrease in approximately $37.3 million in revenue-based notes for the Company. The outstanding 132 agreements represent 78,780,509 MHz-Pops and an approximate $14,500,000 in revenue-based notes. The transfer of the licenses is not finalized until the Company receives approval of the transfers from the FCC. The Company has not filed for transfer with the FCC as of the date of this report. LP has further plans to send another 180 offers to existing Partners which will satisfy the outstanding balance of the Company's revenue-based obligation.

Results of Operations

Comparison of the Year Ended May 31, 2019 to the Year Ended May 31, 2018

For the Year Ended May 31, 2019

	Iota Networks	ICS	Iota Communications	Total
Revenue	$208,570	$2,096,574	$-	$2,305,144
Cost of Sales	204,574	2,292,644	-	2,497,218
Gross Profit (Loss)	3,996	(196,070)	-	(192,074)

Operating Expenses	22,848,652	2,478,521	27,938,093	53,265,266
Operating Income (Loss)	(22,844,656)	(2,674,591)	(27,938,093)	(53,457,340)
Other income (expenses)	(159,947)	122,441	(3,282,555)	(3,320,061)
Loss before income taxes	$(23,004,603)	$(2,552,150)	$(31,220,648)	$(56,777,401)

For the Year Ended May 31, 2018

	Iota Networks	ICS	Iota Communications	Total
Revenue	$290,491	$-	$-	$290,491
Cost of Sales	104,924	-	-	104,924
Gross Profit (Loss)	185,567	-	-	185,567

Operating Expenses	16,378,759	-	-	16,378,759
Operating Income (Loss)	(16,193,192)	-	-	(16,193,192)
Other income (expenses)	(292,954)	-	-	(292,954)
Loss before income taxes	$(16,486,146)	$-	$-	$(16,486,146)

Variance

	Iota Networks	ICS	Iota Communications	Total
Revenue	$(81,921)	$2,096,574	$-	$2,014,653
Cost of Sales	99,650	2,292,644	-	2,392,294
Gross Profit (Loss)	(181,571)	(196,070)	-	(377,641)

Operating Expenses	6,469,893	2,478,521	27,938,093	36,886,507
Operating Income (Loss)	(6,651,464)	(2,674,591)	(27,938,093)	(37,264,148)
Other income (expenses)	133,007	122,441	(3,282,555)	(3,027,107)
Loss before income taxes	$(6,518,457)	$(2,552,150)	$(31,220,648)	$(40,291,255)

Revenues

Revenues decreased for Iota Networks by $81,291, or 28%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of a change in product mix from 2018. During fiscal 2019 the Company discontinued selling certain products. This decrease in revenue as a result of the product mix was slightly mitigated by the sale of the Company’s Network Hosting Services during the fiscal year ended May 31, 2019.

Revenues increased for ICS by $2,096,574, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018 as a result of the Merger, which was consummated as of September 1, 2018. Approximately $2 million is attributable to contracts pertaining to its solar engineering, procurement and construction services. At May 31, 2019, ICS had net contract assets from these contracts of $435,788.

Cost of Sales and Gross Margins

Cost of sales for Iota Networks increased by $99,650, or 95%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Company increasing its lease payments to certain FCC license holders.

Cost of sales increased for ICS by $2,292,644, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The total is primarily attributable to the following: (i) approximately $700,000 is a result of contract labor fees, (ii) approximately $600,000 is a result of electrical installation portions of our various EaaS contracts, (iii) approximately $300,000 is a result of direct costs of solar modules used in the various EaaS contracts, and (iv) the remaining approximate $600,000 is a result of various direct costs allocated to our various EaaS contracts.

Operating Expenses

Operating expenses for Iota Networks increased by $6,469,893, or 40%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, primarily as a result of the following: (i) approximately $2.6 million as a result of the Company, during fiscal year 2019, entering into an agreement with a third-party for research and development services, (ii) approximately $804,000 as a result of the Company writing off a receivable from a third-party, (iii) approximately $2,800,000 as a result of an increase in salaries, and (iv) approximately $451,000 due to the Company incurring an increase in tower rent expense.

Operating expenses increased for ICS by $2,478,521, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in operating expenses is primarily due to the following: (i) approximately $1.2 million in salary, (ii) approximately $616,000 in impairment charges to intangible assets, and (iii) approximately $210,000 in insurance expense.

Operating expenses increased for Iota Communications by $27,938,093, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in operating expenses is primarily due to the following: (i) approximately $18 million in stock-based compensation resulting from the issuance of stock options, warrants and Common Stock issued for services, (ii) approximately $5.2 million in impairment charges due to the impairment of goodwill associated with the Merger, (iii) approximately $2.1 million in compensation costs, (iv) approximately $922,000 in professional fees, (v) approximately $500,000 in commission costs, (vi) approximately $318,000 due to a loss on settlement of a liability and (v) approximately $1,800,000 in various operating expenses.

Other Income (Expense)

Other expense for Iota Networks decreased by $133,007, or 45%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, primarily due to a decrease in interest expense.

Other income increased for ICS by $122,441, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in other income is primarily a result of approximately $126,000 in gains on extinguishment of debt.

Other expense increased for Iota Communications by $3,282,555, or 100%, for the fiscal year ended May 31, 2019, as compared to the fiscal year ended May 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in other expense is primarily due approximately to (i) $2.7 million interest expenses associated with the convertible debt and notes payable outstanding since the Merger and (ii) approximately $257,000 in loss on extinguishment of debt.

Liquidity, Financial Condition and Capital Resources

As of May 31, 2019, we had cash on hand of $788,502 and a working capital deficiency of $23,528,010, as compared to cash on hand of $1,492,784 and a working capital deficiency of $9,121,713 as of May 31, 2018. The increase in working capital deficiency is primarily due to an increase of approximately $10.6 million in accounts payable and accrued expenses, of which, approximately $2 million are related to the operations of ICS and Iota Communications, as well an increase of approximately $4.5 million in short-term convertible debt balances as a result of additional borrowings during the fiscal year ended May 31, 2019.

Going Concern

The consolidated financial statements contained in this annual report on Form 10-K have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended May 31, 2019, of approximately $119 million, as well as negative cash flows from operating activities and a working capital deficiency. Presently, the Company does not have sufficient cash resources to meet its debt obligations through the 12 months subsequent to the date of this report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as the needs of its existing subsidiaries and general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s Common Stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

The consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

Working Capital Deficiency

	May 31,	May 31,
	2019	2018
Current assets	$2,477,832	$2,298,917
Current liabilities	26,005,842	11,420,630
Working capital deficiency	$(23,528,010)	$(9,121,713)

The increase in current assets is primarily due to the following: (i) an increase in accounts receivable of approximately $420,000 as a result of an increase in revenue due to the Merger and activity of ICS, (ii) an increase of approximately $436,000 in net contract assets, and (ii) is mitigated by a decrease of approximately $700,000 in cash due to operating expenses. The increase in current liabilities is primarily due to the following: (i) an increase of approximately $10.6 million in accounts payable and accrued expenses, of which approximately $2 million is attributable to the activities of ICS and Iota Communications, (ii) an increase of approximately $4.5 million in convertible debt.

Cash Flows

	Year Ended May 31,
	2019	2018
Net cash used in operating activities	$(20,185,177)	$(13,683,723)
Net cash used in investing activities	(5,820,033)	(15,414)
Net cash provided by financing activities	25,300,928	15,004,831
Decrease in cash	$(704,282)	$1,305,694

Operating Activities

Net cash used in operating activities was $20,185,177 for the fiscal year ended May 31, 2019 and was primarily due to the net loss of $56,777,401, partially offset by accounts payable and accrued expenses of approximately $6.6 million and non-cash expenses of approximately $11 million related to the issuance of Common Stock and warrants in connection with the Merger, approximately $5.6 million related to the issuance of warrants in connection with the Tender Offer and approximately $5.9 million in impairment charges.

Net cash used by operating activities was $13,683,723 for the fiscal year ended May 31, 2018, primarily due to a net loss of $16,486,146, partially offset by accounts payable and accrued expenses of approximately $1.5 million and non-cash expenses of approximately $1 million associated with depreciation and amortization charges.

Investing Activities

For the fiscal year ended May 31, 2019, net cash used in investing activities was $5,820,033 which was primarily attributable to the purchase of a note receivable from Iota Communications of approximately $5 million.

For the fiscal year ended May 31, 2018, net cash used in investing activities was $15,414 which was primarily from the purchase of property and equipment of $23,000.

Financing Activities

For the fiscal year ended May 31, 2019, net cash provided by financing activities was $25,300,928, of which approximately $16.5 million was proceeds from revenue-based notes, approximately $4.7 million was proceeds from the issuance of convertible debt and approximately $4.6 million was proceeds from the issuance of Common Stock for cash.

For the fiscal year ended May 31, 2018, net cash provided by financing activities was $15,004,831, of which approximately $15.4 million was proceeds from revenue-based notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended May 31, 2019. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-lived Assets

We are reviewing the property and equipment, intangible assets subject to amortization and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset class may not be recoverable. Indicators of potential impairment include: an adverse change in legal factors or in the business climate that could affect the value of the asset; an adverse change in the extent or manner in which the asset is used or is expected to be used, or in its physical condition; and current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of the asset. If indicators of impairment are present, the asset is tested for recoverability by comparing the carrying value of the asset to the related estimated undiscounted future cash flows expected to be derived from the asset. If the expected cash flows are less than the carrying value of the asset, then the asset is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted cash flows. Based on our analysis, for the fiscal year ended May 31, 2019, we determined that there was an impairment charge needed of $615,661 for our intangible assets.

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

ICS

Sales of products are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed under ASC Topic 606. Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying consolidated balance sheet.

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016. The application sales segment had revenues of $66,650 and $0 for the years ended May 31, 2019 and 2018, respectively, from software licensing.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 3 to our consolidated financial statements included in this Annual Report for the fiscal year ended May 31, 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective as of May 31, 2019 due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Management and the Company’s consolidated subsidiaries are responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of its principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of its consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of May 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of May 31, 2019 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was due to the following material weaknesses:

●
Inadequate segregation of duties consistent with control objectives;
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

As a result of the merger with Iota Networks, we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software. We have also engaged with a third-party financial operations consulting firm during the year to assist with the preparation of SEC reporting. We are committed to maintaining a strong internal control environment, and believe that these remediation efforts will deliver improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s report in this annual report, which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the present directors and executive officers of the Company.

Name	Age	Position	Since
Terrence DeFranco	53	Chief Executive Officer, President and Director	2013
Barclay Knapp	62	Executive Chairman and Director	2018
Carole L. Downs	73	Director	2019

Our directors are elected for a term of one year and serve such director's successor is duly elected and qualified. Each executive officer serves at the pleasure of the Board.

Our Directors and Executive Officers

Terrence DeFranco – Chief Executive Officer and President

Upon the consummation of the Merger on September 5, 2018, Mr. DeFranco was appointed President and Chief Financial Officer, Secretary and Treasurer and then was appointed as Chief Executive Officer on May 20, 2019. In connection with Mr. DeFranco’s appointment as Chief Executive Officer, Mr. DeFranco resigned as the Company’s Chief Financial Officer. Mr. DeFranco served as President and Chief Executive Officer from January 2, 2013 until the consummation of the Merger and has served as a director since 2013. Since 2013, Mr. DeFranco has been the managing member of Gary Lee Company, LLC, a corporate consulting firm focused on providing strategic advisory services to boards of directors of public companies. Previously, from 2004 to 2012, Mr. DeFranco was chief executive officer and founder of Edentify, Inc., an identity management software company. Prior thereto, Mr. DeFranco was chairman and chief executive officer of Titan International Partners, a merchant banking and research firm focused on providing corporate and strategic advisory services and equity and debt financing to small-cap and middle market companies. Mr. DeFranco’s background is primarily in the area of corporate finance, previously serving as head of investment banking for Baird, Patrick & Co., Inc. and head of investment banking and founding partner of Burlington Securities Corp., a New York based investment banking and institutional equity trading firm. Mr. DeFranco began his career on Wall Street in 1991 with UBS. Mr. DeFranco has been an active principal investor, senior manager and advisor to many early-stage companies and has extensive experience in dealing with issues related to the management and operations of small public companies. Mr. DeFranco is a graduate of the University of North Carolina at Chapel Hill with a BA in Economics.

Mr. DeFranco’s significant experience relating to operational management and the public markets and his years of involvement with our company make him suitable to serve as a director of our company.

Barclay Knapp – Executive Chairman

Barclay Knapp was appointed a director on September 5, 2018 and Executive Chairman on May 20, 2019. Mr. Knapp has been a successful telecommunications industry executive for over 35 years and in 1998, was named “Telecommunications Executive of the Year” by The Financial Times. Mr. Knapp co-founded M2M Spectrum Networks and has been its CEO since September 2013. Mr. Knapp also recently served as the Chairman and Chief Executive Officer of ProCapital Group, LLC (and its predecessors), a management advisory group, from April 2004 through May 2015, and as a board member and interim Chief Executive Officer of Preferred Communications Systems, Inc. from January 2013 to January 2015. In April 1993, Mr. Knapp co-founded and was first President & COO, then CEO of NTL, Inc. (now Virgin Media Inc.) Prior to that, from June 1983 through April 1993, Mr. Knapp was a co-founder and CFO, then President and COO, of startup Cellular Communications, Inc. (CCI/Cellular One), which became the first cellular company in the U.S. to go public in 1986. Mr. Knapp earned a BA in Mathematics from The Johns Hopkins University in 1979, and an MBA from Harvard Business School in 1983. Mr. Knapp is currently a Fellow in Economics at The Johns Hopkins University, an appointment he has held since 2004.

Mr. Knapp was appointed to the Board because of his experience and demonstrated successes in developing, nurturing, and leading pioneering, high-growth telecommunications enterprises over the last 35 years.

Carole L. Downs – Executive Director

Carole L. Downs was appointed a director on January 9, 2019. Ms. Downs became a licensed Real Estate Broker in the State of Arizona in 1974 and brokered her own real estate company, First Award Real Estate, for more than 20 years. Ms. Downs’ career in wireless began in October of 2007 when she co-founded and served as the CEO of an Arizona company that specializes in the acquisition and development of FCC spectrum licenses. In 2012, due to her accomplishments in the wireless industry, Ms. Downs was elected by the National Association of Professional Women as the “Professional Woman of the Year” for her outstanding leadership and commitment within her profession. Ms. Downs attended Phoenix College.

Ms. Downs was appointed to the Board because of 45 years of experience within the commercial real estate and wireless businesses.

Family Relationships

There are no arrangements or understandings between our directors and directors and any other person pursuant to which they were appointed as an officer and director of the Company. In addition, there are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

There are no legal proceedings other than those described elsewhere in this annual report that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Compensation of Directors

During the fiscal year ended May 31, 2019, no compensation was paid to our directors in consideration for their services rendered in their capacity as directors.

Code of Ethics

As part of our system of corporate governance, our Board of Directors has adopted a Code of Business Conduct and Ethics (the “Code”) for directors and executive officers of the Company. This Code is intended to focus each director and executive officer on areas of ethical risk, provide guidance to directors and executive officer to help them recognize and deal with ethical issues, provide mechanisms to report unethical conduct, and help foster a culture of honesty and accountability. We have also adopted a Code of Ethics for Financial Executives applicable to our Chief Executive Officer and senior financial officers to promote honest and ethical conduct; full, fair, accurate, timely and understandable disclosure; and compliance with applicable laws, rules and regulations. Such Codes are filed as exhibits to this Annual Report on Form 10-K.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities (“Reporting Persons”), to file reports ownership and changes in ownership with the Securities and Exchange Commission.

Based solely on our review of copies of such reports and representations from Reporting Persons, we believe that, during the fiscal year ended May 31, 2019, that Mr. Barclay Knapp and Ms. Carole L. Downs did not timely file Forms 3 and 4.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our Board.

ITEM 11. EXECUTIVE COMPENSATION

General Philosophy

Our Board of Directors is responsible for establishing and administering the Company’s executive and director compensation.

Summary Compensation Table

The following table shows the total compensation paid or accrued during the fiscal years ended May 31, 2019 and 2018, to our Chief Executive Officer, our Executive Chairman and our two next most highly compensated executive officers who earned more than $100,000 during the fiscal years ended May 31, 2019 and 2018, and were serving as executive officers as of such date (the “named executive officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Terrence DeFranco,	2019	310,538(3)	83,333(3)	-	3,244,509	-	-	-	3,638,380
CEO & President	2018	235,630(3)	-	29,000	-	-	-	-	264,630
Barclay Knapp,	2019	218,251(4)	-	-	-	-	-	250,000	468,251
Executive Chairman, former CEO	2018	28,846(4)	-	-	-	-	-	297,500	326,346
Carole L. Downs,	2019	187,023(5)	-	-	-	-	-	250,000	437,023
Executive Director	2018	28,846(5)	-	-	-	-	-	297,500	326,346

(1)
In accordance with SEC rules, the amounts in this column reflect the fair value on the grant date of the option awards granted to the named executive, calculated in accordance with ASC Topic 718. Stock options were valued using the Black-Scholes model. The grant-date fair value does not necessarily reflect the value of shares which may be received in the future with respect to these awards. The grant-date fair value of the stock options in this column is a non-cash expense for the Company that reflects the fair value of the stock options on the grant date and therefore does not affect our cash balance. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see Note 15 to this Annual Report on Form 10-K for the fiscal year ended May 31, 2019.
(2)
Represents guaranteed payments from March, 2016 to August, 2018 for services rendered paid to Barclay Knapp and Carole L. Downs.
(3)
Mr. DeFranco was appointed to serve as our Chief Executive Officer on May 20, 2019, and, in connection with his appointment, Mr. DeFranco resigned as our Chief Financial Officer. In addition to the 2019 compensation provided to Mr. DeFranco as set forth in the table above, Mr. DeFranco deferred a total of $28,846 in 2019 salaries and $10,147 in 2019 bonuses at May 31, 2019. These deferred balances were paid to Mr. DeFranco in June 2019. At May 31, 2019 we accrued for $14,423 in salaries. In addition to the 2018 compensation provided to Mr. DeFranco as set forth in the table above, we accrued a total of $48,827 in salaries at May 31, 2018, which was paid in November 2018.
(4)
Mr. Knapp was appointed to serve as our Chief Executive Officer on September 5, 2018, and also appointed to our board of directors. On May 20, 2019, Mr. Knapp resigned from his position as Chief Executive Officer. In addition to the 2019 compensation provided to Mr. Knapp as set forth in the table above, Mr. Knapp deferred $26,209 in salaries at May 31, 2019. This balance was paid to Mr. Knapp in June 2019. At May 31, 2019, we accrued for $13,105 in salaries.
(5)
Ms. Downs was appointed to serve as an executive officer of the Company on September 5, 2018, and was appointed to our board of directors in January 8, 2019. In addition to the 2019 compensation provided to Ms. Downs as set forth in the table above, Ms. Downs deferred $23,000 in salaries at May 31, 2019. This balance was paid to Ms. Downs in June 2019. At May 31, 2019, we accrued $11,500 in salaries for Ms. Downs.

Employment Agreements

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

On May 20, 2019, the DeFranco Employment Agreement was amended, in connection with Mr. DeFranco’s resignation as Chief Financial Officer and appointment to Chief Executive Officer, to reflect the title change.

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

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp will also receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s Common Stock as determined by the Board, with an exercise price equal to the fair market value of the Company’s Common Stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. As of May 31, 2019, no options have been issued to Mr. Knapp. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

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

On May 20, 2019, the Knapp Employment Agreement was amended, in connection with Mr. Knapp’s resignation as Chief Executive Officer, to reflect the title change from Chairman and Chief Executive Officer to Executive Chairman.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

Outstanding Equity Awards

The table below reflects all outstanding equity awards made to our named executive officer that were outstanding as of May 31, 2019:

	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have not Vested ($)
Terrence DeFranco, CEO and Director (1)(2)	2,225,000	3,250,000	-	0.60 – 1.20	Various	-	-	-	-

(1)
On April 8, 2014, Mr. DeFranco, under the 2004 Plan, was granted options to purchase 675,000 of the Company’s Common Stock at an exercise price of $1.20 per share, are fully vested and expire on April 8, 2024. On April 22, 2016, Mr. DeFranco was granted options to purchase 500,000 shares and 300,000 shares of the Company’s Common Stock at an exercise price of $0.60 and $1.20 per share, respectively, are fully vested and expire on April 22, 2026. On September 5, 2018, Mr. DeFranco, under the 2017 Plan, was granted options to purchase 4,000,000 of the Company’s Common Stock, that vest at a rate of 250,000 options per quarter, of which 750,000 have vested as of May 31, 2019, at an exercise price of $0.99 per share and expire on September 5, 2028.
(2)
Mr. DeFranco was appointed to serve as our Chief Executive Officer on May 20, 2019.

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

Non-Plan Option Grants

On April 22, 2016, the Company issued options to employees to purchase an aggregate of 1,800,000 shares of its Common Stock at various exercise prices ranging from $0.60 to $2.00. Options to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $1.20 per shares, that expire on April 22, 2026 and options to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $2.00 per shares, that expire on April 22, 2026.

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

Non-statutory Stock Options. A participant generally recognizes no taxable income on the date of grant of a non-statutory stock option with an exercise price equal to the fair market value of the underlying stock on the date of grant. Upon the exercise of a non-statutory stock option, the participant generally will recognize ordinary income equal to the excess of the fair market value of the shares on the exercise date over the exercise price of the option. If the participant is an employee, such ordinary income generally is subject to withholding of income and employment taxes. Upon the sale of shares acquired through the exercise of a non-statutory stock option, any subsequent gain or loss (generally based on the difference between the sale price and the fair market value on the exercise date) will be treated as long-term or short-term capital gain or loss, depending on how long the shares were held by the participant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of September 12, 2019, the number shares of Common Stock beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each named executive officer; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the business address of each such person is c/o Iota Communications, Inc., 540 Union Square, New Hope, Pennsylvania 18938. The percentages below are calculated based on 223,147,509 shares of Common Stock issued and outstanding as of September 12, 2019.

Security Ownership of Certain Beneficial Holders

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Spectrum Networks Group, LLC 3131 E Camelback Road, Suite 450 Phoenix, AZ 85016	134,594,144(2)	60%

Security Ownership of Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent
Terrence DeFranco	3,483,333(3)	1.5%
Barclay Knapp	134,594,144(1)	60%
Carole L. Downs	134,594,144(1)	60%
Directors and Officers as a Group (3 persons)	137,827,477	62%

(1)	Barclay Knapp and Carole Downs, owners and executive officers, of Spectrum Networks Group, LLC have voting and dispositive power over the shares held by Spectrum Networks Group, LLC.

(2)
Includes 129,671,679 shares of Common Stock issued in conjunction with the Merger and 5,038,712 common shares issued as a result of conversion of $5 million plus accrued interest on the acquisition of convertible debt.

(3)	Consists of 1,008,333 shares of Common Stock held directly and presently exercisable options to purchase 2,475,000 shares of Common Stock.

Changes in Control.

There are currently no arrangements which may result in a change of control of our company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as set forth below, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at May 31, 2019 for the last two completed fiscal years, and in which any of the following persons had or will have a direct or indirect material interest:

●
any director or executive officer of our company;
●
any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock;
●
any promoters and control persons; and
●
any member of the immediate family (including spouse, parents, children, siblings and in laws) of any of the foregoing persons.

The following tables outline the related parties associated with the Company and amounts due for each period indicated:

Name of Related Party	Relationship with the Company
Smartcomm, LLC	Financial Investor
Terrence DeFranco	Chief Executive Officer
Barclay Knapp	Director
Carole Downs	Executive Director

	May 31, 2019	May 31, 2018
Smartcomm, LLC – Promissory Note	$666,154	$945,568
Barclay Knapp – Note Payable	$827,348	$827,348
Barclay Knapp – Promissory Note, Principal and Interest	$80,254	$-
Carole Downs – Promissory Note, Principal and Interest	$93,515	$-

During the fiscal year ended May 31, 2019, we received $25,239 from Smartcomm, LLC, which is owned by two members of our board of directors, Barclay Knapp and Carole Downs, and repaid $331,651, which includes interest payments of $27,143. During the fiscal year ended May 31, 2018, we received $527,044 and repaid $139,414, which includes interest payments of $62,398. In addition, as satisfaction of this note, Iota Networks assumed specific license application service obligations of Smartcomm, LLC in the amount of $331,280, and the remaining balance of note was treated as a capital contribution from a related party of $3,183,172.

During the fiscal year ended May 31, 2019, we received $80,000 from Barclay Knapp. During the fiscal year ended May 31, 2018, we repaid $40,000, which includes interest payments of $4,622.

During the fiscal year ended May 31, 2019, we received $93,226 from Carole Downs.

During the fiscal year ended May 31, 2019, we granted Mr. DeFranco options to purchase 4,000,000 shares of the Company’s Common Stock at $0.99 per share. Total fair value of the options is $3,244,509.

Directors

For information regarding compensation for our current directors, see “Executive Compensation.”

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

Our Board of Directors does not include any independent directors. The Company does not have an audit committee. We are not a “listed company” under SEC rules and are therefore not required to have an audit committee comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Accounting Fees

Effective as of October 1, 2018, we dismissed RBSM LLP (“RBSM”) as our independent registered public accounting firm engaged to audit our consolidated financial statements and engaged Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm for the fiscal year ended May 31, 2019. The following table sets forth the fees billed to the Company for professional services rendered by RBSM and Friedman, respectively, for each of the years ended May 31, 2019 and 2018:

	Friedman		RBSM
Services	2019	2018	2019	2018
Audit fees	$190,000	$246,600	$-	$103,760
Audit related fees	-	-	-	3,500
Tax fees	-	-	-	-
All other fees	-	25,000	-	-
Total fees	$190,000	$271,600	$-	$107,260

Audit Fees

The aggregate audit fees billed and unbilled for the fiscal years ended May 31, 2019 and 2018 were for professional services rendered by Friedman and RBSM for the audits of our annual consolidated financial statements, the review of our consolidated financial statements included in our quarterly reports on Form 10-Q and the review of our registration statement on Form S-1.

Other Fees

The aggregate other fees billed for the fiscal years ended May 31, 2019 and 2018 were for other services rendered by our principal accountants in connection with the review of our periodic filings with the SEC.

Pre-Approval Policies and Procedures

We have not yet established an audit committee. Until then, there are no formal pre-approval policies and procedures. Our directors pre-approve all services, including both audit and non-audit services, provided by our independent accountants. For audit services, each year the independent auditor provides our directors with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the directors before the audit commences.

The percentage of hours expended on Friedman’s engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
3.1	Certificate of Amendment to Certificate of Incorporation effective as of November 26, 2018	8-K	3.1	11/28/2018
3.2	Amended and Restated Bylaws of the Registrant effective as of February 2, 2015	DEF 14C		2/24/2015
3.3	Certificate of Designation of Series A Convertible Preferred Stock effective September 28, 2017	8-K	3.9	10/4/2017
3.4	Certificate of Designation of 10% Series A-1 Cumulative Convertible Redeemable Perpetual Preferred Stock effective September 28, 2017	S-1/A	3.12	4/30/2018
10.1‡	Employment Agreement between the Company and Barclay Knapp dated September 5, 2018	8-K	10.1	9/7/2018
10.2‡	Employment Agreement between the Company and Terrence DeFranco dated September 5, 2018	8-K	10.2	9/7/2018
10.3‡	Amendment No.1 to Employment Agreement between the Company and Barclay Knapp dated May 20, 2019	8-K	10.1	5/20/2019
10.4‡	Amendment No.1 to Employment Agreement between the Company and Terrence DeFranco dated May 20, 2019	8-K	10.2	5/20/2019
10.5	Asset Purchase Agreement, dated May 1, 2017, by and between Arkados Group, Inc. and SolBright Renewable Energy, LLC	8-K	2.1	5/5/2017
10.6	Agreement and Plan of Merger and Reorganization, dated July 30, 2018, between the Company, Iota Networks, LLC, M2M Spectrum Networks, LLC and Spectrum Networks Group, LLC	8-K	2.1	8/2/2018
10.7	Amendment No. 1 to Agreement and Plan of Merger and Reorganization, dated July 30, 2018, between the Company, Iota Networks, LLC, M2M Spectrum Networks, LLC and Spectrum Networks Group, LLC	8-K	2.2	9/7/2018
10.8	Offer to Exercise and Exchange Warrants on Schedule TO-I dated December 11, 2018	SC TO-I		12/11/2018
10.9	Amendment #1 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 7, 2019	SC TO-I/A		1/7/2019
10.10	Amendment #2 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 18, 2019	SC TO-I/A		1/18/2019
10.11	Note Purchase Agreement dated October 31, 2018 by and between the Company and AIP Asset Management, Inc and its affiliates	8-K		11/7/2018
10.12	15% Secured Promissory Note issued to SolBright Renewable Energy, LLC due May 1, 2020	8-K	10.1	5/5/2017
21.1**	Subsidiaries of the Registrant.
31.1**	Rule 13a-14(a) / 15d-14(a) Certification of CEO and CFO
32.1**	Section 1350 Certification of Chief Executive OfficerCEO and CFO
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith
**
Furnished herewith
‡
Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOTA COMMUNICATIONS, INC.

Date: September 13, 2019	By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

IOTA COMMUNICATIONS, INC.

Date: September 13, 2019	By:	/s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

IOTA COMMUNICATIONS, INC.

Date: September 13, 2019	By:	/s/ Barclay Knapp
Barclay Knapp
Executive Chairman and Director

IOTA COMMUNICATIONS, INC.

Date: September 13, 2019	By:	/s/ Carole L. Downs
Carole L. Downs
Director

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IOTA COMMUNCATIONS, INC.
CONSOLIDATED FINANCIAL STATEMENTS MAY 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iota Communications, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Iota Communications, Inc. and Subsidiaries (the “Company”) as of May 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit and a working capital deficiency as of May 31, 2019, generated recurring net losses, and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these manners are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Friedman LLP

We have served as the Company’s auditor since 2016.

Marlton, NJ
September 13, 2019

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONSOLIDATED BALANCE SHEETS

	May 31,	May 31,
	2019	2018

ASSETS

Current Assets:
Cash	$788,502	$1,492,784
Accounts receivable, net of allowances for doubtful accounts of $810,132 and $0, respectively	507,345	83,500
Contract assets	435,788	-
Other current assets	746,197	722,633
Total Current Assets	2,477,832	2,298,917

Property and equipment, net	10,124,763	11,085,629
Intangible assets, net	286,538	114,950
Other assets	88,495	230,532

Total Assets	$12,977,628	$13,730,028

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$18,563,550	$7,945,564
Payroll liability	1,276,333	661,695
Advance payments	-	2,392,441
Service obligations	331,280	331,280
Deferred revenue	228,893	89,650
Contract liabilities	188,738	-
Warranty reserve	313,881	-
Convertible debentures, net of debt discount of $312,902	4,450,296	-
Notes payable - officers	173,769	-
Notes payable	479,102	-
Total Current Liabilities	26,005,842	11,420,630

Deferred rent liability	1,975,815	1,699,799
Revenue-based notes, net of debt discount of $914,408 and $1,126,838	76,489,220	59,688,285
Long-term notes payable - related party	666,154	945,568
Long-term notes payable - officer	827,348	827,349
Asset retirement obligations	1,771,227	1,676,932
Total Liabilities	107,735,606	76,258,563

Commitments and Contingencies

Stockholders' Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding
Series A; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 219,205,439 and 129,671,679 shares issued and outstanding, respectively	21,921	12,967
Additional paid-in capital	24,539,004	-
Accumulated deficit	(119,318,903)	(62,541,502)

Total Stockholders' Deficit	(94,757,978)	(62,528,535)

Total Liabilities and Stockholders' Deficit	$12,977,628	$13,730,028

The accompanying notes are an integral part of these consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	May 31, 2019	May 31, 2018

Net sales	$2,305,144	$290,491

Cost of sales	2,497,218	104,924

Gross profit (loss)	(192,074)	185,567

Operating expenses:
Application server and software	1,108,076	1,582,905
Tower and related expenses	5,874,296	5,698,442
Research and development	4,088,991	542,782
Selling, general and administrative	16,730,695	7,544,362
Depreciation and amortization	1,220,745	1,010,268
Stock based compensation	18,058,910	-
Impairment of goodwill and intangible assets	5,865,553	-
Loss on settlement of liability	318,000	-
Total operating expenses	53,265,266	16,378,759

Loss from operations	(53,457,340)	(16,193,192)

Other income (expense):
Interest income	38,747	12,141
Interest expense	(3,200,278)	(305,095)
Loss on extinguishment of debt	(131,408)	-
Other income (expense)	(27,122)	-
Total other income (expense), net	(3,320,061)	(292,954)

Loss before provision for income taxes	(56,777,401)	(16,486,146)

Provision for income taxes	-	-

Net loss	$(56,777,401)	$(16,486,146)

Loss per common share - basic and diluted	$(0.32)	$(0.13)

Weighted average shares outstanding - basic and diluted	176,991,988	129,671,679

The accompanying notes are an integral part of these consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 1, 2017	-	$-	129,671,679	$12,967	$-	$(49,238,527)	$(49,225,560)

Smartcomm contribution	-	-	-	-	-	3,183,171	3,183,171

Net loss	-	-	-	-	-	(16,486,146)	(16,486,146)

Balance at May 31, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)

Stock based compensation - stock options	-	-	-	-	608,346	-	608,346
Stock based compensation - common stock	-	-	1,500,000	150	614,850	-	615,000
Advance payments converted to members equity prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441
Distribution to M2M's former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)
Recapitalization under reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602
Warrants issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	-	15,824,972	1,583	5,965,417	-	5,967,000
Value of MHz-POPs licenses issued in connection with Tender Offer	-	-	-	-	4,735,846	-	4,735,846
Warrants issued in connection with Backstop Agreement	-	-	-	-	256,556	-	256,556
Warrants issued in connection with Tender Offer	-	-	-	-	821,348	-	821,348
Warrants issued to investors	-	-	-	-	980,314	-	980,314
Common stock issued in connection with Tender Offer	-	-	14,708,125	1,471	4,598,494	-	4,599,965
Common stock issued for inducement	-	-	2,700,000	270	1,346,930	-	1,347,200
Common stock issued for services	-	-	900,000	90	363,910	-	364,000
Common stock issued for exercise of backstop warrants	-	-	1,300,000	130	584,863	-	584,993
Common stock issued for conversion of debt	-	-	730,000	73	439,927	-	440,000
Common stock issued for exercise of warrants	-	-	1,170,130	117	5,584	-	5,701
Beneficial conversion feature on convertible debt and warrants	-	-	-	-	699,980	-	699,980
Loss on settlement of debt	-	-	-	-	318,000	-	318,000
Net loss	-	-	-	-	-	(56,777,401)	(56,777,401)
Balance as of May 31, 2019	-	$-	219,205,439	$21,921	$24,539,004	$(119,318,903)	$(94,757,978)

The accompanying notes are an integral part of these consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended May 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(56,777,401)	$(16,486,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt	134,132	-
Stock based compensation - stock options	608,346	-
Stock based compensation - common stock	615,000	-
Loss on settlement of debt	318,000	-
Loss on sale of property and equipment	130,392	29,190
Warrants issued in connection with reverse merger	3,992,000	-
Common stock issued for PPUs in connection with reverse merger	5,967,000	-
Warrants and MHZ-POPs licenses issued with Tender Offer	5,557,194	-
Warrants issued in connection to backstop agreements	256,556	-
Warrants issued to investors	980,314	-
Depreciation and amortization	1,220,445	1,010,268
Amortization of debt discount and deferred finance costs	1,136,037	122,932
Issuance of common stock for inducement	1,347,200	-
Issuance of common stock for services	364,000	-
Impairment of goodwill	5,249,891	-
Impairment of intangible assets	615,662	-
Accretion of asset retirement obligations	53,306	51,764
Changes in operating assets and liabilities:
Accounts receivable	(373,812)	-
Contract assets	38,210	-
Other current assets	331,392	(454,265)
Other assets	-	(171,460)
Due from related party	-	(37,860)
Accounts payable and accrued expenses	6,654,493	1,477,149
Payroll liability	614,638	404,211
Deferred revenue	139,243	(44,567)
Deferred rent liability	276,016	306,430
Contract liabilities	129,353	-
Warranty reserve	103,287	-
Accrued interest on revenue-based notes	133,929	108,631

Net cash used in operating activities	(20,185,177)	(13,683,723)

Cash flows from investing activities:

Purchases of property and equipment	(198,006)	(22,764)
Proceeds from sale of assets	-	7,350
Purchase of note receivable - Solbright	(5,038,712)	-
Advances to Solbright	(827,700)	-
Security deposit	172,326	-
Cash acquired in merger	72,059	-

Net cash used in investing activities	(5,820,033)	(15,414)

Cash flows from financing activities:
Proceeds from revenue-based notes	16,485,629	15,402,139
(Increase) in financing costs (revenue-based notes)	-	(737,430)
Proceeds from convertible notes payable	4,722,491	-
Proceeds from notes payable, related party	25,095	527,045
Proceeds from sale of common stock	4,599,965	-
Proceeds from note payable - officer	173,769	-
Payments to affiliate	-	(109,907)
Payments on revenue-based notes	(11,186)	-
Payments on convertible notes	(916,802)	-
Payments on notes payable	(58,516)	-
Payment on notes payable, related party	(304,510)	(77,016)
Proceeds from common stock issued in connection with Backstop Agreement	584,993	-

Net cash provided by financing activities	25,300,928	15,004,831

Net increase (decrease) in cash	(704,282)	1,305,694

Cash - beginning of year	1,492,784	187,090

Cash - end of year	$788,502	$1,492,784

Supplemental cash flow information:
Cash paid for:
Interest paid	$327,865	$83,341
Income taxes paid	$-	$-
Noncash investing and financing activities:
Additions to asset retirement costs	$40,989	$5,814
Property and equipment accrued and not yet paid with cash	$-	$23,584
Non-cash distribution to M2M's former parent company	$5,061,334	$-
Reduction to related party note payable for assumption of service obligations and conversion to member capital contribution	$-	$3,514,452
Common stock issued in conversion of convertible debt	$440,000	$-
Beneficial conversion feature in connection with convertible debt issued and Black-Scholes market value of warrants	$699,980	$-
Advance payments converted to equity	$2,392,441	$-

The accompanying notes are an integral part of these consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Corporate History

Iota Communications, Inc., (f/k/a Solbright Group, Inc.)(the “Parent”), conducts business activities principally through its two wholly-owned subsidiaries, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, Iota Spectrum Holdings, LLC, an Arizona limited liability company (the "GP"), and Iota Spectrum Parnnters, LP, an Arizona limited partnership (the "LP") (collectively, the “Company”).

The Company was initially formed, under the name of Arkados Group, Inc., in the State of Delaware on May 7, 1998. On October 30, 2017, a Certificate of Amendment was filed with the State of Delaware to amend the name of the Company from Arkados Group, Inc. to Solbright Group, Inc. Prior to the amendment, Solbright Group, Inc. acquired substantially all of the assets and certain liabilities of Solbright Renewable Energy, LLC, a South Carolina limited liability company, on May 1, 2017.

On July 30, 2018, Iota Communications. entered into an Agreement and Plan of Merger and Reorganization (“Merger Agreement”), subsequently amended on September 5, 2018, with a newly-formed , wholly-owned Arizona limited liability company subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Upon closing, Merger Sub merged into and with Iota Networks, with Iota Networks continuing as the surviving entity and the wholly-owned subsidiary of Solbright Group, Inc. (the “Merger”) (See Note 5).

In connection with the Merger, on November 26, 2018, a Certificate of Amendment was filed with the State of Delaware to amend the name of the Company from “Solbright Group, Inc.” to “Iota Communications, Inc.” In addition, as of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Immediately following the Merger, the Company had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,434,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in future filings with the SEC.

On April 17, 2019, Iota Spectrum Holdings, LLC, a wholly owned subsidiary of the Company, was formed in the State of Arizona.

Business Overview

The Company is a wireless network carrier and an energy-as-a-service (EaaS) company dedicated to IoT. The Company intends to expand the application of Software-as-a-Service model into the energy management sector. Empowered by advanced technologies such as wireless network and data analytics, the Company hopes to be able to integrate online devices and data with offline energy procurement services, and realize the commercial value of IoT. We hope to adopt the Energy-as-a-Service (“EaaS”) model into all of our IoT solutions and other energy conservation services. The Company combines long range wireless connectivity with software applications to provide commercial customers with turn-key services to optimize energy efficiency, sustainability and operations for their facilities. IoT is the extension of internet connectivity to physical devices and everyday objects. Embedded with electronics, internet connectivity, and other forms of hardware (such as sensors), these devices can communicate and interact with other devices over the internet and be remotely monitored and controlled. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predicative maintenance. In order to be turn-key, our business strategy aims to develop solutions throughout all the stages within the IoT value chain in the focused Smart Buildings discipline.

The Company operates its business across three segments: (1) Iota Networks, (2) Iota Commercial Solutions and (3) Iota Communications. Operating activities related to the parent company are classified under Iota Communications.

Iota Networks

The Company re-organized its operating segments in July 2018 in conjunction with the merger with M2M. The restructured business segment focuses on the first two stages of the IoT value chain, providing comprehensive solutions for connecting and collecting data for the customers in the Company’s focused discipline.

Iota Commercial Solutions (ICS)

With the technological backbone developed in the Iota Networks segment, the Iota Commercial Solutions business segment can then focus on the commercialization of such technologies with applications based on data analytics and operations optimization within the IoT value chain. Data collected from sensors and other advanced end point devices, transmitted via the Company’s proprietary network using the FCC-licensed spectrum and IotaLink, will be translated into actionable insights for its commercial customers in the focused IoT verticals of Smart Buildings.

Iota Communications

The parent company houses operating activities related to running the Company. The significant expenses classified under the parent company are executive and employee salaries, stock-based compensation, commissions, professional fees, rent and interest on convertible notes.

NOTE 2 – GOING CONCERN AND LIQUIDITY

The accompanying audited consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business. At May 31, 2019, the Company had a significant accumulated deficit of approximately $119.3 million and working capital deficit of approximately $23.5 million. For the fiscal year ended May 31, 2019, we had a loss from operations of approximately $53.5 million and negative cash flows from operations of approximately $20.2 million. The Company’s operating activities consume the majority of its cash resources. The Company anticipates that it will continue to incur operating losses as it executes its development plans for 2020, as well as other potential strategic and business development initiatives. In addition, the Company has had and expects to have negative cash flows from operations, at least into the near future. The Company has previously funded, and plans to continue funding, these losses primarily through the sale of equity, combined with or without warrants, and convertible notes. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including issuances of equity securities or equity-linked securities from third parties.

On August 25, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4) totaling $500,000 dollars in net proceeds against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of August 25, 2020. The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.00 per share.

As of the date of this report the Company has raised approximately an additional $2.3 million in revenue-based notes subsequent to the year ended May 31, 2019.

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern, management cannot guarantee any potential debt or equity financing will be available on favorable terms. As such, these matters raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the issue date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The summary of significant accounting policies presented below is designed to assist in understanding the Company’s consolidated financial statements. Such consolidated financial statements and accompanying notes are the representations of Company’s management, who is responsible for their integrity and objectivity.

Correction to Immaterial Misstatement to Prior Period Financial Statements

During the second and third quarters of fiscal 2019, the Company identified incorrect period classification of revenues related to its subsidiary ICS. As a result, revenues were understated for the six months ended November 30, 2019 and overstated for the nine months ended February 28, 2019.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company determined that these errors were immaterial to the previously-issued financial statements. The Company analyzed and considered all relevant quantitative and qualitative factors and determined that the prior period financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior period financial statements.

See Note 4 for further details regarding the prior period misstatements.

Principles of Consolidation

These consolidated financial statements include the accounts of the Company and wholly-owned subsidiaries Iota Networks, ICS and GP. Intercompany accounts and transactions have been eliminated upon consolidation.

Reclassifications

The following reclassifications have been made to conform the prior period data to the current presentations: (i) for the fiscal year ended May 31, 2018, $83,500 was reclassified from Other Current Assets to Accounts Receivable, (ii) for the fiscal year ended May 31, 2018, $51,460 and $63,490 was reclassified from Property and Equipment and Due From Related Party, respectively, to Intangible Assets, (iii) for the fiscal year ended May 31, 2018, $104,924 was reclassified from Network Related Costs to Cost of Sales, and (iv) for the fiscal year ended May 31, 2018, $1,582,905, $5,698,442 and $542,782 was reclassified from Network Related Costs to Application Server and Software, Tower and Related Expenses and Research and Development, respectively.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, revenue and expenses and disclosure of contingent liabilities at the date of the consolidated financial statements. The Company bases its estimates and assumptions on historical experience, known or expected trends and various other assumptions that it believes to be reasonable. As future events and their effects cannot be determined with precision, actual results could differ from these estimates which may cause the Company’s future results to be affected.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which Iota Networks adopted beginning on June 1, 2016, as the Company did not have significant in process revenues prior to that time. The Company did not record a retrospective adjustment but opted for full retrospective method for all contracts.

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

The first performance obligation arises from the services related to obtaining FCC license perfection; the second is maintaining the license in compliance with regulatory affairs and the third the services related to acting as a future sales or lease agent for the customer. Given the nature of the service in the first performance obligation, the Company recognizes revenue from the upfront fees at the point in time that the license is perfected.

The Company recognizes the annual fee revenue related to the second performance obligation ratably over the contract term as the services are transferred and performed. Amounts received prior to being earned are recognized as deferred revenue on the accompanying consolidated balance sheets.

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

ICS

Sales of services are recognized when the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized when the service is completed under ASC Topic 606. Deferred revenue represents revenues billed but not yet earned and included in contract liabilities on the accompanying consolidated balance sheets.

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation which are not separately identifiable from other promises in the contracts and is, therefore, not distinct.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company recorded a loss reserve on contract assets of $71,627 as of May 31, 2019.

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

The Company generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of May 31, 2019, the Company has recognized a warranty reserve of approximately $314,000.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of May 31, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $3,112,044 in remaining unsatisfied performance obligations as of May 31, 2019.

The Company expects to satisfy its remaining unsatisfied performance obligations as of May 31, 2019 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Application Sales

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016. The application sales segment had revenues of $66,650 and $0 for the years ended May 31, 2019 and 2018, respectively, from software licensing.

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

Disaggregated Revenues

Revenue consists of the following by service offering for the fiscal year ended May 31, 2019:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$2,029,924	$208,570	$66,650	$2,305,144

Revenue consists of the following by service offering for the fiscal year ended May 31, 2018:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$-	$290,491	$-	$290,491

(a)           Included in ICS segment
(b)           Included in Iota Networks segment

Contract Modifications

There were no contract modifications during the years ended May 31, 2019 and 2018. Contract modifications are not routine in the performance of the Company’s contracts in the Iota Networks Segment.

Cash

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. There are no cash equivalents as of May 31, 2019 or 2018.

Account Receivable

Other Receivables are included in other current assets on the balance sheet include amounts due under the various programs including Network Hosting, Spectrum Partners and Reservation Programs services (See Note 12).

The Company periodically assesses its accounts and other receivables for collectability on a specific identification basis. If collectability of an account becomes unlikely, an allowance is recorded for that doubtful account. As of and for the years ended May 31, 2019 and 2018, the Company has determined that an allowance of $810,132 and $0 for doubtful accounts was necessary, respectively.

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

Software Development Costs

The Company is developing software for a multi-layered system of application platforms that will utilize the GPS capabilities of the spectrum network and other leased network availability, to provide solutions for customers. The Company follows the guidance of ASC 985-20, “Costs of software to be sold, leased, or marketed”, which calls for the expense of costs until technical feasibility is established. Any costs the Company had incurred during planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications are expensed as incurred. Once technical feasibility of the product has been established, the Company capitalizes the costs, until the product is available for general release to customers. The capitalized costs are amortized on a product-by-product basis over the estimated economic life of the product. At the period end, the Company compares the unamortized capitalized costs to the estimated net realizable value, and if the unamortized costs are greater than the expected future gross revenues, the excess is written down to the net realizable value.

For the products which have been released to date, there have not been substantial revenues, and therefore the Company wrote down their unamortized costs in prior periods. As of May 31, 2019, there are no software or related products that have reached technical feasibility. For the years ending May 31, 2019 and 2018, software development costs have been approximately $1,108,000 and $1,583,000.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of May 31, 2019 and 2018, the Company had $435,788 and $0, respectively included on their balance sheets under Contract Assets.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the years ended May, 2019 and 2018, we determined that there was an impairment charge needed of $615,661 and $0, respectively, for our intangible assets.

Intangible Assets

The Company records its intangible assets at cost in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over their estimated useful life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the fiscal year ended May 31, 2019, the Company had impairment losses relating to its intangible assets acquired in the Merger (See Notes 5 and 8).

Goodwill

Goodwill represents the excess of the purchase price of acquired business over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is tested for impairment at least annually at year end, at the reporting unit level or more frequently if events or changes in circumstances indicate that the asset might be impaired. The goodwill impairment test is applied by performing a qualitative assessment before calculating the fair value of the reporting unit. If, on the basis of qualitative factors, it is considered not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of goodwill for impairment would not be required. Otherwise, goodwill impairment is tested using a two-step approach.

The first step involves comparing the fair value of the reporting unit to its carrying amount. If the fair value of the reporting unit is determined to be greater than its carrying amount, there is no impairment. If the reporting unit's carrying amount is determined to be greater than the fair value, the second step must be completed to measure the amount of impairment, if any. The second step involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of the goodwill in this step is compared to the carrying value of goodwill. If the implied fair value of the goodwill is less than the carrying value of the goodwill, an impairment loss equivalent to the difference is recorded (See Note 8 for impairment disclosure).

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

Deferred License Service Costs

The Company incurs costs related to providing license services to its Spectrum Partners. These costs are frequency coordination fees and FCC filing fees. Per the Company’s accounting policy, these costs are expensed as incurred.

Advertising and Marketing Costs and Deferred Finance Charges

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $170,895 and $446,872 for the years ended May 31, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

Broker fees associated with the procurement of SP program are deferred and capitalized as deferred financing costs offset against the revenue-based loans. These financing costs are amortized over the initial five-year term of the Spectrum Partners program (“Spectrum Partners Program”). Amortization of previously deferred financing costs was $215,237 and $122,932 for the years ended May 31, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the statement of operations.

Research & Development Costs

In accordance with ASC 730-10-25, research and development costs shall be charged to expense when incurred. Total research & development costs were $4,088,991 and $542,782 for the years ended May 31, 2019 and 2018, respectively.

Segment Policy

The Company’s reportable segments, Iota Networks, ICS and Iota Communications, are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations.

Fair Value Measurements

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

Level 1:
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

Level 2:
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

Level 3:
Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, other receivables, accounts payable and accrued expenses, payroll liabilities, and advances approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes and convertible promissory notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate.

Net Loss per Common Share

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share includes the effect of Common Stock equivalents (stock options, unvested restricted stock, and warrants) when, under either the treasury or if-converted method, such inclusion in the computation would be dilutive.

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was antidilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Year Ended May 31,
	2019	2018

Convertible notes	6,578,997	-
Stock options	6,812,500	6,520,834
Warrants	16,501,252	7,260,641
Total	29,892,749	13,781,475

Stock‐Based Compensation

The Company applies the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense for all stock‐based awards made to employees, including employee stock options, in the statements of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black‐Scholes option pricing model. The use of the Black‐Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk‐free interest rates and expected dividend yields of the Common Stock. For awards subject to service‐based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock‐based compensation expense equal to the grant date fair value of stock options on a straight‐line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to ASU 2018-07 Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax assets will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the consolidated statements of operations.

Recent Accounting Pronouncements

On May 10, 2017, the FASB issued ASU 2017-09 “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting”, which provides guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The guidance is effective prospectively for all companies for annual periods beginning on or after December 15, 2017. Early adoption is permitted. The adoption of ASU 2017-09 did not have any impact on the Company's consolidated financial statements and related disclosures.

In January 2017, FASB issued ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business”. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this ASU on June 1, 2018. The adoption of ASU 2017-01 did not have any impact on the Company's consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments”. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 is effective for the Company beginning in the first quarter of fiscal 2019. Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The adoption of ASU 2016-15 did not have any impact on the Company's consolidated financial statements and related disclosures.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 4 – REVISION OF PRIOR QUARTER IMMATERIAL MISSTATEMENT

The Company previously reported at November 30, 2018 and February 28, 2019, revenue generated from the ICS segment of $613,299 and $2,437,252, respectively. The Company determined as of the date of this report that a portion of revenues for ICS for the six months ended November 30, 2018 and nine months ended February 28, 2019, were reported in the incorrect periods. As such, the Company determined that revenue for the six months ended November 20, 2018 and nine months ended February 28, 2019, should have been $885,665 and $1,554,141, respectively.

The Company previously reported at November 30, 2018 and February 28, 2019, net contract assets of $228,222 and $1,248,232, respectively, and contract liabilities of $90,010 at February 28, 2019. The Company determined as of the date of this report that a portion of the net contract assets and liabilities at November 30, 2018 and February 28, 2019, were reported incorrectly as a result of the incorrect recording of the ICS revenues. As such, the Company determined that net contract assets at November 30, 2018 and February 28, 2019 should have been $320,843 and $284,493, respectively, and contract liabilities at February 28, 2019, should have been $131,706.

The Company previously reported at November 30, 2018 and February 28, 2019, accounts payable and accrued expenses of $13,417,821 and $14,473,604, respectively, and selling, general and administrative expenses of $12,489,929 at February 28, 2019. The Company determined as of the date of this report that a portion of the accounts payable and accrued expenses and selling, general and administrative expenses at November 30, 2018 and February 28, 2019, were reported incorrectly as a result of the incorrect recording of ICS revenues. As such, the Company determined that accounts payable and accrued expenses at November 30, 2018 and February 28, 2019, should have been $13,449,542 and $14,397,934, respectively, and selling, general and administrative expense at February 28, 2019, should have been $12,364,255.

The following table summarizes the effects of the revisions on the consolidated financial statements for the period reported:

Consolidated Balance Sheet as of	Previously Reported	Adjustments	As Restated
November 30, 2018
Contract Assets, net	$228,222	$92,621	$320,843
Accounts Payable and Accrued Expenses	$13,417,821	$31,721	$13,449,542

Consolidated Statement of Operations as of	Previously Reported	Adjustments	As Restated
November 30, 2018
Net Sales	$793,044	$92,621	$885,665
Cost of Sales	$731,654	$31,721	$763,375
Basic and Diluted Net Loss Per Share	$(0.18)	$0.00	$(0.18)

Consolidated Balance Sheet as of	Previously Reported	Adjustments	As Restated
February 28, 2019
Contract Assets, net	$1,248,232	$(963,739)	$284,493
Contract Liabilities	$90,010	$41,696	$131,706
Accounts Payable and Accrued Expenses	$14,473,604	$(75,670)	$14,397,934

Consolidated Statement of Operations as of	Previously Reported	Adjustments	As Restated
February 28, 2019
Net Sales	$2,685,252	$(1,131,111)	$1,554,141
Cost of Sales	$1,759,788	$(75,670)	$1,684,118
Selling, General, and Administrative Expense	$12,489,929	$(125,676)	$12,364,253
Basic and Diluted Net Loss Per Share	$(0.25)	$0.00	$(0.25)

NOTE 5 – ACQUISITIONS

During the fiscal year ended May, 31, 2019, the Company entered into a Merger Agreement with Merger Sub, Iota Networks and Spectrum Networks Group, LLC. Effective September 1, 2018, Iota Communications consummated the Merger pursuant to its Merger Agreement with Merger Sub, Iota Networks, and Spectrum Networks Group, LLC. Pursuant to the terms of the Merger Agreement, Merger Sub merged with and into Iota Networks. Iota Networks was the surviving corporation and, as a result of the Merger, became a wholly owned subsidiary of Iota Communications.

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

As a result of the exchange of the profit participation units for the 15,824,972 shares of Iota Communications’ Common Stock, the Company recognized approximately $6.0 million of stock compensation expense in the fiscal year ended May 31, 2019.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $4.0 and $0 million of stock compensation expense in the fiscal year ended May 31, 2019 and 2018, respectively.

Immediately following the Merger, Iota Communications had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,434,034 shares of Common Stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger has been replaced with the historical financial statements of Iota Networks before the Merger in the financial statements and filings with the SEC.

Additionally, prior to the Merger, in July 2018, Iota Communications converted $5,038,712 of convertible debt and accrued interest of Iota Communications into 5,038,712 shares of Iota Communications’ Common Stock, which was distributed to the former parent of Iota Networks.

As a result of the exchange of the profit participation units for the 15,824,972 shares of Iota Communications’ Common Stock, the Company recognized approximately $6.0 million of stock compensation expense in the fiscal year ended May 31, 2019.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $4.0 and $0 million of stock compensation expense in the fiscal year ended May 31, 2019 and 2018, respectively.

Immediately following the Merger, Iota Communications had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,434,034 shares of Common Stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger has been replaced with the historical financial statements of Iota Networks before the Merger in the financial statements and filings with the SEC.

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the consolidated balance sheet as of May 31, 2019, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

The Company obtained a third-party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation, as well as the value the consideration exchanged in the Merger. It was determined that the market price of the Company’s Common Stock was not the most readily determinable measurement for calculating the fair value of the consideration, and instead the estimation of the consideration was based on an income approach to value the equity interest exchanged.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets & prepaid expenses	354,955
Fixed assets - net	20,291
Security deposit	30,289
Total tangible assets	$1,135,757

Assumed liabilities:
Accounts payable	$2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible debentures, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	$6,383,046

Net tangible (liabilities)	$(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	$210,000
Customer base	17,000
Tradenames - trademarks	510,500
Non-compete agreements	140,500
Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)(c.)	$5,249,891

a. These other intangible assets have a useful life of 4 to 5 years (See Note 8). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic or other factors that may limit the useful life of intangible assets.

The primary items that generate goodwill include the value of the synergies between the acquired company and Iota Communications and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

b. Goodwill is the excess of the purchase price over the fair value of the underlying net tangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

c. At May 31, 2019, the Company performed an impairment analysis on Goodwill and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit management has determined that Goodwill is impaired. The Company recorded a $5,249,891 impairment charge for the fiscal year ended May 31, 2019 (See Note 8).

Unaudited Pro Forma Financial Information

Iota Communications

The following unaudited pro forma information presents the consolidated results of operations of Iota Communications and Iota Networks’ as if the Merger consummated on September 1, 2018 had been consummated on June 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 Merger and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the fiscal year ended May 31, 2019 and 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

	Year Ended May 31,	Year Ended May 31,
	2019	2018
Net revenue	$3,150,626	$12,352,414
Net loss	$(61,833,977)	$(32,290,057)

NOTE 6 –OTHER CURRENT ASSETS

Other current assets consist of:

	May 31, 2019	May 31, 2018

Other receivables	$110,451	$542,058
Prepaid legal fees and other prepaid expense	635,746	180,575
Total other current assets	$746,197	$722,633

NOTE 7 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	May 31, 2019	May 31, 2018

Site and tower equipment	$6,678,148	$6,313,737
Network equipment	859,829	891,361
Asset retirement costs	1,530,163	1,487,947
Furniture, fixtures and equipment	208,903	278,825
Construction in progress	4,606,949	4,825,906
	13,883,992	13,797,776
Less: accumulated depreciation	(3,759,229)	(2,712,147)
Property and equipment, net	$10,124,763	$11,085,629

Total depreciation expense for the years ended May 31, 2019 and 2018 was $1,129,695 and $1,010,268, respectively.

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

Iota Communications completed a Merger with Iota Networks (See Note 5), which gave rise to Goodwill of $5,249,891. At May 31, 2019, the Company performed an impairment analysis on Goodwill and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit management has determined that Goodwill is impaired. As such, the Company recorded an impairment to Goodwill of $5,249,891 at May 31, 2019, which is included in the consolidated statements of operations as of May 31, 2019.

The below table summarizes the changes in Goodwill as of May 31, 2019:

Balance May 31, 2018	$-
Acquisition of Goodwill (See Note 4)	5,249,891
Impairment	(5,249,891)
Ending balance, May 31, 2019	$-

The below table summarizes the identifiable intangible assets as of May 31, 2019 and 2018:

	Useful life	2019	2018
IP/Technology(1)	5 years	$210,000	$-
Customer base(1)	5 years	17,000	-
Trade-name/marks(1)	5 years	510,500	-
Non-compete(1)	4 years	140,500	-
FCC licenses(2)		114,950	114,950
		992,950	114,950
Less accumulated amortization		(90,750)	(-)
Less impairment charge		(615,662)	(-)
Total		$286,538	$114,950

(1)
These intangible assets were related to the FMV of Solbright (ICS) at the date of the reverse merger.
(2)
The licenses are able to be and have been renewed every ten years. As such, the Company categorizes these intangible assets as indefinite lived intangible assets and have not recorded amortization costs for the years ended May 31, 2019 and 2018.

The weighted average useful life remaining of identifiable intangible assets remaining is 4.12 years.

Amortization of identifiable intangible assets for the years ended May 31, 2019 and 2018 was $90,750 and $0.

At May 31, 2019, the Company performed an impairment analysis on our existing identifiable intangible assets as noted in the above table. Due to the carrying value of the of the associated asset group being less than the future recoverability of the intangible assets management has determined that the identifiable intangible assets acquired in the Merger are impaired. As such, we have recorded an impairment to intangible assets of $615,662 at May 31, 2019, which is included in the impairment charges on the consolidated statement of operations for the fiscal year ended May 31, 2019.

The below table summarizes the identifiable intangible assets’ cost basis after impairment as of May 31, 2019:

	Useful life	2019
IP/Technology	5 years	$-
Customer base	5 years	-
Trade-name/marks	5 years	165,900
Non-compete	4 years	5,688
FCC licenses		114,950
Total		$286,538

As of May 31, 2019, the estimated annual amortization expense for each of the next four fiscal years is approximately $67,000 per year through 2022 and approximately $17,000 in 2023.

NOTE 9 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	May 31, 2019	May 31, 2018

Accounts payable	$14,136,259	$1,742,670
Tower rent accrual	2,910,483	5,902,894
Accrued expenses	1,337,628	300,000
Debt subject to equity issuance	179,180	-
	$18,563,550	$7,945,564

NOTE 10 – ADVANCE PAYMENTS

As of May 31, 2018, the Company had received $2,392,441 of proceeds from a particular investor, as an advance against a future equity position in the Company. Prior to the Merger, the advance payments were converted to common equity, which were included in the share exchange upon the Merger.

NOTE 11 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of May 31, 2019, convertible debentures, net of debt discount, consist of the following amounts:

May 31, 2019

LIBOR + 10% Convertible note payable, due October 31, 2019 – AIP	$2,283,198
LIBOR + 10% Convertible note payable, due December 7, 2019 – AIP	1,000,000
LIBOR + 10% Convertible note payable, due May 24, 2020– AIP	1,000,000
10% Convertible note payable, due June 19, 2020	150,000
8% Convertible note payable, due November 30, 2019	17,098
$4,450,296

The above convertible notes included gross debt discounts totaling $796,509 as of May 31, 2019. Total amortization expense related to these debt discounts was $226,558 and $0 for the years ended May 31, 2019 and 2018, respectively. The total unamortized debt discount for the fiscal year ended May 31, 2019, was $312,902.

The below notes payable were all assumed as part of the Merger. As of May 31, 2019, notes payable consisted of the following amounts:

May 31, 2019

Notes payable dated 2011, currently in default, at interest of 0% to 16%	$84,290
Notes payable dated 2011, currently in default, at interest of 8%	74,812
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000
Note payable, dated March 31, 2016, currently in default, with interest at 12%	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000
Note payable, dated April 20, 2018, currently in default, with interest at 12%	50,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000
$479,102

Total interest expense related to the above notes and convertible debentures was $44,480 for the fiscal year ended May 31, 2019.

Assumed Convertible Debentures

As part of the Merger (See Note 5) the following convertible debentures were assumed by the Company:
On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ Common Stock over the 20 trading days prior to conversion. Interest expense on this note was $14,137 for the fiscal year ended May 31, 2019. On June 19, 2019, the Company entered into a second amendment with the noteholder extending the maturity date to June 19, 2020.

On June 28, 2018, Iota Communications issued two 9% convertible notes totaling $700,000, which were due December 31, 2018, in exchange for two existing convertible debentures. The notes are convertible at $1.00 per share, or upon default at a 40% discount of the lowest trading price of Iota Communications Common Stock over the prior 30 trading days from the date of conversion. As noted previously, the acquired convertible debentures were recognized at fair value at the acquisition date which approximated the principal balance, and therefore any existing unamortized debt discount was not included in the recognition. The Company made payments totaling $700,000 during the fiscal year ended May 31, 2019. The total balance of the two convertible notes was $0 as of May 31, 2019. Total interest expense on these notes was $17,063 for the fiscal year ended May 31, 2019.

Transactions Since Merger

Securities Purchase Agreement

September 30, 2018

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

The issuance of the Convertible Note resulted in a discount from the beneficial conversion feature totaling $178,757 related to the conversion feature, a discount from the issuance of warrants of $176,000, and a discount from the issuance of restricted stock of 100,000 shares for $45,343. On May 31, 2019, the note was converted into 730,000 shares of the Company’s Common Stock. Total amortization of these discounts totaled $440,000 during the fiscal year ended May 31, 2019. Total interest expense on this note was approximately $23,109 for the fiscal year ended May 31, 2019.

May 21, 2019

As of May 21, 2019, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “JSJ May Convertible Note”), (b) warrants (the “May Warrants”) to purchase 600,000 shares of the Company’s Common Stock, and (c) 100,000 restricted shares of the Company’s Common Stock (the “Shares”) (the “Purchase and Sale Transaction”). As of May 31, 2019, these shares have not been issued. The Company used the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The JSJ May Convertible Note has a principal balance of $330,000 (taking into consideration a $30,000 original issue discount received by the Buyer), and a stated maturity date of November 30, 2019. Upon issuance of the JSJ May Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the JSJ May Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the JSJ May Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the JSJ May Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the JSJ May Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s Common Stock at any time, at the option of the holder, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available out of its authorized Common Stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the JSJ May Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the JSJ May Convertible Note, an amount equal to 100% of the outstanding balance of the JSJ May Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the JSJ May Convertible Note, an amount equal to 120% of the outstanding balance of the JSJ May Convertible Note, plus any accrued and unpaid interest. If, while the JSJ May Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the JSJ May Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the JSJ May Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The May Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The May Warrants are exercisable for cash, or on a cashless basis. The number of shares of Common Stock to be deliverable upon exercise of the September Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the JSJ May Convertible Note resulted in a discount from the beneficial conversion feature totaling $147,306 related to the conversion feature, a discount from the issuance of warrants of $121,531, and a discount from the issuance of restricted stock of 100,000 shares for $31,163. Total straight-line amortization of these discounts totaled $17,098 during the fiscal year ended May 31, 2019. Total interest expense on this note was approximately $796 for the fiscal year ended May 31, 2019.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“Holders”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses), will be used by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s Common Stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share (the “Conversion Price”). The AIP Convertible Note contains various financial, reporting, performance and negative covenants, whereas, failure in performance or observance of the various covenants will result in an event of default. Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of Common Stock, or Common Stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

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

●
the Company pledged to the Security Agent (on behalf of itself and AIP) all of the shares or membership interests (as applicable) of all of the subsidiaries of the Company; and

●
certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a lock-up agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

In relation to this transaction, the Company recorded a debt discount related to the deferred finance costs totaling $288,384. Total straight-line amortization for this transaction amounted to $167,499 for the fiscal year ended May 31, 2019, and is included in interest expense.

On December 7, 2018, the Company drew Convertible Note Tranche #2 (“Tranche #2”) totaling $1 million dollars, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019. The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #2 may be converted into shares of the Company’s Common Stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share. Total straight-line amortization for this transaction amounted to $40,155 for the fiscal year ended May 31, 2019, and is included in interest expense.

On May 24, 2019, the Company drew Convertible Note Tranche #3 (“Tranche #3”) totaling $1 million dollars, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of May 24, 2020. The principal on Tranche #3 bears and interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #3 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share. Total straight-line amortization for this transaction amounted to $1,805 for the fiscal year ended May 31, 2019, and is included in interest expense.

During the fiscal year ended May 30, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant requirements. The following terms were changed as a result of the waiver and amendment agreements:

●
Waiver is conditioned upon the following:

a)
One of the Company’s major vendors agrees in writing to extend the December 31, 2019, date on which the balloon payment is due to the earlier of (i) the date on which the Company raises $20 million of equity capital or (ii) written approval by AIP to payment of such balloon payment; and

b)
The conversion price of AIP Convertible Notes (Tranche #1, Tranche #2 and Tranche #3) are changed from $1.50 to $1.00.

●
The company agrees to issue, and the Holders agree to purchase, additional notes in the aggregate principal amount of $1,000,000 as soon as practicable;

●
AIP, on behalf of the Holders, hereby agrees that 4,000,000 shares held by AIP Global Macro Fund LP shall be restricted and nontransferable through September 30, 2019, unless the price of the shares close trading on any day at or below $0.45 per share, in which case such shares become freely tradeable.

●
Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date 60 days following the execution of the AIP Waiver, provided the Company has satisfied the following conditions:

a)
One of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and

b)
The Company has raised, or has binding commitments from investors to invest at least $10 million in common or preferred equity.

●
Company shall if requested by the Holders issue additional notes in the aggregate principal amount of $5,000,000 subject to the terms and conditions of the Note Purchase and Sale Transaction, provided the Company has satisfied the following: the Company has raised, or has binding commitments from investors to invest at least $10 million in common or preferred equity; and the Company has issued, and the Holders have purchased, the additional notes described, as follows:

a)
AIP, on behalf of the Holders agreed that 4,000,000 shares held by AIP Global Macro Fund LP be restricted and nontransferable through September 30, 2019, unless the closing price of the Company’s shares on Common Stock is at or below $0.45 per share, in which case such shares become freely tradeable; and

b)
The Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the waiver, provided the Company has satisfied the following conditions: (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10 million in the Company’s common or preferred stock.

●
The Note Purchase and Sale Transaction is hereby amended in its entirety to read as follows with respect to a monthly pay down: “Beginning May 2019, the Company will pay down the outstanding principal amount in an amount equal to $50,000 at the beginning of each month.”

●
The Holders hereby agree to extend the maturity date for Tranches #1, #2 and #3 of the Note Purchase and Sale Transaction by six months if (i) the Company’s shares become listed on Nasdaq before the existing maturity date or (ii) the weighted average price of the Company’s shares exceeds two times the conversion price for 20 consecutive trading days, each with a daily volume of 300,000 shares or more.

For accounting purposes, the change in conversion price from $1.50 to $1.00 pursuant to the amendment to the Note Purchase and Sale Transaction was treated as an extinguishment of the AIP note Tranches #1, #2 and #3. The fair value of the conversion feature, resulting from the valuation of change in conversion price using the Black-Scholes model, resulted in an increase in fair value of the conversion feature that was greater than 10% of the carrying value of the debt instruments. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the Company expensed the non-amortized debt discount and recorded a loss on debt extinguishment of $257,050 for the fiscal year ended May 31, 2019.

As of May 31, 2019, the Company was compliant with all covenants associated with the Note Purchase and Sale Transaction.

Total interest expense for all notes was $2,184,808 for the fiscal year ended May 31, 2019.

NOTE 12 – REVENUE-BASED NOTES AND ACCRUED INTEREST

Revenue based notes, debt securities and accrued interest consists of the following:

	May 31, 2019	May 31, 2018
Spectrum Partners program	$68,253,496	$52,030,566
Reservations program	2,045,075	1,838,050
Accrued interest on reservations pool program	243,820	109,890
Solutions pool program	6,861,237	6,836,617
Total revenue-based notes	77,403,628	60,815,123
Debt discounts, unamortized	(914,408)	(1,126,838)
Total revenue-based notes, net	$76,489,220	$59,688,285

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

1.
First, to any outstanding loan amount until fully paid;
2.
Thereafter, to lease payments;
3.
If, however, the agreement has been terminated or not renewed before a payment is due, then such payment shall be reduced to the amount necessary to pay the loan amount.

There was no interest expense related to financing costs for this program for the years ended May 31, 2019 and 2018.

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

Total interest expense related to financing costs of this program was $133,929 and $109,975 for the years ended May 31, 2019 and 2018, respectively.

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

Formation of Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP

On April 17, 2019, Iota Communications, Inc. formed Iota Spectrum Holdings, LLC (the “GP”), to act as the general partner for Iota Spectrum Partners, LP (the “LP”), which was formed on April 24, 2019. The purpose of the LP is to own the spectrum licenses that Iota Networks, LLC leases to operate its nationwide, IoT communications network. Iota Networks will contribute the licenses it owns to the LP in exchange for General Partnership Units issued to the GP, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by the LP. The limited partners receive LP units in exchange for the licenses they contribute to the LP, which they currently own and lease to Iota Networks. The LP may raise additional capital by selling LP units for cash, using the proceeds to obtain additional spectrum to be attributed to those additional LP units (1 MHz-Pop in spectrum per LP unit sold).

Lease payments are made to the LP out of a revenue pool consisting of 10% of the monthly recurring connectivity revenues generated by connecting devices to the Iota Networks network. Revenue Pool payments go to the limited partners only, and those payments are calculated based on the MHz-Pops of the licenses they contributed to the LP. Payments are not paid to the LP for the licenses that were contributed by Iota Networks. Upon a sale or liquidation of the LP’s licenses or assets, all GP and LP units share equally in those proceeds on a per unit basis.

When the limited partners contribute their licenses to the LP, they also transfer and extinguish their lease agreements with Iota Networks associated with those licenses. Transferring their spectrum licenses and contract rights to Iota Networks will eliminate them as liabilities from the balance sheet. Similar debt obligations from a Reservation Program can also be eliminated by trading those lease agreements, which have a loan component, to the LP in exchange for LP units. As of May 31, 2019, these licenses have yet to be transferred to the LP. Upon transfer, the Company will consolidate the LP as a variable interest entity creating a non-controlling interest in equity.

As of the date of this report LP has sent 285 offers to Iota Networks’ Spectrum Partners (“Partners”) to exchange their FCC licenses and associated lease agreements for limited partnership units in LP. LP currently has 153 signed agreements covering 186,661,098 MHz-Pops in FCC licenses which, upon transfer, would represent a decrease in approximately $37.3 million in revenue-based notes for the Company. The outstanding 132 agreements represent 78,780,509 MHz-Pops and an approximate $14,500,000 in revenue-based notes. The transfer of the licenses is not finalized until the Company receives approval of the transfers from the FCC. The Company has not filed for transfer with the FCC as of the date of this report. LP has further plans to send another 180 offers to existing Partners which will satisfy the outstanding balance of the Company's revenue-based note obligation.

There was no interest expense related to financing costs for this program for the years ended May 31, 2019 and 2018.

Total amortization expense related to deferred financing costs was $212,430 and $122,934 for the years ended May 31, 2019 and 2018.

NOTE 13 – NOTES PAYABLE TO OFFICER

Short-Term Notes

In April 2019, the Company issued two on demand promissory notes to two different officers, collectively totaling $110,726. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.89%. In May 2019, the Company issued two on demand promissory notes to two different officers, collectively totaling $62,500. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.74%. The outstanding principal balance of these loans is $173,226 as of May 31, 2019. Interest accrued on these loans is $543 for the fiscal year ended May 31, 2019.

Long-Term Notes

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

The outstanding principal balance of this loan is $827,348 as of May 31, 2019 and 2018. Interest paid under this note was $28,243 and $21,943 for the years ended May 31, 2019 and 2018, respectively.

NOTE 14 – ASSET RETIREMENT OBLIGATION

The following is a summary of the Company’s asset retirement obligations:

	May 31, 2019	May 31, 2018
Opening balance	$1,676,932	$1,619,354
Liabilities incurred	40,989	5,814
Accretion expense	53,306	51,764
Ending balance	$1,771,227	$1,676,932

Accretion expense related to the asset retirement obligations was $53,306 and $51,764 for the years ended May 31, 2019 and 2018, respectively.

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company has engaged in transactions with Smartcomm, LLC (“Smartcomm”), an entity owned by an officer and directors of the Company, Carole L. Downs and Barclay Knapp, and its related entities, including advances of funds and allocations of shared expenses (e.g. payroll and office rent). An officer of the Company is the majority member in Smartcomm.

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

For the years ended May 31, 2019 and 2018, the employee payroll cost allocation to Smartcomm by the Company was $98,819 and $94,449, respectively.

Shared Office Space

The Company shared office space with Smartcomm through the end of the third quarter 2019, in which the Company allocated a portion of the rent expense to Smartcomm. For the years ended May 31, 2019 and 2018, the Company expensed $252,403 and $218,457, respectively, in lease payments, net of $5,869 and $3,697, respectively, which was allocated to Smartcomm.

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

For the fiscal year ended May 31, 2019, Smartcomm advanced an additional $25,095 and the Company made payments of $331,796, which includes interest payments of $27,143 during the period. As satisfaction for a portion of this note, in April 2018 Iota Networks assumed specific license application service obligations of Smartcomm. The assumed service obligations are included in “service obligation” on the accompanying balance sheets as of May 31, 2019 and 2018. The outstanding principal balance of this loan is $666,154 and $945,568, as of May 31, 2019 and 2018, respectively.

Guaranteed Payments and Promissory Note

The Company makes periodic disbursements of guaranteed payments to the two members of Spectrum Networks, Carole Downs and Barclay Knapp (the “Spectrum Officers” or each individually an “Spectrum Officer”). The Spectrum Officers have an understanding that they shall receive guaranteed payments as compensation. All such guaranteed payments made to the Spectrum Officers are expensed as incurred on the Company’s statement of operations. In the fourth quarter 2019 the Spectrum Officers were added to the Company’s payroll and, as such, are no longer receiving guaranteed payments. For the years ended May 31, 2019 and 2018, the Company made guaranteed payments to the Spectrum Officers of $500,000 ($250,000 per Spectrum Officer) and $595,000 ($297,500 per Spectrum Officer), respectively.

The Company has an interest-bearing promissory note with a Spectrum officer, dated February 6, 2017 (“Note Payable with Officer”). At minimum, the note requires that one half of the current accrued interest be paid each year on or before year-end with the remainder of accrued interest adding to the principal of the note. Periodic payments of principal can be made without penalty. The note has a maturity date of December 31, 2023, at which time it is required to be paid in full. The Company makes periodic payments of principal and interest throughout the year. Any payments are applied first to accrued interest, and then to principal. (See Note 13 for additional disclosure about this note)

Pursuant to the agreement between the Spectrum Officers, to the extent the one Spectrum Officer received additional guaranteed payments in excess of those received by the other Spectrum Officer as of the close of the fiscal year, such excess shall not be considered a guaranteed payment. Rather the excess shall be applied as payments against the Note Payable with Officer. The payments are first applied to accrued interest and then to principal on the promissory note. For the years ended May 31, 2019 and 2018, the Company made principal payments of this nature on the promissory note of $0 and $40,000, respectively. The balance of the Note Payable with Officer was $827,348 and $827,349 as of May 31, 2019 and 2018, respectively.

NOTE 16 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.0001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of May 31, 2019 or 2018.

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

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of May 31, 2019 and 2018.

Dividends

Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of May 31, 2019, the Company had no undeclared dividends in arrears.

Equity Transactions During the Period

The following issuances of common stock affected the Company’s Stockholders’ Deficit:
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

On January 30, 2019, the Company issued 14,708,125 shares of restricted Common Stock at $0.38 per share to certain warrant holders who were issued warrants between March 2018 and July 2018 in connection with the Tender Offer filed by the Company December 11, 2018. In connection with the Tender Offer the Company issued an additional an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company. The associated stock-based compensation expense for the bonus warrants was $821,348. Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses. The associated cost of these licenses was $4,735,846 and is recorded as part of stock-based comp expense on the statement of operations.

On February 19, 2019, the Company issued 1,000,000 shares of restricted common shares with a fair value of $0.46 per share as a result of the Company being in default of covenants to the note dated October 31, 2018.

On March 29, 2019, the Company issued 1,500,000 shares of Common Stock with a fair value of $0.47 per share to an employee in lieu of cash for compensation.

On March 29, 2019, the Company issued 400,000 shares of Common Stock with a fair value of $0.47 per share to a consultant for services.

On April 15, 2019, the Company issued 312,047 shares of Common Stock with a fair value of $0.42 per share to an investor as a result of the exercise of associated warrants.

On April 16, 2019, the Company issued 1,000,000 shares of Common Stock with a fair value of $0.45 per share to a noteholder in exchange for an amendment to a note allowing for an extension of repayment terms.

On April 16, 2019, the Company issued 258,083 shares of Common Stock with a fair value of $0.45 per share to an investor as a result of the exercise of associated warrants.

On April 18, 2109, the Company issued a total of 1,050,000 shares of Common Stock with a fair value of $0.42 per share to investors as a result of the exercise of backstop warrants.

On April 29, 2019, the Company issued 250,000 shares of Common Stock with a fair value of $0.38 per share to an investor as a result of the exercise of backstop warrants.

On May 7, 2019, the Company issued 250,000 shares of Common Stock with a fair value of $0.45 per share to a consultant for services.

On May 31, 2019, the Company issued 730,000 shares of Common Stock with a fair value of $0.57 per share as a result of the conversion of September 18, 2018, convertible note of $440,000.

On May 31, 2019, the Company issued 600,000 shares of Common Stock with a fair value of $0.57 per share to an investor as a result of the exercise of convertible debt associated warrants.

See Notes 17 and 18 for disclosure of additional equity related transactions.

NOTE 17 – STOCK-BASED COMPENSATION

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

Options

The Company granted 4,000,000 options during the fiscal year ended May 31, 2019. There were no options issued or vested during the fiscal year ended May 31, 2018.

The weighted average grant date fair value of options granted and vested during the fiscal year ended May 31, 2019 was $3,244,509 and $608,345, respectively. The weighted average non-vested grant date fair value of non-vested options was $2,636,164 at May 31, 2019.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at June 1, 2018	6,520,834	$1.12
Granted	4,000,000	0.99
Exercised	-	-
Expired or cancelled	(3,708,334)	1.16
Outstanding at May 31, 2019	6,812,500	$1.02

The following table summarizes information about options to purchase shares of the Company’s Common Stock outstanding and exercisable at May 31, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	1,000,000	6.90	$0.60	1,000,000
0.99	4,000,000	9.27	0.99	750,000
1.20	1,562,500	5.58	1.20	1,562,500
2.00	250,000	6.90	2.00	250,000
	6,812,500	7.99	$1.06	3,562,500

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.57 as of May 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

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

Total compensation expense related to the options was $608,346 and $0 for the years ended May 31, 2019 and 2018, respectively. As of May 31, 2019, there was future compensation cost of $2,636,163 related to non-vested stock options with a recognition period from 2019 through 2027.

Warrants

The issuance of warrants to purchase shares of the Company's Common Stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2018	7,260,641	$1.15
Granted	26,106,867	0.38
Exercised	(15,278,255)	0.36
Expired or cancelled	(1,588,001)	1.41
Outstanding at May 31, 2019	16,501,252	$0.635

The following table summarizes information about warrants outstanding and exercisable at May 31, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.01	640,388	4.83	$0.01	640,388
0.35	600,000	2.98	0.35	600,000
0.38	6,024,725	4.82	0.38	6,024,725
0.40	78,500	4.92	0.40	78,500
0.54	1,985,000	4.57	0.54	1,985,000
0.60	1,808,928	3.69	0.60	1,808,928
1.00	2,494,888	0.95	1.00	2,494,888
1.20	2,868,823	0.24	1.20	2,868,823
	16,501,252	3.09	$0.635	16,501,252

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

Issuances of warrants to purchase shares of the Company's Common Stock were as follows:

On June 28, 2018, the Company issued an aggregate of 900,000 warrants with a five-year term and an exercise price of $0.60 per share in connection with Exchange Agreements with two noteholders (See Note 11).

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

In connection with the Merger (See Note 4), 18,281,494 Warrants were issued. The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The warrants provide for the purchase of shares of the Iota Communications’ Common Stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, the Company recognized approximately $4.0 million of stock compensation expense for the fiscal year ended May 31, 2019.

In December 2018, the Company issued a Tender Offer Statement (“Tender Offer”) to the holders of the 18,281,494 warrants issued in connection with the Merger (See Note 4). As part of the Tender Offer the Company issued an additional 2,451,356 warrants with an exercise price of $0.3753 per share as an inducement to the warrant holders to convert their outstanding warrants into common shares of the Company. The associated stock-based compensation expense for the bonus warrants was $6,703,000. As a result of the inducement, warrant holders converted their warrants into 14,708,125 shares of the Company’s Common Stock. Investors also received credits for 14,351,047 MHz-Pops to be used to acquire new spectrum licenses.

During the fiscal year ended May 31, 2019, the Company issued a total of 610,000 warrants with an exercise price of $0.54 per share. These warrants were issued to investors who had provided financing to the Company in post-merger transactions. As a result of these warrants, the Company recognized $213,281 of stock compensation expense for the fiscal year ended May 31, 2019.

On January 2, 2019, the Company issued a total of 1,375,000 warrants with an exercise price of $0.54 per share. The warrants were issued to backstop members who committed to purchase securities if the Company did not meet certain equity raise levels required by the Merger (See Note 4). As a result of these warrants, the Company recognized $256,556 of stock compensation expense for the fiscal year ended May 31, 2019.

On March 28, 2019, the Company issued a total of 1,210,518 warrants with an exercise price of $0.01 per share. The warrants were issued to certain individual for services rendered to the Company. As a result of these warrants, the Company recognized $518,704 of stock compensation expense for the fiscal year ended May 31, 2019.

On May 21, 2019, the Company issued a total of 600,000 warrants with an exercise price of $0.35 per share. The warrants were issued to an investor who provided financing to the Company. As a result of these warrants, the Company recognized $226,191 of stock compensation expense for the fiscal year ended May 31, 2019.

During the fiscal year ended May 31, 2019, the Company issued a total of 78,500 warrants with an exercise price of $0.40 per share. The warrants were issued to several investors who provided financing to the Company. As a result of these warrants, the Company recognized $22,139 of stock compensation expense for the fiscal year ended May 31, 2019.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

On May 20, 2019, the Knapp Employment Agreement was amended, in connection with Mr. Knapp’s resignation as Chief Executive Officer, to reflect the title change from Chairman and Chief Executive Officer to Executive Chairman.

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

On May 20, 2019, the DeFranco Employment Agreement was amended, in connection with Mr. DeFranco’s resignation as Chief Financial Officer and appointment to Chief Executive Officer, to reflect the title change.

Leases

The Company leases tower space in various geographic locations across the United States, upon and through which its spectrum network is being developed. Generally, these leases are for an initial five-year term with annual lease rate escalations of about 3%. With limited exception, the leases provide anywhere from one to as many as five, 5-year options to extend. Most of these leases require the Company to restore the towers to their original pre-lease condition, which creates the asset retirement obligations previously discussed in Note 14.

The Company leases office space in Phoenix, Arizona. The lease expired on February 28, 2019. In August 2018, the Company entered into a new office lease in Phoenix, Arizona, with a commencement date to begin when work on the space is substantially complete, which occurred around January 1, 2019. The lease is for a 65-month term, with a renewal option of five years. The base rent ranges from approximately $18,000 to $20,000 over the 65 months. The lease included five months of free rent and $38,845 in a tenant improvement allowance, which will be recognized as deferred rent. Also, see Note 14 - Related Party Transactions; Shared Office Space. Actual rent expense for the Phoenix office, paid under both leases was $252,403 and $218,457 for the years ending May 31, 2019 and 2018, respectively.

The Company leases office space in New Hope, Pennsylvania. The lease expired on December 31, 2018, and was extended to March 31, 2019, and then will be on a month to month basis. Rent expense under this lease was $230,333 and $219,793 for the years ending May 31, 2019 and 2018, respectively.

In May 2016, ICS entered into a new facilities lease with a third-party for an office space in South Carolina with a lease term of 64 months for its corporate office. The first two months were abated and then the monthly base rent is $5,176 per month for 10 months. The base rent has gradual increases until $6,000 per month in months 61-64. Monthly rent payment also includes common area maintenance charges, taxes, parking and other charges. The Company also paid a security deposit of $7,166 which is recorded as a prepaid expense on the accompanying consolidated balance sheets. In October 2018, the Company terminated the lease and received the full discount. Rent expense under this lease including occupancy costs for the years ended May 31, 2019 was $5,776.

In October 2018, ICS entered into a new sublease agreement with a third-party for an office space in South Carolina with a sublease term of one year. Rent for the office space was $1,600 a month for 250 square feet of office space. In May 2019, the Company downsized the office space to 160 square feet which resulted in a decreased rent of $1,200 a month. The Company also paid a security deposit of $1,600. Rent expense under this sublease for the fiscal year ended May 31, 2019 was $12,400.

In December 2018, the Company entered into a new facilities lease with a third-party for an office space in Florida with a term of one year. Rent for the office space is $958 per month. Rent expense under this lease for the fiscal year ended May 31, 2019, was $5,910.

The future minimum rental payments for these lease obligations over the next five years and thereafter are as follows:

For the Year Ended May 31,
	Tower Sites	Office space	Total
2020	$4,264,905	$289,965	$4,554,870
2021	4,379,461	297,843	4,677,304
2022	4,512,264	233,070	4,745,334
2023	4,556,724	238,897	4,795,621
2024	1,703,693	244,724	1,948,417
Thereafter	10,522,250	-	10,522,250
	$29,939,297	$1,304,499	$31,243,796

The deferred rent liability associated with these leases is $1,975,815 and $1,699,799 as of May 31, 2019 and 2018, respectively

The Company periodically enters into residential apartment leases for terms of 12-months or less. These units serve as temporary lodging for the benefit of the Company and its employees traveling between Company offices in Phoenix and New Hope. There are no future minimum rental payments required under these leases beyond 12-months. Rent expensed under these short-term residential leases was $10,160 and $19,414 for the years ended May 31, 2019 and 2018, respectively.

Legal Claims

Except as described below, there are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2018-011966, against the Company for fraudulent transfer and successor liability as to Iota Networks, based on claims that the company is really just a continuation of Smartcomm, LLC’s business and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s, a related party, creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options, although no final definitive settlement terms have been agreed upon between Alcorn and Smartcomm, LLC as of the date of this filing. The Company has tried to facilitate settlement between those parties by offering to prepay a note payable owed to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will be dismissed. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Vertical Ventures II, LLC et al. v. Smartcomm, LLC et al.

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management believes the allegations are without merit and baseless, as Smartcomm, LLC delivered the licenses and Iota Networks has performed all of its obligations. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date to be determined at a hearing to be held on November 25, 2019. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Ladenburg Thalman & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalman & Co. Inc. (“Ladenberg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,500, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules regarding charging excessive fees and will either be dismissed or Ladenberg will need to substitute the proper party, Iota Networks, LLC. Iota Network’s motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at May 31, 2019.

Other Proceedings

The Company is currently the defendant in various smaller claims cases totaling damages of approximately $370,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

As such, the Company has appropriately accrued for all potential liabilities as of May 31, 2019.

NOTE 19 – CONCENTRATION OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of May 31, 2019 and 2018, the Company had approximately $583,500 and $1,081,000, respectively, in excess of the FDIC insured limit.

Revenues

Four customers accounted for 88% of revenue for the fiscal year ended May 31, 2019, as set forth below:

Customer A	36%
Customer B	21%
Customer C	17%
Customer D	14%

There were no concentrations of revenue for the fiscal year ended May 31, 2018.

Accounts Receivable

Two customers accounted for 73% of the accounts receivable as of May 31, 2019, as set forth below:

Customer A	37%
Customer B	36%

There were no concentration of accounts receivable as of the fiscal year ended May 31, 2018.

NOTE 20 – BUSINESS SEGMENT INFORMATION

As of May 31, 2019, the Company had three operating segments, Iota Communications, ICS and Iota Networks.

The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 3. The Company evaluates performance based primarily on income (loss) from operations.

ICS’s net sales for the fiscal year ended May 31, 2019 were solely derived from revenues from solar energy projects within North America.

Operating results for the business segments of the Company were as follows:

	Iota Communications	ICS	Iota Networks	Total
Year Ended May 31, 2019
Net sales	$-	$2,096,574	$208,570	$2,305,144
Gain (Loss) from operations	$(27,938,093)	$(2,674,591)	$(22,844,656)	$(53,457,340)

Year Ended May 31, 2018
Net sales	$-	$-	$290,491	$290,491
Loss from operations	$-	$-	$(16,193,192)	$(16,193,192)

Total Assets
May 31, 2019	$845,063	$1,471,678	$10,660,887	$12,977,628
May 31, 2018	$-	$-	$13,730,028	$13,730,028

NOTE 21 – INCOME TAXES

The Company identified their federal and New York, South Carolina and Georgia state tax returns as their “major” tax jurisdictions. The periods our income tax returns are subject to examination for these jurisdictions are 2014 through 2019. The Company believe their income tax filing positions and deductions will be sustained on audit, and they do not anticipate any adjustments that would result in a material change to their financial position. Therefore, no liabilities for uncertain tax positions have been recorded.

At May 31, 2019, we had available net operating loss carry-forwards for federal income tax reporting purposes of approximately $50,000,000 which are available to offset future taxable income. As a result of the Tax Cuts Job Act 2017 (the Act), certain of these carry-forwards do not expire. We have not performed a formal analysis, but we believe our ability to use such net operating losses and tax credit carry-forwards is subject to annual limitations due to change of control provisions under Sections 382 and 383 of the Internal Revenue Code, which significantly impacts our ability to realize these deferred tax assets.

Our net deferred tax assets, liabilities and valuation allowance as of May 31, 2019 and 2018 are summarized as follows:

	Year Ended May 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$14,114,400	$7,586,000
Changes in prior year estimates	-	(40,000)
Total deferred tax assets	14,114,400	7,546,000
Valuation allowance	(14,114,400)	(7,546,000)
Net deferred tax assets	$-	$-

We record a valuation allowance in the full amount of our net deferred tax assets since realization of such tax benefits has been determined by our management to be less likely than not. The valuation allowance increased $6,568,400 during the fiscal year ended May 31, 2019. The valuation allowance decreased $328,000 during the fiscal year ended May 31, 2018.

A reconciliation of the statutory federal income tax benefit to actual tax benefit for the years ended May 31, 2019 and 2018 is as follows:

	2019	2018
Federal statutory blended income tax rates	(21)%	(28)%
State statutory income tax rate, net of federal benefit	(7)	(7)
Change in effective federal tax rate	-	20
Permanent differences	16	3
Incentive stock options	1	2
Non-deductible amortization of debt discount	2	7
Change in valuation allowance	12	(2)
Other	(3)	6
Effective tax rate	-%	-%

As of the date of this filing, the Company has not filed its 2018 federal and state corporate income tax returns. The Company expects to file these documents as soon as practicable.

The Act was enacted on December 22, 2017. The Act reduces the US federal corporate tax rate from 35% to 21% and will require the Company to re-measure certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%. The Company adopted the new rate as it relates to the calculations of deferred tax amounts as of May 31, 2018.

NOTE 22 – SUBSEQUENT EVENTS

On June 19, 2019, the Company entered into a second amendment (the “Second Amendment”) to the June 19, 2018, convertible promissory note between the Company and JSJ Investments, Inc. The Second Amendment effectively extends the maturity date to June 19, 2020. As inducement for the Second Amendment the Company paid JSJ Investments, Inc. $67,397.

During June 2019, the Company issued 1,433,334 shares of Common Stock to consultants for services.

During June 2019, the Company issued 2,100,000 shares of Common Stock to investors, of which, (i) 2,000,000 shares of Common Stock were issued as inducement pursuant to the waiver agreement entered into between the Company and AIP (See Note 11) and (ii) 100,000 shares of Common Stock were issued as an inducement pursuant to the JSJ May Convertible Note (See Note 11).

During June 2019, the Company issued 408,736 shares of Common Stock as a result of the exercise of warrants.

On August 25, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4) totaling $500,000 dollars in net proceeds against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of August 25, 2020. The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.00 per share.

Subsequently to May 31, 2019 through the date of this filing, the Company raised approximately $2.3 million in revenue-based notes.