Form 10-Q
period 2019-08-31
IOTA COMMUNICATIONS, INC.
filed 2019-10-15
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of October 14, 2019, there were 223,842,509 shares of the registrant’s common stock outstanding.

IOTA COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	August 31,	May 31,
	2019	2019

ASSETS

Current Assets:
Cash	$281,715	$788,502
Accounts receivable, net of allowances for doubtful accounts of $810,132, respectively	381,471	507,345
Contract assets, net	521,198	435,788
Other current assets	615,573	746,197
Total Current Assets	1,799,957	2,477,832

Property and equipment, net	9,713,839	10,124,763
ROU Assets	16,718,780	-
Intangible assets, net	277,769	286,538
Other assets	78,495	88,495

Total Assets	$28,588,840	$12,977,628

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$20,542,924	$18,563,550
Payroll liability	1,004,753	1,276,333
Service obligations	97,900	331,280
Current portion of lease liabilitites	2,595,994	-
Deferred revenue	125,203	228,893
Contract liabilities	303,024	188,738
Warranty reserve	352,600	313,881
Convertible debentures, net of debt discount of $214,784 and $312,902, respectively	4,898,394	4,450,296
Notes payable - officers	315,269	173,769
Notes payable	470,532	479,102
Total Current Liabilities	30,706,593	26,005,842

Deferred rent liability	-	1,975,815
Lease liabilities, net of current portion	15,956,589	-
Revenue-based notes, net of financing costs of $860,493 and $914,408	78,910,418	76,489,220
Long-term notes payable - related party	672,870	666,154
Long-term notes payable - officer	827,348	827,348
Asset retirement obligations	1,763,803	1,771,227
Total Liabilities	128,837,621	107,735,606

Commitments and Contingencies

Stockholders' Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding
Series A; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 223,592,509 and 219,205,439 shares issued and outstanding, respectively	22,360	21,921
Additional paid-in capital	27,073,827	24,539,004
Accumulated deficit	(127,344,968)	(119,318,903)

Total Stockholders' Deficit	(100,248,781)	(94,757,978)

Total Liabilities and Stockholders' Deficit	$28,588,840	$12,977,628

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	August 31, 2019	August 31, 2018

Net sales	$871,774	$49,796

Cost of sales	823,946	32,977

Gross profit	47,828	16,819

Operating expenses:
Application Server and Software	2,144	1,238,800
Tower and Related Expenses	1,257,691	1,171,147
Research and development	-	1,013,675
Selling, general and administrative	4,582,066	4,876,578
Depreciation and amortization	272,917	254,678
Stock based compensation	702,413	-
Total operating expenses	6,817,231	8,554,878

Loss from operations	(6,769,403)	(8,538,059)

Other income (expense):
Interest income	-	38,719
Interest expense	(1,263,179)	(43,799)
Gain (loss) on settlement of liability	(98,608)	-
Gain on extinguishment of debt	2,100	-
Other income (expense)	103,025	-

Total income (expense)	(1,256,662)	(5,080)

Loss before provision for income taxes	(8,026,065)	(8,543,139)

Provision for income taxes	-	-

Net loss	$(8,026,065)	$(8,543,139)

Loss per common share - basic and diluted	$(0.04)	(0.07)

Weighted average shares outstanding - basic and diluted	220,889,111	129,671,679

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE THREE MONTHS ENDED AUGUST 31, 2019
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 1, 2019	-	$-	219,205,439	$21,921	$24,539,004	$(119,318,903)	$(94,757,978)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782
Stock based compensation - common stock	-	-	445,000	45	189,506	-	189,551
Common stock issued for the settlement of liabilities	-	-	300,000	30	188,970	-	189,000
Warrants issued to investors	-	-	-	-	310,081	-	310,081
Common stock issued for exercise of warrants			408,736	41	807	-	848
Common stock issued for inducement	-	-	2,100,000	210	882,790	-	883,000
Common stock issued for services	-	-	1,133,334	113	759,887	-	760,000
Net loss	-	-	-	-	-	(8,026,065)	(8,026,065)
Balance as of August 31, 2019	-	$-	223,592,509	$22,360	$27,073,827	$(127,344,968)	$(100,248,781)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
(F/K/A SOLBRIGHT GROUP, INC.)
FOR THE THREE MONTHS ENDED AUGUST 31, 2018
(Unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)

Net loss	-	-	-	-	-	(8,543,139)	(8,543,139)
Balance as of August 31, 2018	-	$-	129,671,679	$12,967	$-	$(71,084,641)	$(71,071,674)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	August 31, 2019	August 31, 2018
Cash flows from operating activities:
Net loss	$(8,026,065)	$(8,543,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation - stock options	202,782	-
Stock based compensation - common stock	189,551	-
Loss on sale of property and equipment	153,434	-
Write off of asset retirement obligation due to tower decommissioning	(28,043)	-
Warrants issued to investors	310,081	-
Depreciation and amortization	272,917	254,678
Amortization of debt discount and deferred finance costs	158,798	-
Issuance of common stock for inducement	883,000	-
Issuance of common stock for services	760,000	-
Issuance of common stock for the exercise of warrants	848	-
Lease payments	233,680
Accretion of asset retirement obligations	13,018	13,252
Decrease in financing costs (revenue based notes)	53,915	50,687
Noncash lease impact	268,926	-
Changes in operating assets and liabilities:
Accounts receivable, net	125,874	4,300
Receivable - related party	-	(5,038,712)
Contract assets	(60,667)	-
Other current assets	130,624	557,900
Other assets	-	(468,137)
Accounts payable and accrued expenses	2,175,071	685,580
Payroll liability	(271,580)	(50,787)
Lease liability	(644,619)	-
Deferred revenue	(103,690)	(25,900)
Deferred rent	-	51,494
Service obligations	(233,380)	-
Contract liabilites	114,286	-
Warranty reserve	38,719	-
Accrued interest on revenue-based notes	35,528	31,542

Net cash used in operating activities	(3,246,992)	(12,477,242)

Cash flows from investing activities:

Purchases of property and equipment	(23,800)	(39,970)
Security deposit	10,000	-

Net cash used in investing activities	(13,800)	(39,970)

Cash flows from financing activities:
Proceeds from revenue based notes, net	2,331,755	12,204,432
Proceeds from convertible debentures	439,320	-
Proceeds from note payable - officer	141,500	-
Payment on note payable - related party	-	(48,204)
Payments on notes payable	(8,570)
Payments on convertible debentures	(150,000)	-

Net cash provided by financing activities	2,754,005	12,156,228

Net decrease in cash	(506,787)	(360,984)

Cash - beginning of period	788,502	1,492,784

Cash - end of period	$281,715	$1,131,800

Supplemental cash flow information:
Cash paid for:
Interest paid	$243,325	$36,607
Income taxes paid	$-	$-
Non cash investing and financing activities:
Additions to asset retirement costs	$7,601	$40,989
Common stock issued for settlement of accounts payable	$189,000	$-
Right of Use asset recorded upon adoption of ASC 842	$17,221,387	$-
Lease Liability recorded upon adoption of ASC 842	$(19,197,202)	$-
Deferred rent reclassified to ROU asset	$1,975,815	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc.)(the “Parent”, “Iota Communications”), was formed in the State of Delaware on May 7, 1998. Iota Communications conducts business activities principally through its three wholly-owned subsidiaries, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, Iota Spectrum Holdings, LLC, an Arizona limited liability company (“Iota Holdings”), and Iota Spectrum Partners, LP, an Arizona limited partnership (“Iota Partners”), a wholly-owned subsidiary of Iota Holdings (collectively, the “Company”).

On July 30, 2018, Iota Communications, entered into an Agreement and Plan of Merger and Reorganization (as amended on September 5, 2018, the “Merger Agreement”) with its newly-formed, wholly owned Arizona subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Upon closing, Merger Sub merged into and with Iota Networks, with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of Iota Communications (the “Merger”) (See Note 3).

In connection with the Merger, on November 26, 2018, a Certificate of Amendment was filed with the State of Delaware to amend the name of the Company from “Solbright Group, Inc.” to “Iota Communications, Inc.” In addition, as of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Immediately following the Merger, the Company had 196,279,076 shares of Common Stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,434,034 shares of Common Stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger was treated as a recapitalization and reverse acquisition of the Company for financial reporting purposes. Iota Networks is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in future filings with the SEC.

The Company is a wireless network carrier and a software-as-a-service (“SaaS”) company dedicated to the Internet of Things (“IoT”). The Company combines long range wireless connectivity with software applications to provide commercial customers turn-key services to optimize energy efficiency, sustainability and operations for their facilities. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predictive maintenance. In order to be turn-key, our business strategy aims to develop solutions throughout all the stages within the IoT value chain in the focused Smart Buildings discipline.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) Iota Commercial Solutions and (4) Iota Holdings. Operating activities related to the parent company are classified under Iota Communications.

Iota Communications

The parent company houses activities related to primarily running the operations of the public Company. The significant expenses classified under the parent company are executive and employee salaries, stock-based compensation, commissions, professional fees, rent and interest on convertible notes.

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

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a wholly-owned subsidiary of Iota Holdings (“Iota Partners”). The purpose of Iota Partners is to own spectrum licenses that Iota Networks leases to operate its nationwide, IoT communications network. Upon approval by the FCC, Iota Networks will contribute the licenses it owns to Iota Partners in exchange for General Partnership Units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. As of the date of this report, the Company has not applied to the FCC for approval to transfer the licenses to Iota Partners.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2019 as disclosed in our Form 10-K filed on September 13, 2019. The results of the three months ended August 31, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2020.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $127 million since inception, including a net loss of approximately $8 million for the three months ended August 31, 2019. Additionally, the Company had negative working capital of approximately $28.9 and $23.5 million at August 31, 2019 and May 31, 2019, respectively, and has negative cash flows from operations of approximately $3.2 million during the three months ended August 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company is currently exploring several options to meet its short-term cash requirements, including an equity raise or loan funding from third parties.

On September 16, 2019, the Company issued a $330,000 convertible promissory note with $30,000 original issue discount which will be used for working capital and general corporate purposes. (See Note 20)

On October 3, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $225,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $250,000 and (b) 100,000 restricted shares of the Company’s Common Stock. The funds received will also be used for working capital and general corporate purposes. (See Note 20)

Although no assurances can be given as to the Company’s ability to deliver on its revenue plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential debt or equity financing will be available on favorable terms. As such, management does not believe they have sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Iota Communications, its three wholly-owned subsidiaries, which include Iota Networks, ICS and Iota Holdings, and Iota Partners, a wholly-owned subsidiary of Iota Holdings. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the financial statements. Significant estimates include the allowance for doubtful accounts, the useful life of plant and equipment, valuation of intangible assets for impairment, deferred tax asset and valuation allowance, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

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

For purposes of this presentation, activities related to the Company’s wireless network carrier segment are classified under Iota Networks, activities related to the Company’s industrial automation and solar energy, LED lighting and heating plant implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications and activities related to the administration of Iota Holdings and Iota Partners are classified under Iota Holdings.

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

The first performance obligation arises from the services related to obtaining FCC license perfection; the second performance obligation arises from maintaining the license in compliance with regulatory affairs and the third performance obligation arises from the services related to acting as a future sales or lease agent for the customer. Given the nature of the service in the first performance obligation, the Company recognizes revenue from the upfront fees at the point in time that the license is perfected.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. The Company has recorded a loss reserve on contract assets as of August 31, 2019 of $109,063 and $71,624 as of May 31, 2019.

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

The Company generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of the Company’s work on a project. The Company does not charge customers or sell warranties separately, as such warranties are not considered a separate performance obligation of the Company. The vast majority of warranties are guaranteed by subcontractors. As of August 31, 2019, the Company has recognized a warranty reserve of approximately $353,000 and approximately $314,000 as of May 31, 2019.

Remaining Unsatisfied Performance Obligations

The Company’s remaining unsatisfied performance obligations as of August 31, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. The Company had $2,322,220 in remaining unsatisfied performance obligations as of August 31, 2019.

The Company expects to satisfy its remaining unsatisfied performance obligations as of August 31, 2019 over the following year. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm, cancellations, deferrals or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Application Sales

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016. The application sales segment generated no revenues for the three months ended August 31, 2019 and 2018 from software licensing.

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

Contract Modifications

There were no contract modifications during the three months ended August 31, 2019 and 2018. Contract modifications are not routine in the performance of the Company’s contracts in the Iota Networks Segment.

Disaggregated revenues

Revenue consists of the following by service offering for the three months ended August 31, 2019:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$833,828	$37,946	$-	$871,774

Revenue consists of the following by service offering for the three months ended August 31, 2018:

Energy Services(a)	Network Hosting Services(b)	Application Sales(a)	Total

$-	$49,796	$-	$49,796

(a)           Included in Iota Commercial Solutions segment
(b)           Included in Iota Networks segment

Cash

The Company considers investments in highly liquid instruments with a maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of August 31, 2019 and May 31, 2019.

Accounts Receivable

Accounts receivable are reported at their outstanding unpaid principal balances net of allowances for doubtful accounts. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of August 31, 2019, and May 31, 2019, the Company’s allowance for doubtful accounts was $810,132.

Other Receivables are included in other current assets on the balance sheet and include amounts due under the various programs including Network Hosting, Spectrum Partners and Reservation Programs services (See Note 11).

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

As of August 31, 2019, and May 31, 2019, there are no software or related products that have reached technical feasibility. For the three months ending August 31, 2019 and 2018, approximately $2,144 and $1,238,800, respectively, in software development costs have been expensed in the statement of operations.

Contract Assets

The Company records capitalized jobs costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. As of August 31, 2019 and May 31, 2019, the Company had $521,198 and $435,788, respectively, included on their balance sheets under Contract Assets.

Impairment of Long-Lived Assets and Right of Use Asset

The Company reviews long-lived assets, including definite-lived intangible assets and right of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three months ending August 31, 2019 and 2018, there were no impairment losses recognized for long-lived assets.

Leases

Leases in which the Company is the lessee are comprised of corporate offices and tower space. All of the leases are classified as operating leases. The Company is obligated under certain lease agreements for office space with lease terms expiring on various dates from 2019 through 2022.

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

In accordance with ASC 842, Leases, the Company recognized right of use (“ROU”) assets and corresponding lease liabilities on its unaudited condensed consolidated Balance Sheet for its operating lease agreements. The Company elected the package of practical expedients for its long-term operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. See Note 17 - Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and required disclosures.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over the estimated life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the three months ended August 31, 2019, the Company had no impairment losses relating to its intangible assets acquired in the Merger (See Note 6)

Convertible Instruments

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

Deferred Rent

The Company recognized escalating rent provisions on a straight-line basis over the lease term. For leases associated with its tower site locations, the Company assumes all lease extension options will be exercised resulting in lease terms of 5 - 30 years. For leases associated with office space, the Company assumes the initial lease term, generally 5 years. A deferred rent liability is recognized for the difference between actual scheduled lease payments and the rent expense determined on a straight-line basis. On June 1, 2019, the Company adopted ASC 842 – Leases, and, as such, derecognized the deferred rent and included in the ROU asset as a contra asset corresponding to the Company’s tower leases and long-term office lease during the three months ended August 31, 2019.

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

Advertising and Marketing Costs and Deferred Finance Charges

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $168,698 and $111,515 for the three months ended August 31, 2019 and 2018, respectively.

Broker fees associated with the procurement of SP program are deferred and capitalized as deferred financing costs offset against the revenue-based loans. These financing costs are amortized over the initial five-year term of the Spectrum Partners program (“Spectrum Partners Program”). Amortization of previously deferred financing costs was $53,915 and $50,686 for the three months ended August 31, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Research & Development Costs

In accordance with ASC 730-10-25, research and development costs are charged to expense when incurred. Total research and development costs were $0 and $1,013,675 for the three months ended August 31, 2019 and 2018, respectively.

Segment Policy

The Company’s reportable segments, Iota Networks, ICS, Iota Communications and Iota Holdings, are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, payroll liabilities, and advances approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes and convertible promissory notes approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all of the Company’s debt and interest payable on the notes approximates the Company’s incremental borrowing rate. The carrying amount of lease liabilities approximates the estimated fair value for these financial instruments as management believes that such liabilities approximates the present value of the dollar amount owed over the life of the lease.

Net Loss Per Common Share (“EPS”)

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

	Three months ended
	August 31, 2019	August 31, 2018

Convertible notes	$6,270,499	$-
Stock options	6,812,500	5,295,834
Warrants	13,852,693	7,622,306
Potentially dilutive securities	$26,935,692	$12,918,140

Stock-based Compensation

The Company applies the provisions of ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statement of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the Common Stock consistent with the expected life of the option, risk-free interest rates and expected dividend yields of the Common Stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the company recognizes stock-based compensation expense equal to the grant date fair value of the stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to Accounting Standards Update 2018-07 (“ASU”) Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC 718. The Company uses valuation methods and assumptions to value the stock options that are in line with the process for valuing employee stock options noted above.

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

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the unaudited condensed consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in income tax expense in the unaudited condensed consolidated statements of operations.

Recently Adopted Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842), which the Company adopted as of June 1, 2019. Topic 842 requires recognition of lease rights and obligations as assets and liabilities on the balance sheet.

On June 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients. As such, the Company will not reassess whether expired of existing contracts are or contain a lease; will not need to reassess the lease classifications or reassess the initial direct costs associated with expired or expiring leases. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office buildings).

On June 1, 2019, the Company recognized net ROU assets of $17,221,387 and lease liabilities of $19,197,202, derecognized deferred rent liabilities of approximately $1,975,000 and did not record an adjustment to accumulated deficit. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at June 1, 2019. The weighted average incremental borrowing rate applied was 10%. The Company’s adoption of the new lease standard did not materially impact its condensed consolidated statements of operations and its statements of cash flows. No cumulative effect adjustment was recognized as the amount was not material. See Note 17 - leases for further discussion, including the impact on the Company’s condensed consolidated financial statements and required disclosures.

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

As a result of the exchange of the profit participation units for the 15,824,972 shares of Iota Communications’ common stock, the Company recognized approximately $6.0 million of stock compensation expense for the year ended May 31, 2019.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of Common Stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $4.0 million of stock compensation expense for the year ended May 31, 2019.

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

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet as of August 31, 2019, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

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

b.
Goodwill is the excess of the purchase price over the fair value of the underlying net intangible and identifiable intangible assets. In accordance with applicable accounting standards, goodwill is not amortized but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

c.
At May 31, 2019, the Company performed an impairment analysis on Goodwill and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit management determined that Goodwill is impaired. The Company recorded a $5,249,891 impairment charge for the fiscal year ended May 31, 2019.

Unaudited Pro Forma Financial Information

Iota Communications

The following unaudited pro forma information presents the consolidated results of operations of Iota Communications and Iota Networks’ as if the Merger consummated on September 1, 2018 had been consummated on June 1, 2017. Such unaudited pro forma information is based on historical unaudited financial information with respect to the 2018 Merger and does not include operational or other charges which might have been affected by the Company. The unaudited pro forma information for the three months ended August 31, 2018 presented below is for illustrative purposes only and is not necessarily indicative of the results which would have been achieved or results which may be achieved in the future:

Three Months Ended August 31,
2018
Net revenue	$895,278
Net loss	$(13,599,715)

NOTE 4 –OTHER CURRENT ASSSETS

Other current assets consists of:

	August 31, 2019	May 31, 2019

Other receivables	$110,451	$110,451
Prepaid expense	505,122	635,746
Total other current assets	$615,573	$746,197

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	August 31, 2019	May 31, 2019

Site and tower equipment	$6,609,830	$6,678,148
Network equipment	859,829	859,829
Asset retirement costs	1,514,784	1,530,163
Furniture, fixtures and equipment	208,901	208,903
Construction in progress	4,465,489	4,606,949
	13,658,833	13,883,992
Less: accumulated depreciation	(3,944,994)	(3,759,229)
Property and equipment, net	$9,713,839	$10,124,763

Total depreciation expense for the three months ended August 31, 2019 and 2018 was $264,148 and $254,678, respectively.

NOTE 6 - INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of August 31, 2019 and May 31, 2019:

	Useful life	August 31, 2019	May 31, 2019
IP/Technology	5 years	$-	$210,000
Customer base	5 years	-	17,000
Tradename/marks	5 years	165,900	510,500
Non-compete	3 years	5,688	140,500
FCC licenses (1)		114,950	114,950
		286,538	992,950
Less accumulated amortization		(8,769)	(90,750)
Less impairment charge		(-)	(615,662)
Total		$277,769	$286,538

(1)
The licenses are able to be and have been renewed every ten years. As such, the Company categorizes these intangible assets as indefinite lived intangible assets and have not recorded amortization costs for the three months ended August 31, 2019 or the fiscal year ended May 31, 2019.

The weighted average useful life remaining of identifiable intangible assets remaining is 3.87 years.

Amortization of identifiable intangible assets for the three months ended August 31, 2019 was $8,769. There were no intangible assets or amortization for the three months ended August 31, 2018.

As of August 31, 2019, the estimated annual amortization expense for each of the next three fiscal years is approximately $35,000 per year through 2022 and approximately $33,000 in 2023 and 2024.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	August 31, 2019	May 31, 2019

Accounts payable	$14,918,938	$14,136,259
Tower rent accrual	3,955,795	2,910,483
Accrued expenses	1,668,191	1,516,808
	$20,542,924	$18,563,550

NOTE 8 – WARRANTY RESERVE

As of August 31, 2019, the Company has recognized a warranty reserve of $352,600. Warranty expense was $38,719 and $0 for the three months ended August 31, 2019 and 2018, respectively.

The following table provides a roll forward of the Company’s warranty reserve:

Opening balance, May 31, 2019	$313,881
Accrual for warranties issued	38,719
Settlements made	-
Ending balance, August 31, 2019	$352,600

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of August 31, 2019, convertible debentures, net of debt discount, consist of the following amounts:

	August 31, 2019	May 31, 2019

LIBOR + 10% Convertible note payable, due October 31, 2019 – AIP, in default	$2,133,178	$2,283,198
LIBOR + 10% Convertible note payable, due December 7, 2019 – AIP, in default	1,000,000	1,000,000
LIBOR + 10% Convertible note payable, due May 24, 2020 – AIP, in default	1,000,000	1,000,000
LIBOR + 10% Convertible note payable, due August 22, 2020 – AIP, in default	440,812	-
10% Convertible note payable due June 19, 2020	150,000	150,000
8% Convertible note payable due November 30, 2019	174,404	17,098
	$4,898,394	$4,450,296

The above convertible notes included debt discounts totaling $390,680 and $796,509 as of August 31, 2019 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $158,798 for the three months ended August 31, 2019 and $226,558 for the year ended May 31, 2019. The total unamortized debt discount was $214,784 for the three months ended August 31, 2019 and $312,902 for the year ended May 31, 2019.

The following notes payable were all assumed as part of the Merger. As of August 31, 2019, notes payable consisted of the following amounts:

	August 31, 2019	May 31, 2019

Notes payable dated 2011, currently in default, at interest of 0% to 16%	$75,720	$84,290
Notes payable dated 2011, currently in default, at interest of 8%	74,812	74,812
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000	150,000
Note payable, dated March 31, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated April 20, 2018, currently in default, with interest at 10%	50,000	50,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000	100,000
	$470,532	$479,102

Total expense related to interest for the above notes and convertible debentures was $130,504 for the three months ended August 31, 2019.

Assumed Convertible debentures

As part of the Merger (Note 3) the following convertible debentures were assumed by the Company:

Convertible Debt

On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ common stock over the 20 trading days prior to conversion. Interest expense on this note was $3,699 for the three months ended August 31, 2019. On June 19, 2019, the Company entered into a second amendment with the noteholder extending the maturity date to June 19, 2020.

On June 28, 2018, Iota Communications issued two 9% convertible notes totaling $700,000, which were due December 31, 2018, in exchange for two existing convertible debentures. The notes are convertible at $1.00 per share, or in the event of a default under such notes at a 40% discount of the lowest trading price of Iota Communications Common Stock over the prior 30 trading days from the date of conversion. As noted previously, the acquired convertible debentures were recognized at fair value at the acquisition date which approximated the principal balance, and therefore any existing unamortized debt discount was not included in the recognition. The Company made payments totaling $700,000 during the fiscal year ended May 31, 2019. The total balance of the two convertible notes was $0 as of May 31, 2019. Total interest expense on these notes was $17,063 for the fiscal year ended May 31, 2019.

Transactions since Merger

May 21, 2019

As of May 21, 2019, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “May Convertible Note”), (b) warrants (the “May Warrants”) to purchase 600,000 shares of the Company’s Common Stock, and (c) 100,000 restricted shares of the Company’s Common Stock (the “Shares”) (the “Purchase and Sale Transaction”). On June 7, 2019, the Company issued 100,000 restricted shares of the Company’s Common Stock resulting in a charge to interest expense of $63,000 for the three months ended August 31, 2019. The Company used the net proceeds from the Purchase and Sale Transaction for working capital and general corporate purposes.

The May Convertible Note has a principal balance of $330,000 (taking into consideration a $30,000 original issue discount received by the Buyer), and a stated maturity date of November 30, 2019. Upon issuance of the May Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the May Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the May Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the May Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the May Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the May Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the May Convertible Note, an amount equal to 100% of the outstanding balance of the May Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the May Convertible Note, an amount equal to 120% of the outstanding balance of the May Convertible Note, plus any accrued and unpaid interest. If, while the May Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the May Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the May Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The May Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The May Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the May Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the May Convertible Note resulted in a discount from the beneficial conversion feature totaling $147,306 related to the conversion feature, a discount from the issuance of warrants of $121,531, and a discount from the issuance of restricted stock of 100,000 shares for $31,163. Total straight-line amortization of these discounts totaled $157,306 during the three months ended August 31, 2019. Total interest expense on this note was approximately $6,654 for the three months ended August 31, 2019.

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

At the initial closing of the Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses)), were utilized by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was changed to $1.00 pursuant to the May 31, 2019 waiver (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

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

In relation to this transaction, the Company recorded a debt discount related to the beneficial conversion feature, and deferred finance costs totaling $288,384.

On December 7, 2018, the Company drew Convertible Note Tranche #2 (“Tranche #2) totaling $1 million dollars, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019. The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #2 may be converted into shares of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was changed to $1.00 pursuant to the May 31, 2019 waiver.

On May 24, 2019, the Company drew Convertible Note Tranche #3 (“Tranche #3) totaling $1 million dollars, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of May 24, 2020. The principal on Tranche #3 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #3 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was changed to $1.00 pursuant to the May 31, 2019 waiver.

During the fiscal year ended May 31, 2019 and through the three months ended August 31, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant requirements. The following terms were changed as a result of the waiver and amendment agreements:

●           Waiver is conditioned upon the following:

o           One of the Company’s major vendors agrees in writing to extend the December 31, 2019, date on which the balloon payment is due to the earlier of (i) the date on which the Company raises $20 million of equity capital or (2) written approval by AIP to payment of such balloon payment; and

o           The conversion price of AIP Convertible Notes (Tranche #1, Tranche #2 and Tranche #3) are changed from $1.50 to $1.00.

●           The Company agrees to issue, and the Holders agree to purchase, additional notes in the aggregate principal amount of $1,000,000 as soon as practicable;

●           AIP, on behalf of the Holders, hereby agrees that 4,000,000 shares of the AIP Global Macro Fund LP shall be restricted and non-transferable through September 30, 2019, unless the price of the shares close trading on any day at or below $0.45 per share, in which case such shares become freely tradeable.

●           Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the AIP Waiver, provided the Company has satisfied the following conditions:

o           One of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and

o           The Company has raised or has binding commitments from investors to invest at least $10 million in common or preferred equity.

●           Company shall if requested by the Holders issue additional notes in the aggregate principal amount of $5,000,000 subject to the terms and conditions of the Note Purchase and Sale Transaction, provided the Company has satisfied the following: the Company has raised, or has binding commitments from investors to invest at least $10 million in common or preferred equity; and the Company has issued, and the Holders have purchased, the additional notes described, as follows:

o           AIP, on behalf of the Holders agreed that 4,000,000 shares held by AIP Global Macro Fund LP be restricted and non-transferable through September 30, 2019, unless the closing price of the Company’s shares on Common Stock is at or below $0.45 per share, in which case such shares become freely tradeable; and

o          The Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the waiver, provided the Company has satisfied the following conditions: (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10 million in the Company’s common or preferred stock.

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

In connection with the above-mentioned waiver the Company issued 2,000,000 shares of the Company’s common stock on August 29, 2019, resulting in a charge to interest expense of $820,000 for the three months ended August 31, 2019.

On August 22, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4) totaling $500,000 dollars, including $60,680 of deferred financing costs, receiving net proceeds of $439,320 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of August 22, 2020. The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.00 per share. Total straight-line amortization for this transaction amounted to $3,656 for the three months ended August 31, 2019 and is included in interest expense.

As of August 31, 2019, the Company was in breach of certain covenants associated with the Note Purchase and Sale Transaction. Subsequent to August 31, 2019, the Company entered into an Agreement and Extension Agreement with AIP which included a waiver for all covenants breached. (See Note 20)

Total amount recorded as interest expense for the above notes was $1,041,343 and $43,799 for the three months ended August 31, 2019 and 2018, respectively.

NOTE 10 – REVENUE-BASED NOTES AND ACCRUED INTEREST

Revenue based notes, debt securities and accrued interest consists of the following:

	August 31, 2019	May 31, 2019
Spectrum Partners program	$70,585,251	$68,253,496
Reservations program	2,045,075	2,045,075
Accrued interest on reservations pool program	279,348	243,820
Solutions pool program	6,861,237	6,861,237
Total revenue-based notes	79,770,911	77,403,628
Financing costs, unamortized	(860,493)	(914,408)
Total revenue-based notes, net	$78,910,418	$76,489,220

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

There was no interest expense related to financing costs for this program for the three months ended August 31, 2019 and 2018.

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

Total interest expense related to financing costs of this program was $35,528 and $31,542 for the three months ended August 31, 2019 and 2018, respectively.

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

Formation of Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP

On April 17, 2019, the Company formed Iota Holdings to act as the general partner for Iota Partners, which was formed on April 24, 2019. As of August 31, 2019, Iota Partners is a wholly-owned subsidiary of Iota Holdings. The purpose of Iota Partners is to own the spectrum licenses that Iota Networks leases to operate its nationwide IoT communications network. Iota Networks will contribute the licenses it owns to Iota Partners in exchange for General Partnership Units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. The limited partners will receive Iota Partners units in exchange for the licenses they contribute to Iota Partners, which they currently own and lease to Iota Networks. Iota Partners may raise additional capital by selling Iota Partners units for cash, using the proceeds to obtain additional spectrum to be attributed to those additional Iota Partners units (1 MHz-Pop per Iota Partners unit sold).

Lease payments are made to Iota Partners out of a revenue pool consisting of 10% of the monthly recurring connectivity revenues generated by connecting devices to the Iota Networks network. Revenue Pool payments go to the limited partners only, and those payments are calculated based on the MHz-Pops of the licenses they contributed to Iota Partners. Payments are not paid to Iota Partners for the licenses that were contributed by Iota Networks. Upon a sale or liquidation of Iota Partners’ licenses or assets, all Iota Holdings and Iota Partners units share equally in those proceeds on a per unit basis.

When limited partners contribute their licenses to Iota Partners, they also transfer and extinguish their lease agreements with Iota Networks associated with those licenses. Transferring their spectrum licenses and contract rights to Iota Networks, which is subject to FCC approval, will eliminate them as liabilities from the balance sheet. Similar debt obligations from a Reservation Program can also be eliminated by trading those lease agreements, which have a loan component, to Iota Partners in exchange for Iota Partners units. As of August 31, 2019, these licenses have yet to be transferred to Iota Partners and, as a result, no limited partnership interests have been issued at August 31, 2019. Upon transfer, the Company will consolidate Iota Partners as a variable interest entity creating a non-controlling interest in equity.

There was no interest expense related to financing costs for this program for the three months ended August 31, 2019 and 2018.

Total amortization expense related to deferred financing costs was $53,915 and $50,686 for the three months ended August 31, 2019 and 2018.

NOTE 11 - NOTES PAYABLE TO OFFICER

Short-Term Notes

In April 2019, the Company issued two on demand promissory notes to two different officers, collectively totaling $110,726. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.89%. In April 2019, the Company issued an on demand promissory note to an officer for $140,000 with a graduated annual adjusted interest rate beginning at 2.13%. In May 2019, the Company issued two additional on demand promissory notes to two different officers, collectively totaling $62,500. The notes call for periodic annual adjusted rates of interest beginning at 2.74%. The outstanding principal balance of these loans is $315,269 and $173,769 as of August 31, 2019 and May 31, 2109, respectively. Interest accrued on these loans is $2,043 and $543 as of August 31, 2019 and May 31, 2019, respectively.

Long-Term Notes

On February 6, 2017, the Company issued a new promissory note to an officer to replace three prior notes that were held by the officer, collectively totaling $950,000. Accrued interest of $60,714, under the prior notes, has been added to the principal under the new note. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty-percent (50%) of the annual interest was required to be paid beginning on or before December 31, 2017 and each year thereafter with the remaining accrued balance added to principal. Interest is to compound annually. If not sooner paid, the note matures on December 31, 2023.

The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock at the fair market value of such units or shares at the time of issuance.

The outstanding principal balance of this loan is $827,348 and $827,348 as of August 31, 2019 and May 31, 2019, respectively. Interest paid under this note was $8,341 and $6,256 for the three months ended August 31, 2019 and 2018, respectively.

NOTE 12 - ASSET RETIREMENT OBLIGATIONS

The following is a summary of the Company’s asset retirement obligations:

	August 31, 2019	May 31, 2019
As of beginning of period	$1,771,227	$1,676,932
Liabilities incurred	7,601	40,989
Tower decommission write-off	(28,043)	-
Accretion expense	13,018	53,306
At end of period	$1,763,803	$1,771,227

Accretion expense related to the asset retirement obligations was $13,018 and $13,252 for the three months ended August 31, 2019 and 2018, respectively.

NOTE 13 - RELATED PARTY TRANSACTIONS

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

Shared Staffing and Related Payroll Costs

The Company maintained an informal employee payroll expense sharing arrangement with Smartcomm. The Company recognized a credit offset to employee payroll costs with a corresponding charge against its outstanding liability to Smartcomm pertaining to Smartcomm's allocated share of employee payroll costs. The employee payroll cost allocations under this arrangement were determined by management based on the estimated amounts of time employees were providing services to the two companies.

Smartcomm filed for Chapter 7 bankruptcy on March 25, 2019. Therefore, for the three months ended August 31, 2019 and 2018, the employee payroll cost allocation to Smartcomm by the Company was $0 and $28,537, respectively. The Company does not anticipate engaging in such allocations in the future.

Shared Office Space

The Company shared office space with Smartcomm through March 25, 2019, at which time the Company stopped allocating a portion of the rent expense to Smartcomm. For the three months ended August 31, 2019 and 2018, the Company expensed $62,924 and $65,435, respectively, in lease payments, net of $0 and $937, respectively, which was allocated to Smartcomm.

Note Payable – Related Party

As of September 1, 2016, the Company issued a promissory note to Smartcomm in satisfaction of its obligations associated with these cash advances and expense allocations. The original principal amount of the note was $3,971,824, which matures on December 31, 2023. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty-percent (50%) of the annual interest is required to be paid beginning on or before December 31, 2017 and each year thereafter with the remaining accrued balance added to principal. Interest is to compound annually. If not sooner paid, the note matures on December 31, 2023.

The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of stock, at the fair market value of such units or shares at the time of issuance.

On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and, as such, the Company is no longer sharing expenses with Smartcomm.

For the three months ended August 31, 2019, Smartcomm advanced no additional funds and the Company made no payments. As satisfaction for a portion of this note, in April 2018 Iota Networks assumed specific license application service obligations of Smartcomm. The outstanding principal balance of this loan is $672,870 and $666,154, as of August 31, 2019 and May 31, 2019, respectively.

Guaranteed Payments and Promissory Note

The Company makes periodic disbursements of guaranteed payments to the two members of Spectrum Networks, Carole Downs and Barclay Knapp (the “Spectrum Officers” or each individually an “Spectrum Officer”). The Spectrum Officers have an understanding that they shall receive guaranteed payments as compensation. All such guaranteed payments made to the Spectrum Officers are expensed as incurred on the Company’s statement of operations. For the three months ended August 31, 2019 and 2018, the Company made guaranteed payments to the Spectrum Officers of $0 and $500,000 ($250,000 per Spectrum Officer), respectively.

The Company has an interest-bearing promissory note with a Spectrum officer, dated February 6, 2017 (“Note Payable with Officer”). At minimum, the note requires that one half of the current accrued interest be paid each year on or before year-end with the remainder of accrued interest adding to the principal of the note. Periodic payments of principal can be made without penalty. The note has a maturity date of December 31, 2023, at which time it is required to be paid in full. The Company makes periodic payments of principal and interest throughout the year. Any payments are applied first to accrued interest, and then to principal. (See Note 12 for additional disclosure about this note)

Pursuant to the agreement between the Spectrum Officers, to the extent the one Spectrum Officer received additional guaranteed payments in excess of those received by the other Spectrum Officer as of the close of the fiscal year, such excess shall not be considered a guaranteed payment. Rather the excess shall be applied as payments against the Note Payable with Officer. The payments are first applied to accrued interest and then to principal on the promissory note. For the three months ended August 31, 2019 and 2018, the Company made no principal payments on the promissory note. The balance of the Note Payable with Officer was $827,348 and $827,348 as of August 31, 2019 and May 31, 2019, respectively.

NOTE 14 - STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.0001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors shall determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights (the “Board Authorization”). The certificate of incorporation authorizes the issuance of 5,000,000 shares of Preferred Stock, none of which are issued or outstanding as of August 31, 2019 or May 31, 2019.

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

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of August 31, 2019 and May 31, 2019.

Dividends

Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of August 31, 2019, the Company had no undeclared dividends in arrears.

Equity Transactions During the Period

The following transactions affected the Company’s Stockholders’ Deficit:

Issuance of Common Stock

On June 4, 2019, the Company issued 400,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 7, 2019, the Company issued 100,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 7, 2019, the Company issued 300,000 shares of Common Stock with a fair value of $0.63 per share to a vendor for satisfaction of outstanding payables.

On June 7, 2019, the Company issued 100,000 shares of Common Stock with a fair value of $0.63 per share to an investor in connection with a convertible note payable.

On June 10, 2019, the Company issued 200,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 20, 2019, the Company issued 324,000 shares of Common Stock with a fair value of $0.67 per share to an investor as a result of the cashless exercise of 600,000 warrants.

On June 24, 2019, the Company issued 83,334 shares of Common Stock with a fair value of $0.72 per share to a consultant for services.

On June 27, 2019, the Company issued 350,000 shares of Common Stock with a fair value of $0.74 per share to a consultant for services.

On August 7, 2019, the Company issued 84,736 shares of Common Stock with a fair value of $0.38 per share as a result of the exercise of backstop warrants.

On August 21, 2019, the Company issued 50,000 shares of Common Stock with a fair value of $0.44 per share to various employees in lieu of cash for compensation.

On August 23, 2019, the Company issued 165,000 shares of Common Stock with a fair value of $0.43 per share to various employees in lieu of cash for compensation.

On August 29, 2019, the Company issued 2,000,000 shares of Common Stock with a fair value of $0.41 per share to an investor pursuant to a waiver agreement between the Company and AIP.

On August 30, 2019, the Company issued 230,000 shares of Common Stock with a fair value $0.42 per share to various employees in lieu of cash for compensation.

See Note 16 and Note 20 for disclosure of additional equity related transactions.

NOTE 15 – STOCK-BASED COMPENSATION

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

Options

The Company did not grant any options during the three months ended August 31, 2019. There were no options issued during the three months ended August 31, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2019	6,812,500	$1.02
Granted	-	-
Exercised	-	-
Expired or cancelled	-	-
Outstanding at August 31, 2019	6,812,500	$1.02

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at August 31, 2019:

		Weighted-	Weighted-
		Average	Average
Range of	Outstanding	Remaining Life	Exercise	Number
exercise prices	Options	In Years	Price	Exercisable

$0.60	1,000,000	6.65	$0.60	1,000,000
0.99	4,000,000	9.02	0.99	1,000,000
1.20	1,562,500	5.33	1.20	1,562,500
2.00	250,000	6.65	2.00	550,000
	6,812,500	7.74	$1.06	3,812,500

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 and was based on the Company’s closing stock price of $0.42 as of August 31, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

Total compensation expense related to the options was $202,782 and $0 the three months ended August 31, 2019 and 2018, respectively. As of August 31, 2019, there was future compensation cost of $2,433,382 related to non-vested stock options with a recognition period from 2019 through 2022.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2019	16,501,252	$0.635
Granted	905,000	0.40
Exercised	(684,736)	0.40
Expired or cancelled	(2,868,823)	1.20
Outstanding at August 31, 2019	13,852,693	$0.52

The following table summarizes information about warrants outstanding and exercisable at August 31, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.01	555,652	4.58	$0.01	555,652
0.35	600,000	2.72	0.35	600,000
0.38	6,024,725	4.37	0.38	6,024,725
0.40	983,500	4.87	0.40	983,500
0.54	1,985,000	4.32	0.54	1,985,000
0.60	1,208,928	3.13	0.60	1,208,928
1.00	2,494,888	0.70	1.00	2,494,888
	13,852,693	3.56	$0.52	13,852,693

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

Issuances of warrants to purchase shares of the Company's common stock were as follows:

During the three months ended August 31, 2019, the Company issued a total of 905,000 warrants with an exercise price of $0.40 per share. These warrants were issued to several investors who provided financing to the Company. As a result of the issuances of these warrants, the Company recognized $310,081 of stock compensation expense for the three months ended August 31, 2019.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp is also entitled to receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s common stock yet to be determined by the Board, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. As of August 31, 2019, no options have been issued. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

On May 20, 2019, the Knapp Employment Agreement was amended, in connection with Mr. Knapp’s resignation as Chief Executive Officer, to reflect the title change from Chairman and Chief Executive Officer to Executive Chairman.

On September 12, 2019, the Knapp Employment agreement was terminated by mutual agreement of the parties. Mr. Knapp will continue as Chairman of the Company.

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

Resignation of Officers

Effective July 1, 2019, Mr. Judah Kaplan resigned as Acting Chief Financial Officer of the Company. Mr. Kaplan’s resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving as the Acting Chief Financial Officer or any disagreement with the Board of Directors of the Company or the management team. During his brief tenure as Acting Chief Financial Officer, Mr. Kaplan primarily served in a consulting capacity and Mr. DeFranco served as the chief financial and accounting officer of the Company.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the company is really just a continuation of Smartcomm, LLC’s business and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s, a related party, creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options, although no final definitive settlement terms have been agreed upon between Alcorn and Smartcomm, LLC as of the date of this filing. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will dismissed. The Company has appropriately accrued for all potential liabilities at August 31, 2019.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Veritcal”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date to be determined at a hearing to be held on November 25, 2019. The Company has appropriately accrued for all potential liabilities at August 31,2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at August 31, 2019.

Other Proceedings

The Company is currently the defendant in various smaller claims cases totaling damages of approximately $370,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

As such, the Company has appropriately accrued for all potential liabilities as of August 31, 2019.

NOTE 17 - LEASES

A lease is defined as a contract that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On June 1, 2019, the Company adopted ASC 842 and it primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

All of the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s unaudited condensed consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the Condensed Consolidated Balance Sheet as ROU assets and corresponding lease liabilities.

On June 1, 2019, the Company recognized net ROU assets of $17,221,387 and lease liabilities of approximately $19,197,202 derecognized deferred rent liabilities of approximately $1,975,000. The Company elected to not recognize ROU assets and lease liabilities arising from short-term office leases, leases with initial terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at June 1, 2019. The weighted average incremental borrowing rate applied was 10%. As of August 31, 2019, the Company’s leases had a remaining weighted average term of 5.98 years.

Rent expense amounted to approximately $1,150,000 and $1,200,000 for the three months ended August 31, 2019 and 2018, respectively.

The following table presents net lease cost and other supplemental lease information:

Three Months Ended August 31, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$1,122,612
Short term lease cost	38,960
Sublease income	-
Net lease cost	$1,161,572

Operating lease – operating cash flows (fixed payments)	$233,680
Operating lease – operating cash flows (liability reduction)	$644,619
Non-current leases – right of use assets	$16,718,780
Current liabilities – operating lease liabilities	$2,595,994
Non-current liabilities – operating lease liabilities	$15,956,589

Future minimum payments under non-cancelable leases for office and tower spaces for the remaining terms of the leases following the three months ended August 31, 2019, are as follows:

Fiscal Year	Operating Leases
2020 (excluding the three months ended August 31, 2019)	$4,509,634
2021	4,636,595
2022	4,729,117
2023	4,239,873
2024	1,464,829
After 2024	7,590,499
Total future minimum lease payments	27,170,547
Amount representing interest	(8,617,964)
Present value of net future minimum lease payments	$18,552,583

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of August 31, 2019, and May 31, 2019, the Company had approximately $31,700 and $583,500, respectively, in excess of the FDIC insured limit.

Revenues

Two customers accounted for 86% of the revenue for the three months ended August 31, 2019, as set forth below:

Customer 1	71%
Customer 2	15%

There were no concentrations of revenue for the three months ended August 31, 2018.

Accounts Receivable

Four customers accounted for 88% of the accounts receivable as of August 31, 2019, as set forth below:

Customer 1	45%
Customer 2	15%
Customer 3	13%
Customer 4	12%

Two customers accounted for 73% of the accounts receivable as of May 31, 2019, as set forth below:

Customer 1	37%
Customer 2	36%

Accounts Payable

One customer accounted for 50% and 53% of the accounts payable as of August 31, 2019 and May 31, 2019, respectively.

NOTE 19 - BUSINESS SEGMENT INFORMATION

As of August 31, 2019, the Company had four operating segments, Iota Communications, ICS, Iota Networks and Iota Holdings.

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

ICS’s net sales for the three months ended August 31, 2019 were solely derived from revenues from solar energy projects within North America.

Operating results for the business segments of the Company were as follows:

	Iota Communi- cations	ICS	Iota Networks	Iota Holdings	Total
Three Months Ended August 31, 2019
Net Sales	$-	$833,828	$37,946	$-	$871,774
Loss from operations	$(2,866,499)	$(507,928)	$(3,169,093)	$(225,883)	$(6,769,403)

Three Months Ended August 31, 2018
Net sales	$-	$-	$49,796	$-	$49,796
Loss from operations	$-	$-	$(8,538,059)	$-	$(8,538,059)

Total Assets
August 31, 2019	$345,613	$1,465,611	$26,777,616	$-	$28,588,840
May 31, 2019	$845,063	$1,471,678	$10,660,887	$-	$12,977,628

NOTE 20 – SUBSEQUENT EVENTS

On September 12, 2019, the Company and Barclay Knapp mutually agreed to terminate Mr. Knapp’s employment agreement. Pursuant to the letter agreement on September 12, 2019, Mr. Knapp continues to serve as Chairman of the Company.

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s Common Stock. And (c) a three-year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due March 31, 2020. The holder was also granted piggyback registration rights. The Company issued the 150,000 shares of restricted stock on September 25, 2019.

On October 3, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $225,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $250,000 and (b) 100,000 restricted shares of the Company’s Common Stock. The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due November 30, 2019. The holder was also granted piggyback registration rights. The Company issued the 100,000 shares of restricted stock on October 10, 2019.

On October 4, 2019, the Company entered into an Agreement and Extension with holders (collectively, “AIP”) of such notes pursuant to which the default is waived and the notes are replaced with a new secured non-convertible promissory note with a principal amount of $4,633,197 and a maturity date of April 4, 2021. In addition, the Company will issue a warrant for no more than 14,500,000 shares of the Company’s common stock with an exercise price of $0.32 per share to AIP pursuant to the Agreement and Extension.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019, any of which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and without limitation:

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

As used in this Quarterly Report, and unless otherwise indicated, the terms “Iota,” “Company,” “we,” “us,” and “our” refer to Iota Communications, Inc. (formerly known as Solbright Group, Inc.), a Delaware corporation, and our three wholly-owned subsidiaries: Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, Iota Spectrum Holdings, LLC an Arizona limited liability company (“Iota Holdings”) and Iota Spectrum Partners, LP, an Arizona limited partnership (“Iota Partners”), a wholly-owned subsidiary of Iota Holdings.

Corporate History

The Company is a wireless network carrier and a software-as-a-service (“SaaS”) company dedicated to the IoT. The Company combines long range wireless connectivity with software applications to provide commercial customers turn-key services to optimize energy efficiency, sustainability and operations for their facilities. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predictive maintenance. In order to be turn-key, our business strategy aims to develop solutions throughout all the stages within the IoT value chain in the focused Smart Buildings discipline.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) ICS and (4) Iota Holdings. Operating activities related to the parent company are classified under Iota Communications.

Iota Communications

The parent company houses activities related to primarily running the operations of the public Company. The significant expenses classified under the parent company are executive and employee salaries, stock-based compensation, commissions, professional fees, rent and interest on convertible notes.

Iota Networks

The Company re-organized its operating segments in July 2018 in conjunction with the Merger with M2M. The restructured business segment focuses on the first two stages of the IoT value chain, providing comprehensive solutions for connecting and collecting data for the customers in the Company’s focused discipline.

ICS

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

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a wholly-owned subsidiary of Iota Holdings. The purpose of Iota Partners is to own spectrum licenses that Iota Networks, LLC leases to operate its nationwide, IoT communications network. Upon approval by the FCC, Iota Networks will contribute the licenses it owns to Iota Partners in exchange for General Partnership Units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. As of the date of this report, the Company has not applied to the FCC for the right to transfer the licenses to Iota Partners.

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

Comparison of the Three Months Ended August 31, 2019 to the Three Months Ended August 31, 2018

A comparison of the Company’s operating results for the three months ended August 31, 2019 and 2018, respectively, is as follows.

Three Months Ended August 31, 2019	Iota Networks	ICS	Iota Communi- cations	Iota Holdings	Total
Net Sales	$37,945	$833,829	$-	$-	$871,774
Cost of Sales	(41,586)	865,532	-	-	823,946
Gross Profit (Loss)	79,531	(31,703)	-	-	47,828
Operating Expenses	3,248,624	476,225	2,866,499	225,883	6,817,231
Operating Income (Loss)	(3,169,093)	(507,928)	(2,866,499)	(225,883)	(6,769,403)
Other income (expenses)	(54,279)	97,890	(1,300,273)	(-)	(1,256,662)
Loss before income taxes	$(3,223,372)	$(410,038)	$(4,166,772)	$(225,883)	$(8,026,065)

Three Months Ended August 31, 2018	Iota Networks	ICS	Iota Communi- cations	Iota Holdings	Total
Net sales	$49,796	$-	$-	$-	$49,796
Cost of Sales	32,977	-	-	-	32,977
Gross Profit (Loss)	16,819	-	-	-	16,819
Operating Expenses	8,554,878	-	-	-	8,554,878
Operating Income (Loss)	(8,538,059)	-	-	-	(8,538,059)
Other income (expenses)	(5,080)	-	-	-	(5,080)
Loss before income taxes	$(8,543,139)	$-	$-	$-	$(8,543,139)

The variances between the three months ended August 31, 2019 and 2018 were as follows:

	Iota Networks	ICS	Iota Communi- cations	Iota Holdings	Total
Net sales	$(11,851)	$833,829	$-	$-	$821,978
Cost of Sales	(74,563)	865,532	-	-	790,969
Gross Profit (Loss)	62,712	(31,703)	-	-	31,009
Operating Expenses	(5,306,254)	476,225	2,866,499	225,883	(1,737,647)
Operating Income (Loss)	5,368,966	(507,928)	(2,866,499)	(225,883)	1,768,656
Other income (expenses)	(49,199)	97,890	(1,300,273)	-	(1,251,582)
Loss before income taxes	$5,319,767	$(410,038)	$(4,166,772)	$(225,883)	$517,074

Net Sales

Net sales for Iota Networks decreased by $11,851 or 24%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of a change in product mix from 2018. During the last half of fiscal 2019 the Company discontinued selling certain products. This decrease in revenue as a result of the product mix was slightly mitigated by the sale of the Company’s Network Hosting Services during the three months ended August 31, 2019

Net sales for ICS increased by $833,829, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. Approximately $833,000 is attributable to contracts pertaining to its solar engineering, procurement and construction services. At August 31, 2019, ICS had net contract assets from these contracts of $521,198.

Cost of Sales and Gross Margins

Cost of sales for Iota Networks decreased by $74,563, or 226%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Company over accruing for payments on revenue-based notes during the fourth quarter of fiscal year 2019.

Cost of sales for ICS increased by $865,532, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The total is primarily attributable to the following: (i) approximately $600,000 is a result of contract labor fees and (ii) approximately $247,000 is a result of various direct costs allocated to our various EaaS contracts.

Operating Expenses

Operating expenses for Iota Networks decreased by $5,306,254 or 62%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, primarily as a result of the following: (i) the Company reduced its workforce and renegotiated employment contracts resulting in a decrease of approximately $2.7 million in employee salaries, (ii) approximately $1.13 million in professional fees, (iii) approximately $530,000 in employee benefits due to the decrease in employees and (iv) approximately $1.4 million in application server and software costs due to the Company reducing its research and development into various products due to discontinuation.

Operating expenses for ICS increased by $476,225, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in operating expenses is primarily due to the following: (i) approximately $341,000 in salary and (ii) approximately $126,000 in employee expense reimbursement.

Operating expenses for Iota Communications increased by $2,866,499, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in operating expenses is primarily due to the following: (i) approximately $702,000 in stock-based compensation resulting from the issuance of stock options, warrants and Common Stock issued for services, (ii) approximately $622,000 in compensation costs, (iii) approximately $601,000 in professional fees, (iv) approximately $156,000 in investor relations, (v) approximately $534,000 in consulting costs and (vi) approximately $251,000 in various operating expenses.

Operating expenses for Iota Holdings increased by $225,883, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Company being created as of April 17, 2019. The increase is in operating expenses is primarily due to professional fees related to the incorporation of entity.

Other Income (Expense)

Other expense for Iota Networks increased by $49,199, or 968%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, primarily as a result of an increase in interest expense.

Other income (expense) for ICS increased by $97,890, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in other income is primarily a result of approximately $100,000 in other income due to the Company recouping an over accrual of interest in the prior year.

Other income (expense) for Iota Communications increased by $1,300,273, or 100%, for the three months ended August 31, 2019, as compared to the three months ended August 31, 2018, as a result of the Merger, which was consummated as of September 1, 2018. The increase in other expense is primarily due approximately to (i) $1.04 million in interest expenses associated with the convertible debt and notes payable outstanding as well as common stock issued to investors for inducement and (ii) approximately $159,000 in amortization of debt discount on convertible debt.

Liquidity, Financial Condition and Capital Resources

As of August 31, 2019, we had cash on hand of $281,715 and a working capital deficiency of $28,906,636, as compared to cash on hand of $788,502 and a working capital deficiency of $23,528,010 as of May 31, 2019.

Going Concern

The unaudited condensed consolidated financial statements contained in this Quarterly Report have been prepared assuming that the Company will continue as a going concern. The Company has accumulated losses from inception through the period ended August 31, 2019 of approximately $127 million, as well as negative cash flows from operating activities. Presently, the Company does not have sufficient cash resources to meet its debt obligations in the twelve months following the date of this Quarterly Report. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance the capital requirements of the Company, as well as general and administrative expenses. There can be no assurance that the Company will be successful with its fund-raising initiatives. If the Company raises additional funds through the issuance of equity, the percentage ownership of current shareholders could be reduced, and such securities might have rights, preferences or privileges senior to the rights, preferences and privileges of the Company’s common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective business endeavors or opportunities, which could significantly and materially restrict its future plans for developing its business and achieving commercial revenues. If the Company is unable to obtain the necessary capital, the Company may need to curtail or cease operations completely.

The unaudited condensed consolidated financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to obtain additional financing as may be required and ultimately to attain profitability.

The Company plans on exploring all avenues of financing options including, but not limited to, sale of the Company’s common stock, debt and/or equity financing as well as public and private offerings to fund operations for the next twelve months from the date of this report.

As of August 31, 2019, the Company was in breach of certain covenants associated with the Note Purchase and Sale Transaction with AIP. On October 4, 2019, the Company entered into an Agreement and Extension with holders (collectively, “AIP”) of such notes pursuant to which the default is waived and the notes are replaced with a new secured non-convertible promissory note with a principal amount of $4,633,197 and a maturity date of April 4, 2021. In addition, the Company will issue a warrant for no more than 14,500,000 shares of the Company’s common stock with an exercise price of $0.32 per share to AIP pursuant to the Agreement and Extension.

Working Capital Deficiency

	August 31,	May 31,
	2019	2019
Current assets	$1,799,957	$2,477,832
Current liabilities	30,706,593	26,005,842
Working capital deficiency	$(28,906,636)	$(23,528,010)

The decrease in current assets is mainly due to cash and accounts receivable which decreased by approximately $500,000 and $120,000, respectively. The increase in current liabilities is primarily due to accounts payable which increased by approximately $1.9 million and current lease liabilities which increased by approximately $2.6 million due to the Company’s adoption of ASC 842.

Cash Flows

	Three MontÏh Ended August 28,
	2019	2018
Net cash used in operating activities	$(3,246,992)	$(12,477,242)
Net cash used in investing activities	(13,800)	(39,970)
Net cash provided by financing activities	2,754,005	12,156,228
Decrease in cash	$(506,787)	$(360,984)

Operating Activities

Net cash used in operating activities was $3,246,992 for the three months ended August 31, 2019. This was primarily due to the net loss of $8,026,065, partially offset by non-cash expenses of approximately $2.3 million related to the issuance of common stock, warrants and stock-based compensation, approximately $2.2 million increase in accounts payable and accrued expenses.

Net cash used in operating activities was $12,477,242 for the three months ended August 31, 2018, primarily due to the net loss of $8,543,139 and an increase in related party receivables of approximately $5 million which was partially offset by the depreciation and amortization of fixed assets and intangible assets of approximately $255,000, an increase of accounts payable and accrued expenses of approximately $686,000.

Investing Activities

For the three months ended August 31, 2019, net cash used in investing activities, which was $13,800 was primarily attributable the purchase of property and equipment of approximately $24,000.

For the three months ended August 31, 2018, net cash used in investing activities was $39,970 from the cash outlaid for purchasing fixed assets.

Financing Activities

For the three months ended August 31, 2019, net cash provided by financing activities was $2,754,005, of which approximately $2.3 million was the proceeds from revenue-based notes and $439,000 was from the issuance of convertible notes payable.

For the three months ended August 31, 2018, net cash provided by financing activities was $12,156,228, of which $12.2 million was attributable to proceeds from revenue based notes.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended August 31, 2019 and in the notes to our financial statements included in our Current Report on Form 10-K, which includes audited financial statements for the fiscal years ended May 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Impairment of Long-Lived Assets and Right of Use Asset

The Company reviews long-lived assets, including definite-lived intangible assets and right of use assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

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

The Company enters into arrangements with end users for items which may include software license fees, services, maintenance and royalties or various combinations thereof. Revenues from software licensing are recognized in accordance with ASC Topic 606 as adopted on June 1, 2016. The application sales segment had revenues of $0 and $0 for the three months ended August 31, 2019 and 2018, respectively, from software licensing.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended August 31, 2019.

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

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectivenessof the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer andprincipal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financialreporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Registrant’s internal control over financial reporting as of August 31, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Registrant’s internal control over financial reporting as of August 31, 2019 was not effective.

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

During the quarter ended August 31, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment. During the fiscal year ended May 31, 2019, and as a result of the merger with our wholly-owned subsidiaries Iota Networks LLC we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended August31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the company is really just a continuation of Smartcomm, LLC’s business and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s, a related party, creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options, although no final definitive settlement terms have been agreed upon between Alcorn and Smartcomm, LLC as of the date of this filing. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will dismissed. The Company has appropriately accrued for all potential liabilities at August 31, 2019.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Veritcal”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date to be determined at a hearing to be held on November 25, 2019. The Company has appropriately accrued for all potential liabilities at August 31,2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at August 31, 2019.

Other Proceedings

The Company is currently the defendant in various smaller claims cases totaling damages of approximately $370,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

As such, the Company has appropriately accrued for all potential liabilities as of August 31, 2019.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 (the “Annual Report”), as filed with SEC on September 13, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below:

Equity Transactions

Issuance of Common Stock

On June 4, 2019, the Company issued 400,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 7, 2019, the Company issued 100,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 7, 2019, the Company issued 300,000 shares of Common Stock with a fair value of $0.63 per share to a vendor for satisfaction of outstanding payables.

On June 7, 2019, the Company issued 100,000 shares of Common Stock with a fair value of $0.63 per share to an investor in connection with a convertible note payable.

On June 10, 2019, the Company issued 200,000 shares of Common Stock with a fair value of $0.63 per share to a consultant for services.

On June 20, 2019, the Company issued 324,000 shares of Common Stock with a fair value of $0.67 per share to an investor as a result of the cashless exercise of 600,000 warrants.

On June 24, 2019, the Company issued 83,334 shares of Common Stock with a fair value of $0.72 per share to a consultant for services.

On June 27, 2019, the Company issued 350,000 shares of Common Stock with a fair value of $0.74 per share to a consultant for services.

On August 7, 2019, the Company issued 84,736 shares of Common Stock with a fair value of $0.38 per share as a result of the exercise of backstop warrants.

On August 21, 2019, the Company issued 50,000 shares of Common Stock with a fair value of $0.44 per share to various employees in lieu of cash for compensation.

On August 23, 2019, the Company issued 165,000 shares of Common Stock with a fair value of $0.43 per share to various employees in lieu of cash for compensation.

On August 29, 2019, the Company issued 2,000,000 shares of Common Stock with a fair value of $0.41 per share to an investor pursuant to a waiver agreement between the Company and AIP.

On August 30, 2019, the Company issued 230,000 shares of Common Stock with a fair value $0.42 per share to various employees in lieu of cash for compensation.

Issuance of Warrants

During the three months ended August 31, 2019, the Company issued a total of 905,000 warrants with an exercise price of $0.40 per share. These warrants were issued several investors who provided financing to the Company.

Convertible Debt

On August 22, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4) totaling $500,000 dollars, including $60,680 of deferred financing costs, receiving net proceeds of $439,320 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of August 22, 2020. The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.00 per share.

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s Common Stock. And (c) a three-year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due March 31, 2020. The holder was also granted piggyback registration rights. As of the date of this Report the Company has yet to issue the restricted shares. The Company issued the 150,000 shares of restricted stock on September 25, 2019.

On October 3, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $225,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $250,000 and (b) 100,000 restricted shares of the Company’s Common Stock. The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due November 30, 2019. The holder was also granted piggyback registration rights. The Company issued the 100,000 shares of restricted stock on October 10, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended August 31, 2019, the Company entered into a Waiver and Agreement with holders (collectively, “AIP”) of certain convertible senior secured collateralized convertible notes of the Company pursuant to which the minimum enterprise value was reduced to $100,000,000 for the three months ended August, September and October 2019 as long as we achieved minimum sales of $2,000,000 in each such month, which the Company did not achieve and, as such, the waiver is in default. The noteholder agreed to purchase additional notes in the principal amount of $500,000, and we issued 2,000,000 shares of the Company’s common stock in connection with the execution of this Waiver and Agreement.

On October 4, 2019, as a result of the Company being in default of certain convertible senior secured collateralized notes the Company entered into an Agreement and Extension with holders (collectively, “AIP”) of said notes pursuant to which the default is waived and the notes are replaced with a new secured non-convertible promissory note with a principal amount of $4,633,197 and a maturity date of April 4, 2021. In addition, the Company will issue a warrant for no more than 14,500,000 shares of the Company’s common stock with an exercise price of $0.32 per share to AIP pursuant to the Agreement and Extension.

On October 3, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $225,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $250,000 and (b) 100,000 restricted shares of the Company’s Common Stock. The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due November 30, 2019. The holder was also granted piggyback registration rights. The Company issued the 100,000 shares of restricted stock on October 10, 2019.

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s Common Stock. And (c) a three-year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due March 31, 2020. The holder was also granted piggyback registration rights. The Company issued the 150,000 shares of restricted stock on September 25, 2019.

On September 12, 2019, the Company and Barclay Knapp mutually agreed to terminate Mr. Knapp’s employment agreement. Pursuant to the letter agreement on September 12, 2019, Mr. Knapp continues to serve as Chairman of the Company.

Effective July 1, 2019, Mr. Judah Kaplan resigned as Acting Chief Financial Officer of the Company. Mr. Kaplan’s resignation was not due to any matter related to the Company’s operations, policies or practices, his experiences while serving as the Acting Chief Financial Officer or any disagreement with the Board of Directors of the Company or the management team. During his brief tenure as Acting Chief Financial Officer, Mr. Kaplan primarily served in a consulting capacity and Mr. DeFranco served as the chief financial and accounting officer of the Company.

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

10.28	Agreement and Waiver, dated December 21, 2017 between the Company and AIP (incorporated by reference to Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on January 16, 2018)
10.29	Settlement Agreement and Release between the Company and SRE Holdings, LLC and Patrick Hassell (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 14, 2018)
10.30	Waiver and Extension Agreement, dated April 30, 2018, between the Company and AIP (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 15, 2018)
10.31‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.32‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.33	Note Purchase Agreement dated October 31, 2018, between the Company and AIP (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2018)
10.34	Offer to Exercise and Exchange Warrants on Schedule TO-I dated December 11, 2018 (incorporated by reference to our Current Report on Form SC TO-I filed on December 11, 2018)
10.35	Amendment #1 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 7, 2019 (incorporated by reference to our Current Report on Form SC TO-I/A filed on January 7, 2019)
10.36	Amendment #2 to the Offer to Exercise and Exchange Warrants on Schedule SC TO-I dated January 18, 2019 (incorporated by reference to our Current Report on Form SC TO-I/A filed on January 18, 2019)
10.37	Amendment No. 1 to Employment Agreement dated May 20, 2109 between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.38	Amendment No. 1 to Employment Agreement dated May 20, 2109 between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.39*	Agreement and Waiver effective March 29, 2019 between the Company and AIP.
10.40*	Agreement and Waiver effective July 31, 2019 between the Company and AIP.
10.41*	Lease dated September 6, 2019 between the Company and Tower Six Op, LP
10.42*	Securities Purchase Agreement dated September 16, 2019 between the Company and LGH Investments, LLC
10.43*	Convertible Promissory Note dated September 16, 2019 issued by the Company to LGH Investments
10.44*	Warrant dated September 16, 2019 issued by the Company to LGH Investments
10.45*	Letter Agreement dated September 12, 2019 between Barclay Knapp and the Company
10.46*	Securities Purchase Agreement by and between the Company and LGH Investments, LLC dated October 3, 2019
10.47*	Convertible Promissory Note dated October 3, 2019 issued by the Company to LGH Investments
10.48*	Agreement and Extension effective October 4, 2019 between the Company and AIP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.
‡
Employment Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOTA COMMUNICATIONS, INC.

By: /s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)
Date: October 15, 2019