Form 10-Q
period 2019-11-30
IOTA COMMUNICATIONS, INC.
filed 2020-01-22
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-27587

IOTA COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3586087
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 Hamilton Street, Suite 1010 Allentown, PA	18101
(Address of principal executive offices)	(Zip Code)

(855) 743-6478
(Registrant’s telephone number, including area code)

N/A
 (Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, a “smaller reporting company” and an “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of January 20, 2020, there were 253,892,778 shares of the registrant’s common stock outstanding.

IOTA COMMUNICATIONS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30,	May 31,
	2019	2019

ASSETS

Current Assets:
Cash	$203,675	$788,502
Accounts receivable, net of allowances for doubtful accounts of $1,007,036 and $810,132, respectively	534,404	507,345
Contract assets	171,492	435,788
Other current assets	599,349	635,746
Total Current Assets	1,508,920	2,367,381

Property and equipment, net of accumulated depreciation of $4,156,990 and $3,759,229, respectively	11,890,089	10,124,763
ROU Asset	17,926,862	-
Intangible assets, net of accumulated amortization of $18,153 and $90,750, respectively	4,423,720	286,538
Other assets	169,076	198,946

Total Assets	$35,918,667	$12,977,628

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	6,712,696	18,563,550
Payroll liability	1,200,249	1,276,333
Service obligations	97,900	331,280
Current portion of lease liabilities	1,179,155	-
Deferred revenue	303,269	228,893
Contract liabilities	205,245	188,738
Warranty reserve	150,000	313,881
Convertible debentures, net of debt discount of $1,028,192 and $312,902, respectively	905,637	4,450,296
Contingent liability	3,000,000	-
Notes payable - related party	911,459	-
Notes payable - officers	-	173,769
Notes payable, net of debt discount of $730,008 and $0, respectively	4,331,943	479,102
Total Current Liabilities	18,997,553	26,005,842

Deferred rent liability	-	1,975,815
Lease liabilities, net of current portion	17,729,382	-
Revenue-based notes, net of financing costs of $765,822 and $914,408	75,409,098	76,489,220
Long-term notes payable - related party	1,176,596	666,154
Long-term notes payable - officer	-	827,348
Asset retirement obligations	1,737,378	1,771,227

Total Liabilities	115,050,007	107,735,606

Commitments and Contingencies

Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 247,893,229 and 219,205,439 shares issued and outstanding, respectively	24,790	21,921
Additional paid-in capital	37,486,851	24,029,008
Accumulated deficit	(119,964,868)	(118,808,907)

Total Iota Communications, Inc. Deficit	(82,453,227)	(94,757,978)

Non-controlling Interest in Variable Interest Entity	3,321,887	-

Total Deficit	(79,131,340)	(94,757,978)

Total Liabilities and Deficit	$35,918,667	$12,977,628

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018

Net sales	$257,605	$835,869	$1,015,566	$885,665

Cost of sales	102,033	730,398	816,916	763,375

Gross profit	155,572	105,471	198,650	122,290

Operating expenses:
Network site expenses	1,120,412	1,656,535	2,378,103	2,827,682
Research and development	1,144	671,544	3,288	2,064,234
Selling, general and administrative	572,318	3,902,845	5,147,867	9,639,176
Depreciation and amortization	283,912	299,720	556,829	554,398
Stock based compensation	597,573	10,521,482	1,299,986	10,521,482
Gain on settlement of past due lease obligations	(11,167,962)	-	(11,167,962)	-
Total operating expenses	(8,592,603)	17,052,126	(1,781,889)	25,606,972

Income (loss) from operations	8,748,175	(16,946,655)	1,980,539	(25,484,682)

Other income (expense):
Interest expense, net	(1,897,898)	(172,242)	(3,161,077)	(177,322)
Other income (expense)	(39,384)	(33,172)	(32,867)	(33,172)

Total other income (expense)	(1,897,898)	(172,242)	(3,161,077)	(177,322)

Income (loss) before provision for income taxes	6,850,277	(17,118,897)	(1,180,538)	(25,662,004)

Provision for income taxes	-	-	-	-

Net income/(loss)	6,850,277	(17,118,897)	(1,180,538)	(25,662,004)

Net loss attributable to non-controlling interest	(24,577)	-	(24,577)	-

Net income/(loss) attributable to Iota Communications, Inc.	$6,874,854	$(17,118,897)	$(1,155,961)	$(25,662,004)

Net income/(loss) per common share - basic	$0.03	$(0.11)	$(0.01)	$(0.18)
Net income/(loss) per common share - diluted	$0.03	$(0.11)	$(0.01)	$(0.18)

Weighted average shares outstanding - basic	230,721,378	161,245,806	225,778,381	145,372,474
Weighted average shares outstanding - diluted	234,052,033	161,245,806	225,778,381	145,372,474

 The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2019
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Iota Communications, Inc.	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 1, 2019	-	$-	219,205,439	$21,921	$24,029,008	$(118,808,907)	$(94,757,978)	$-	$(94,757,978)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782	-	202,782
Stock based compensation - common stock	-	-	445,000	45	189,506	-	189,551	-	189,551
Common stock issued for the settlement of liabilities	-	-	300,000	30	188,970	-	189,000	-	189,000
Warrants issued to investors	-	-	-	-	310,081	-	310,081	-	310,081
Common stock issued for exercise of warrants	-	-	408,736	41	807	-	848	-	848
Common stock issued for inducement of convertible debt holders	-	-	2,100,000	210	882,790	-	883,000	-	883,000
Common stock issued for services	-	-	1,133,334	113	759,887	-	760,000	-	760,000
Net loss	-	-	-	-	-	(8,030,815)	(8,030,815)	-	(8,030,815)
Balance as of August 31, 2019	-	$-	223,592,509	$22,360	$26,563,831	$(126,839,722)	$(100,253,531)	$-	$(100,253,531)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782	-	202,782
Conversion of revenue based notes	-	-	-	-	410,703	-	410,703	3,322,964	3,733,667
Iota Spectrum Partners, LP limited partnership interests issued for cash	-	-	-	-	76,500	-	76,500	23,500	100,000
Common stock issued in connection with private placement, net	-	-	6,919,782	692	2,213,638	-	2,214,330	-	2,214,330
Warrants issued to investors	-	-	-	-	394,791	-	394,791	-	394,791
Common stock issued for settlement of liability	-	-	2,500,000	250	849,750	-	850,000	-	850,000
Common stock issued for purchase of Link Labs assets	-	-	12,146,241	1,214	3,764,121	-	3,765,335	-	3,765,335
Common stock issued for inducement and issuances of convertible debt holders	-	-	2,219,697	222	730,384	-	730,606	-	730,606
Common stock issued for services	-	-	515,000	52	156,448	-	156,500	-	156,500
Beneficial conversion feature on convertible debt and warrant	-	-	-	-	2,123,903	-	2,123,903	-	2,123,903
Net income (loss)	-	-	-	-	-	6,874,854	6,874,854	(24,577)	6,850,277
Balance as of November 30, 2019	-	$-	247,893,229	$24,790	$37,486,851	$(119,964,868)	$(82,453,227)	$3,321,887	$(79,131,340)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Iota Communications, Inc. Stockholders'	Non-Controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	(Deficit)
Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)	$-	$(62,528,535)

Net loss	-	-	-	-	-	(8,543,107)	(8,543,107)	-	(8,543,107)
Balance as of August 31, 2018	-	$-	129,671,679	$12,967	$-	$(71,084,609)	$(71,071,642)	$-	$(71,071,642)

Stock based compensation - stock options	-	-	-	-	202,782	-	202,782	-	202,782
Advance payments converted to members equity prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441	-	2,392,441
Distribution to M2M's former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)	-	(5,061,334)
Recapitalization under reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602	-	880,602
Warrants issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	-	15,906,864	1,591	5,965,409	-	5,967,000	-	5,967,000
Common stock issued for inducement of convertible debt holders	-	-	300,000	30	277,170	-	277,200	-	277,200
Common stock issued for services	-	-	250,000	25	82,475	-	82,500	-	82,500
Beneficial conversion feature on convertible debt and warrants	-	-	-	-	816,667	-	816,667	-	816,667
Net loss	-	-	-	-	-	(17,118,897)	(17,118,897)	-	(17,118,897)
Balance as of November 30, 2018	-	$-	196,829,076	$19,683	$9,543,142	$(88,203,506)	$(78,640,681)	$-	$(78,640,681)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC.
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	November 30, 2019	November 30, 2018
Cash flows from operating activities:
Net loss	$(1,180,538)	$(25,662,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	196,904	-
Stock based compensation - stock options	405,564	202,782
Stock based compensation - common stock	189,551	-
Loss on sale of property and equipment	311,895	36,053
Warrants issued in connection with reverse merger	-	3,992,000
Common stock issued for PPU's in connection with reverse merger	-	5,967,000
Write off of asset retirement obligation due to tower decommissioning	(69,684)	-
Loss on settlement of liabilities	146,508	-
Gain on settlement of past due lease obligations	(11,167,962)	-
Gain on lease terminations and decommissioning of towers	(1,100,435)	-
Warrants issued to investors	704,872	-
Depreciation and amortization	556,829	556,802
Amortization of debt discount and deferred finance costs	917,838	223,516
Issuance of common stock for inducement of convertible debt holders	1,613,606	277,200
Issuance of common stock for services	916,500	82,500
Issuance of common stock for the exercise of warrants	848	-
Accretion of asset retirement obligations	26,279	26,401
Amortization of financing costs (revenue based notes)	148,586	-
Provision for warranty claims	(163,881)	39,122
Non-cash lease impact	91,733	-
Changes in operating assets and liabilities:
Accounts receivable, net	(223,963)	(280,614)
Contract assets	301,714	153,155
Other current assets	36,397	(338,723)
Due from related party	-	(42,315)
Accounts payable and accrued expenses	454,983	1,770,701
Payroll liability	(76,084)	709,787
Lease liability	169,321	-
Deferred revenue	74,376	(5,746)
Deferred rent	-	106,492
Service obligations	(233,380)	-
Contract liabilities	16,507	34,439
Accrued interest on revenue-based notes	97,452	63,952

Net cash used in operating activities	(6,837,664)	(12,087,500)

Cash flows from investing activities:

Purchases of property and equipment	(33,759)	(76,575)
Purchase of note receivable - Solbright	-	(5,038,712)
Advances to Solbright	-	(827,700)
Security deposit	29,870	172,326
Cash acquired in merger	-	72,059

Net cash used in investing activities	(3,889)	(5,698,602)

Cash flows from financing activities:
Proceeds from common stock issuance	2,375,968	-
Common stock issuance costs	(161,638)	-
Proceeds from revenue based notes, net	2,407,505	14,452,871
Proceeds from convertible notes payable, net	1,964,320	2,600,616
Proceeds from note payable - officer	-	150,000
Proceeds from note payable - related party	140,000	-
Proceeds from issuance of limited partnership interests in Iota Spectrum Partners, LP	100,000	-
Payments on convertible notes	(433,197)	(69,300)
Payments on notes payable	(17,131)	(50,000)
Payment on notes payable, related party	(119,101)	(101,933)

Net cash provided by financing activities	6,256,726	16,982,254

Net decrease in cash	(584,827)	(803,848)

Cash - beginning of period	788,502	1,492,784

Cash - end of period	$203,675	$688,936

Supplemental cash flow information:
Cash paid for:
Interest	$343,667	$223,325
Income taxes	$-	$-
Non-cash investing and financing activities:
Additions to asset retirement costs	$8,774	$26,920
Non-cash distribution to M2M's former parent company	$-	$5,061,334
Common stock issued for purchase of Link Labs assets	$3,765,335	$-
Common stock issued for settlement of accounts payable	$887,692	$-
Original issue discount in connection with convertible debt issued	$118,830	$-
Deferred finance costs in connection with convertible debt issued	$85,680	$-
Debt discount in connection with restricted shares issued with convertible debt	$212,815
Beneficial conversion feature in connection with issued and Black-Scholes market value of warrants	$2,123,903	$816,667
Software acquired in connection with Link Labs acquisition	$2,610,000	$-
Intangible assets acquired in connection with Link Labs acquisition	$4,155,335	$-
Contingent liabilities incurred in connection with Link Labs asset acquisition	$(3,000,000)	$-
Note payable - related party	$911,459	$-
Fair value of revenue-based notes transferred to Iota Spectrum Partners, LP	$3,733,667	$-
Right of Use asset recorded upon adoption of ASC 842	$19,867,608	$-
Lease Liability recorded upon adoption of ASC 842	$(21,843,423)	$-
Deferred rent reclassified to ROU asset upon adoption of ASC 842	$1,975,815	$-
Advance payments converted to equity	$-	$2,392,441

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc.) (the “Parent” or “Iota Communications”), was formed in the State of Delaware on May 7, 1998. Iota Communications conducts business activities principally through its three wholly-owned subsidiaries and one consolidated variable interest entity, Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS” or “Iota Commercial Solutions”), a Delaware limited liability company, Iota Spectrum Holdings, LLC, an Arizona limited liability company (“Iota Holdings”), and Iota Spectrum Partners, LP, an Arizona limited partnership (“Iota Partners”), a consolidated variable-interest entity (collectively, the “Company”).

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

The Company is a vertically integrated wireless network carrier and software-as-a-service (“SaaS”) company dedicated to the Internet of Things (“IoT”). The Company combines long range wireless connectivity with software applications to provide commercial customers turn-key services to optimize energy efficiency, sustainability and operations for their facilities. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predictive maintenance. In order to be turn-key, our business strategy aims to bundle connectivity with data aggregation and analysis into an “as-a-service” offering with a focus on Smart Buildings and Smart Cities.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) Iota Commercial Solutions and (4) Iota Holdings. Operating activities related to the parent company are classified within Iota Communications.

Iota Communications

The parent company operations are primarily related to running the operations of the public Company. The Company re-organized its operating segments in September 2018 in conjunction with the Merger with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, rent, and interest on convertible and other notes.

Iota Networks

Iota Networks is the network and research and development segment of the business where all activities related to the development of the network and application technology are conducted.

Iota Commercial Solutions

The ICS business segment is the sales and marketing segment of our business focusing on the commercialization of applications that leverage our connectivity and analytics to reduce costs, optimize operations and advance sustainability. Data collected from sensors and other advanced end point devices as well as other external data, such as weather patterns and utility pricing, is run through a data analysis engine to yield actionable insights for our commercial customers. Additionally, ICS may act as a general contractor for energy management-related services, such as solar photovoltaic system installation and LED lighting retrofits.

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings (“Iota Partners”). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its network. Upon approval by the FCC, Iota Networks will contribute the licenses it owns to Iota Partners in exchange for General Partnership Units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. Through November 30, 2019, Iota Networks has transferred licenses representing 16,246,612 MHz-POPs, or $3,733,667 in revenue-based notes, to Iota Partners for 4,873,984 LP units. In addition, and through November 30, 2019, Iota Networks transferred licenses representing 1,922,474 MHz-POPs to Iota Partners for 576,742 GP Units. Additionally, three investors purchased a total of 30,000 LP Units for an aggregate total of $100,000. At November 30, 2019, Iota owns 11% of the outstanding LP Units resulting in a noncontrolling interest of 89%.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2019 as disclosed in our Form 10-K filed on September 13, 2019. The results of the six months ended November 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2020.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $120 million since inception, including a net loss of approximately $1.2 million for the six months ended November 30, 2019. Additionally, the Company had negative working capital of approximately $17.5 million and $23.6 million at November 30, 2019 and May 31, 2019, respectively, and has negative cash flows from operations of approximately $6.8 million for the six months ended November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company believes it can raise additional capital to meet its short-term cash requirements, including an equity raise and debt funding from third parties.

Subsequent to November 30, 2019, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds of $1,620,767, net of $128,078 in equity issuance fees. The cumulative equity raise under the September 23, 2019 private placement offering through the date of this report is $3,835,097, net of $289,926 in equity issuance fees. In addition, and subsequent to November 30, 2019, there were 48,158,215 MHz-POPs transferred to Iota Partners, from Iota Networks, resulting in the termination of $11,076,435 of revenue-based notes. The MHz-POPs transferred represent 14,447,465 LP Units. As of the date of this report, the Company owns 3% of the outstanding LP Units of Iota Partners with a corresponding non-controlling interest of 97%. On December 20, 2019, the Company entered into a secured non-convertible note with AIP totaling $1,400,000, with a maturity date of June 20, 2020. The principal on the note bears an interest rate of LIBOR + 10% per annum, which, along with required monthly principal payments of $50,000, is payable monthly. On January 16, 2020, the Company entered into a Promissory Note in the principal amount of $320,000. The principal bears interest at 3% per annum and has a maturity date of February 29, 2020. As an inducement to enter into the Note, the Company will issue 1,000,000 shares of the Company’s common stock to the buyer (See Note 21).

Although no assurances can be given as to the Company’s ability to deliver on its revenue or capital raise plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern.  However, management cannot guarantee any potential equity or debt financing will be available on favorable terms. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through January 21, 2021. As such, management does not believe they have sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Iota Communications, its three wholly owned subsidiaries, Iota Networks, ICS, and Iota Holdings, and Iota Partners, a variable interest entity controlled by the Company. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

The following reclassifications have been made to conform the prior period data to the current presentation: (i) for the fiscal year ended May 31, 2019, $110,451 was reclassed from Other Current Assets to Other Assets on the consolidated balance sheet, (ii) for the three and six months ended November 30, 2018, we renamed “Network related costs” on the consolidated statement of operations to “Network site expenses”, (iii) for the six months ended November 30, 2019, $38,719 was reclassed from Interest income to Interest expense, net, (iv) for the three and six months ended November 30, 2018, $403,508 and $782,523, respectively, was reclassed from Network site expense to Research and development, and (v) for the three and six months ended November 30, 2018, $(33,172) was reclassed from Other income (expense) to Selling, general and administrative.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited consolidated financial statements. Significant estimates include revenue recognition, the allowance for doubtful accounts, the useful life of property and equipment, valuation of long-lived assets for impairment, deferred tax asset and valuation allowance, accounting for variable interest entities, and assumptions used in Black-Scholes-Merton, or BSM, valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Noncontrolling Interests in Consolidated Financial Statements

The Company follows Accounting Standards Codification (“ASC”) Topic 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. This statement clarifies that a noncontrolling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited consolidated financial statements. It also requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributed to the parent and to the noncontrolling interest. In accordance with ASC Topic 810-10-45-21, the losses attributable to the parent and the noncontrolling interest in subsidiary may exceed the parent’s interest in the subsidiary’s equity. The excess and any further losses attributable to the parent and the noncontrolling interest shall be attributable to those interests even if that attribution results in a deficit of noncontrolling interest balance. As of November 30, 2019 and May 31, 2019, the Company reflected a noncontrolling interest of $3,321,887 and $0 in connection with its variable interest entity, Iota Partners, as reflected in the accompanying November 30, 2019 unaudited consolidated balance sheet and May 31, 2019 consolidated balance sheet, respectively.

Variable Interest Entities

The Company follows ASC Topic 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”). VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of the VIE due to changes in facts and circumstances.

The Company currently consolidates one VIE, Iota Partners, as of November 30, 2019. The Company is the primary beneficiary due to its ability to direct the activities of Iota Partners through its wholly owned subsidiary, Iota Holdings.

Revenue

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning June 1, 2016. The Company did not record a retrospective adjustment upon adoption, and instead opted to apply the full retrospective method for all customer contracts.

As part of ASC Topic 606, the Company adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

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

For purposes of this presentation, activities related to the Company’s wireless network carrier and application technology segment are classified under Iota Networks, activities related to the Company’s Energy as a Service “EaaS” subscriptions and solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings.

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained an FCC spectrum license from other service providers. Additionally, owners of granted, but not yet operational, licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully-constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee and Iota Networks charges an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network. For the purposes of clarification, these spectrum licenses are not part of the Iota Partners spectrum pool.

The Company has determined there are three performance obligations related to the Network Hosting Services agreements. The first performance obligation arises from the services related to obtaining FCC license perfection; the second performance obligation arises from maintaining the license in compliance with regulatory affairs, and the third performance obligation arises from the services related to acting as a future sales or lease agent for the customer. Given the nature of the service in the first performance obligation, Iota Networks recognizes revenue from the upfront fees at the point in time that the license is perfected. Iota Networks recognizes the annual fee revenue related to the second performance obligation ratably over the contract term as the services are transferred to and performed for the customer. Pursuant to its Network Hosting Services agreements, Iota Networks also derives revenues from annual renewal fees from its customers for the purpose of covering costs associated with maintaining and operating the customer licenses. Annual renewal fee revenue is recognized ratably over the renewal period as the services are performed. The third performance obligation is for future possible services and is recognized when and if the performance obligation is satisfied.

Iota Commercial Solutions

ICS derives revenues through both Energy as a Service (“EaaS”) recurring subscriptions and solar energy, LED lighting, and HVAC implementation services. Revenues for EaaS offerings sold on a subscription basis are generally recognized ratably over the contract term commencing with the date the service is made available to customers. Revenues from the sale of hardware products are generally recognized upon delivery of the hardware product to the customer provided all other revenue recognition criteria are satisfied. Sales of services are recognized as the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is completed under ASC Topic 606.

Most ICS customer contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore is, not distinct. Payment is generally due within 30 to 45 days of invoicing. There is no financing or variable component. ICS serves as the principal in its customer contracts.

ICS recognizes solar panel and LED lighting system design, construction, and installation services revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. ICS has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. ICS recognizes revenue on these contracts using the cost to cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage of completion method (an input method) is the most accurate depiction of ICS’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. ICS has recorded a loss reserve on contract assets of $0 as of November 30, 2019 and $71,624 as of May 31, 2019.

The nature of ICS’s solar panel and LED lighting system design, construction, and installation services contracts gives rise to several types of variable consideration, including claims and unpriced change orders. ICS recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. ICS estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the revenue amount. Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in ICS’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

Change orders are modifications of an original contract. Either ICS or its customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. ICS evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes, or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the customer before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the customer. If ICS is having difficulties in renegotiating the change order, it will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors. ICS has recognized a warranty reserve of approximately $150,000 as of November 30, 2019, and approximately $314,000 as of May 31, 2019.

ICS’s remaining unsatisfied performance obligations as of November 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. ICS had $1,455,771 in remaining unsatisfied performance obligations as of November 30, 2019. ICS expects to satisfy its remaining unsatisfied performance obligations as of November 30, 2019 over the following twelve months. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm; cancellations, deferrals, or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Disaggregated Revenues

Revenue consists of the following by service offering for the six months ended November 30, 2019:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(a)	Total
$833,182	$156,506	$25,878	$1,015,566

Revenue consists of the following by service offering for the six months ended November 30, 2018:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(a)	Total
$775,500	$104,913	$5,252	$885,665

Revenue consists of the following by service offering for the three months ended November 30, 2019:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(a)	Total

$117,910	$129,067	$10,628	$257,605

  Revenue consists of the following by service offering for the three months ended November 30, 2018:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(a)	Total
$772,570	$58,047	$5,252	$835,869

(a)           Included in Iota Commercial Solutions segment
(b)           Included in Iota Networks segment

Cash

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2019 and May 31, 2019.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of November 30, 2019, and May 31, 2019, the Company’s allowance for doubtful accounts was $1,007,036 and $810,132, respectively.

Other receivables are included in other assets on the balance sheet and include amounts due under the various Iota Networks programs including Network Hosting, Spectrum Partners, and Reservation Programs services (See Note 10).

Contract Assets

The Company records capitalized job costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. At November 30, 2019 and May 31, 2019, the Company had $171,492 and $435,788, respectively, of contract assets.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to fifteen years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

All network site setup costs are capitalized as construction-in-progress ("CIP"), as incurred. As tower and billboard sites become operational and are placed in service as radios are installed, the Company transfers site specific CIP to capitalized tower and billboard site equipment costs and begins to depreciate those assets on a straight-line basis over ten years. Network equipment costs for hardware are capitalized, as incurred, and depreciated on a straight-line basis over five years. Furniture, fixtures, and equipment are capitalized at cost and depreciated on a straight-line basis over useful lives ranging from five to seven years. Software costs are capitalized at cost and depreciated on a straight-line basis over three to five years.

Maintenance and repairs are charged to expense as incurred. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Software Development Costs

The Company is developing application platforms that will utilize the spectrum network and other leased network availability, to provide solutions for customers. The Company follows the guidance of ASC Topic 985-20, Costs of software to be sold, leased, or marketed, which calls for the expense of costs until technical feasibility is established. Any costs the Company had incurred during planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications are expensed as incurred. Once technical feasibility of the product has been established, the Company capitalizes the costs until the product is available for general release to customers. The capitalized costs are amortized on a product-by-product basis over the estimated economic life of the product. When conditions indicate a potential impairment, the Company compares the unamortized capitalized costs to the estimated net realizable value, and if the unamortized costs are greater than the expected future revenues, the excess is written down to the net realizable value.

On November 15, 2019, the Company entered into an asset purchase agreement with Link Labs, Inc. to purchase certain assets, including and not limited to, all work product, know-how, work in process, developments, and deliverables related to Iota Link and the Conductor system, as well as certain software, including source code that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90 and 101 spectrum for bi-directional wireless data transmission including the Conductor platform modified for provisioning and managing the Iota Link system and related intellectual property (See Note 3).

As of November 30, 2019, Iota Link and the Conductor system have reached technological feasibility and as such appropriate costs have been capitalized.

As of November 30, 2019, there were no other software or related products that have reached technical feasibility. For the three and six months ending November 30, 2019 and 2018, approximately $1,144 and $3,288 and $403,509 and $782,524, respectively, in software development costs have been expensed within research and development costs in the statement of operations.

Impairment of Long-Lived Assets and Right of Use Asset

The Company reviews long-lived assets, including definite-lived intangible assets and right of use (“ROU”) lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the six months ending November 30, 2019 and 2018, there were no impairment losses recognized for long-lived assets.

Leases

Leases in which the Company is the lessee include leases of office facilities, office equipment, and tower and billboard space. All of the Company’s leases are classified as operating leases.

The Company is obligated under certain lease agreements for office space and office equipment with lease terms expiring on various dates from 2019 through 2022.

The Company leases tower and billboard space in various geographic locations across the United States, upon and through which its spectrum network is being developed. Generally, these leases are for an initial five-year term with annual lease rate escalations of approximately 3%. With limited exceptions, the leases provide anywhere from one to as many as five, 5-year options to extend. Most of these leases require the Company to restore the towers and billboards to their original pre-lease condition, which creates asset retirement obligations (see Note 13).

In accordance with ASC Topic 842, Leases, and upon its adoption by the Company on June 1, 2019, the Company recognized right of use assets and corresponding lease liabilities on its unaudited condensed consolidated balance sheet for its operating lease agreements. The Company elected the package of practical expedients for its operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. See Note 17 - Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and required disclosures.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Definite lived intangible assets are amortized over the estimated life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the six months ended November 30, 2019, the Company had no impairment losses relating to its intangible assets (See Note 6).

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for “Accounting for Derivative Instruments and Hedging Activities”, ASC Topic 815.

ASC Topic 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

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

ASC Topic 815-40 provides that, among other things, generally if an event is not within the entity’s control, or could require net cash settlement, then the contract shall be classified as an asset or a liability.

Contingent Liability

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc. Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the Purchase Agreement terms and subject to the conditions set forth therein, for consideration totaling $6,765,335 in cash and stock. Through November 30, 2019, the first of these closings had occurred for consideration totaling $3,765,335. The contingent obligation for the second and third closings, totaling $3,000,000, has been accrued on the Company’s unaudited consolidated balance sheet at November 30, 2019 as a contingent liability (See Note 3).

Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with authoritative guidance that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. An asset retirement obligation is defined as a legal obligation associated with the retirement of tangible long-lived assets in which the timing and/or method of settlement may or may not be conditional on a future event that may or may not be within the control of the Company. When the liability is initially recorded, the Company capitalizes the estimated cost of retiring the asset as part of the carrying amount of the related long-lived asset. The Company estimates the fair value of its asset retirement obligations based on the discounting of expected cash flows using various estimates, assumptions, and judgments regarding certain factors such as the existence of a legal obligation for an asset retirement obligation; estimated amounts and timing of settlements; the credit-adjusted risk-free rate to be used; and inflation rates.

The asset retirement obligations of the Company are associated with leases for its tower and billboard site locations. For purposes of estimating its asset retirement obligations, the Company assumes all lease extension options will be exercised for the tower and billboard site locations, consequently resulting in measurement periods of 5 - 30 years. Accretion associated with asset retirement costs is recognized over the full term of the respective leases, including extension options.

Deferred Rent

The Company recognizes escalating rent provisions on a straight-line basis over the corresponding lease term. Prior to its adoption of ASC Topic 842, and for leases associated with its tower and billboard site locations, the Company assumed all lease extension options would be exercised resulting in lease terms of 5 – 30 years. For leases associated with office space, the Company assumed the initial lease term, generally 5 years. A deferred rent liability is recognized for the difference between actual scheduled lease payments and the rent expense determined on a straight-line basis. On June 1, 2019, the Company adopted ASC Topic 842 – Leases, and, as such, included all unamortized deferred rent as a component of the ROU asset for the Company’s tower, billboard, and long-term office lease.

Research & Development Costs

In accordance with ASC Topic 730-10-25, research and development costs are charged to expense when incurred. Total research and development costs were $1,144 and $3,288 and $671,544 and $2,064,234 for the three and six months ended November 30, 2019 and 2018, respectively.

License Service Costs

The Company incurs costs related to providing license services to its Spectrum Partners. These costs include frequency coordination fees and FCC filing fees. Per the Company’s accounting policy, these costs are expensed as incurred and totaled $72,890 and $1,029,670 and $285,840 and $405,140 for the three and six months ended November 30, 2019 and 2018, respectively, and are recorded within selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Advertising and Marketing Costs and Deferred Finance Charges

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses were $81,570 and $250,268 and $84,77 and $201,223 for the three and six months ended November 30, 2019 and 2018, respectively.

Broker fees associated with the administration of the Spectrum Partners program are capitalized as deferred financing costs offset against the revenue-based loans. These financing costs are amortized over the initial five-year term of the Spectrum Partners program. Amortization of previously deferred financing costs was $94,671 and $148,586 and $53,915 and $104,601 for the three and six months ended November 30, 2019 and 2018, respectively, and are recorded in selling, general and administrative expenses on the unaudited condensed consolidated statements of operations.

Segment Policy

The Company’s reportable segments include Iota Networks, Iota Commercial Solutions, Iota Communications, and Iota Holdings, and are distinguished by types of service, customers, and methods used to provide services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic 820 are as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

●
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

●
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and payroll liabilities, approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes payable and convertible debentures approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all the Company’s debt, and interest payable on the notes approximates the Company’s current incremental borrowing rate. The carrying amount of lease liabilities approximates the estimated fair value for these financial instruments as management believes that such liabilities approximates the present value of the lease obligation owed over the reasonably certain term of the lease.

Net Income (Loss) Per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. All vested outstanding options and warrants are considered potential common stock. All outstanding convertible securities are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method. Since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible securities, options and warrants have also been excluded from the Company’s computation of net loss per common share for the six month period ended November 30, 2019 and the three and six month period ended November 30, 2018. For the three month period ended November 30, 2019, the if-converted method was used for the convertible securities to calculate the dilutive net income per common share.

	Three Months Ended
	November 30, 2019	November 30, 2018
Numerator:
Numerator for basic and diluted earnings (loss) per share:
Net income (loss)	$6,850,277	$(17,118,897)
Net loss attributable to noncontrolling interest	(24,577)	-
Net income (loss) applicable to Iota Communications, Inc.	$6,874,854	$(17,118,897)
Denominator:
Denominator for basic earnings (loss) per share – weighted average shares outstanding	230,721,378	161,245,806
Warrants converted to common stock	961,738	-
Shares issuable on conversion of debt	2,368,917	-
Denominator for diluted earnings (loss) per share – weighted average and assumed conversion	234,052,033	161,245,806
Net income (loss) per share:
Basic net income (loss) per share	$0.03	$(0.11)
Diluted net income (loss) per share	$0.03	$(0.11)

The following table summarizes the securities that were excluded from the diluted per share calculation because the effect of including these potential shares was anti-dilutive due to the Company’s net loss position even though the exercise price could be less than the average market price of the common shares:

	Three Months Ended
	November 30, 2019	November 30, 2018

Convertible notes	-	3,100,000
Stock options	7,812,500	7,112,500
Warrants	15,015,998	25,620,800
Potentially dilutive securities	22,828,498	35,833,300

	Six Months Ended
	November 30, 2019	November 30, 2018
Convertible notes	2,652,381	3,100,000
Stock options	7,812,500	7,112,500
Warrants	23,810,329	25,620,800
Potentially dilutive securities	34,275,210	35,833,300

Stock-based Compensation

The Company applies the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statement of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the company recognizes stock-based compensation expense equal to the grant date fair value of the stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC Topic 718. The Company uses valuation methods and assumptions to value the stock options granted to nonemployees that are in line with the process for valuing employee stock options described above.

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

The Company utilizes ASC Topic 740, Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the unaudited condensed consolidated financial statements or tax returns. The Company accounts for income taxes using the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts, using currently enacted tax rates. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

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

On June 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides several optional practical expedients in transition. The Company elected the package of practical expedients, and as such, the Company will not reassess whether expired of existing contracts are or contain a lease, will not need to reassess the lease classifications, or reassess the initial direct costs associated with expired or expiring leases. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company.

The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize ROU assets or lease liabilities, including not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office facilities and office equipment).

On June 1, 2019, the Company recognized ROU assets of $17,221,387, net of deferred rent liabilities of approximately $1,975,000, and lease liabilities of $19,197,202. During the three months ended November 30, 2019, the Company identified certain billboard leases tied to billboard sites not established at June 1, 2019, that were not recorded as part of the initial ASC Topic 842 adoption. The Company recognized additional ROU assets of $2,646,221 and lease liabilities of $2,646,221 during the three months ended November 30, 2019 (See Note 20). When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at June 1, 2019. The weighted average incremental borrowing rate utilized was 10%. The Company’s adoption of the new lease standard did not materially impact its condensed consolidated statements of operations and its statements of cash flows. No cumulative effect adjustment was recognized upon adoption as the effect was not material. See Note 17 - Leases for further discussion, including the impact on the Company’s condensed consolidated financial statements and required disclosures.

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

Except as specifically amended by the Amendment, all the other terms of the Merger Agreement remained in full force and effect.

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

As a result of the exchange of the profit participation units (“PPUs”) for the 15,824,972 shares of Iota Communications’ common stock, the Company recognized approximately $6.0 million of stock compensation expense for the period ended November 30, 2018.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $4.0 million of stock compensation expense for the period ended November 30, 2018.

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

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believed are reasonable.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets & prepaid expenses	354,955
Fixed assets, net	20,291
Security deposit	30,289
Total tangible assets	1,135,757

Assumed liabilities:
Accounts payable	2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible debentures, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	6,383,046

Net tangible assets (liabilities)	(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	210,000
Customer base	17,000
Tradenames - trademarks	510,500
Non-compete agreements	140,500
Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)(c.)	$5,249,891

a. These intangible assets have a useful life of 4 to 5 years (See Note 6). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

The primary items that generate goodwill include the value of the synergies between the acquired company and Iota Communications and the acquired assembled workforce, neither of which qualifies for recognition as an intangible asset.

b. Goodwill is the excess of the purchase price over the fair value of the underlying net assets acquired. In accordance with applicable accounting standards, goodwill is not amortized, but instead is tested for impairment at least annually or more frequently if certain indicators are present. Goodwill and intangibles are not deductible for tax purposes.

c. At May 31, 2019, the Company performed an impairment analysis on Goodwill and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit, management determined that Goodwill was impaired. The Company recorded a $5,249,891 impairment charge for the fiscal year ended May 31, 2019, to write Goodwill down to $0.

Unaudited Pro Forma Financial Information

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

Six Months Ended November 30, 2018
Net revenue	$1,731,147
Net loss	$(30,515,798)

Link Labs Asset Acquisition

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc., a Delaware corporation (“Link Labs”) and completed the first closing thereunder.

Link Labs is the creator of (i) Symphony Link, a low power, wide area wireless network platform that allows for monitoring and two-way communication with Internet of Things (“IoT”) network devices, and (ii) Conductor, which is an enterprise-grade data and network management service for use with Symphony Link.

Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for total consideration of $6,765,335 in cash and stock. The Purchased Assets consist of:

(i) All work product, know-how, work in process, developments, and deliverables related to the Iota Link system under development by Link Labs, including hardware designs, firmware, and related documentation;

(ii) All work product, know-how, work in process, developments, and deliverables related to the Conductor system associated with the Iota Link system under development by Link Labs prior to transfer of the source code to Iota Link; and

(iii) All software, including source code, as of the first closing, that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90 and 101 spectrum for bi-directional wireless data transmission (collectively, the “Iota Exclusive Business”), including the Conductor platform modified for provisioning and managing the Iota Link system, for use by the Company in furtherance of the Iota Exclusive Business (the “Purchased Software”). The assets in (i), (ii) and (iii) represent the Purchased Assets at the first closing (the “First Closing Assets”).

(iv) Termination of the existing agreements between Link Labs and the Company relating to the development, purchase, and ongoing usage and maintenance fees for Iota Link and the Conductor system supplied by Link Labs to the Company. The assets in (iv) represent the Purchased Assets to be delivered at the second closing (the “Second Closing Assets”).

(v) All improvements, developments, ideas, and inventions related to the Purchased Intellectual Property (as defined in (vi) below) through the date of the final closing (the “Final Closing Date”).

(vi) Full ownership and title to certain network technology patents of Link Labs, which constitute all patents that will be filed by or issued to Link Labs through the Final Closing Date that may be used in the Iota Exclusive Business (the “Purchased Intellectual Property”). The assets in (v) and (vi) represent the Purchased Assets to be delivered at the third and final closing (the “Final Closing Assets”).

At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock of the Company (the “Common Stock”) to Link Labs for consideration totaling $3,765,335. The Company also made a cash payment of $215,333 to Link Labs, representing a partial payment on certain overdue invoice payments.

The Company and Link Labs also entered into a Grant-Back License Agreement on the first closing date whereby, subject to the terms and conditions set forth therein, the Company granted an exclusive, world-wide, royalty free license to Link Labs for its use of the Purchased Intellectual Property. The Company has not assigned any value to the Grant-Back License as Link Labs future use, if any, is not presently known and the license does not have a readily determinable market value.

On December 31, 2019, the Company completed the first phase of the second closing which included (i) Link Labs’ provision of evidence of termination of the existing agreements (the “Termination of Agreements”) constituting the Second Closing Assets under the Purchase Agreement (which assets relate to the development, purchase, and ongoing usage and maintenance fees for Iota Link and the Conductor system supplied by Link Labs to the Company), (ii) payment of $1,000,000 in cash by the Company to Link Labs, (iii) payment of an additional $430,666 in cash to Link Labs, (representing the second and final payment of certain overdue invoice payments owed to Link Labs), and (iv) issuance of two promissory notes by the Company to Link Labs (the “Notes”), each in the principal amount of $1,000,000, with the first of such notes due on or before March 31, 2020 and the second due on or before June 30, 2020. The $1,000,000 cash payment and Notes issued are accrued as a $3,000,000 contingent liability on the Company’s unaudited consolidated balance sheet at November 30, 2019. Because the Company was unable to make the cash payments to Link Labs described in (ii) and (iii) above by the December 31, 2019 due date under the Purchase Agreement, it entered into a Side Letter Agreement with Link Labs whereby the parties agreed to break the second closing into three phases. The first phase of the second closing which involved issuance of the Notes was completed on December 31, 2019. The second phase which involved the payment of $1,000,000 to Link Labs was completed on January 3, 2020. The third and final phase of the second closing which involves payment of $430,666 to Link Labs and Link Labs’ provision of the Termination of Agreements was scheduled to be completed on January 17, 2020. Because the Company was unable to make the cash payment to Link Labs described in the third and final phase of the second closing by the January 17, 2020 due date under the Side Letter Agreement, it entered into a Second Side Letter Agreement with Link Labs whereby the parties agreed to extend the due date of the third and final phase of the second closing to January 21, 2020.

The third and final closing shall take place on the date on which the Notes have been satisfied in full which may be on or before June 30, 2020, the maturity date of the second Note. At the third and final closing, the Company will acquire the Final Closing Assets.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired as of the transaction date:

Consideration:
12,146,241 shares of Common Stock	$3,765,335
Cash payment (2)	1,000,000
Notes payable (2)	2,000,000
Total Consideration:	$6,765,335

Tangible assets acquired:
Software	$2,610,000

Intangible assets acquired:
In process research and development and Patents (1)	$4,155,335

Total assets acquired	$6,765,335

(1)
The Company assessed that the acquired in process research and development has future alternative use to the Company and its continued research and development. As such, the acquired asset was not written off upon acquisition.
(2)
As the second closing has not been completed as of November 30, 2019, the Company recorded the $1,000,000 cash payment and the $2,000,000 in notes payable as a contingent liability on the November 30, 2019, consolidated balance sheet.

The Company considered ASC Topic 805, Business Combinations, in its assessment of whether the acquisition from Link Labs constituted the acquisition of a business or an asset acquisition. ASC Topic 805-10-55-3A defines a business as an integrated set of activities and assets that is capable of being conducted and managed for the purpose of providing a return in the form of dividends, lower costs, or other economic benefits directly to investors or other owners, members, or participants. In addition, ASU 2017-01 establishes a screen to determine when a set of assets is not a business. Per this ASU, the screen requires that when substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The Company believes all the assets acquired from Link Labs can be considered a single asset as one cannot be removed without significant impact to the usability of the others. As such, the Company accounted for the Purchase Agreement as an asset acquisition.

NOTE 4 –OTHER CURRENT ASSETS

Other current assets consist of:

	November 30, 2019	May 31, 2019
Prepaid expenses	$574,371	$630,746
Prepaid inventory	24,978	5,000
Total other current assets	$599,349	$635,746

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2019	May 31, 2019
Site, tower and billboard equipment	$6,528,446	$6,678,148
Construction in progress	4,355,861	4,606,949
Software	2,610,000	-
Asset retirement costs	1,481,399	1,530,163
Network equipment	859,829	859,829
Furniture, fixtures and equipment	211,544	208,903
	16,047,079	13,883,992
Less: accumulated depreciation	(4,156,990)	(3,759,229)
Property and equipment, net	$11,890,089	$10,124,763

Total depreciation expense for the three and six months ended November 30, 2019 and 2018 was $275,143 and $539,291 and $254,045 and $511,427, respectively.

NOTE 6 - INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of November 30, 2019 and May 31, 2019:

	Useful life	November 30, 2019	May 31, 2019
In process R&D and Patents (2)(3)		$4,155,335	$-
Tradename/marks	5 years	165,900	510,500
FCC licenses (1)		114,950	114,950
Non-compete	3 years	5,688	140,500
IP/Technology	5 years	-	210,000
Customer base	5 years	-	17,000
		4,441,873	992,950
Less accumulated amortization		(18,153)	(90,750)
Less impairment charge		(-)	(615,662)
Total		$4,423,720	$286,538

(1)
While FCC licenses are issued for only a fixed time, generally ten years, such licenses are subject to renewal by the FCC. License renewals have occurred routinely and at nominal cost in the past. There are currently no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the Company’s FCC licenses. As a result, the Company has determined that the FCC licenses should be treated as an indefinite-lived intangible asset. The Company will evaluate the useful life determination for its FCC licenses each year to determine whether events and circumstances continue to support their treatment as an indefinite useful life asset.
(2)
The in-process R&D will not begin amortization until all deliverables are complete, at which time useful lives will be determined.
(3)
Patents have a useful life of 15 years.

The weighted average useful life remaining of identifiable intangible assets remaining is 9.43 years.

Amortization of identifiable intangible assets for the three and six months ended November 30, 2019 and 2018 was $9,384 and $18,153 and $45,735 and $45,735, respectively.

As of November 30, 2019, the estimated annual amortization expense for each of the next five fiscal years is approximately $600,000 per year through 2025 and approximately $1,300,000 in total for the years 2026 - 2035.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2019	May 31, 2019
Accounts payable	$5,228,933	$14,136,259
Tower and billboard rent accrual	-	2,910,483
Accrued expenses	1,483,763	1,516,808
	$6,712,696	$18,563,550

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (See Note 17). As of the date of the Collocation Agreement the Company had a past due balance of rental amounts owed to the Lessor of $11,167,962. Pursuant to the Collocation Agreement, the third-party lessor forgave the past due balance and the Company recorded a gain on settlement for the full amount which is included in operating expenses on the unaudited condensed consolidated statement of operations.

NOTE 8 – WARRANTY RESERVE

As of November 30, 2019, the Company has recognized a warranty reserve of $150,000. Warranty expense (recovery) was $(203,003) and $(163,881) and $0 and $39,122 for the three and six months ended November 30, 2019 and 2018, respectively.

The following table provides a roll forward of the Company’s warranty reserve:

Opening balance, May 31, 2019	$313,881
Accrual for warranties issued	56,436
Settlements made	-
Adjustments made	(220,317)
Ending balance, November 30, 2019	$150,000

NOTE 9 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

As of November 30, 2019, convertible debentures, net of debt discount, consist of the following amounts:

	November 30, 2019	May 31, 2019

LIBOR + 10% Convertible note payable, due October 31, 2019 – AIP	$-	$2,283,198
LIBOR + 10% Convertible note payable, due December 7, 2019 – AIP	-	1,000,000
LIBOR + 10% Convertible note payable, due May 24, 2020 – AIP	-	1,000,000
10% Convertible note payable due December 19, 2020	150,000	150,000
8% Convertible note payable due January 31, 2020	365,000	17,098
8% Convertible note payable, due March 31, 2020	125,635	-
8% Convertible note payable, due April 30, 2020	265,002	-
	$905,637	$4,450,296

The above convertible notes included debt discounts totaling $1,613,114 and $796,509 as of November 30, 2019 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $679,919 and $838,717 and $223,516 and $223,516 for the three and six months ended November 30, 2019 and 2018, respectively. The total unamortized debt discount was $1,028,192 and $312,902 at November 30, 2019 and May 31, 2019, respectively.

As of November 30, 2019, notes payable consisted of the following amounts:

	November 30, 2019	May 31, 2019

Note payable, dated October 4, 2019, with interest at LIBOR + 10%	$3,869,972	$-
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000	150,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000	100,000
Notes payable dated 2011, currently in default, at interest of 8%	74,812	74,812
Notes payable dated 2011, currently in default, at interest of 0% to 16%	67,159	84,290
Note payable, dated April 20, 2018, currently in default, with interest at 10%	50,000	50,000
Note payable, dated March 31, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000	10,000
	$4,331,943	$479,102

The above notes payable included debt discounts totaling $810,493 and $0 as of November 30, 2019 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $80,483 and $80,483 for the three and six months ended November 30, 2019. The total unamortized debt discount was $730,008 and $0 at November 30, 2019 and May 31, 2019, respectively.

Total expense related to interest for the above convertible debentures and notes payable was $1,129,107 and $2,170,450 and $15,162 and $15,162 for the three and six months ended November 30, 2019 and 2018, respectively.

Convertible Debentures Assumed in Merger

On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ common stock over the 20 trading days prior to conversion. Interest expense on this note was $3,699 and $7,500 and $3,740 and $3,740 for the three and six months ended November 30, 2019 and 2018, respectively. On June 19, 2019, the Company entered into a second amendment with the noteholder extending the maturity date to June 19, 2020. On December 19, 2019, the Company paid $150,000 in principal and $67,521 in accrued interest to satisfy the note.

Convertible Debentures and Notes Payable Issued Post-Merger

May 21, 2019

On May 21, 2019, the Company entered into a Securities Purchase Agreement (the “May Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “May Convertible Note”), (b) warrants (the “May Warrants”) to purchase 600,000 shares of the Company’s Common Stock, and (c) 100,000 restricted shares of the Company’s Common Stock (the “Shares”). On June 7, 2019, the Company issued 100,000 restricted shares of the Company’s Common Stock resulting in a charge to interest expense of $63,000 for the six months ended November 30, 2019. The Company used the net proceeds for working capital and general corporate purposes.

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

On November 29, 2019, the Company entered into an amendment in connection with the May Convertible Note. Pursuant to the amendment, the maturity date was extended to January 31, 2020 and $35,000 was added to the outstanding principal balance which the Company recorded as interest expense for the three and six months ended November 30, 2019.

The issuance of the May Convertible Note resulted in a discount totaling $165,796 related to the conversion feature and a discount from the issuance of warrants of $134,204. Total straight-line amortization of these discounts totaled $157,306 and $330,000 during the three and six months ended November 30, 2019. Total interest expense on this note was approximately $6,654 and $13,200 for the three and six months ended November 30, 2019.

September 16, 2019

On September 16, 2019, the Company entered into a Securities Purchase Agreement (the “September Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “September Convertible Note”), (b) warrants (the “September Warrants”) to purchase 600,000 shares of the Company’s Common Stock, and (c) 150,000 restricted shares of the Company’s Common Stock (the “Shares”) (the “Purchase and Sale Transaction”). On September 16, 2019, the Company issued 150,000 restricted shares of the Company’s Common Stock. The Company used the net proceeds for working capital and general corporate purposes.

The September Convertible Note has a principal balance of $330,000 (taking into consideration a $30,000 original issue discount received by the Buyer), and a stated maturity date of March 31, 2020. Upon issuance of the September Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the September Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the September Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the September Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the September Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the September Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the September Convertible Note, an amount equal to 100% of the outstanding balance of the September Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the September Convertible Note, an amount equal to 120% of the outstanding balance of the September Convertible Note, plus any accrued and unpaid interest. If, while the September Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the September Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the September Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

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

The issuance of the September Convertible Note resulted in a discount from the beneficial conversion feature totaling $152,531, a discount from the issuance of warrants of $114,282 valued using the Black-Scholes Method, a discount from the issuance of restricted stock of 150,000 shares for $33,187, and a $30,000 original issue discount. Total straight-line amortization of these discounts totaled $125,635 and $125,635 during the three and six months ended November 30, 2019. Total interest expense on this note was approximately $5,500 and $5,500 for the three and six months ended November 30, 2019.

October 3, 2019

On October 3, 2019, the Company entered into a Securities Purchase Agreement (the “October Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $250,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $225,000 (the “October Convertible Note”) and (b) 100,000 restricted shares of the Company’s Common Stock (the “Shares”) (the “Purchase and Sale Transaction”). On October 3, 2019, the Company issued 100,000 restricted shares of the Company’s Common Stock. The Company used the net proceeds for working capital and general corporate purposes.

The October Convertible Note has a principal balance of $250,000 (taking into consideration a $25,000 original issue discount received by the Buyer), and a stated maturity date of April 30, 2020. Upon issuance of the September Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the October Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the October Convertible Note shall immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the October Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the October Convertible Note may be converted into shares (“Conversion Shares”) of the Company’s common stock at any time, at the option of the holder, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available out of its authorized common stock a number of shares equal to at least two times the full number of Conversion Shares. The Company may redeem the October Convertible Note, upon 10 business days’ notice to the holder, by paying the holder: (i) if the redemption is within the first 90 days after the issuance of the October Convertible Note, an amount equal to 100% of the outstanding balance of the October Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the October Convertible Note, an amount equal to 120% of the outstanding balance of the October Convertible Note, plus any accrued and unpaid interest. If, while the October Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the Buyer, then the Company will notify the holder of the October Convertible Note of such additional or more favorable term and such term, at holder’s option, shall become a part of the October Convertible Note. The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The issuance of the October Convertible Note resulted in a discount from the beneficial conversion feature totaling $70,197, a discount from the issuance of restricted stock of 100,000 shares for $34,483, and a $25,000 original issue discount. On October 13, 2019, the Company repaid the October Convertible Note in full. As a result of repayment, the total debt discount associated with the October Convertible Note was expensed at November 30, 2019. Total straight-line amortization of these discounts totaled $129,680 and $129,680 during the three and six months ended November 30, 2019. Total interest expense on this note was approximately $3,333 and $3,333 for the three and six months ended November 30, 2019.

October 29, 2019

On October 29, 2019, the Company entered into a Securities Purchase Agreement (the “Oasis Purchase Agreement”) with an “accredited investor” (the “Buyer”), pursuant to which, for a purchase price of $1,088,830, the Buyer purchased (a) a Promissory Note in the principal amount of $1,000,000 (the “Oasis Note”), (b) warrants (the “Oasis Warrants”) to purchase 3,888,679 shares of the Company’s Common Stock and (c) 969,697 restricted shares of the Company’s Common Stock (the “Shares”). On October 29, 2019, the Company issued 969,697 restricted shares of the Company’s Common Stock. The Company used the net proceeds for working capital and general corporate purposes.

The Oasis Note has a principal balance of $1,088,830 (taking into consideration a $63,830 original issue discount received by the Buyer and $25,000 in fees), and a stated maturity date of April 30, 2020. Upon issuance of the Oasis Note, a one-time interest charge of 8% was applied to the principal amount of the Oasis Note, which is also payable on maturity. Upon the occurrence of any event of default, the Oasis Note shall become immediately due and payable and the Company shall pay to the Buyer an amount equal to 135% (plus an additional 5% per each additional Event of Default) multiplied by the then outstanding entire balance of the Oasis Note (including unpaid principal and accrued interest) plus Default Interest from the date of the Event of Default, if any, plus any amounts owed to the Buyer (collectively, in the aggregate of all of the above, the “Default Amount”). Upon an Event of Default, the Buyer shall have the right at any time thereafter to convert all or any part of the Oasis Note (including without limitation, accrued and unpaid interests, Default Interest, and any other amounts owed to the Buyer under the Note) into fully paid and non-assessable shares of the Company’s Common Stock at the conversion price, which is equal to the lesser of (i) $0.50 and (ii) 50% of the lowest VWAP of the Common Stock during the thirty (30) Trading Day period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the Buyer in its sole discretion upon such conversion (the “Conversion Price”). If the Company fails to reserve a sufficient amount of shares of common stock as required or fails to issue shares of Common Stock to the Buyer upon exercise by the Buyer in accordance with the default terms the amount due upon demand will be the Default Amount multiplied by two (2). The Company has granted the holder piggyback registration rights with respect to the Conversion Shares.

The Oasis Warrants are exercisable for a period of five years from the date of issuance, at an exercise price of $0.308 per share. The Oasis Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Oasis Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the Oasis Convertible Note resulted in a discount from the beneficial conversion feature totaling $345,334, a discount from the issuance of warrants of $417,955, a discount from the issuance of restricted stock of 969,697 shares for $145,144, and $88,830 of original issue discount. Total straight-line amortization of these discounts totaled $173,437 and $173,437 during the three and six months ended November 30, 2019. Total interest expense on this note was $7,259 and $7,259 for the three and six months ended November 30, 2019.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (“AIP”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a“AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “Note Purchase and Sale Transaction”).

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

The AIP Convertible Note issued in the Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one-year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver (the “Conversion Price”). Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The Conversion Price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

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

● the Company, and each Subsidiary, delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

● each Subsidiary executed and delivered to the Security Agent (on behalf of itself and the Holder) a Guarantee, guaranteeing all the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

● the Company pledged to the Security Agent (on behalf of itself and AIP) all the shares or membership interests (as applicable) of all the Subsidiaries held by the Company; and

● certain principals of the Company executed and delivered to the Security Agent (on behalf of itself and the Holder) a Lock-Up Agreement, which provided that each such shareholder will not sell or dispose of its equity securities in the Company at any time the AIP Convertible Note is outstanding and for 60 days thereafter without the consent of the Security Agent.

In relation to this transaction, the Company recorded a debt discount related to the beneficial conversion feature and deferred finance costs totaling $288,384.

On December 7, 2018, the Company drew Convertible Note Tranche #2 (“Tranche #2”) totaling $1,000,000, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of December 7, 2019. The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #2 may be converted into shares of the Company’s common stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

On May 24, 2019, the Company drew Convertible Note Tranche #3 (“Tranche #3”) totaling $1,000,000, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the October 31, 2018 Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of May 24, 2020. The principal on Tranche #3 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #3 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

During the fiscal year ended May 31, 2019, and through the six months ended November 30, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant requirements. The following terms were changed as a result of the waiver and amendment agreements:

● Waiver was conditioned upon the following:

o One of the Company’s major vendors agreed in writing to extend the December 31, 2019, date on which the balloon payment is due to the earlier of (i) the date on which the Company raises $20 million of equity capital or (2) date of written approval by AIP to payment of such balloon payment; and

o The conversion price of AIP Convertible Notes (Tranche #1, Tranche #2, and Tranche #3) was changed from $1.50 to $1.00 per share.

● The Company agreed to issue, and the Holders agree to purchase, additional notes in the aggregate principal amount of $1,000,000 as soon as practicable.

● AIP, on behalf of the Holders, agreed that 4,000,000 shares of the AIP Global Macro Fund LP shall be restricted and non-transferable through September 30, 2019, unless the closing price of the Company’s shares of Common Stock is at or below $0.45 per share, in which case such shares become freely tradeable.

● The Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the AIP Waiver, provided the Company has satisfied the following conditions:

o AIP, on behalf of the Holders agreed that 4,000,000 shares held by AIP Global Macro Fund LP be restricted and non-transferable through September 30, 2019, unless the closing price of the Company’s shares of Common Stock is at or below $0.45 per share, in which case such shares become freely tradeable; and

o The Company may issue, and the Holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the waiver, provided the Company has satisfied the following conditions: (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10 million in the Company’s common or preferred stock.

● The Note Purchase and Sale Transaction was amended in its entirety to read as follows with respect to a monthly pay down: “Beginning May 2019, the Company will pay down the outstanding principal amount in an amount equal to $50,000 at the beginning of each month.”

● The Holders agreed to extend the maturity date for Tranches #1, #2, and #3 of the Note Purchase and Sale Transaction by six months if (i) the Company’s shares become listed on Nasdaq before the existing maturity date or (ii) the weighted average price of the Company’s shares exceeds two times the conversion price for 20 consecutive trading days, each with a daily volume of 300,000 shares or more.

In connection with the above-mentioned waiver, the Company issued 2,000,000 shares of the Company’s common stock to AIP on August 29, 2019, resulting in a charge to interest expense of $820,000 for the three and six months ended November 30, 2019.

On August 22, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4”) totaling $500,000, including $60,680 of deferred financing costs, receiving net proceeds of $439,320 against the October 31, 2018, Note Purchase Agreement with a group of noteholders (“AIP”), with a maturity date of August 22, 2020. The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s stock, $0.0001 par value per share, at any time at the option of the Holder, at a conversion price of $1.00 per share. Total straight-line amortization for this transaction amounted to $15,087 and $16,579 for the three and six months ended November 30, 2019 and is included in interest expense.

On October 4, 2019, the Company entered into a secured non-convertible note (the “AIP Replacement Note”) with AIP Global Macro Fund, L.P. for a principal amount of $4,600,000 with a maturity date of April 4, 2021. The AIP Replacement Note calls for principal payments of $50,000 per month. The outstanding principal on the note bears interest at a rate of U.S. Libor + 10% per annum. The AIP Replacement Note replaces Tranches #1, #2, #3, and #4 drawn under the Note Purchase Agreement. Due to the AIP Replacement Note not having a conversion feature and replacing the convertible tranches under the Note Purchase Agreement, the Company treated the transaction as an extinguishment of debt as per ASC Topic 470-50 Debt – Modifications and Extinguishment.

On October 4, 2019, the Company entered into an Agreement and Extension (the “Extension Agreement”) with AIP to satisfy certain covenant requirements relative to the Note Purchase Agreement. The following terms were agreed to as a result of the Extension Agreement:

●
No later than October 16, 2019, (i) the Company shall make a principal payment on the tranches stemming from the Note Purchase Agreement in the amount of $33,197 and (ii) the tranches are cancelled and replaced by the AIP Replacement Note with a principal amount of $4,600,000;

●
The Company shall issue AIP warrants to purchase up to 14,500,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (of which 4,350,000 were issued on December 18, 2019), as follows:

o
The five-day volume weighted average price of the Company’s common stock on the last trading day of each calendar month (the “VWAP”) shall be computed. If the VWAP for any month is less than the VWAP for the previous month, the Company shall issue to the Noteholders, upon written request of AIP, up to 1,450,000 new warrants for each such $0.01 decrease;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on April 4, 2020 if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on October 4, 2020, if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) on the maturity date of the AIP Replacement Note.

●
The Company issued AIP 1,000,000 shares of the Company’s common stock on October 22, 2019, with a fair value of $0.33 per share (for which the Company has determined relates to the Waiver Agreement). If the Company does not prepay the AIP Replacement Note on April 4, 2020, the Company shall issue AIP an additional 1,000,000 shares of the Company’s common stock on such date. If the Company does not prepay the AIP Replacement Note on October 4, 2020, the Company shall issue to AIP an additional 1,000,000 shares of the Company’s common stock on such date.

On December 18, 2019, the Company entered into a Waiver and Agreement (the “Waiver Agreement”) with AIP to satisfy certain covenant requirements relative to the AIP Note and obtain a waiver from the default. The following terms were agreed to as a result of the Waiver Agreement:

●
All Events of Default are waived through December 31, 2020;

●
Waiver is conditioned upon the following:

o
The Company agrees to issue 500,000 shares of its common stock to AIP;

o
The Company agrees to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share. These warrants are part of the 14,500,000 warrant pool as noted in the Extension Agreement;

o
The Company provides the following to AIP:

■
The original non-convertible security promissory note dated October 4, 2019, in the original principal amount $4,600,000 with original ink signature; and

■
Other various documents;

●
The Company agrees to issue, and AIP agrees to purchase, additional notes in the aggregate principal amount of $1,400,000 (the “Additional Notes”) with a maturity date 6 months from the date of issuance, as soon as practicable, upon the execution of the Waiver Agreement and the issuance of the common stock and warrants noted above;

●
As an inducement to purchase the Additional Notes and to compensate for the delay in up-listing, the Company agrees to issue an additional 500,000 shares of its common stock to AIP for the benefit of those investor accounts that will incur a penalty tax as a result of the delay in up-listing. In addition, the Company agrees to issue additional warrants to purchase 4,350,000 shares of the Company’s common stock, with cashless exercise rights, at an exercise price of $0.30, to AIP, which were issued on December 18, 2019..

The Company deemed the issuance of the warrants pursuant to the Waiver Agreement to purchase 4,350,000 shares of the Company’s common stock at $0.32 per share to be issued in connection with the AIP Replacement Note. As such, the Company recorded a discount from the issuance of warrants of $810,493. Total straight-line amortization of this discount totaled $80,484 for the three and six months ended November 30, 2019. Total interest expense on this note was approximately $91,626 for the three and six months ended November 30, 2019.

Total amount recorded as interest expense, including amortization of debt discount, for the above notes was $1,932,822 and $2,974,165 and $449,442 and $493,241 for the three and six months ended November 30, 2019 and 2018, respectively.

NOTE 10 – REVENUE-BASED NOTES AND ACCRUED INTEREST

Revenue based notes and accrued interest consists of the following:

	November 30, 2019	May 31, 2019
Spectrum Partners Program	$66,927,335	$68,253,496
Reservation Program	2,045,075	2,045,075
Accrued interest on Reservations Program	341,273	243,820
Solutions Pool Program	6,861,237	6,861,237
Total revenue-based notes	76,174,920	77,403,628
Financing costs, unamortized	(765,822)	(914,408)
Total revenue-based notes, net	$75,409,098	$76,489,220

Spectrum Partners Program

The Company’s Spectrum Partners Program include revenue-based notes and represents a noncurrent liability of the Company, which is a component provision of its spectrum lease agreements with its licensees. The Company determined that due to the provisions of ASC Topic 470-10-25, the Company’s “significant continuing involvement in the generation of the cash flows due to the Spectrum Partners,” that the Company should record this as a debt obligation as opposed to deferred income.

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

The revenue pool consists of ten percent of the monthly recurring revenue generated from the operation of the Company's network during each fiscal quarter. Recurring network revenues are limited to revenues collected on a continuing basis for the provision of machine-to-machine communication services for the Company's network clients, and are net of all refunds of recurring revenue, including customer or reseller discounts, commissions, referral fees and/or revenue sharing arrangements. Specifically excluded revenues include: revenues from Network Hosting Services; revenues collected to construct licenses; brokerage fees and commissions; and any one-time nonrecurring revenue including set-up, installation, termination and nonrecurring services; return/restocking revenue; revenues from sales or analysis of network data; revenue from the sale or lease of devices; revenue from the sale of software licensing; and revenue from consulting services.

Allocation of revenue pool payments are to be applied in the following order of priority:

1.
First, to any outstanding loan amount until fully paid;
2.
Thereafter, to lease payments;
3.
If, however, the agreement has been terminated or not renewed before a payment is due, then such payment shall be reduced to the amount necessary to pay the loan amount.

There was no interest expense related to financing costs for this program for the three and six months ended November 30, 2019 and 2018.

Reservation Program Notes

The Company’s reservation program, initially launched in April 2017, is intended to facilitate the (i) application for FCC spectrum licenses and (ii) the build-out of FCC granted licenses and (iii) the leasing of those spectrum licenses for clients previously under contract with Smartcomm, LLC, a related party (“Smartcomm”) (the “Reservation Program”).

Pursuant to the terms of the Company’s Reservation Program, a Licensee agrees to loan funds to the Company for the purpose of constructing its spectrum licenses when granted by the FCC. The loan term is ten years with simple interest thereon at the rate of 7% per annum. Interest payments due to licensees, payable quarterly in arrears, are made from a separate reservation pool the funding of which is based on a percentage formula of monthly recurring revenue and MHz/Pops under reservation. If, or when, a license is granted and at such time that the Company certifies that license construction is complete, the outstanding loan amount is deemed to be paid in full. Thereafter, the licensee is transferred into the Spectrum Partners Program and future lease payments to the Licensees are made from the revenue pool related thereto and discussed above. If an FCC spectrum license is not granted within ten years of the effective date of the Reservation Program agreement effective date, then the outstanding loan amount and unpaid accrued interest becomes due and payable. The Company intends to convert all the Reservation Program notes to the Spectrum Program Partners revenue notes prior to expiration of the notes.

Total interest expense related to financing costs of this program was $61,925 and $97,453 and $33,347 and $64,889 for the six months ended November 30, 2019 and 2018, respectively.

Solutions Pool Program

The Company’s Solutions Pool Program, initially launched in April 2017, is intended to increase investor returns for the spectrum partner returns on their investment and enable them to receive additional funds from the pool. Pursuant to the terms of the Solutions Pool Program, a Licensee agrees to invest additional funds in the Company for the purpose of obtaining a larger revenue percentage payment as consideration for the additional funds. Payments due to Solutions Pool participants, payable quarterly in arrears, are made from the same Spectrum Partners lease pool payments on a percentage formula of the total investment in the solutions pool.

Formation of Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP

On April 17, 2019, the Company formed Iota Holdings to act as the general partner for Iota Partners, which was formed on April 24, 2019. At November 30, 2019, Iota Partners is a variable interest entity controlled by Iota Holdings. The purpose of Iota Partners is to own the spectrum licenses that Iota Networks leases to operate its nationwide IoT communications network. Iota Networks will contribute the licenses it owns to Iota Partners in exchange for general partnership units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. The limited partners will receive Iota Partners units in exchange for the licenses they contribute to Iota Partners, which they currently own and lease to Iota Networks. Iota Partners may raise additional capital by selling Iota Partners units for cash, using the proceeds to obtain additional spectrum to be attributed to those additional Iota Partners units (1 MHz-Pop per Iota Partners unit sold).

Lease payments will be made to Iota Partners out of a revenue pool consisting of 10% of the monthly recurring connectivity revenues generated by connecting devices to the Iota Networks network. Revenue Pool payments go to the limited partners only, and those payments are calculated based on the MHz-Pops of the licenses they contributed to Iota Partners. Payments are not paid to Iota Partners for the licenses that were contributed by Iota Networks. Upon a sale or liquidation of Iota Partners’ licenses or assets, all Iota Holdings and Iota Partners units share equally in those proceeds on a per unit basis.

When limited partners contribute their licenses to Iota Partners, they also transfer and extinguish their lease agreements with Iota Networks associated with those licenses. Transferring their spectrum licenses and contract rights to Iota Networks, which is subject to FCC approval, will eliminate them as liabilities from the Company’s balance sheet. Similar debt obligations from a Reservation Program can also be eliminated by trading those lease agreements, which have a loan component, to Iota Partners in exchange for Iota Partners units.

On November 5, 2019, Iota Partners, Iota Holdings, Iota Communications, Iota Networks, and the Revenue-based Note Holders (the “Exchange Investors”) entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) whereas the Exchange Investors, upon approval from the FCC, will contribute and transfer their FCC licenses to Iota Partners. Pursuant to the Exchange Agreement, the individual Exchange Investors and Iota Networks agree, that effective as of the Closing Date, each existing lease shall be fully and irrevocably terminated. As consideration for the transferred licenses, each Exchange Investor will receive one Iota Partner Unit for each MHz-POP contributed. Through November 30, 2019, Iota Networks has transferred licenses representing 16,246,612 MHz-POPs, or $3,733,667 in revenue-based notes, to Iota Partners for 4,873,984 LP units. In addition, and through November 30, 2019, Iota Networks transferred licenses representing 1,922,474 MHz-POPs to Iota Partners for 576,742 GP Units. Additionally, three investors purchased a total of 30,000 LP Units for an aggregate total of $100,000. At November 30, 2019, Iota owns 11% of the outstanding LP Units resulting in a noncontrolling interest of 89%.

There was no interest expense related to financing costs for this program for the six months ended November 30, 2019 and 2018.

Total amortization expense related to deferred financing costs was $94,672 and $148,586 and $53,915 and $104,601 for the three and six months ended November 30, 2019 and 2018, respectively.

NOTE 11 - NOTES PAYABLE TO OFFICER

Short-Term Notes Payable

In April 2019, the Company issued two demand promissory notes to an officer and a director, respectively, collectively totaling $110,726. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.89%. In April 2019, the Company issued a demand promissory note to an officer for $140,000 with a graduated annual adjusted interest rate beginning at 2.13%. In May 2019, the Company issued two additional demand promissory notes to two different officers, collectively totaling $62,500. The notes call for an interest rate of 2.74% per annum. In July 2019, the Company issued an additional on demand promissory note totaling $140,000 with an interest rate of 2.13% per annum. The outstanding principal balance of these loans is $557,237 and $173,769 as of November 30, 2019 and May 31, 2019, respectively. Interest accrued on these loans is $4,011 and $543 as of November 30, 2019 and May 31, 2019, respectively. As of November 30, 2019, the holders of the promissory notes are no longer officers, but remain directors of the Company. As such, the Company reclassed these amounts to note payable – related party on the consolidated balance sheet as of November 30, 2019 (See Note 12).

Long-Term Notes Payable

On February 6, 2017, the Company issued a new promissory note to an officer to replace three prior notes that were held by the officer, collectively totaling $950,000. Accrued interest of $60,714 under the prior notes has been added to the principal under the new note. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty percent (50%) of the annual interest was required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. If not paid sooner, the note matures on December 31, 2023. As of November 30, 2019, the Company has paid $76,906 and $42,195 towards principal and accrued interest, respectively.

The note provides for alternative payments in equity, where at the discretion of the Company, it may pay all or part of the outstanding loan balance through the issuance of shares of common stock at the fair market value of such shares at the time of issuance. As of November 30, 2019, the note holder is no longer an officer of the Company but remains the Chairman of our Board of Directors. As such, the Company reclassed the note to note payable – related party on the consolidated balance sheet as of November 30, 2019 (See Note 12).

The outstanding long-term portion of the principal balance of this loan is $510,442 and $827,348 as of November 30, 2019 and May 31, 2019, respectively. Interest paid under this note was $6,368 and $16,242 and $6,805 and $13,061 for the three and six months ended November 30, 2019 and 2018, respectively.

NOTE 12 – NOTES PAYABLE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Smartcomm Transactions and Promissory Note

The Company has engaged in transactions with Smartcomm, and its related entities, including advances of funds and allocations of shared expenses. A Director of the Company is the majority member in Smartcomm. Smartcomm License Services, LLC (“Smartcomm Services”) is a single member limited liability company wholly owned by Smartcomm.

In prior periods, the Company maintained an informal employee payroll expense sharing arrangement with Smartcomm. The Company recognized a credit offset to employee payroll costs with a corresponding charge against its outstanding liability to Smartcomm pertaining to Smartcomm's allocated share of employee payroll costs. The employee payroll cost allocations under this arrangement were determined by management based on the estimated amounts of time employees were providing services to the two companies. Smartcomm filed for Chapter 7 bankruptcy protection on March 25, 2019. Therefore, for the three and six months ended November 30, 2019 and 2018, the employee payroll cost allocation to Smartcomm by the Company was $0 and $0 and $35,807 and $64,344, respectively. The Company does not anticipate engaging in such allocations in the future.

In addition, the Company shared office space with Smartcomm through March 25, 2019, at which time the Company stopped allocating a portion of the rent expense to Smartcomm. For the three and six months ended November 30, 2019 and 2018, the Company expensed $0 and $0 and $54,614 and $109,229, respectively, in lease payments, net of $0 and $0 and $1,404 and $2,341, respectively, which was allocated to Smartcomm.

On September 1, 2016, the Company issued a promissory note to Smartcomm with an original principal balance of $3,971,824. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty percent (50%) of the annual interest is required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. If not paid sooner, the note matures on December 31, 2023. The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of common stock, at the fair market value of such shares at the time of issuance. As satisfaction for a portion of this note, in April 2018 Iota Networks assumed specific license application service obligations of Smartcomm. For the six months ended November 30, 2019, Smartcomm advanced no additional funds and the Company made no payments against the note. The outstanding principal balance of this note is $666,154 and $666,154, as of November 30, 2019 and May 31, 2019, respectively.

Guaranteed Payments to Spectrum Officers and Promissory Note

The Company made periodic disbursements of guaranteed payments to the two members of Spectrum Networks, Carole Downs and Barclay Knapp (the “Spectrum Officers” or each individually “Spectrum Officer”). The Spectrum Officers have an understanding that they shall receive guaranteed payments as compensation. All such guaranteed payments made to the Spectrum Officers are expensed as incurred on the Company’s statement of operations. For the six months ended November 30, 2019 and 2018, the Company did not make any guaranteed payments to the Spectrum Officers.

Pursuant to the agreement between the Spectrum Officers, to the extent the one Spectrum Officer received additional guaranteed payments in excess of those received by the other Spectrum Officer as of the close of the fiscal year, such excess shall not be considered a guaranteed payment. Rather the excess shall be applied as payments against the Note Payable with Officer (See Note 11 for additional disclosure about this note).

Avalton, Inc. Exchange Agreement and Promissory Note

On October 16, 2019, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Avalton, Inc. (“Avalton”), a related party. An employee of the Company is the current Chief Executive Officer of Avalton. In connection with the Company’s September 23, 2019 private placement offering, the Company requested Avalton to exchange $800,000 of debt (the “Exchanged Debt”) in exchange for shares of the Company’s common stock at $0.32 per share (the “Exchange”). As per the Exchange Agreement, the Company issued 2,500,000 shares of the Company’s common stock on October 16, 2019. As a result, the Company recorded a loss on settlement of liability of $50,000 for the three months ended November 30, 2019.

Pursuant to the Exchange, the Company is to repay the remaining $404,222 balance of the debt owed to Avalton according to the following payment schedule: (i) $50,000 on the date of the Exchange Agreement, (ii) $50,000 on November 15, 2019, (iii) $150,000 on December 15, 2019, and (iv) the balance of $154,222 on January 15, 2020. As of November 30, 2019, the outstanding balance of the debt owed to Avalton is $354,222.

NOTE 13 - ASSET RETIREMENT OBLIGATIONS

The following is a summary of the Company’s asset retirement obligations:

	November 30, 2019	May 31, 2019
Balance, beginning of period	$1,771,227	$1,676,932
Liabilities incurred	9,556	40,989
Tower decommission write-off	(69,684)	-
Accretion expense	26,279	53,306
Balance, end of period	$1,737,378	$1,771,227

Accretion expense related to the asset retirement obligations was $10,642 and $26,279 and $13,149 and $26,401 for the three and six months ended November 30, 2019 and 2018, respectively.

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

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of November 30, 2019 and May 31, 2019. Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value, and are payable quarterly in arrears in cash on the first day of March, June, September and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of November 30, 2019, the Company had no undeclared dividends in arrears.

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Purchase Shares”) and (ii) a five-year warrant to purchase twenty percent (20%) of the number of shares of Purchase Shares by such subscriber in the Offering (the “Warrants”). The Warrants have a five (5) year term (See Note 15). As of November 30, 2019, the Company has issued 6,919,782 shares of common stock and 1,383,957 warrants and has received $2,214,330 in cash proceeds, net of $161,848 in equity issuance fees, in connection with the Offering.

The Company also entered into a registration rights agreement with the subscribers of the Offering, pursuant to which the Company will be obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event no later than sixty (60) days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within ninety (90) days in the event the Commission reviews and has written comments to the Registration Statement or within ninety (90) days if the Registration Statement is subject to a full review by the SEC).

Equity Transactions During the Period

Issuance of Common Stock

During the three months ended August 31, 2019, the Company issued 445,000 shares of common stock with a range of fair values of $0.41 - $0.44 per share to various employees in lieu of cash for compensation.

 41

During the three months ended August 31, 2019, the Company issued 300,000 shares of common stock with a fair value of $0.63 per share to vendors for satisfaction of outstanding payables.

During the three months ended August 31, 2019, the Company issued 408,736 shares of common stock to investors as a result of the exercise of warrants, of which, 324,000 shares of common stock were issued as a cashless exercise with a fair value of $0.67 per share and 84,736 shares of common stock were issued with an exercise price of $0.01 per share (See Note 15).

During the three months ended August 31, 2019, the Company issued 2,100,000 shares of common stock with a range of fair values of $.041 - $0.63 per share to investors in connection with convertible notes payable.

During the three months ended August 31, 2019, the Company issued 1,133,334 shares of common stock with a range of fair values of $0.63 - $0.74 per share to consultants for services rendered.

During the three months ended November 30, 2019, the Company issued 6,919,782 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended November 30, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $0.34 per share to vendors for satisfaction of outstanding payables.

During the three months ended November 30, 2019, the Company issued 12,146,241 shares of common stock with a fair value of $0.31 per share to Link Labs, Inc. pursuant to the Purchase Agreement dated November 15, 2019 (See Note 3).

During the three months ended November 30, 2019, the Company issued 2,219,697 shares of common stock with a range of fair values of $0.31 - $0.40 per share to investors in connection with convertible notes payable.

During the three months ended November 30, 2019, the Company issued 515,000 shares of common stock with a range of fair values of $0.30 - $0.32 per share to consultants for services rendered.

See Note 16 and Note 20 for additional disclosure of equity related transactions.

NOTE 15 – STOCK-BASED COMPENSATION

The Company accounted for its stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation.

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

Options

The Company granted 1,000,000 options during the six months ended November 30, 2019. There were no options issued during the six months ended November 30, 2018.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2019	6,812,500	$1.02
Granted	1,000,000	0.41
Exercised	-	-
Expired or cancelled	-	-
Outstanding at November 30, 2019	7,812,500	$0.94

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2019:

	Outstanding	Weighted-Average Remaining Life	Weighted-Average Exercise	Number
Range of exercise prices	Options	In Years	Price	Exercisable

$0.41	1,000,000	2.96	$0.41	-
0.60	1,000,000	6.40	0.60	1,000,000
0.99	4,000,000	8.77	0.99	1,250,000
1.20	1,562,500	5.08	1.20	1,562,500
2.00	250,000	6.40	2.00	250,000
	7,812,500	6.91	$0.94	4,062,500

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The employee stock option plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to three years.

The aggregate intrinsic value totaled $0 based on the Company’s closing stock price of $0.30on November 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

On November 15, 2019, the Company granted 1,000,000 options to Brian Ray, Chief Technology Officer, in connection with his employment agreement dated November 15, 2019, with an exercise price of $0.41 per share, and a fair value of $272,836. The employment agreement calls for vesting of 250,000 options on the one-year anniversary of the agreement and the remaining options shall vest monthly on a pro-rata basis over the 36-month period following the one-year anniversary of the agreement. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.31; strike price - $0.41; expected volatility – 319.47%; risk-free interest rate – 1.75%; dividend rate – 0%; and expected term – 6.25 years.

Total compensation expense related to the options was $202,782 and $405,564 and $202,782 and $202,782 for the three and six months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, there was future compensation cost of $2,503,436 related to non-vested stock options with a recognition period from 2019 through 2023.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at May 31, 2019	16,501,252	$0.635
Granted	11,462,636	0.36
Exercised	(684,736)	0.28
Expired or cancelled	(2,868,823)	1.20
Outstanding at November 30, 2019	24,410,329	$0.44

The following table summarizes information about warrants outstanding and exercisable at November 30, 2019:

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		Average	Average
Exercise	Number	Remaining Life	Exercise	Number
Prices	Outstanding	in Years	Price	Exercisable

$0.01	555,652	4.33	$0.01	555,652
0.30	4,350,000	2.85	0.30	4,350,000
0.31	3,888,679	4.92	0.31	3,888,679
0.35	1,200,000	2.64	0.35	1,200,000
0.38	6,024,725	4.12	0.38	6,024,725
0.40	998,500	4.62	0.40	998,500
0.48	1,703,957	4.92	0.48	1,703,957
0.54	1,985,000	4.07	0.54	1,985,000
0.60	1,208,928	2.88	0.60	1,208,928
1.00	2,494,888	0.45	1.00	2,494,888
	24,410,329	3.59	$0.44	24,410,329

The expense attributed to the issuances of the warrants was recognized as they vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

On September 20, 2018, as part of a securities purchase agreement with an “accredited investor”, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants were exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the warrants was subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of the December 2018 Tender Offer Statement, the exercise price of the warrants reset to $0.3128 per share. On June 20, 2019, the Company issued 324,000 shares of common stock as a result of a cashless exercise of the warrants.

On August 7, 2019, the Company issued 84,736 shares of common stock to an investor as a result of the exercise of warrants with a fair value of $0.01 per share.

Issuances of warrants to purchase shares of the Company's common stock during the three months ending November 30, 2019 were as follows:

During the three months ended November 30, 2019, the Company issued warrants to purchase 905,000 shares of the Company’s common stock with an exercise price of $0.40 per share to several investors who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 8,853,679 shares of the Company’s common stock with a range of exercise prices of $0.30 - $0.40 per share to investors.

During the three months ended November 30, 2019, the Company issued warrants to purchase 1,383,957 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

During the three months ended November 30, 2019, the Company issued warrants to purchase 320,000 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with a consulting agreement.

As a result of the issuances of these warrants, the Company recognized $394,791 and $704,872 of stock compensation expense for the three and six months ended November 30, 2019.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement – James F. Dullinger, Chief Financial Officer

On December 9, 2019, James F. Dullinger was appointed as Chief Financial Officer of the Company, pursuant to the terms and provisions of the Employment Agreement dated December 9, 2019 (the “Dullinger Employment Agreement”) by and between the Company and Mr. Dullinger. In connection with his appointment as Chief Financial Officer, Mr. Dullinger was designated as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes.

The Dullinger Employment Agreement has an initial term of two years and is subject to automatic one-year renewals unless either party provides the other with written notice of non-renewal no less than 90 days prior to the end of the then current term. Under the Dullinger Employment Agreement, Mr. Dullinger will be paid an annual base salary of $210,000, subject to review for possible increases as determined by the Chief Executive Officer of the Company. Mr. Dullinger is also entitled to receive annual bonuses in accordance with the Company’s Annual Incentive Plan at the discretion of the Company’s Board of Directors. The target amount of his annual bonus is 50% of his annual base salary, with 25% paid in cash and 25% issued in Common Stock with the first bonus to be paid at the end of the current fiscal year.

The Dullinger Employment Agreement further provides for the issuance of stock options to Mr. Dullinger to purchase 2,000,000 shares of the Company’s Common Stock under its 2017 Equity Incentive Plan. The options are subject to a three-year vesting schedule, with 8.33% of the options vesting in 12 successive equal quarterly installments, provided Mr. Dullinger is employed by the Company on each vesting date. The exercise price for 50% of the options is $0.40, 25% are at $0.80, and 25% are at $1.20. Should either Mr. Dullinger or the Company choose not to extend the Dullinger Employment Agreement per the terms, all remaining unvested options will be canceled. The Dullinger Employment Agreement also includes provisions for paid vacation time, expense reimbursement, and participation in the Company’s group health, life, and disability programs, 401(k) savings plans, profit sharing plans, or other retirement savings plans as are made available to the Company’s other similarly situated executives.

The Dullinger Employment Agreement can be terminated voluntarily by either party upon 60 days prior written notice to the other. The Company has the right to terminate Mr. Dullinger immediately without cause and without notice if the Company pays Mr. Dullinger (i) any accrued and unpaid base salary for the unexpired notice period, (ii) any unreimbursed business expenses, and (iii) any accrued and unused paid vacation time. The Employment Agreement provides for severance benefits payable to Mr. Dullinger in the event of termination by the Company without cause or by Mr. Dullinger for good reason. If his employment is terminated by the Company without cause or if Mr. Dullinger resigns for good reason within 60 days before or within 12 months following a change in control, Mr. Dullinger will be entitled to his annual base salary (as determined on a monthly basis) for 6 months, a pro rata bonus, and reimbursement of his COBRA expenses for 6 months. In addition, all outstanding equity grants which vest over the 12 months following such termination will become fully and immediately vested. The Employment Agreement also contains customary non-solicitation and non-compete provisions that apply during the term of employment and for a period of 6 months following such employment.

Employment Agreement with Brian Ray, Chief Technology Officer

Concurrent with the first closing of the Link Labs Purchase Agreement on November 15, 2019, the Company entered into a two-year Employment Agreement with Brian Ray (the “Ray Employment Agreement”), pursuant to which he will serve as the Company’s Chief Technology Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 60 days prior to the end of the term, as it may have been extended.

Pursuant to the Ray Employment Agreement, Mr. Ray will earn an initial base annual salary of $250,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive an annual bonus in an amount of up to 50% of his base annual salary, at the Board’s discretion, based on certain provided milestones. Mr. Ray is also entitled to receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in accordance with the following schedule: (i) 250,000 on the one-year anniversary of the Ray Employment Agreement and (ii) the remaining unvested shares shall vest monthly thereafter on a pro-rata basis over the 36-month period following the one-year anniversary of the Ray Employment Agreement. Mr. Ray will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Employment Agreement with Barclay Knapp

Simultaneous with the consummation of the Merger, the Company entered into a two-year Employment Agreement with Barclay Knapp (the “Knapp Employment Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp is also entitled to receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase a number of shares of the Company’s common stock yet to be determined by the Board, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. As of November 30, 2019, no options have been issued. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

On May 20, 2019, the Knapp Employment Agreement was amended, in connection with Mr. Knapp’s resignation as Chief Executive Officer, to reflect the title change from Chairman and Chief Executive Officer to Executive Chairman.

On September 12, 2019, the Knapp Employment agreement was terminated by mutual agreement of the parties. Mr. Knapp will continue as Executive Chairman of the Company’s Board of Directors.

Employment Agreement with Terrence DeFranco

Simultaneous with the consummation of the Merger, the Company entered into a two-year Employment Agreement (the “DeFranco Employment Agreement”) with Terrence DeFranco, pursuant to which he will serve as the Company’s President and Chief Financial Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 90 days prior to the end of the term, as it may have been extended.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, a related party of the Company, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options before suit was filed. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will dismissed. On November 1, 2019, the Alcorn parties filed a motion for summary judgment claiming they are entitled to collect their judgments from the Company and defendant Carole Downs, among others, on the theories of fraudulent transfer, alter ego/corporate veil, and successor liability. The Company hired new counsel in the case to respond to the motion and file a motion to dismiss the case on the basis that the court lacks subject matter jurisdiction, due to the fact that Bankruptcy Court has not relinquished its jurisdiction over the allegedly fraudulently transferred funds. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date determined at a hearing held on November 25, 2019. At the hearing, the Court agreed to delay proceedings until May 4, 2020. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $735,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters. As such, the Company has appropriately accrued for all potential liabilities as of November 30, 2019.

NOTE 17 - LEASES

A lease is defined as a contract that conveys the right to control the use of identified tangible property for a period of time in exchange for consideration. On June 1, 2019, the Company adopted ASC Topic 842 which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including Company leases of office facilities, office equipment, and tower and billboard space.

All the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s unaudited condensed consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as ROU assets and corresponding lease liabilities.

On June 1, 2019, the Company recognized ROU assets of $17,221,387, net of deferred rent liabilities of approximately $1,975,000, and lease liabilities of $19,197,202. The Company elected to not recognize ROU assets and lease liabilities arising from short-term leases with initial lease terms of twelve months or less (deemed immaterial) on the unaudited condensed consolidated balance sheets. During the three months ended November 30, 2019, the Company identified certain billboard leases tied to billboard sites not established at June 1, 2019, that were not recorded as part of the initial ASC Topic 842 adoption calculation. The Company recognized additional ROU assets of $2,646,221 and lease liabilities of $2,646,221 during the three months ended November 30, 2019 (See Note 20).

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (the “Lessor”) of one hundred and eighty-six collocation agreements (the “Terminated License Agreements”) pursuant to which the Lessor granted the Company a license to install, operate, and maintain equipment at certain telecommunication sites owned, leased, or licensed by the Lessor. As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the Lessor of approximately $11,000,000 (the “Past Due Balance”). Pursuant to the Collocation Agreement:

●
The parties agree that the Terminated License Agreements terminated effective January 31, 2019 (the “Termination Date”);

●
As settlement for its Past Due Balance:

o
The Company paid the Lessor $1,000,000; and

o
Within twelve (12) months of the date of the Collocation Agreement, the Company shall execute one hundred eighty-six (186) new collocation agreements with the Lessor. At least one hundred sixty-six (166) of the new license agreements shall be for old sites. No more than twenty (20) of the new license agreements shall be for new sites.

Each new license agreement shall be for one term of seven years and neither party may terminate a new lease agreement during the term. The initial monthly license rent due under each of the one hundred eighty-six (186) new license agreements shall be eight hundred eighty-four dollars ($884). The monthly license rent shall be increased on the first anniversary of the Term Commencement Date thereafter by 3%.

Management deemed the Collocation Agreement to be a termination of the existing license agreements with the Lessor. As a result, the Company wrote-off $12,517,049, $12,593,786 and $1,041,245 of net ROU assets, lease liabilities and deferred rent, respectively, resulting in a gain of $1,100,435, including the gain on decommissioning of towers. In addition, and pursuant to the Collocation Agreement, the Company’s outstanding liabilities owed to the Lessor of $11,167,962 was forgiven. The gains are recorded in the statement of operations as part of selling, general and administrative expenses and gain on settlement of past due lease obligations, respectively.

On November 1, 2019, and as a result of the Collocation Agreement, the Company recognized net ROU assets and lease liabilities of $10,715,441 stemming from the new one hundred eighty-six (186) collocation agreements.

ROU assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate at June 1, 2019. The weighted average incremental borrowing rate utilized was 10%. As of November 30, 2019, the Company’s leases had a remaining weighted average term of 8.53 years.

Rent expense amounted to approximately $1,050,000 and $2,200,000 and $1,300,000 and $2,500,000 for the three and six months ended November 30, 2019 and 2018, respectively.

The following table presents net lease cost and other supplemental lease information:

	Six Months Ended November 30, 2019	Three Months Ended November 30, 2019
Lease cost
Operating lease cost (cost resulting from lease payments)	$2,089,625	$967,013
Short term lease cost	82,493	43,533
Sublease income	-	-
Net lease cost	$2,172,118	$1,010,546

Operating lease – operating cash flows (fixed payments)	$594,923	$361,243
Operating lease – operating cash flows (liability reduction)	$169,321	$(475,298)
Non-current leases – right of use assets	$17,926,862	$17,822,645
Current liabilities – operating lease liabilities	$1,179,155	$1,179,155
Non-current liabilities – operating lease liabilities	$17,729,382	$17,729,382

Future minimum payments under non-cancelable leases for the remaining terms of the leases ending after November 30, 2019, are as follows:

Fiscal Year	Operating Leases
2020 (excluding the six months ended November 30, 2019)	$1,237,312
2021	3,204,606
2022	3,301,555
2023	3,389,941
2024	3,491,534
After 2024	14,355,185
Total future minimum lease payments	28,980,133
Amount representing interest	(10,071,596)
Present value of net future minimum lease payments	$18,908,537

NOTE 18 - CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of November 30, 2019, and May 31, 2019, the Company had $0 and $583,500, respectively, in excess of the FDIC insured limit.

Revenues

Two customers accounted for 99% of the revenue for the six months ended November 30, 2019, as set forth below:

Customer 1	85%
Customer 2	14%

Two customers accounted for 55% of the revenue for the six months ended November 30, 2018, as set forth below:

Customer 1	36%
Customer 2	19%

Accounts Receivable

Three customers accounted for 65% of the accounts receivable as of November 30, 2019, as set forth below:

Customer 1	38%
Customer 2	16%
Customer 3	11%

Two customers accounted for 73% of the accounts receivable as of May 31, 2019, as set forth below:

Customer 1	37%
Customer 2	36%

Accounts Payable

Two customers accounted for 31% of the accounts payable as of November 30, 2019, as set forth below:

Customer 1	16%
Customer 2	15%

One customer accounted for 53% of the accounts payable as of May 31, 2019.

NOTE 19 - BUSINESS SEGMENT INFORMATION

The Company’s reportable segments include Iota Networks, Iota Commercial Solutions, Iota Communications, and Iota Holdings, and are distinguished by types of service, customers, and methods used to provide services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The Company evaluates performance based primarily on income (loss) from operations. The accounting policies of each of the segments are the same as those described in the Summary of Significant Accounting Policies in Note 2.

Operating results and total assetsfor the business segments of the Company were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Three Months Ended November 30, 2019
Net Sales	$-	$128,538	$129,067	$-	$257,605
Income (loss) from operations	$(1,013,958)	$(424,875)	$10,201,607	$(14,599)	$8,748,175

Six Months Ended November 30, 2019
Net Sales	$-	$859,060	$156,506	$-	$1,015,566
Income (loss) from operations	$(3,979,065)	$(830,324)	$7,030,410	$(240,482)	$1,980,539

Three Months Ended November 30, 2018
Net sales	$-	$777,822	$58,047	$-	$835,869
Loss from operations	$(12,409,125)	$(397,063)	$(4,140,467)	$-	$(16,946,655)

Six Months Ended November 30, 2018
Net sales	$-	$780,752	$104,913	$-	$885,665
Loss from operations	$(13,117,971)	$(756,291)	$(11,610,420)	$-	$(25,484,682)

Total Assets
November 30, 2019	$170,281	$1,111,312	$34,585,309	$51,765	$35,918,667
May 31, 2019	$845,063	$1,471,678	$10,660,887	$-	$12,977,628

NOTE 20 – REVISION OF PRIOR PERIOD IMMATERIAL MISSTATEMENTS

During the three months ended November 30, 2018, the Company incorrectly recorded $895,785 of Network site expense in Selling, general and administrative expense in the consolidated statements of operations. As such, the Company reclassed this amount to accurately reflect the nature of the expenses.

During the three months ended August 31, 2019, the Company did not record certain billboard leases per their lease agreements. Upon further review it was determined that these leases should be included in the Company’s implementation of ASC Topic 842 lease accounting. These leases have been recorded for the six months ended November 30, 2019.

During the nine months ended February 28, 2019, the Company incorrectly recorded $509,996 of equity issuance fees in Selling, general and administrative expense relating to the December 11, 2018 Tender Offer in the consolidated statements of operations. Upon further review, it was determined that these equity issuance fees should be recorded as a reduction of additional paid in capital. As such, the Company reclassed this amount to accurately reflect the accounting for these fees.

The following tables summarize the effects of the revisions on the financial statements for the periods reported:

	Previously
Consolidated Statements of Operations for the 3 months ended November 30, 2018	Reported	Adjustments	As Restated
Network site expense	$796,750	$859,785	$1,656,535
Selling, general and administrative	$4,762,930	$(859,785)	$3,903,145

	Previously
Consolidated Balance Sheets as of August 31, 2019	Reported	Adjustments	As Restated
ROU Assets	$16,718,780	$2,646,221	$19,365,001
Current portion of lease liabilities	$2,595,994	$137,574	$2,733,568
Lease liabilities, net of current portion	$15,956,589	$2,508,647	$18,465,236
Additional paid in capital	$27,073,827	$(509,996)	$26,563,831
Accumulated deficit	$(127,344,968)	$509,996	$(126,834,972)

	Previously
Consolidated Statements of Operations for the 3 months ended August 31, 2019	Reported	Adjustments	As Restated
Selling, general and administrative	$4,582,066	$29,363	$4,611,429
Net loss	$(8,026,065)	$(29,363)	$(8,055,428)
Basic and diluted net loss per share	$(0.04)	$0.00	$(0.04)

	Previously
Consolidated Statements of Operations for the 3 months ended February 28, 2019	Reported	Adjustments	As Restated
Selling, general and administrative	$2,883,924	$(509,996)	$2,373,928
Net loss	$(13,603,661)	$509,996	$(13,093,665)
Basic and diluted net loss per share	$(0.07)	$0.00	$(0.07)

	Previously
Consolidated Statements of Operations for the 9 months ended February 28, 2019	Reported	Adjustments	As Restated
Selling, general and administrative	$12,364,253	$(509,996)	$11,854,257
Net loss	$(40,256,330)	$509,996	$(39,746,334)
Basic and diluted net loss per share	$(0.25)	$0.01	$(0.24)

	Previously
Consolidated Balance Sheets as of February 28, 2019	Reported	Adjustments	As Restated
Additional paid in capital	$20,574,650	$(509,996)	$20,064,564
Accumulated deficit	$(102,867,832)	$509,996	$(102,357,836)

	Previously
Consolidated Statements of Operations for the year ended May 31, 2019	Reported	Adjustments	As Restated
Selling, general and administrative	$16,730,695	$(509,996)	$16,220,699
Net loss	$(56,777,401)	$509,996	$(56,267,405)
Basic and diluted net loss per share	$(0.32)	$0.00	$(0.32)

	Previously
Consolidated Balance Sheets as of May 31, 2019	Reported	Adjustments	As Restated
Additional paid in capital	$24,539,004	$(509,996)	$24,029,008
Accumulated deficit	$(119,318,903)	$509,996	$(118,808,907)

NOTE 21 – SUBSEQUENT EVENTS

Issuance of Debt

On January 16, 2020, the Company entered into a Promissory Note in the principal amount of $320,000. The principal bears interest at 3% per annum and has a maturity date of February 29, 2020. As an inducement to enter into the Note, the Company will issue 1,000,000 shares of the Company’s common stock to the buyer.

Issuance of Common Stock

On December 16, 2019, the Company issued 100,000 shares of restricted common stock with a fair value of $0.30 per share in connection with a convertible debenture.

On December 18, 2019, the Company issued 434,410 shares of common stock with a fair value of $0.01 per share as a result of the exercise of warrants.

On January 10, 2020, the Company issued 5,465,139 shares of common stock with a fair value of $0.32 to investors pursuant to the September 23, 2019, private placement offering.

Issuance of Options

On December 9, 2019, the Company granted 2,000,000 options to James F. Dullinger, Chief Financial Officer, in connection with his employment agreement dated December 9, 2019, with an exercise price as follows: (i) 1,000,000 options have an exercise price of $0.40 per share, (ii) 500,000 options have an exercise price of $0.80 per share, and (iii) 500,000 options have an exercise price of $1.20 per share.

Issuance of Warrants

During December and January 2019, the Company issued warrants to purchase 1,593,028 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

On December 18, 2019, the Company entered into a Waiver and Agreement with AIP to satisfy certain covenant requirements relative to the AIP Note (See Note 9). Pursuant to the Waiver Agreement all Events of Default relative to the AIP Note are waived through December 31, 2020. The waiver is conditioned upon (i) the Company agreeing to issue 500,000 shares of its common stock to AIP, (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance, (iv) the Company agreeing to issue an additional 500,000 shares of the Company’s common stock to AIP, and (v) the Company agreeing to issue additional warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30, to AIP.

On December 20, 2019, the Company entered into a secured non-convertible note with AIP totaling $1,400,000, with a maturity date of June 20, 2020. The principal on the note bears an interest rate of LIBOR + 10% per annum, which is also payable on maturity. As of the date of this report the Company has received $1,291,471 of principal (See Note 9). Pursuant to the Waiver Agreement described above, the Company issued warrants to purchase 4,350,000 shares of the Company's common stock with an exercise price of $0.30 per share in connection with the note.

On January 10, 2020, the Company issued warrants to purchase 5,465,139 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the October 16, 2019, Exchange Agreement.

Link Labs Acquisition

On December 31, 2019, the Company entered into a Side Letter Agreement with Link Labs whereby the parties agreed to break the second closing into three phases. On December 31, 2019, and in satisfaction of the first phase, the Company entered into two promissory notes with Link Labs for a principal amount of $1,000,000 each with a maturity date of March 31, 2020 and June 30, 2020. The principal on the notes bear interest at 1.61% per annum. On January 3, 2020, and in satisfaction of the second phase, the Company paid Link Labs $1,000,000 in cash. The third and final phase of the second closing which involves payment of $430,666 to Link Labs and Link Labs’ provision of the Termination of Agreements, was scheduled to be completed on January 17, 2020. On January 17, 2020, the Company entered into a Second Side Letter Agreement with Link Labs whereby the parties agreed to extend the due date of the third and final phase of the second closing to January 21, 2020.

Private Placement

Subsequent to November 30, 2019, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds of $1,620,767, net of $128,078 in equity issuance fees.

Spectrum Revenue Based Notes and Iota Spectrum Partners, LP Units

During January 2020, there were 48,158,215 MHz-POPs transferred to Iota Partners resulting in the termination of $11,076,435 of revenue-based notes. The MHz-POPs transferred represent 14,447,465 LP Units. As of the date of this report, Iota owns 3% of the outstanding LP Units resulting in a non-controlling interest of 97%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (the “Quarterly Report”) includes a number of forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. Those statements include statements regarding the intent, belief, or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” set forth our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks include, by way of example, and without limitation:

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
●
our ability to successfully acquire, develop, or commercialize new products and equipment;
●
intellectual property claims brought by third parties; and
●
the impact of any industry regulation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in the future operating results over time except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

As used in this Quarterly Report, and unless otherwise indicated, the terms “Iota,” “Company,” “we,” “us,” and “our” refer to Iota Communications, Inc. (formerly known as Solbright Group, Inc.), a Delaware corporation, our three wholly-owned subsidiaries: Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, Iota Spectrum Holdings, LLC (“Iota Holdings”) an Arizona limited liability company, and one consolidated variable interest entity: Iota Spectrum Partners, LP (“Iota Partners”), an Arizona limited partnership.

Corporate History

The Company is a vertically integrated wireless network carrier and a software-as-a-service (“SaaS”) company dedicated to the Internet of Things (“IoT”). The Company combines long range wireless connectivity with software applications to provide commercial customers turn-key services to optimize energy efficiency, sustainability and operations for their facilities. The Company’s value proposition is to provide turn-key services to its commercial customers, focusing on the development of IoT solutions around Smart Buildings, and its related services including energy management, asset tracking, and predictive maintenance. In order to be turn-key, our business strategy aims to bundle connectivity with data aggregation and analysis into an “as-a-service” offering with a focus on Smart Buildings and Smart Cities.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) Iota Commercial Solutions, and (4) Iota Holdings. Operating activities related to the parent company are classified within Iota Communications.

Iota Communications

The parent company operations are primarily related to running the operations of the public Company. The Company re-organized its operating segments in September 2018 in conjunction with the Merger with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, rent, and interest on convertible and other notes.

Iota Networks

Iota Networks is the network and research and development segment of the business where all activities related to the development of the network and application technology are conducted.

Iota Commercial Solutions

The ICS business segment is the sales and marketing segment of our business focusing on the commercialization of applications that leverage our connectivity and analytics to reduce costs, optimize operations, and advance sustainability. Data collected from sensors and other advanced end-point devices as well as other external data, such as weather patterns and utility pricing, is run through a data analysis engine to yield actionable insights for our commercial customers. Additionally, ICS may act as a general contractor for energy management-related services, such as solar photovoltaic system installation and LED lighting retrofits.

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings (“Iota Partners”). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its network. Upon approval by the FCC, Iota Networks will contribute the licenses it owns to Iota Partners in exchange for General Partnership Units issued to Iota Holdings, then lease back those licenses pursuant to a master lease agreement covering all licenses owned by Iota Partners. Through November 30, 2019, Iota Networks has transferred licenses representing 16,246,612 MHz-POPs, or $3,733,667 in revenue-based notes, to Iota Partners for 4,873,984 LP units. In addition, and through November 30, 2019, Iota Networks transferred licenses representing 1,922,474 MHz-POPs to Iota Partners for 576,742 GP Units. Additionally, three investors purchased a total of 30,000 LP Units for an aggregate total of $100,000. At November 30, 2019, Iota owns 11% of the outstanding LP Units resulting in a noncontrolling interest of 89%.

Recent Developments

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Purchase Shares”) and (ii) a five-year warrant to purchase twenty percent (20%) of the number of shares of Purchase Shares by such subscriber in the Offering (the “Warrants”). The Warrants have a five (5) year term (See Note 15). As of November 30, 2019, the Company has issued 6,919,782 shares of common stock and 1,383,957 warrants and has received $2,214,330 in cash proceeds, net of $161,848 in equity issuance fees, in connection with the Offering.

The Company also entered into a registration rights agreement with the subscribers of the Offering, pursuant to which the Company will be obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event no later than sixty (60) days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares underlying the Warrants for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within ninety (90) days in the event the Commission reviews and has written comments to the Registration Statement or within ninety (90) days if the Registration Statement is subject to a full review by the SEC).

We have engaged GP Nurmenkari, Inc., as our placement agent (the “Placement Agent”), to assist us in placing the Units in this Offering. The Units are being offered on a “reasonable best efforts” basis with respect to the Maximum Offering Amount, including the Over-allotment Amount.

We have agreed to pay to the Placement Agent a cash fee equal to (i) ten percent (10%) of each closing's gross proceeds from the sale of Units in the Offering to any subscriber identified by the Placement Agent, or (ii) five and 3/10 percent (5.3%) of each closing's gross proceeds from the sale of Units in the Offering to any subscriber identified by the Company (the “Broker Cash Fee”). We will also pay to the Placement Agent a non-accountable expense allowance in an amount equal to two percent (2%) of each closing’s gross proceeds from the sale of Securities in the Offering (the “Non-accountable Expense Fee”). The Broker Cash Fee and the Non-accountable Expense Fee shall be paid to the Placement Agent in cash by wire transfer from the Company at the time of each closing, and as a condition to closing, simultaneous with the distribution of funds to the Company.

In addition, at each closing, the Company will deliver to the Placement Agent (or its designees), a warrant to purchase shares of Common Stock (the “Broker Warrants”) equal, in the aggregate, to (i) ten percent (10%) of the number of share of Common Stock sold in the Offering to any subscriber identified by the Placement Agent or (ii) five and 3/10 percent (5.3%) of the number of share of Common Stock sold in the Offering to any subscriber identified by the Company, with an initial exercise price per share of Common Stock equal to $0.01. The Broker Warrants shall expire five (5) years from the date of the grant, include a net exercise provision (in the event of the resale of the shares of common stock underlying the Broker Warrants are not then registered or in the event of a sale of the Company), and include the customary anti-dilution provisions covering stock splits, dividends, mergers and similar transactions. To the extent permitted by applicable laws, all Broker Warrants shall permit unencumbered transfer to the Placement Agent’s employees and affiliates and the Broker Warrants may be issued directly to the Placement Agent’s employees and affiliates at the Placement Agent’s request.

The issuance and sale of the Purchase Shares and the Warrants (collectively, the “Securities”) was not registered under the Securities Act, and these Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The Investors represented to the Company that each was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, and that each was receiving the Securities for investment for its own account and without a view to distribute them.

Extension Agreement with AIP

On October 4, 2019, the Company entered into an Agreement and Extension (the “Extension Agreement”) with AIP to satisfy certain covenant requirements relative to the Note Purchase Agreement. The following terms were agreed to as a result of the Extension Agreement:

●
No later than October 16, 2019, (i) the Company shall make a principal payment on the tranches stemming from the Note Purchase Agreement in the amount of $33,197 and (ii) the tranches are cancelled and replaced by the AIP Replacement Note with a principal amount of $4,600,000;

●
The Company shall issue AIP warrants to purchase up to 14,500,000 shares of the Company’s common stock, (of which 4,350,000 were issued on December 18, 2019), at an exercise price of $0.32 per share as follows:

o
The five-day volume weighted average price of the Company’s common stock on the last trading day of each calendar month (the “VWAP”) shall be computed. If the VWAP for any month is less than the VWAP for the previous month, the Company shall issue to the Noteholders, upon written request of AIP, up to 1,450,000 new warrants for each such $0.01 decrease;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on April 4, 2020 if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on October 4, 2020, if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company shall issue to AIP 14,500,000 new warrants (less the amount of warrants previously issued) on the maturity date of the AIP Replacement Note.

●
The Company shall issue to AIP 1,000,000 shares of the Company’s common stock within five business days of the effective date of the Extension Agreement. If the Company does not prepay the AIP Replacement Note on April 4, 2020, the Company shall issue AIP an additional 1,000,000 shares of the Company’s common stock on such date. If the Company does not prepay the AIP Replacement Note on October 4, 2020, the Company shall issue to AIP an additional 1,000,000 shares of the Company’s common stock on such date.

Waiver Agreement with AIP

On December 18, 2019, the Company entered into a Waiver and Agreement (the “Waiver Agreement”) with AIP to satisfy certain covenant requirements relative to the AIP Note and obtain a waiver from the default. The following terms were agreed to as a result of the Waiver Agreement:

●
All Events of Default are waived through December 31, 2020;

●
Waiver is conditioned upon the following:

o
The Company agrees to issue 500,000 shares of its common stock to AIP;

o
The Company agrees to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share;

o
The Company provides the following to AIP:

■
The original non-convertible security promissory note dated October 4, 2019, in the original principal amount $4,600,000 with original ink signature; and

■
Other various documents;

●
The Company agrees to issue, and AIP agrees to purchase, additional notes in the aggregate principal amount of $1,400,000 (the “Additional Notes”) with a maturity date 6 months from the date of issuance, as soon as practicable, upon the execution of the Waiver Agreement and the issuance of the common stock and warrants noted above;

●
As an inducement to purchase the Additional Notes and to compensate for the delay in up-listing, the Company agrees to issue an additional 500,000 shares of its common stock to AIP for the benefit of those investor accounts that will incur a penalty tax as a result of the delay in up-listing. In addition, the Company agrees to issue additional warrants to purchase 4,350,000 shares of the Company’s common stock, with cashless exercise rights, at an exercise price of $0.30, to AIP, which were issued on December 18, 2019.

Exchange Agreement with Avalton, Inc.

On October 16, 2019, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with Avalton, Inc. (“Avalton”), a related party. An employee of the Company is the current Chief Executive Officer of Avalton. In connection with the Company’s September 23, 2019 private placement offering, the Company requested Avalton to exchange $800,000 of debt (the “Exchanged Debt”) in exchange for shares of the Company’s common stock at $0.32 per share (the “Exchange”). As per the Exchange Agreement, the Company issued 2,500,000 shares of the Company’s common stock on October 16, 2019. As a result, the Company recorded a loss on settlement of liability of $50,000 for the three months ended November 30, 2019.

Pursuant to the Exchange, the Company is to repay the remaining $404,222 balance of the debt owed to Avalton according to the following payment schedule: (i) $50,000 on the date of the Exchange Agreement, (ii) $50,000 on November 15, 2019, (iii) $150,000 on December 15, 2019, and (iv) the balance of $154,222 on January 15, 2020. As of November 30, 2019, the outstanding balance of the debt owed to Avalton is $354,222.

Collocation and Settlement of Past Due Balance Agreement

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (the “Lessor”) of one hundred and eighty-six collocation agreements (the “Terminated License Agreements”) pursuant to which the Lessor granted the Company a license to install, operate, and maintain equipment at certain telecommunication sites owned, leased, or licensed by the Lessor. As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the Lessor of approximately $11,000,000 (the “Past Due Balance”). Pursuant to the Collocation Agreement:

●
The parties agree that the Terminated License Agreements terminated effective January 31, 2019 (the “Termination Date”);

●
As settlement for its Past Due Balance:

o
The Company paid the Lessor $1,000,000; and

o
Within twelve (12) months of the date of the Collocation Agreement, the Company shall execute one hundred eighty-six (186) new collocation agreements with the Lessor. At least one hundred sixty-six (166) of the new license agreements shall be for old sites. No more than twenty (20) of the new license agreements shall be for new sites.

Each new license agreement shall be for one term of seven years and neither party may terminate a new lease agreement during the term. The initial monthly license rent due under each of the one hundred eighty-six (186) new license agreements shall be eight hundred eighty-four dollars ($884). The monthly license rent shall be increased on the first anniversary of the Term Commencement Date thereafter by 3%.

Management deemed the Collocation Agreement to be a termination of the existing license agreements with the Lessor. As a result, the Company wrote-off $12,517,049, $12,593,786 and $1,041,245 of net ROU assets, lease liabilities, and deferred rent, respectively, resulting in a gain of $1,100,435, including the gain on decommissioning of towers. In addition, and pursuant to the Collocation Agreement, the Company’s outstanding liabilities owed to the Lessor of $11,167,962 was forgiven resulting in a gain to the Company. The gains are recorded in the statement of operations as part of selling, general and administrative expenses and gain on settlement of past due lease obligations, respectively.

Transfer of FCC Licenses to Iota Partners

On November 5, 2019, Iota Partners, Iota Holdings, Iota Communications, Iota Networks, and the Revenue-based Note Holders (the “Exchange Investors”) entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) whereas the Exchange Investors, upon approval from the FCC, will contribute and transfer their FCC licenses to Iota Partners. Pursuant to the Exchange Agreement, the individual Exchange Investors and Iota Networks agree, that effective as of the Closing Date, each existing lease shall be fully and irrevocably terminated. As consideration for the transferred licenses, each Exchange Investor will receive one Iota Partner Unit for each MHz-POP contributed. Through November 30, 2019, Iota Networks has transferred licenses representing 16,246,612 MHz-POPs, or $3,733,667 in revenue-based notes, to Iota Partners for 4,873,984 LP units. In addition, and through November 30, 2019, Iota Networks transferred licenses representing 1,922,474 MHz-POPs to Iota Partners for 576,742 GP Units. Additionally, three investors purchased a total of 30,000 LP Units for an aggregate total of $100,000. At November 30, 2019, the Company owns 11% of the outstanding LP Units resulting in a noncontrolling interest of 89%.

Link Labs Asset Acquisition

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc., a Delaware corporation (“Link Labs”) and completed the first closing thereunder.

Link Labs is the creator of (i) Symphony Link, a low power, wide area wireless network platform that allows for monitoring and two-way communication with Internet of Things (“IoT”) network devices, and (ii) Conductor, which is an enterprise-grade data and network management service for use with Symphony Link.

Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for total consideration of $6,765,335 in cash and stock. The Purchased Assets consist of:

(i) All work product, know-how, work in process, developments, and deliverables related to the Iota Link system under development by Link Labs, including hardware designs, firmware, and related documentation;

(ii) All work product, know-how, work in process, developments, and deliverables related to the Conductor system associated with the Iota Link system under development by Link Labs prior to transfer of the source code to Iota Link; and

(iii) All software, including source code, as of the first closing, that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90 and 101 spectrum for bi-directional wireless data transmission (collectively, the “Iota Exclusive Business”), including the Conductor platform modified for provisioning and managing the Iota Link system, for use by the Company in furtherance of the Iota Exclusive Business (the “Purchased Software”). The assets in (i), (ii) and (iii) represent the Purchased Assets at the first closing (the “First Closing Assets”).

(iv) Termination of the existing agreements between Link Labs and the Company relating to the development, purchase, and ongoing usage and maintenance fees for Iota Link and the Conductor system supplied by Link Labs to the Company. The assets in (iv) represent the Purchased Assets to be delivered at the second closing (the “Second Closing Assets”).

(v) All improvements, developments, ideas, and inventions related to the Purchased Intellectual Property (as defined in (vi) below) through the date of the final closing

(vi) Full ownership and title to certain network technology patents of Link Labs, which constitute all patents that will be filed by or issued to Link Labs through the final closing date that may be used in the Iota Exclusive Business (the “Purchased Intellectual Property”). The assets in (v) and (vi) represent the Purchased Assets to be delivered at the third and final closing (the “Final Closing Assets”).

At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock of the Company (the “Common Stock”) to Link Labs for consideration totaling $3,765,335. The Company also made a cash payment of $215,333 to Link Labs, representing a partial payment on certain overdue invoice payments.

The Company and Link Labs also entered into a Grant-Back License Agreement on the first closing date whereby, subject to the terms and conditions set forth therein, the Company granted an exclusive, world-wide, royalty free license to Link Labs for its use of the Purchased Intellectual Property. The Company has not assigned any value to the Grant-Back License as Link Labs future use, if any, is not presently known and the license does not have a readily determinable market value.

On December 31, 2019, the Company completed the first phase of the second closing which included (i) Link Labs’ provision of evidence of termination of the existing agreements (the “Termination of Agreements”) constituting the Second Closing Assets under the Purchase Agreement (which assets relate to the development, purchase, and ongoing usage and maintenance fees for Iota Link and the Conductor system supplied by Link Labs to the Company), (ii) payment of $1,000,000 in cash by the Company to Link Labs, (iii) payment of an additional $430,666 in cash to Link Labs, (representing the second and final payment of certain overdue invoice payments owed to Link Labs), and (iv) issuance of two promissory notes by the Company to Link Labs (the “Notes”), each in the principal amount of $1,000,000, with the first of such notes due on or before March 31, 2020 and the second due on or before June 30, 2020. The $1,000,000 cash payment and Notes issued are accrued as a $3,000,000 contingent liability on the Company’s unaudited consolidated balance sheet at November 30, 2019. Because the Company was unable to make the cash payments to Link Labs described in (ii) and (iii) above by the December 31, 2019 due date under the Purchase Agreement, it entered into a Side Letter Agreement with Link Labs whereby the parties agreed to separate the second closing into three phases. The first phase of the second closing which involved issuance of the Notes was completed on December 31, 2019. The second phase which involved the payment of $1,000,000 to Link Labs was completed on January 3, 2020. The third and final phase of the second closing which involves payment of $430,666 to Link Labs and Link Labs’ provision of the Termination of Agreements was scheduled to be completed on January 17, 2020. Because the Company was unable to make the cash payment to Link Labs described in the third and final phase of the second closing by the January 17, 2020 due date under the Side Letter Agreement, it entered into a Second Side Letter Agreement with Link Labs whereby the parties agreed to extend the due date of the third and final phase of the second closing to January 21, 2020.

The third and final closing shall take place on the date on which the Notes have been satisfied in full which may be on or before June 30, 2020, the maturity date of the second Note. At the third closing, the Company will acquire the Final Closing Assets.

Employment Agreement – Brian Ray (Chief Technology Officer)

Concurrent with the first closing of the Link Labs Purchase Agreement on November 15, 2019, the Company entered into a two-year Employment Agreement with Brian Ray (the “Ray Employment Agreement”), pursuant to which he will serve as the Company’s Chief Technology Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement shall not be further extended at least 60 days prior to the end of the term, as it may have been extended.

Pursuant to the Ray Employment Agreement, Mr. Ray will earn an initial base annual salary of $250,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive an annual bonus in an amount of up to 50% of his base annual salary, at the Board’s discretion, based on certain provided milestones. Mr. Ray is also entitled to receive stock options, under the Company’s 2017 Equity Incentive Plan, to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in accordance with the following schedule: (i) 250,000 on the one-year anniversary of the Ray Employment Agreement and (ii) the remaining unvested shares shall vest monthly thereafter on a pro-rata basis over the 36-month period following the one-year anniversary of the Ray Employment Agreement. Mr. Ray will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Employment Agreement – James F. Dullinger, Chief Financial Officer

On December 9, 2019, James F. Dullinger was appointed as Chief Financial Officer of the Company, pursuant to the terms and provisions of the Employment Agreement dated December 9, 2019 (the “Dullinger Employment Agreement”) by and between the Company and Mr. Dullinger. In connection with his appointment as Chief Financial Officer, Mr. Dullinger was designated as the Company’s “Principal Financial and Accounting Officer” for SEC reporting purposes.

The Dullinger Employment Agreement has an initial term of two years and is subject to automatic one-year renewals unless either party provides the other with written notice of non-renewal no less than 90 days prior to the end of the then current term. Under the Dullinger Employment Agreement, Mr. Dullinger will be paid an annual base salary of $210,000, subject to review for possible increases as determined by the Chief Executive Officer of the Company. Mr. Dullinger is also entitled to receive annual bonuses in accordance with the Company’s Annual Incentive Plan at the discretion of the Company’s Board of Directors. The target amount of his annual bonus is 50% of his annual base salary, with 25% paid in cash and 25% issued in Common Stock with the first bonus to be paid at the end of the current fiscal year.

The Dullinger Employment Agreement further provides for the issuance of stock options to Mr. Dullinger to purchase 2,000,000 shares of the Company’s Common Stock under its 2017 Equity Incentive Plan. The options are subject to a three-year vesting schedule, with 8.33% of the options vesting in 12 successive equal quarterly installments, provided Mr. Dullinger is employed by the Company on each vesting date. The exercise price for 50% of the options is $0.40, 25% are at $0.80, and 25% are at $1.20. Should either Mr. Dullinger or the Company choose not to extend the Dullinger Employment Agreement per the terms, all remaining unvested options will be canceled. The Dullinger Employment Agreement also includes provisions for paid vacation time, expense reimbursement, and participation in the Company’s group health, life, and disability programs, 401(k) savings plans, profit sharing plans, or other retirement savings plans as are made available to the Company’s other similarly situated executives.

The Dullinger Employment Agreement can be terminated voluntarily by either party upon 60 days prior written notice to the other. The Company has the right to terminate Mr. Dullinger immediately without cause and without notice if the Company pays Mr. Dullinger (i) any accrued and unpaid base salary for the unexpired notice period, (ii) any unreimbursed business expenses, and (iii) any accrued and unused paid vacation time. The Employment Agreement provides for severance benefits payable to Mr. Dullinger in the event of termination by the Company without cause or by Mr. Dullinger for good reason. If his employment is terminated by the Company without cause or if Mr. Dullinger resigns for good reason within 60 days before or within 12 months following a change in control, Mr. Dullinger will be entitled to his annual base salary (as determined on a monthly basis) for 6 months, a pro rata bonus, and reimbursement of his COBRA expenses for 6 months. In addition, all outstanding equity grants which vest over the 12 months following such termination will become fully and immediately vested. The Employment Agreement also contains customary non-solicitation and non-compete provisions that apply during the term of employment and for a period of 6 months following such employment.

Results of Operations

For purposes of this presentation, activities related to the Company’s wireless network carrier and application technology segment are classified under Iota Networks, activities related to the Company’s Energy as a Service “EaaS” subscriptions and solar energy, LED lighting and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings.

Comparison of the Three Months Ended November 30, 2019 to the Three Months Ended November 30, 2018

A comparison of the Company’s operating results for the three months ended November 30, 2019 and 2018, respectively, is as follows:

Three Months Ended November 30, 2019	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$128,538	$129,067	$-	$257,605
Cost of sales	-	100,391	1,642	-	102,033
Gross profit	-	28,147	127,425	-	155,572
Operating expenses (income)	1,013,958	453,022	(10,074,182)	14,599	(8,592,603)
Operating income (loss)	(1,013,958)	(424,875)	10,201,607	(14,599)	8,748,175
Other expenses	(1,833,416)	-	(64,482)	(-)	(1,897,898)
Income (loss) before income taxes	$(2,847,374)	$(424,875)	$10,137,125	$(14,599)	$6,850,277

Three Months Ended November 30, 2018	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$777,822	$58,047	$-	$835,869
Cost of sales	-	728,750	1,648	-	730,398
Gross profit	-	49,072	56,399	-	105,471
Operating expenses	12,409,125	446,135	4,196,866	-	17,052,126
Operating loss	(12,409,125)	(397,063)	(4,140,467)	-	(16,946,655)
Other expenses	(112,626)	(16,571)	(43,045)	-	(172,242)
Loss before income taxes	$(12,521,751)	$(413,634)	$(4,183,512)	$-	$(17,118,897)

The variances between the three months ended November 30, 2019 and 2018 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$(649,284)	$71,020	$-	$(578,264)
Cost of sales	-	(628,359)	(6)	-	(628,365)
Gross profit	-	(20,925)	71,026	-	50,101
Operating expenses	(11,395,167)	6,887	(14,271,048)	14,599	(25,644,729)
Operating income (loss)	11,395,167	(27,812)	14,342,074	(14,599)	25,694,830
Other income (expenses)	(1,720,790)	16,571	(21,437)	-	(1,725,656)
Income (loss) before income taxes	$9,674,377	$(11,241)	14,320,637	$(14,599)	$23,969,174

Net Sales

Net sales for ICS decreased by $649,284, or 83%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to a decrease in the number active solar engineering, procurement, and construction services projects during the current period. At November 30, 2019, ICS had net contract assets from these contracts of $171,492.

Net sales for Iota Networks increased by $71,020 or 122%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to the recognition of certain one-time customer sales during the current period.

Cost of Sales and Gross Margins

Cost of sales for ICS decreased by $628,359, or 86%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to the loss of active customer contracts during the current period.

Cost of sales for Iota Networks remained consistent for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018.

Operating Expenses

Operating expenses for Iota Communications decreased by $11,395,167, or 92%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to a decrease in stock-based compensation relating to the issuance of stock options, warrants, and common stock issued for services.

Operating expenses for ICS remained consistent for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018.

Operating expenses for Iota Networks decreased by $14,271,048 or 340%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, primarily as a result of the following: (i) an increase of approximately $11,200,000 in gain on settlement of past due lease obligations, (ii) a decrease of approximately $1,675,000 in research and development costs, (iii) a decrease of approximately $536,000 in network site expenses due to tower decommissioning, (iv) a decrease of approximately $285,000 in license fee filings, and (v) an increase in gain on settlement of lease liabilities of approximately $1,100,000 resulting from the termination of leases with a third-party lessor.

Operating expenses for Iota Holdings increased by $14,599, or 100%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, as a result of the Company being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Other Income (Expense)

Other expense for Iota Communications increased by $1,720,790, or 1,528%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to interest expenses associated with the convertible debt and notes payable.

Other expense for ICS decreased by $16,571, or 100%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to the absence of certain nonrecurring expenses incurred in the prior period.

Other expense for Iota Networks increased by $21,437, or 50%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to increased interest expenses associated with notes payable.

Comparison of the Six Months Ended November 30, 2019 to the Six Months Ended November 30, 2018

A comparison of the Company’s operating results for the six months ended November 30, 2019 and 2018, respectively, is as follows.

Six Months Ended November 30, 2019	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$859,060	$156,506	$-	$1,015,566
Cost of sales	-	862,237	(45,321)	-	816,916
Gross profit	-	(3,177)	201,827	-	198,650
Operating expenses (income)	3,979,065	827,147	(6,828,583)	240,482	(1,781,889)
Operating income (loss)	(3,979,065)	(830,324)	7,030,410	(240,482)	1,980,539
Other expenses	(3,035,081)	(4,210)	(121,786)	(-)	(3,161,077)
Income (loss) before income taxes	$(7,014,146)	$(834,534)	$6,908,624	$(240,482)	$(1,180,538)

Six Months Ended November 30, 2018	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$780,752	$104,913	$-	$885,665
Cost of sales	-	728,750	34,625	-	763,375
Gross profit	-	52,002	70,288	-	122,290
Operating expenses	13,117,971	808,293	11,680,708	-	25,606,972
Operating loss	(13,117,971)	(756,291)	(11,610,420)	-	(25,484,682)
Other expenses	(112,626)	(16,571)	(48,125)	-	(177,322)
Loss before income taxes	$(13,230,597)	$(772,862)	$(11,658,545)	$-	$(25,662,004)

The variances between the six months ended November 30, 2019 and 2018 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$78,308	$51,593	$-	$129,901
Cost of sales	-	133,487	(79,946)	-	53,541
Gross profit	-	(55,179)	131,539	-	76,360
Operating expenses (income)	(9,138,906)	18,854	(18,509,291)	240,482	(27,388,861)
Operating income (loss)	9,138,906	(74,033)	18,640,830	(240,482)	27,465,221
Other income (expenses)	(2,922,455)	12,361	(73,661)	-	(2,983,755)
Income (loss) before income taxes	$6,216,451	$(61,672)	$18,567,169	$(240,482)	$24,481,466

Net Sales

Net sales for ICS increased by $78,308, or 10%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of a full six months of activity as compared to only three months of activity in the prior year as a result of the Merger, which was consummated as of September 1, 2018. At November 30, 2019, ICS had net contract assets from these contracts of $171,492.

Net sales for Iota Networks increased by $51,593 or 49%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to the recognition of certain one-time customer sales during the current period.

Cost of Sales and Gross Margins

Cost of sales for ICS increased by $133,487, or 18%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of a full six months of activity as compared to only three months of activity in the prior year.

Cost of sales for Iota Networks decreased by $79,946, or 231%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of the Company over accruing for payments on revenue-based notes during the fourth quarter of fiscal year 2019, the effect of which was reversed in the first quarter of fiscal year 2020.

Operating Expenses

Operating expenses for Iota Communications decreased by $9,138,906, or 70%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily as a result of a decrease in stock-based compensation related to the issuance of stock options, warrants, and common stock issued for services.

Operating expenses for ICS increased by $18,854, or 2%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of additional employee salaries and benefits costs incurred in the current period.

Operating expenses for Iota Networks decreased by $18,509,291 or 158%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily as a result of the following: (i) an increase of approximately $11,200,000 in gain on settlement of past due lease obligations, (ii) a decrease of approximately $3,000,000 in research and development costs, (iii) a decrease of approximately $450,000 in network site expenses due to tower decommissioning, (iv) an increase of approximately $625,000 in license fee filings and (v) an increase in gain on settlement of lease liabilities of approximately $1,100,000 resulting from the termination of leases with a third-party lessor.

Operating expenses for Iota Holdings increased by $240,482, or 100%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of the Company being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Other Income (Expense)

Other expense for Iota Communications increased by $1,720,790, or 1,528%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to interest expenses associated with the convertible debt and notes payable.

Other expense for ICS decreased by $16,571, or 100%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to the absence of certain nonrecurring expenses incurred in the prior period.

Other expense for Iota Networks increased by $21,437, or 50%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to increased interest expenses associated with notes payable.

Comparison of the Six Months Ended November 30, 2019 to the Six Months Ended November 30, 2018

A comparison of the Company’s operating results for the six months ended November 30, 2019 and 2018, respectively, is as follows.

Six Months Ended November 30, 2019	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net Sales	$-	$859,060	$156,506	$-	$1,015,566
Cost of Sales	-	862,237	(45,321)	-	816,916
Gross Profit (Loss)	-	(3,177)	201,827	-	198,650
Operating Expenses	3,979,065	827,147	(6,828,583)	240,482	(1,781,889)
Operating Income (Loss)	(3,979,065)	(830,324)	7,030,410	(240,482)	1,980,539
Other income (expenses)	(3,035,081)	(4,210)	(121,786)	(-)	(3,161,077)
Loss before income taxes	$(7,014,146)	$(834,534)	$6,908,624	$(240,482)	$(1,180,538)

Six Months Ended November 30, 2018	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$780,752	$104,913	$-	$885,665
Cost of Sales	-	728,750	34,625	-	763,375
Gross Profit (Loss)	-	52,002	70,288	-	122,290
Operating Expenses	13,117,971	808,293	11,680,708	-	25,606,972
Operating Income (Loss)	(13,117,971)	(756,291)	(11,610,420)	-	(25,484,682)
Other income (expenses)	(112,626)	(16,571)	(48,125)	-	(177,322)
Loss before income taxes	$(13,230,597)	$(772,862)	$(11,658,545)	$-	$(25,662,004)

The variances between the six months ended November 30, 2019 and 2018 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$78,308	$51,593	$-	$124,901
Cost of Sales	-	133,487	(79,946)	-	53,541
Gross Profit (Loss)	-	(55,179)	131,539	-	76,360
Operating Expenses	(9,138,906)	18,854	(18,509,291)	240,482	(27,388,861)
Operating Income (Loss)	9,138,906	(74,033)	18,640,830	(240,482)	27,465,221
Other income (expenses)	(2,922,455)	12,361	(73,661)	-	(2,983,755)
Loss before income taxes	$6,216,451	$(61,672)	$18,567,169	$(240,482)	$24,481,466

Net Sales

Net sales for ICS increased by $78,308, or 10%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of a full six months of activity as compared to only three months of activity in the prior year as a result of the Merger, which was consummated as of September 1, 2018. At November 30, 2019, ICS had net contract assets from these contracts of $171,492.

Net sales for Iota Networks increased by $51,593 or 49%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to the recognition of certain one-time customer sales during the current period.

Cost of Sales and Gross Margins

Cost of sales for ICS increased by $133,487, or 18%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of a full six months of activity as compared to only three months of activity in the prior year.

Cost of sales for Iota Networks decreased by $79,946, or 231%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of the Company over accruing for payments on revenue-based notes during the fourth quarter of fiscal year 2019, the effect of which was reversed in the first quarter of fiscal year 2020.

Operating Expenses

Operating expenses for Iota Communications decreased by $9,138,906, or 70%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily as a result a decrease in stock-based compensation related to the issuance of stock options, warrants, and common stock issued for services.

Operating expenses for ICS increased by $18,854, or 2%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of additional employee salaries and benefits costs incurred in the current period.

Operating expenses for Iota Networks decreased by $18,509,291 or 158%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily as a result of the following: (i) an increase of approximately $11,200,000 in gain on settlement of past due lease obligations, (ii) a decrease of approximately $3,000,000 in research and development costs, (iii) a decrease of approximately $450,000 in network site expenses due to tower decommissioning, (iv) an increase of approximately $625,000 in license fee filings and (v) an increase in gain on settlement of lease liabilities of approximately $1,100,000 resulting from the termination of leases with a third-party lessor.

Operating expenses for Iota Holdings increased by $240,482, or 100%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of the Company being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Other Income (Expense)

Other expense for Iota Communications increased by $2,922,455, or 2,595%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily interest expenses associated with the convertible debt and notes payable.

Other expense for ICS decreased by $12,361, or 75%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to the effect of the over accrual of interest expense in the prior period.

Other expense for Iota Networks increased by $73,661, or 153%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to increase interest expenses associated with notes payable.

Liquidity, Financial Condition and Capital Resources

At November 30, 2019, we had cash on hand of $203,675 and a working capital deficit of $17,488,633, as compared to cash on hand of $788,502 and a working capital deficit of $23,638,461 at May 31, 2019.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of approximately $120 million since inception, including a net loss of approximately $1.2 million for the six months ended November 30, 2019. Additionally, the Company has negative cash flows from operations of approximately $6.8 million for the six months ended November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan, through potential acquisitions and the continued promotion of its services to existing and potential customers, is to generate sufficient revenues to cover its anticipated expenses. The Company believes it can raise additional capital to meet its short-term cash requirements, including an equity raise and debt funding from third parties. Subsequent to November 30, 2019, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds of $1,620,767, net of $128,078 in equity issuance fees. The cumulative equity raise under the September 23, 2019 private placement offering through the date of this report is $3,673,249, net of $289,926 in equity issuance fees.

Subsequent to November 30, 2019, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds of $1,620,767, net of $128,078 in equity issuance fees. The cumulative equity raise under the September 23, 2019 private placement offering through the date of this report is $3,835,097, net of $289,926 in equity issuance fees. In addition, and subsequent to November 30, 2019, there were 48,158,215 MHz-POPs transferred to Iota Partners, from Iota Networks, resulting in the termination of $11,076,435 of revenue-based notes. The MHz-POPs transferred represent 14,447,465 LP Units. As of the date of this report, the Company owns 3% of the outstanding GP Units of Iota Partners resulting in a noncontrolling interest of 97%. On December 20, 2019, the Company entered into a secured non-convertible note with AIP totaling $1,400,000, with a maturity date of June 20, 2020. The principal on the note bears an interest rate of LIBOR + 10% per annum, which, along with required monthly principal payments of $50,000, is payable monthly. On January 16, 2020, the Company entered into a Promissory Note in the principal amount of $320,000. The principal bears interest at 3% per annum and has a maturity date of February 29, 2020. As an inducement to enter into the Note, the Company will issue 1,000,000 shares of the Company’s common stock to the buyer. (See Note 21).

Although no assurances can be given as to the Company’s ability to deliver on its revenue or capital raise plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential equity or debt financing will be available on favorable terms. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through January 21, 2021. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Working Capital

	November 30, 2019	May 31, 2019
Current assets	$1,508,920	$2,367,381
Current liabilities	18,997,553	26,005,842
Working capital deficit	$(17,488,633)	$(23,638,461)

The decrease in current assets is mainly due to cash and contract assets which decreased by approximately $585,000 and $264,000, respectively. The decrease in current liabilities is primarily due to (i) accounts payable which decreased by approximately $11,900,000 due to the Company’s Collocation and Settlement of Past Due Balance Agreement with a third-party lessor, (ii) current lease liabilities which increased by approximately $1,200,000 due to the Company’s adoption of ASC 842, and (iii) contingent liability which increased by $3,000,000 due to the Company’s Purchase Agreement with Link Labs.

Cash Flows

	Six Month Ended November 30,
	2019	2018
Net cash used in operating activities	$(6,837,664)	$(12,087,500)
Net cash used in investing activities	(3,889)	(5,698,602)
Net cash provided by financing activities	6,256,726	16,982,254
Decrease in cash	$(584,827)	$(803,848)

Operating Activities

Net cash used in operating activities was $6,837,664 for the six months ended November 30, 2019. This was primarily due to the net loss of $1,180,538 and a gain of approximately $12,300,000 resulting from the settlement of liabilities, partially offset by non-cash expenses of approximately $3,800,000 related to the issuance of common stock, warrants, and stock-based compensation and approximately $450,000 increase in accounts payable and accrued expenses.

Net cash used in operating activities was $12,087,500 for the six months ended November 30, 2018. This was primarily due to the net loss of $25,662,004 which was partially offset by non-cash expenses of approximately $10,500,000 related to the issuance of common stock, warrants, and stock-based compensation, and approximately $1,800,000 increase in accounts payable and accrued expenses.

Investing Activities

For the six months ended November 30, 2019, net cash used in investing activities, was $3,889. This was primarily attributable to the decrease in security deposits of approximately $30,000 which was offset by the purchase of property and equipment of approximately $34,000.

For the six months ended November 30, 2018, net cash used in investing activities was $5,698,602. This was primarily attributable to the cash outlaid for the purchase of a note from Solbright Group, Inc. of approximately $5,000,000.

Financing Activities

For the six months ended November 30, 2019, net cash provided by financing activities was $6,256,726, of which approximately $2,400,000 was the proceeds from revenue-based notes, approximately $2,000,000 was from the issuance of convertible notes payable, and approximately $2,2000,000 net proceeds was from the sale of common stock, partially offset by payments made on outstanding convertible and non-convertible notes payable of approximately $570,000.

For the six months ended November 30, 2018, net cash provided by financing activities was $16,982,254, of which $14.5 million was attributable to proceeds from revenue based notes and approximately $2.6 million was from the issuance of convertible notes payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended November 30, 2019 and in the notes to our financial statements included in our Current Report on Form 10-K, which includes audited financial statements for the fiscal years ended May 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, which the Company adopted beginning June 1, 2016. The Company did not record a retrospective adjustment upon adoption, and instead opted to apply the full retrospective method for all customer contracts.

As part of ASC Topic 606, the Company adopted several practical expedients including that the Company has determined that it need not adjust the promised amount of consideration for the effects of a significant financing component since the Company expects, at contract inception, that the period between when the Company transfers a promised service to the customer and when the customer pays for that service will be one year or less.

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

For purposes of this presentation, activities related to the Company’s wireless network carrier and application technology segment are classified under Iota Networks, activities related to the Company’s Energy as a Service “EaaS” subscriptions and solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings.

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained an FCC spectrum license from other service providers. Additionally, owners of granted but not yet operational licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully-constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee and Iota Networks charges an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network. For the purposes of clarification, these spectrum licenses are not part of the Iota Partners spectrum pool.

The Company has determined there are three performance obligations related to the Network Hosting Services agreements. The first performance obligation arises from the services related to obtaining FCC license perfection, the second performance obligation arises from maintaining the license in compliance with regulatory affairs, and the third performance obligation arises from the services related to acting as a future sales or lease agent for the customer. Given the nature of the service in the first performance obligation, Iota Networks recognizes revenue from the upfront fees at the point in time that the license is perfected. Iota Networks recognizes the annual fee revenue related to the second performance obligation ratably over the contract term as the services are transferred to and performed for the customer. Pursuant to its Network Hosting Services agreements, Iota Networks also derives revenues from annual renewal fees from its customers for the purpose of covering costs associated with maintaining and operating the customer licenses. Annual renewal fee revenue is recognized ratably over the renewal period as the services are performed. The third performance obligation is for future possible services and is recognized when and if the performance obligation is satisfied.

Iota Commercial Solutions

ICS derives revenues through both Energy as a Service (“EaaS”) recurring subscriptions and solar energy, LED lighting, and HVAC implementation services. Revenues for EaaS offerings sold on a subscription basis are generally recognized ratably over the contract term commencing with the date the service is made available to customers. Revenues from the sale of hardware products are generally recognized upon delivery of the hardware product to the customer provided all other revenue recognition criteria are satisfied. Sales of services are recognized as the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is completed under ASC Topic 606.

Most ICS customer contracts have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. Payment is generally due within 30 to 45 days of invoicing. There is no financing or variable component. ICS serves as the principal in its customer contracts.

ICS recognizes solar panel and LED lighting system design, construction, and installation services revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. ICS has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. ICS recognizes revenue on these contracts using the cost to cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage of completion method (an input method) is the most accurate depiction of ICS’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

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

The nature of ICS’s solar panel and LED lighting system design, construction, and installation services contracts gives rise to several types of variable consideration, including claims and unpriced change orders. ICS recognizes revenue for variable consideration when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. ICS estimates the amount of revenue to be recognized on variable consideration using the expected value (i.e., the sum of a probability-weighted amount) or the most likely amount method, whichever is expected to better predict the revenue amount. Change orders are modifications of an original contract. Either ICS or its customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites and period of completion of the work. ICS evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes, or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the customer before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the customer. If ICS is having difficulties in renegotiating the change order, it will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

Factors considered in determining whether revenue associated with claims (including change orders in dispute and unapproved change orders in regard to both scope and price) should be recognized include the following: (a) the contract or other evidence provides a legal basis for the claim, (b) additional costs were caused by circumstances that were unforeseen at the contract date and not the result of deficiencies in ICS’s performance, (c) claim-related costs are identifiable and considered reasonable in view of the work performed, and (d) evidence supporting the claim is objective and verifiable. If the requirements for recognizing revenue for claims or unapproved change orders are met, revenue is recorded only when the costs associated with the claims or unapproved change orders have been incurred. Back charges to suppliers or subcontractors are recognized as a reduction of cost when it is determined that recovery of such cost is probable, and the amounts can be reliably estimated. Disputed back charges are recognized when the same requirements described above for claims accounting have been satisfied.

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

The three levels of the fair value hierarchy defined by ASC Topic 820 are as follows:

●
Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities, and listed equities.

●
Level 2 – Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options, and collars.

●
Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Impairment of Long-Lived Assets and Right of Use Asset

The Company reviews long-lived assets, including definite-lived intangible assets and right of use (“ROU”) lease assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down first, followed by other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets.

Stock-based Compensation

The Company applies the provisions of ASC Topic 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees, including employee stock options, in the statement of operations.

For stock options issued to employees and members of the board of directors for their services, the Company estimates the grant date fair value of each option using the Black-Scholes option pricing model. The use of the Black-Scholes option pricing model requires management to make assumptions with respect to the expected term of the option, the expected volatility of the common stock consistent with the expected life of the option, risk-free interest rates, and expected dividend yields of the common stock. For awards subject to service-based vesting conditions, including those with a graded vesting schedule, the Company recognizes stock-based compensation expense equal to the grant date fair value of the stock options on a straight-line basis over the requisite service period, which is generally the vesting term. Forfeitures are recorded as they are incurred as opposed to being estimated at the time of grant and revised.

Pursuant to Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, the Company accounts for stock options issued to non-employees for their services in accordance with ASC Topic 718. The Company uses valuation methods and assumptions to value the stock options granted to nonemployees that are in line with the process for valuing employee stock options described above.

Variable Interest Entities

The Company follows ASC Topic 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”). VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, that provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of the VIE due to changes in facts and circumstances.

The Company currently consolidates one VIE, Iota Partners, as of November 30, 2019. The Company is the primary beneficiary due to its ability to direct the activities of Iota Partners through its wholly owned subsidiary, Iota Holdings.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 to our unaudited condensed consolidated financial statements included herein for the quarter ended November 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Material Weakness in Internal Control over Financial Reporting

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of November 30, 2019 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of November 30, 2019 was not effective.

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
●
Lack of qualified accounting personnel to prepare and report financial information in accordance with GAAP; and
●
Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions planned include:

●
Continue to search for and evaluate qualified independent outside directors;
●
Identify gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company; and
●
Continue to develop policies and procedures on internal control over financial reporting and monitor the effectiveness of operations on existing controls and procedures.

During the three and six months ended November 30, 2019, we continued to execute upon our planned remediation actions which are all intended to strengthen our overall control environment including the hiring of James F. Dullinger as Chief Financial Officer effective December 9, 2019.

During the fiscal year ended May 31, 2019, and as a result of the merger with our wholly owned subsidiary Iota Networks LLC, we have consolidated all accounting functions to the Company headquarters and all record keeping has been migrated into the same accounting software system.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the three and six months ended November 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, a related party of the Company, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options before suit was filed. The Company has tried to facilitate settlement between those parties by offering to prepay its note payable to Smartcomm, LLC, allowing the proceeds to be used by Smartcomm, LLC to pay Smartcomm, LLC’s judgment creditors. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy and the claims against the Company now reside with the Chapter 7 trustee. The Company believes it is more likely than not that the Chapter 7 trustee will not relinquish these claims to Alcorn and the case will dismissed. On November 1, 2019, the Alcorn parties filed a motion for summary judgment claiming they are entitled to collect their judgments from the Company and defendant Carole Downs, among others, on the theories of fraudulent transfer, alter ego/corporate veil, and successor liability. The Company hired new counsel in the case to respond to the motion and file a motion to dismiss the case on the basis that the court lacks subject matter jurisdiction, due to the fact that Bankruptcy Court has not relinquished its jurisdiction over the allegedly fraudulently transferred funds. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1.4 million against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date determined at a hearing held on November 25, 2019. At the hearing, the Court agreed to delay proceedings until May 4, 2020. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391 and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees, and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $735,000. The Company has responded to these lawsuits and is prepared to vigorously contest these matters. As such, the Company has appropriately accrued for all potential liabilities as of November 30, 2019.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves a number of very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 (the “Annual Report”), as filed with the SEC on September 13, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results, and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below:

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock, par value $0.0001 per share of the Company (the “Purchase Shares”) and (ii) a five-year warrant to purchase twenty percent (20%) of the number of shares of Purchase Shares by such subscriber in the Offering (the “Warrants”). The Warrants have a five (5) year term (See Note 15).

The Company also entered into a registration rights agreement with the subscribers of the Offering, pursuant to which the Company will be obligated to file with the Securities and Exchange Commission (the “SEC”) as soon as practicable, but in any event no later than sixty (60) days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the Warrant Shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within ninety (90) days in the event the Commission reviews and has written comments to the Registration Statement or within ninety (90) days if the Registration Statement is subject to a full review by the SEC).

Equity Transactions

Issuance of Common Stock

During the three months ended August 31, 2019, the Company issued 445,000 shares of common stock with a range of fair values of $0.41 - $0.44 per share to various employees in lieu of cash for compensation.

During the three months ended August 31, 2019, the Company issued 300,000 shares of common stock with a fair value of $0.63 per share to vendors for satisfaction of outstanding payables.

During the three months ended August 31, 2019, the Company issued 408,736 shares of common stock to investors as a result of the exercise of warrants, of which, 324,000 shares of common stock were issued as a cashless exercise with a fair value of $0.3128 per share and 84,736 shares of common stock were issued with a fair value of $0.01 per share.

During the three months ended August 31, 2019, the Company issued 2,100,000 shares of common stock with a range of fair values of $.041 - $0.63 per share to investors in connection with convertible notes payable.

During the three months ended August 31, 2019, the Company issued 1,133,334 shares of common stock with a range of fair values of $0.63 - $0.74 per share to consultants for services rendered.

During the three months ended November 30, 2019, the Company issued 6,919,782 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended November 30, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $0.34 per share to vendors for satisfaction of outstanding payables.

During the three months ended November 30, 2019, the Company issued 12,146,241 shares of common stock with a fair value of $0.31 per share to Link Labs, Inc. pursuant to the Purchase Agreement dated November 15, 2019 (See Note 3).

During the three months ended November 30, 2019, the Company issued 2,219,697 shares of common stock with a range of fair values of $0.31 - $0.40 per share to investors in connection with convertible notes payable.

During the three months ended November 30, 2019, the Company issued 515,000 shares of common stock with a range of fair values of $0.30 - $0.32 per share to consultants for services rendered.

On December 16, 2019, the Company issued 100,000 shares of common stock with a fair value of $0.30 per share in connection with a convertible debenture.

On December 18, 2019, the Company issued 434,410 shares of common stock with a fair value of $0.01 per share as a result of the exercise of warrants.

On January 10, 2020, the Company issued 5,933,889 shares of common stock with a fair value of $0.32 to investors pursuant to the September 23, 2019, private placement offering.

Issuance of Options

On November 15, 2019, the Company granted 1,000,000 options to Brian Ray, Chief Technology Officer, in connection with his employment agreement dated November 15, 2019, with an exercise price of $0.41 per share.

On December 9, 2019, the Company granted 2,000,000 options to James F. Dullinger, Chief Financial Officer, in connection with his employment agreement dated December 9, 2019, with an exercise price as follows: (i) 1,000,000 options have an exercise price of $0.40 per share, (ii) 500,000 options have an exercise price of $0.80 per share, and (iii) 500,000 options have an exercise price of $1.20 per share.

Issuance of Warrants

During the three months ended November 30, 2019, the Company issued warrants to purchase 905,000 shares of the Company’s common stock with an exercise price of $0.40 per share to several investors who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 8,853,679 shares of the Company’s common stock with a range of exercise prices of $0.30 - $0.40 per share to investors.

During the three months ended November 30, 2019, the Company issued warrants to purchase 1,383,957 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

During the three months ended November 30, 2019, the Company issued warrants to purchase 320,000 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with a consulting agreement.

During December and January 2019, the Company issued warrants to purchase 1,593,028 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

On December 18, 2019, the Company entered into a Waiver and Agreement with AIP to satisfy certain covenant requirements relative to the AIP Note (See Note 9). Pursuant to the Waiver Agreement, all Events of Default relative to the AIP Note are waived through December 31, 2020. The waiver is conditioned upon (i) the Company agreeing to issue 500,000 shares of its common stock to AIP, (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance, (iv) the Company agreeing to issue an additional 500,000 shares of the Company’s common stock to AIP, and (v) the Company agreeing to issue additional warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30 to AIP.

On December 20, 2019, the Company entered into a secured non-convertible note with AIP totaling $1,400,000, with a maturity date of June 20, 2020. The principal on the note bears an interest rate of LIBOR + 10% per annum, which is also payable on maturity. As of the date of this report the Company has received $1,291,471 of principal (See Note 9). Pursuant to the Waiver Agreement describe above, the Company issued warrants to purchase 4,350,000 shares of the Company’s common stock with an exercise price of $0.30 per share in connection with the note.

On January 10, 2020, the Company issued warrants to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the October 16, 2019, Exchange Agreement.

Issuance of Convertible Debt

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s Common Stock and (c) a three-year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due March 31, 2020. The holder was also granted piggyback registration rights. As of the date of this Report the Company has yet to issue the restricted shares. The Company issued the 150,000 shares of restricted stock on September 25, 2019, and the warrants to purchase 600,000 shares of the Common Stock were issued on September 16, 2019.

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

On October 29, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor” pursuant to which, for a purchase price of $1,088,830, the Buyer purchased (a) a Promissory Note in the principal amount of $1,000,000, (b) warrants to purchase 3,888,679 shares of the Company’s Common Stock, exercisable for a period of five years from the date of issuance, at an exercise price of $0.308 per share, and (c) 969,697 restricted shares of the Company’s Common Stock. The holder was also granted piggyback registration rights. The Company issued 969,697 restricted shares of common stock and 3,888,670 warrants on October 29, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On December 31, 2019, pursuant to the Purchase Agreement the Company entered into a promissory note with Link Labs for a principal amount of $1,000,000 with a maturity date of June 30, 2020. The principal on the note bears an interest rate of 1.61% per annum (See Note 3).

On December 31, 2019, pursuant to the Purchase Agreement the Company entered into a promissory note with Link Labs for a principal amount of $1,000,000 with a maturity date of March 31, 2020. The principal on the note bears an interest rate of 1.61% per annum (See Note 3).

On January 3, 2020, pursuant to the Purchase Agreement, the Company paid the Link Labs $1,000,000 (See Note 3).

On October 4, 2019, the Company entered into a secured non-convertible note (the “AIP Replacement Note”) with AIP Global Macro Fund, L.P. for a principal amount of $4,600,000 with a maturity date of April 4, 2021. The principal on the note bears interest at a rate of U.S. Libor + 10% per annum. The AIP Replacement Note replaces Tranches #1, #2, #3 and #4 drawn under the Note Purchase Agreement (See Note 9).

On December 20, 2019, the Company entered into a secured non-convertible note with AIP totaling $1,400,000, with a maturity date of June 20, 2020. The principal on the note bears an interest rate of LIBOR + 10% per annum, which is also payable on maturity. As of the date of this report the Company has received $1,291,471 of principal (See Note 9). In connection with the note the company issued (i) 500,000 shares of the Company’s common stock and (ii) warrants to purchase 4,350,000 shares of the Company’s common stock with an exercise price of $0.30.

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the Buyer purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s Common Stock. And (c) a three-year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments. The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the holder at a conversion rate of $0.35 and is due March 31, 2020. The holder was also granted piggyback registration rights. The Company issued the 150,000 shares of restricted stock on September 25, 2019.

On October 29, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $1,088,830, the Buyer purchases (a) a Promissory Note in the principal amount of $1,000,000, (b) warrants to purchase 3,888,679 shares of the Company’s Common Stock and (c) 969,967 restricted shares of the Company’s Common Stock. The note has a one-time interest charge of 8% that was applied at issuance. The holder was also granted piggyback registration rights. The Company issued the 969,697 shares of restricted stock on October 29, 2019.

On September 12, 2019, the Company and Barclay Knapp mutually agreed to terminate Mr. Knapp’s employment agreement. Pursuant to the letter agreement on September 12, 2019, Mr. Knapp continues to serve as Chairman of the Company. On November 22, 2019, the Company entered in an amendment, pursuant to which, the parties agreed to the following amended repayment plan for the promissory note owed to Mr. Knapp: (i) $30,000 to be paid in November 2019 and (ii) $120,000 to be paid in December 2019.

On January 16, 2020, the Company entered into a Promissory Note in the principal amount of $320,000. The principal bears interest at 3% per annum and has a maturity date of February 29, 2020. As an inducement to enter into the Note, the Company will issue 1,000,000 shares of the Company’s common stock to the buyer.

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

3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3i.7a to our Annual Report on Form 10-K filed on August 27, 2014).
3.8	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015(incorporated by reference to Exhibit 3.8 to our Annual Report on Form 10-K filed on September 14, 2017)
3.9	Amended and Restated By-Laws (incorporated by reference to Exhibit C to our Information Statement of Schedule 14C filed on February 24, 2015).
3.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K filed on October 4, 2017)
3.11	Certificate of Amendment to Certificate of Incorporation, dated October 30, 2017 (incorporated by reference to Exhibit 3.11 to our Current Report on Form 8-K filed on October 30, 2017)

3.12	Certificate of Designation of 10% Series A-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-1/A on April 30, 2018)
3.13	Certificate of Amendment to Certificate of Incorporation (name change) filed November 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 28, 2018)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Note Purchase Agreement dated October 31, 2018, between the Company and AIP (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2018)
4.2
Securities Purchase Agreement dated September 16, 2019 between the Company and LGH Investments, LLC (incorporated by reference to Exhibit 10.42 to our Quarterly Report on Form 10-Q dated October 15, 2019)

4.3
Convertible Promissory Note dated September 16, 2019 issued by the Company to LGH Investments, LLC (incorporated by reference to Exhibit 10.43 to our Quarterly Report on Form 10-Q dated October 15, 2019)

4.4	Warrant dated September 16, 2019 issued by the Company to LGH Investments, LLC (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q dated October 15, 2019)
4.5*	Form of Subscription Agreement, Private Placement Offering, dated September 23, 2019
4.6*	Form of Common Stock Purchase Warrant, Private Placement Offering, dated September 23, 2019
4.7*	Securities Purchase Agreement by and between the Company and LGH Investments, LLC dated October 3, 2019
4.8*	Convertible Promissory Note dated October 3, 2019 issued by the Company to LGH Investments, LLC
4.9*	Secured Non-Convertible Promissory Note dated October 4, 2019 issued by the Company to AIP
4.10*	Securities Purchase Agreement by and between the Company and Oasis Capital, LLC, dated October 29, 2019
4.11*	Warrant dated October 29, 2019 issued by the Company to Oasis Capital, LLC
4.12*	Promissory Note dated October 29, 2019 issued by the Company to Oasis Capital, LLC
4.13*	Secured Promissory Note dated December 20, 2019 issued by the Company to AIP
4.14*	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc.
4.15*	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc.
(10)	Material Agreements
10.1‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.2‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.3	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.4	Amendment No. 1 to Employment Agreement dated May 20, 2109 between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2019)
10.5	Agreement and Waiver effective March 29, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.6	Agreement and Waiver effective July 31, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.7	Lease dated September 6, 2019 between the Company and Tower Six Op, LP (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.8	Letter Agreement dated September 12, 2019 between Barclay Knapp and the Company (incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.9*	Form of Registration Rights Agreement, dated September 23, 2019
10.10*	Form of Placement Agent Agreement, dated September 23, 2019
10.11*	Agreement and Extension effective October 4, 2019 between the Company and AIP
10.12*	Exchange Agreement between the Company and Avalton, Inc., dated October 16, 2019
10.13*	Collocation and Settlement of Past Due Balance Agreement, dated October 30, 2019
10.14*	Contribution and Exchange Agreement dated November 5, 2019

10.15	Asset Purchase Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2019)
10.16‡	Employment Agreement between the Company and Brian Ray, dated November 15, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2019)
10.17	License Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2019)
10.18‡	Employment Agreement dated December 9, 2019 between the Company and James F. Dullinger (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 12, 2019)
10.19*	Agreement and Waiver effective December 18, 2019 between the Company and AIP
10.20*	Side Letter Agreement by and between the Company and Link Labs, Inc. dated December 31, 2019
10.21*	Second Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 17, 2020
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith
‡
Employment Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IOTA COMMUNICATIONS, INC.

By: /s/ Terrence DeFranco
Terrence DeFranco
Chief Executive Officer, President, Treasurer and Secretary (Principal Executive Officer)
Date: January 21, 2020

By: /s/ James F. Dullinger
James F. Dullinger
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: January 21, 2020