Form 10-Q/A
period 2019-11-30
IOTA COMMUNICATIONS, INC.
filed 2020-01-22
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2019 of Iota Communications, Inc. (the “Company”) filed with the Securities and Exchange Commission on January 22, 2020 (the “Form 10-Q”) is to include Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes.

No other changes have been made to the Form 10-Q and this is an exhibits-only filing. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

4.4	Warrant dated September 16, 2019 issued by the Company to LGH Investments, LLC (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q dated October 15, 2019)
4.5	Form of Subscription Agreement, Private Placement Offering, dated September 23, 2019
4.6	Form of Common Stock Purchase Warrant, Private Placement Offering, dated September 23, 2019
4.7	Securities Purchase Agreement by and between the Company and LGH Investments, LLC dated October 3, 2019
4.8	Convertible Promissory Note dated October 3, 2019 issued by the Company to LGH Investments, LLC
4.9	Secured Non-Convertible Promissory Note dated October 4, 2019 issued by the Company to AIP
4.10	Securities Purchase Agreement by and between the Company and Oasis Capital, LLC, dated October 29, 2019
4.11	Warrant dated October 29, 2019 issued by the Company to Oasis Capital, LLC
4.12	Promissory Note dated October 29, 2019 issued by the Company to Oasis Capital, LLC
4.13	Secured Promissory Note dated December 20, 2019 issued by the Company to AIP
4.14	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc.
4.15	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc.
(10)	Material Agreements
10.1‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.2‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.3	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.4	Amendment No. 1 to Employment Agreement dated May 20, 2109 between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2019)
10.5	Agreement and Waiver effective March 29, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.6	Agreement and Waiver effective July 31, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.7	Lease dated September 6, 2019 between the Company and Tower Six Op, LP (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.8	Letter Agreement dated September 12, 2019 between Barclay Knapp and the Company (incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.9	Form of Registration Rights Agreement, dated September 23, 2019
10.10	Form of Placement Agent Agreement, dated September 23, 2019
10.11	Agreement and Extension effective October 4, 2019 between the Company and AIP
10.12	Exchange Agreement between the Company and Avalton, Inc., dated October 16, 2019
10.13	Collocation and Settlement of Past Due Balance Agreement, dated October 30, 2019
10.14	Contribution and Exchange Agreement dated November 5, 2019

10.15	Asset Purchase Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2019)
10.16‡	Employment Agreement between the Company and Brian Ray, dated November 15, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2019)
10.17	License Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2019)
10.18‡	Employment Agreement dated December 9, 2019 between the Company and James F. Dullinger (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 12, 2019)
10.19	Agreement and Waiver effective December 18, 2019 between the Company and AIP
10.20	Side Letter Agreement by and between the Company and Link Labs, Inc. dated December 31, 2019
10.21	Second Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 17, 2020
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: January 22, 2020

By: /s/ James F. Dullinger
James F. Dullinger
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: January 22, 2020