Form 10-Q/A
period 2019-11-30
IOTA COMMUNICATIONS, INC.
filed 2020-11-06
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

N/A
 (Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes [ ] No [X]

As of November 5, 2020, there were 293,720,970 shares of the registrant’s common stock outstanding.

Explanatory Note

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020, the Board of Directors (the “Board”) of Iota Communications, Inc. (“Iota” or the “Company”), after discussion with management of the Company, concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the three and six months ended November 30, 2019, included in the Company’s Quarterly Report on Form 10-Q and Form 10-Q/A for such period (the “Previously Issued Financial Statements”) filed with the SEC on January 22, 2020 (collectively, the “Original Form 10-Q/A”), should be restated because of certain material errors in the Previously Issued Financial Statements and should no longer be relied upon. The Company is filing this Amendment No. 2 on Form 10-Q (the “Form 10-Q/A2” or the “Amendment”) to amend and restate the Previously Issued Financial Statements (the “Restatement”) and certain items in the Original Form 10-Q/A.

The Restatement corrects the following errors identified in the Previously Issued Financial Statements:

A.
The Company identified certain receivables and other assets that were not properly recorded at net realizable value. In addition, the Company determined, following the completion of a third-party valuation, that certain adjustments to the recorded fair value of the assets acquired from Link Labs on November 15, 2019 were required.
B.
The Company identified errors in the assumptions used in its accounting for its tower and billboard property and equipment and the related asset retirement obligations.
C.
The Company determined that it had not properly performed the required impairment testing of long-lived assets that were not in use including property and equipment and right of use lease assets in accordance with U.S. GAAP.
D.
The Company identified errors in the implementation and application of its accounting for leases under ASC Topic 842, Leases.
E.
The Company determined that it had failed to disclose and properly record the extinguishment of revenue-based note liabilities associated with its Solutions Pool Program.
F.
The Company identified errors in its accounting for the extinguishment of revenue-based note liabilities and the concurrent acquisition of FCC licenses and issuance of limited partnership units by Iota Spectrum Partners, LP.
G.
The Company identified certain liabilities that were not properly and fully recorded at the reasonably estimable amounts incurred.
H.
The Company identified errors in the accounting for its non-controlling interest in Iota Spectrum, Partners, LP.
I.
The Company identified errors in the accounting for its convertible debt, related equity instruments, and extinguishment thereof.
J.
The Company identified certain transactions that had been recorded to incorrect accounts and required reclassification.

For the convenience of the reader, this Amendment sets forth the Original Form 10-Q/A as modified and superseded where necessary to reflect the Restatement. The following items have been amended principally as a result of, and to reflect, the Restatement:

·
Part I - Item 1. Financial Statements.
·
Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
·
Part I - Item 4. Controls and Procedures.
·
Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
·
Part II - Item 5. Other Information.
·
Part II - Item 6. Exhibits.

See Note 3 to the accompanying unaudited condensed consolidated financial statements, set forth in Item 1 of this Amendment, for details of the Restatement and its impact on the unaudited condensed consolidated financial statements.

See Note 1 for updated assessment of going concern as of the date of this report and Note 22 to the accompanying unaudited condensed consolidated financial statements, set forth in Item 1 of this Amendment, for disclosure of significant events and transactions occurring after the unaudited condensed consolidated balance sheet date through the date of this report.

In accordance with applicable SEC rules, we are also filing updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment.

Except for the items noted above, no other information included in the Original Form 10-Q/A is being amended by this Amendment. The Amendment continues to speak as of the date of the Original Form 10-Q/A and we have not updated the filing to reflect events occurring subsequent to the Original Form 10-Q/A date other than those associated with the Restatement and as described above. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-Q/A.

IOTA COMMUNICATIONS, INC.
FORM 10-Q/A
(AMENDMENT NO. 2)
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2019	May 31, 2019
	(As restated)
ASSETS

Current Assets:
Cash	$203,675	$788,502
Accounts receivable, net of allowances for doubtful accounts of $1,578,915 and $810,132, respectively	355,557	507,345
Contract assets	171,492	435,788
Other current assets	342,749	635,746
Total Current Assets	1,073,473	2,367,381

Property and equipment, net of accumulated depreciation of $3,851,768 and $3,759,229, respectively	7,273,242	10,124,763
Right of use assets	11,494,590	-
Intangible assets, net of accumulated amortization of $17,538 and $90,750, respectively	6,884,050	286,538
Other assets	28,451	198,946

Total Assets	$26,753,806	$12,977,628

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$7,397,304	$18,563,550
Payroll liability	1,159,456	1,276,333
Current portion of lease liabilities	1,661,512	-
Service obligations	97,900	331,280
Contract liabilities	462,083	417,631
Warranty reserve	121,362	313,881
Convertible notes payable, net of debt discount of $893,888 and $312,902, respectively	1,222,999	4,450,296
Contingent liability	3,000,000	-
Notes payable - related parties	354,222	-
Notes payable - officers and directors	557,237	173,769
Notes payable	5,061,971	479,102
Total Current Liabilities	21,096,046	26,005,842

Deferred rent liability	-	1,975,815
Lease liabilities, net of current portion	18,775,490	-
Revenue-based notes, net of financing costs of $56,829 and $914,408, respectively	73,100,415	76,489,220
Long-term notes payable - related parties	666,154	666,154
Long-term notes payable - officers and directors	510,442	827,348
Asset retirement obligations	1,541,770	1,771,227

Total Liabilities	115,690,317	107,735,606

Commitments and Contingencies

Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 267,465,800 and 219,205,439 shares issued and outstanding, respectively	26,747	21,921
Additional paid-in capital	46,376,441	24,029,008
Accumulated deficit	(138,380,793)	(118,808,907)

Total Iota Communications, Inc. Deficit	(91,977,605)	(94,757,978)

Non-controlling Interest in Variable Interest Entity	3,041,094	-

Total Deficit	(88,936,511)	(94,757,978)

Total Liabilities and Deficit	$26,753,806	$12,977,628

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	November 30, 2019	November 30, 2018	November 30, 2019	November 30, 2018
	(As restated)		(As restated)

Net sales	$33,710	$835,869	$905,484	$885,665

Cost of sales	63,794	775,188	959,676	812,680

Gross profit (loss)	(30,084)	60,681	(54,192)	72,985

Operating expenses:
Network site expenses	1,021,356	1,656,535	2,279,047	2,827,682
Research and development	1,144	671,544	3,288	2,064,234
Selling, general and administrative	2,233,515	3,804,140	6,694,480	9,482,463
Depreciation and amortization	1,349,354	299,720	1,622,271	554,398
Stock-based compensation	512,087	10,521,482	1,214,500	10,521,482
Gain on settlement of past due lease obligations	(11,167,962)	-	(11,167,962)	-
Loss on extinguishment of debt	5,857,660	-	5,857,660	-
Impairment of long-lived assets	10,773,363	-	10,773,363	-
Total operating expenses	10,580,517	16,953,421	17,276,647	25,450,259

Loss from operations	(10,610,601)	(16,892,740)	(17,330,839)	(25,377,274)

Interest expense, net	(1,986,781)	(226,157)	(2,729,953)	(284,730)

Loss before provision for income taxes	(12,597,382)	(17,118,897)	(20,060,792)	(25,662,004)

Provision for income taxes	-	-	-	-

Net loss	(12,597,382)	(17,118,897)	(20,060,792)	(25,662,004)

Net loss attributable to non-controlling interest	(488,906)	-	(488,906)	-

Net loss attributable to Iota Communications, Inc.	$(12,108,476)	$(17,118,897)	$(19,571,886)	$(25,662,004)

Net loss per common share - basic and diluted	$(0.05)	$(0.11)	$(0.08)	$(0.18)

Weighted average shares outstanding - basic and diluted	244,054,388	161,245,806	233,094,778	145,372,474

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2019

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Iota Communications, Inc.	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 1, 2019	-	$-	219,205,439	$21,921	$24,029,008	$(118,808,907)	$(94,757,978)	$-	$(94,757,978)

Stock-based compensation - stock options	-	-	-	-	202,782	-	202,782	-	202,782
Stock-based compensation - common stock	-	-	445,000	45	189,506	-	189,551	-	189,551
Common stock issued for the settlement of liabilities	-	-	300,000	30	188,970	-	189,000	-	189,000
Warrants issued to investors	-	-	-	-	310,081	-	310,081	-	310,081
Common stock issued for exercise of warrants	-	-	408,736	40	807	-	847	-	847
Common stock issued for inducement and issuances of convertible note holders (As restated)	-	-	2,100,000	210	315,385	-	315,595	-	315,595
Common stock issued for services	-	-	1,133,334	113	759,887	-	760,000	-	760,000
Net loss (As restated)	-	-	-	-	-	(7,463,410)	(7,463,410)	-	(7,463,410)
Balance as of August 31, 2019 (As restated)	-	$-	223,592,509	$22,359	$25,996,426	$(126,272,317)	$(100,253,532)	$-	$(100,253,532)

Stock-based compensation - stock options (As restated)	-	-	-	-	94,937	-	94,937	-	94,937
Extinguishment of revenue-based notes (As restated)	-	-	-	-	3,733,667	-	3,733,667	-	3,733,667
Iota Spectrum Partners, LP limited partnership interests issued for contributed assets (As restated)	-	-	-	-	-	-	-	3,430,000	3,430,000
Iota Spectrum Partners, LP limited partnership interests issued for cash (As restated)	-	-	-	-	-	-	-	100,000	100,000
Common stock and warrants issued in connection with private placement (As restated)	-	-	6,919,782	692	2,051,790	-	2,052,482	-	2,052,482
Warrants issued to investors (As restated)	-	-	-	-	246,600	-	246,600	-	246,600
Common stock and warrants issued for settlement of liabilities (As restated)	-	-	22,043,405	2,204	9,419,729	-	9,421,933	-	9,421,933
Common stock issued for purchase of Link Labs assets (As restated)	-	-	12,146,241	1,215	3,098,785	-	3,100,000	-	3,100,000
Common stock issued for inducement and issuances of convertible note holders (As restated)	-	-	1,816,364	182	577,819	-	578,001	-	578,001
Common stock issued for services (As restated)	-	-	947,499	95	277,027	-	277,122	-	277,122
Beneficial conversion feature on convertible notes and warrants (As restated)	-	-	-	-	879,661	-	879,661	-	879,661
Net loss (As restated)	-	-	-	-	-	(12,108,476)	(12,108,476)	(488,906)	(12,597,382)
Balance as of November 30, 2019 (As restated)	-	$-	267,465,800	$26,747	$46,376,441	$(138,380,793)	$(91,977,605)	$3,041,094	$(88,936,511)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2018

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Iota Communications, Inc.	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)	$-	$(62,528,535)

Net loss	-	-	-	-	-	(8,543,107)	(8,543,107)	-	(8,543,107)
Balance as of August 31, 2018	-	$-	129,671,679	$12,967	$-	$(71,084,609)	$(71,071,642)	$-	$(71,071,642)

Stock-based compensation - stock options	-	-	-	-	202,782	-	202,782	-	202,782
Advance payments converted to members equity prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441	-	2,392,441
Distribution to M2M's former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)	-	(5,061,334)
Recapitalization under reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602	-	880,602
Warrants issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	-	15,906,864	1,591	5,965,409	-	5,967,000	-	5,967,000
Common stock issued for inducement of convertible note holders	-	-	300,000	30	277,170	-	277,200	-	277,200
Common stock issued for services	-	-	250,000	25	82,475	-	82,500	-	82,500
Beneficial conversion feature on convertible notes and warrants	-	-	-	-	816,667	-	816,667	-	816,667
Net loss	-	-	-	-	-	(17,118,897)	(17,118,897)	-	(17,118,897)
Balance as of November 30, 2018	-	$-	196,829,076	$19,683	$9,543,142	$(88,203,506)	$(78,640,681)	$-	$(78,640,681)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	November 30, 2019	November 30, 2018
	(As restated)
Cash flows from operating activities:
Net loss	$(20,060,792)	$(25,662,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	589,936	-
Loss on disposal of property and equipment	1,093,789	36,053
Impairment of long-lived assets	10,773,363	-
Depreciation and amortization	1,622,271	556,802
Amortization of right of use assets and accretion of lease liabilities, net	227,145	-
Provision for warranty claims	(192,519)	39,122
Gain on settlement of past due lease obligations	(11,167,962)	-
Loss on settlement of liabilities	263,326	-
Loss on extinguishment of debt	5,857,660	-
Gain on lease modifications and decommissioning of towers	(1,359,554)	-
Amortization of debt discount and deferred finance costs	1,303,864	223,516
Accretion of asset retirement obligations	51,706	26,401
Warrants issued in connection with reverse merger	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	5,967,000
Warrants issued to investors	556,681	-
Stock-based compensation - stock options	297,719	202,782
Stock-based compensation - common stock	189,551	-
Issuance of common stock for inducement of convertible note holders	340,101	277,200
Issuance of common stock for services	1,037,122	82,500
Issuance of common stock for the exercise of warrants	848	-

Changes in operating assets and liabilities:
Accounts receivable, net	89,834	(280,614)
Contract assets	264,296	153,155
Other assets	493,362	(338,723)
Due from related party	-	(42,315)
Accounts payable and accrued expenses	1,297,098	1,770,701
Payroll liability	(116,877)	709,787
Contract liabilities	44,452	28,693
Deferred rent	-	106,492
Service obligations	(233,380)	-
Accrued interest on revenue-based notes	97,452	63,952

Net cash used in operating activities	(6,639,508)	(12,087,500)

Cash flows from investing activities:
Purchases of property and equipment	(2,522)	(76,575)
Purchase of note receivable - Solbright	-	(5,038,712)
Advances to Solbright	-	(827,700)
Security deposit	(29,870)	172,326
Cash acquired in merger	-	72,059

Net cash used in investing activities	(32,392)	(5,698,602)

Cash flows from financing activities:
Proceeds from issuance of revenue based notes, net	2,407,505	14,452,871
Proceeds from issuance of convertible notes, net	1,964,320	2,600,616
Payments on convertible notes	(433,197)	(69,300)
Payment on notes payable - related parties	(50,000)	(101,933)
Proceeds from issuance of notes payable - officers and directors	140,000	150,000
Payment on notes payable - officers and directors	(76,906)	-
Payments on notes payable	(17,131)	(50,000)
Proceeds from issuance of common stock, net of stock issuance costs	2,052,482	-
Iota Spectrum Partners, LP limited partnership interests issued for cash	100,000	-

Net cash provided by financing activities	6,087,073	16,982,254

Net decrease in cash	(584,827)	(803,848)

Cash - beginning of period	788,502	1,492,784

Cash - end of period	$203,675	$688,936

Supplemental cash flow information:
Cash paid for:
Interest	$343,667	$223,325
Income taxes	$-	$-
Non-cash investing and financing activities:
Intangible assets acquired in connection with Link Labs acquisition	$3,300,000	$-
Software acquired in connection with Link Labs acquisition	$2,800,000	$-
Contingent liabilities incurred in connection with Link Labs asset acquisition	$3,000,000	$-
Common stock issued for purchase of Link Labs assets	$3,100,000	$-
Right of use assets recorded upon adoption of ASC 842	$22,140,237	$-
Deferred rent reclassified to right of use asset upon adoption of ASC 842	$1,975,815	$-
Lease liabilities recorded upon adoption of ASC 842	$22,140,237	$-
Right of use assets disposed in connection with lease modifications and decommissioning of towers	$11,522,862	$-
Lease liabilities extinguished in connection with lease modifications and decommissioning of towers	$12,853,201	$-
Right of use assets and lease liabilities recorded in connection with lease modifications	$12,317,300	$-
Conversion of accounts payable to notes payable for Avalton, a related party	$404,222	$-
Common stock and warrants issued for settlement of accounts payable	$1,151,018	$-
Replacement of convertible notes with non-convertible note payable	$4,600,000	$-
Debt discount in connection with restricted shares issued with convertible notes	$553,495	$-
Receivable for revenue-based note issued	$413,032	$-
Settlement of Solutions Pool revenue-based notes net of new issuances	$3,430,707	$-
Extinguishment of revenue-based notes	$3,733,667	$-
Additions to asset retirement costs	$6,748	$26,920
Asset retirement obligation, revision of estimate	$220,201	$-
Stock options issued for accrued stock-based compensation	$-	$5,061,334
Beneficial conversion feature in connection with issued and Black-Scholes market value of warrants	$879,661	$816,667
Advance payments converted to equity	$-	$2,392,441
Iota Spectrum Partners, LP limited partnership interests issued for contribution of intangible assets	$3,430,000	$-

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc.) (the “Parent” or “Iota Communications”), was formed in the State of Delaware on May 7, 1998. Iota Communications conducts business activities principally through its three wholly-owned subsidiaries, (i) Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, (ii) Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS” or “Iota Commercial Solutions”), a Delaware limited liability company, and (iii) Iota Spectrum Holdings, LLC, an Arizona limited liability company (“Iota Holdings”), and a consolidated variable-interest entity, Iota Spectrum Partners, LP, an Arizona limited partnership (“Iota Partners”), collectively, (the “Company”).

On July 30, 2018, Iota Communications, entered into an Agreement and Plan of Merger and Reorganization (as amended on September 5, 2018, the “Merger Agreement”) with its newly-formed, wholly owned Arizona subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Upon closing, Merger Sub merged with and into Iota Networks, with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of Iota Communications (the “Merger”) (See Note 4).

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

The Company is a wireless communication and software-as-a-service (“SaaS”) company dedicated to the Internet of Things (“IoT”). The Company combines long range wireless connectivity with software applications to provide its commercial and industrial customers turn-key services to optimize energy efficiency, sustainability, and operations for their facilities. The combination of its unique communications capabilities with its analytics and visualization software platform, provides customers with valuable insights to reduce costs and increase revenue. These solutions fall in the realm of Smart Buildings and Smart Cities and the Company’s primary focus is on the office, health care, manufacturing, and education verticals.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) Iota Commercial Solutions, and (4) Iota Holdings. Operating activities related to the parent company are classified within Iota Communications.

Iota Communications

The parent company’s operations are primarily related to running the operations of the public Company. The Company re-organized its operating segments in September 2018 in connection with the Merger with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, rent, and interest on convertible and other notes.

Iota Networks

Iota Networks is the network and application research, development, marketing, and sales segment of the business, where all go-to-market activities are conducted. Iota Network’s sales and marketing activities focus on the commercialization of applications that leverage connectivity and analytics to reduce costs, optimize operations, and advance sustainability. Data collected from sensors and other advanced end point devices as well as other external data, such as weather patterns and utility pricing, is run through a data analysis engine to yield actionable insights for commercial and industrial customers. With the technological backbone developed in the Iota Networks segment, the Company can focus on the commercialization of such technologies with applications based on data analytics and operations optimization within the IoT value chain.

Iota Commercial Solutions

ICS acts as a general contractor for energy management-related services, such as solar photovoltaic system installation and LED lighting retrofits. These services are value-added for customers and allow them to execute on actions that result from analytic insights.

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings (See Note 16). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its network. At November 30, 2019 Iota Holdings owns approximately 10% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 90%.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2019 as disclosed in our Annual Report on Form 10-K filed on September 13, 2019. The results for the six months ended November 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending May 31, 2020.

Liquidity and Going Concern (As restated)

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $138,380,793 since inception, including a net loss attributable to Iota Communications, Inc. of $19,571,886 for the six months ended November 30, 2019. Additionally, the Company had negative working capital of $20,022,573 and $23,638,461 at November 30, 2019 and May 31, 2019, respectively, and has negative cash flows from operations of $6,639,508 for the six months ended November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic and it continues to impact the United States and the rest of the world. Our business, results of operations, and financial condition may be materially adversely impacted by a public health outbreak, such as the recent COVID-19 pandemic, as it interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. In addition, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our business, results of operations, and ability to continue as a going concern. Though the COVID-19 pandemic and the measures taken to reduce its transmission, such as the imposition of social distancing and orders to work-from-home and shelter-in-place, have altered our business environment and overall working conditions, we continue to believe that our strategic strengths, including talent and the strength of our technologies, will allow us to successfully weather a rapidly changing marketplace. However, we are unable to accurately predict the full impact that COVID-19 will have on the Company due to numerous uncertainties, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, and the impact to the business of our customers. The Company has taken steps to minimize the impact of COVID-19 on its business such as reduction of third-party spend, redeploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses, and reducing discretionary capital expenditures where possible. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

The Company’s plan is to generate sufficient revenues to cover its anticipated expenses through the continued promotion of its services to existing and potential customers. The Company believes it can raise additional capital to meet its short-term cash requirements, including an equity raise and debt funding from third parties.

Subsequent to November 30, 2019, and through the date of this report, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds $2,634,811, net of $188,033 in equity issuance fees. On April 10, 2020, the Company received a $1,000,000 cash deposit from an investor to be subscribed in a future security offering. In September 2020, the Company commenced a new private placement offering for up to $15,000,000 of common stock and accompanying warrants (together a “Unit”) at a purchase price of $0.12 per Unit. As of the date of this report, the Company has received cash proceeds of $50,000 under this new offering. In addition, and subsequent to November 30, 2019, and through the date of this report, the Company has received $4,927,327 of net cash proceeds from the issuance of debt to third parties. Finally, on May 4, 2020, the Company was granted a loan in the aggregate amount of $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 4, 2020, unless forgiven in whole or in part in accordance with the PPP regulations. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue or capital raise plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential equity or debt financing will be available on favorable terms. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through November 6, 2021. As such, management does not believe they have sufficient cash for 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Iota Communications, its three wholly owned subsidiaries, Iota Networks, ICS, and Iota Holdings, and Iota Partners, a variable interest entity controlled by the Company. Intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current period presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, equity-based transactions, and disclosure of contingent liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include revenue recognition, the allowance for doubtful accounts, the useful life of property and equipment, valuation of long-lived assets, assessment for impairment, deferred tax assets and related valuation allowance, accounting for variable interest entities, lease accounting, and assumptions used in Black-Scholes-Merton (“BSM”) valuation methods, such as expected volatility, risk-free interest rate, and expected dividend rate.

Non-controlling Interests in Consolidated Financial Statements

The Company follows Accounting Standards Codification (“ASC”) Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements. This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited condensed consolidated financial statements. It also requires consolidated net income (loss) to include the amounts attributable to both the parent and the non-controlling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC Topic 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed the parent’s interest in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest will be attributable to those interests even if that attribution results in a deficit of non-controlling interest balance. As of November 30, 2019 and May 31, 2019, the Company reflected a non-controlling interest of $3,041,094 (As restated) and $0 in connection with its variable interest entity, Iota Partners (See Note 16), as reflected in the accompanying November 30, 2019 unaudited condensed consolidated balance sheet and May 31, 2019 consolidated balance sheet, respectively.

Variable Interest Entities

The Company follows ASC Topic 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”). VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses or receive portions of its expected residual returns and are contractual, ownership, or pecuniary in nature and change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, which provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of the VIE due to changes in facts and circumstances.

The Company currently consolidates one VIE, Iota Partners (See Note 16), as of November 30, 2019. The Company is the primary beneficiary due to its ability to direct the activities of Iota Partners through its wholly owned subsidiary, Iota Holdings.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Amounts received prior to being earned are recognized as contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Activities related to the Company’s wireless communication and application technology segment and BrightAI subscriptions are classified under Iota Networks, activities related to solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings beginning with the formation date of Iota Partners.

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained an FCC spectrum license from other service providers. Additionally, owners of granted but not yet operational licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully-constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee plus an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network. For the purposes of clarification, these spectrum licenses are not part of the Iota Partners spectrum pool.

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

Iota Networks has committed to provide future performance obligations to certain parties, including employees and former employees, at no cost. These performance obligations include both obtaining FCC license perfection and maintaining the license in accordance with regulatory affairs thereafter. The estimated remaining unfulfilled commitment based upon estimated standalone selling prices totals $2,857,976 (As restated) at November 30, 2019 including $450,503 (As restated) to employees and former employees and $2,407,473 (As restated) to other parties. During the six months ended November 30, 2019, the Company paid $180,420 (As restated) of FCC license application fees for licenses granted to related parties and completed the application process for the related parties at no cost. Management estimates that the incremental direct costs to fulfill these performance obligations after licenses are acquired and fully constructed are immaterial.

Iota Networks also derives revenue from subscriptions to its cloud-based data and analytics platform, BrightAI. The platform receives data from energy, environmental, and mechanical sensors and organizes, stores, and analyzes this data to provide insights to drive energy efficiency and create optimization plans for commercial facility managers. BrightAI data and analytics service offerings are sold on a subscription basis with revenue generally recognized ratably over the contract term commencing with the date the data and analytics service is made available to customers. These contracts generally have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For certain customer contracts, the Company may separately charge for equipment and optional installation and other professional services. These additional performance obligations are recognized at the point in time that the equipment is accepted by the customer or services are provided to the customer.

Iota Commercial Solutions

ICS derives revenues through solar energy, LED lighting, and HVAC implementation services. Revenues from the sale of hardware products are generally recognized upon delivery of the hardware product to the customer provided all other revenue recognition criteria are satisfied. Sales of services are recognized as the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is completed under ASC Topic 606.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts paid by clients in excess of revenue recognized to date. ICS has recorded a loss reserve on contract assets of $0 as of November 30, 2019 and $71,624 as of May 31, 2019, which is included in contract assets on the unaudited condensed consolidated balance sheets.

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

Change orders are modifications of an original contract. Either ICS or its customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites, and period of completion of the work. ICS evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes, or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the customer before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the customer. If ICS is having difficulties in renegotiating the change order, it will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

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

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors. ICS has recognized a warranty reserve of $121,362 as of November 30, 2019 (As restated), and $313,881 as of May 31, 2019.

ICS’s remaining unsatisfied performance obligations as of November 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. ICS had approximately $1,075,000 (As restated) in remaining unsatisfied performance obligations as of November 30, 2019. ICS expects to satisfy its remaining unsatisfied performance obligations as of November 30, 2019 over the following twelve months. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm; cancellations, deferrals, or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Disaggregated Revenues

Revenue consists of the following by service offering for the six months ended November 30, 2019 (As restated):

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$833,803	$46,431	$25,250	$905,484

Revenue consists of the following by service offering for the six months ended November 30, 2018:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$772,570	$107,843	$5,252	$885,665

Revenue consists of the following by service offering for the three months ended November 30, 2019 (As restated):

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$-	$8,460	$25,250	$33,710

Revenue consists of the following by service offering for the three months ended November 30, 2018:

Solar Energy, LED Lighting, and HVAC Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$772,570	$58,047	$5,252	$835,869

(a)           Included in Iota Commercial Solutions segment
(b)           Included in Iota Networks segment

Cash

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of November 30, 2019 and May 31, 2019.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of November 30, 2019, and May 31, 2019, the Company’s allowance for doubtful accounts was $1,578,915 (As restated) and $810,132, respectively.

Contract Assets

The Company records capitalized job costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. At November 30, 2019 and May 31, 2019, the Company had $171,492 and $435,788, respectively, of contract assets.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

All network site setup costs are capitalized as construction-in-progress ("CIP"), as incurred. Once construction on the tower or billboard site is completed, the Company transfers site specific CIP to capitalized network sites and equipment costs and begins to depreciate those assets on a straight-line basis over ten years. Network radios are depreciated on a straight-line basis, typically over three to ten years. Computer hardware and software costs are capitalized at cost and depreciated on a straight-line basis over three to five years. Furniture and fixtures are capitalized at cost and depreciated on a straight-line basis over useful lives ranging from five to seven years.

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

On November 15, 2019, the Company entered into an asset purchase agreement with Link Labs, Inc. to purchase certain assets, including and not limited to, all work product, know-how, work in process, developments, and deliverables related to Iota Link and the Conductor system, as well as certain software, including source code that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90 and 101 spectrum for bi-directional wireless data transmission including the Conductor platform modified for provisioning and managing the Iota Link system and related intellectual property (See Note 4). As of November 30, 2019, Iota Link and the Conductor system have reached technological feasibility, and as such, appropriate costs have been capitalized.

As of November 30, 2019, there were no other software or related products that have reached technical feasibility. For the three and six months ended November 30, 2019 and 2018, approximately $1,144 and $3,288 and $403,509 and $782,524, respectively, in software development costs have been expensed within research and development costs in the unaudited condensed consolidated statements of operations.

Leases

Leases in which the Company is the lessee include leases of office facilities, office equipment, and tower and billboard space. All the Company’s leases are classified as operating leases.

The Company is obligated under certain lease agreements for office space and office equipment with lease terms expiring in 2022.

The Company leases tower and billboard space in various geographic locations across the United States, upon and through which its spectrum network is being developed. Generally, these leases are for an initial five year term with annual lease rate escalations of approximately 3%. With limited exceptions, the leases provide anywhere from one to as many as five, 5-year options to extend. Most of these leases require the Company to restore the towers and billboards to their original pre-lease condition, which creates asset retirement obligations (See Note 14).

In accordance with ASC Topic 842, Leases, and upon its adoption by the Company on June 1, 2019, the Company recognized right of use assets and corresponding lease liabilities on its unaudited condensed consolidated balance sheet for its operating lease agreements. The Company elected the package of practical expedients for its operating leases, which permits the Company not to reassess under the new standard the prior conclusions about lease identification, lease classification, and initial direct costs. See Note 19 - Leases for further discussion, including the impact of adoption on the Company’s unaudited condensed consolidated financial statements and required lease disclosures.

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are amortized over the estimated life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. During the six months ended November 30, 2019, the Company had no impairment losses relating to its intangible assets (See Note 7).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, property and equipment, and right of use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the six months ending November 30, 2019, the Company recognized impairment losses of $10,773,363 (As restated) related to long-lived assets. For the six months ending November 30, 2018, there were no impairment losses recognized for long-lived assets.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with accounting standards for Accounting for Derivative Instruments and Hedging Activities, ASC Topic 815.

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

ASC Topic 815-40 provides that, among other things, generally if an event is not within the entity’s control, or could require net cash settlement, then the contract will be classified as an asset or a liability.

Contingent Liability

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc. Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the Purchase Agreement terms and subject to the conditions set forth therein, for consideration totaling $6,100,000 (As restated) in cash and stock. Through November 30, 2019, the first of these closings had occurred for consideration totaling $3,100,000 (As restated). The contingent obligation for the second and third closings, totaling $3,000,000, has been accrued on the Company’s unaudited condensed consolidated balance sheet at November 30, 2019 as a contingent liability (See Note 4).

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

The asset retirement obligations of the Company are associated with leases for its tower and billboard site locations. For purposes of estimating its asset retirement obligations, the Company assumes lease extension options will be exercised for the tower and billboard site locations consistent with terms used for estimating the related lease liability in accordance with ASC Topic 842, consequently resulting in measurement periods of 5 - 15 years. Accretion associated with asset retirement costs is recognized over the expected term of the respective leases, including reasonably certain extension options.

Deferred Rent

The Company recognizes escalating rent provisions on a straight-line basis over the corresponding lease term. Prior to its adoption of ASC Topic 842, and for leases associated with its tower and billboard site locations, the Company assumed all lease extension options would be exercised resulting in lease terms of 5 – 30 years. For leases associated with office space, the Company assumed the initial lease term, generally 5 years. A deferred rent liability is recognized for the difference between actual scheduled lease payments and the rent expense determined on a straight-line basis. On June 1, 2019, the Company adopted ASC Topic 842 – Leases, and, as such, included all unamortized deferred rent as a component of the right of use asset for the Company’s tower, billboard, and long-term office leases.

Research & Development Costs

In accordance with ASC Topic 730-10-25, research and development costs are charged to expense when incurred. Total research and development costs were $1,144 and $3,288 and $671,544 and $2,064,234 for the three and six months ended November 30, 2019 and 2018, respectively.

License Service Costs

The Company incurs costs related to providing license services to its Spectrum Partners. These costs include frequency coordination fees and FCC filing fees. Per the Company’s accounting policy, these costs are expensed as incurred and totaled $72,890 and $1,029,670 and $285,840 and $405,140 for the three and six months ended November 30, 2019 and 2018, respectively, and are recorded within selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing expenses totaled $81,570 and $270,268 (As restated) and $84,770 and $201,223 for the three and six months ended November 30, 2019 and 2018, respectively.

Deferred Finance Charges

Broker fees associated with the administration of the Spectrum Partners Program are capitalized as deferred financing costs offset against the revenue-based notes. These financing costs are amortized over the initial five year term of the Spectrum Partners Program. During the three months ended November 30, 2019, deferred finance charges totaling $518,146 (As restated) were written off in connection with the extinguishment of Solutions Pool revenue-based notes (See Note 11) and are included as a component of loss on extinguishment of debt in the unaudited condensed consolidated statements of operations. Amortization of deferred financing costs is recorded in interest expense, net on the unaudited condensed consolidated statements of operations, and totaled $285,518 (As restated) and $339,433 (As restated) and $53,915 and $104,601 for the three and six months ended November 30, 2019 and 2018, respectively. The amortization expense for the three and six months ended November 30, 2019 includes $190,847 (As restated) of accelerated amortization resulting from a change in the estimated life of the remaining Spectrum Partners Program revenue-based notes.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and payroll liabilities, approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes payable and convertible debentures approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all the Company’s debt, and interest payable on the notes approximates the Company’s current incremental borrowing rate. The carrying amount of lease liabilities approximates the estimated fair value for these financial instruments as management believes that such liabilities approximate the present value of the lease obligation owed over the reasonably certain term of the lease.

Net Loss Per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. All outstanding options and warrants are considered potential common stock. All outstanding convertible securities are considered common stock at the beginning of the period or at the time of issuance, if later, pursuant to the if-converted method. The dilutive effect, if any, of stock options and warrants are calculated using the treasury stock method.

Since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible securities, options, and warrants have been excluded from the Company’s computation of net loss per common share for the three and six month periods ended November 30, 2019 and 2018. The following table summarizes the potentially dilutive securities that would be included in a diluted per share calculation if the Company was in a net income position since the exercise price of these securities is less than the average market price of the common shares during the period:

	Three Months Ended
	November 30, 2019 (As restated)	November 30, 2018 (As restated)

Convertible notes	11,012,673	4,937,863
Stock options	-	229,487
Warrants	894,511	9,886,573
Potentially dilutive securities	11,907,184	15,053,923

	Six Months Ended
	November 30, 2019 (As restated)	November 30, 2018 (As restated)

Convertible notes	11,012,673	4,937,863
Stock options	-	74,236
Warrants	2,198,375	9,605,904
Potentially dilutive securities	13,211,048	14,618,003

Excluded from the common stock equivalents presented above due to pricing are 31,857,566 shares and 30,553,702 shares and 23,252,834 shares and 23,688,754 shares for the three and six months ended November 30, 2019 and 2018, respectively.

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

On June 1, 2019, the Company adopted the new lease standard using the optional transition method. The comparative financial information will not be restated and will continue to be reported under the previous lease standard in effect during those periods. In addition, the new lease standard provides several optional practical expedients in transition. The Company elected the package of practical expedients, and as such, the Company will not reassess whether expired of existing contracts are or contain a lease, will not need to reassess the lease classifications, or reassess the initial direct costs associated with expired or expiring leases. The Company did not elect the use of hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Company. The new lease standard also provides practical expedients for an entity’s ongoing accounting. The Company elected the short-term lease recognition exemption for all leases that qualify. For those leases that qualify, the Company will not recognize right of use assets or lease liabilities, including not recognizing right of use assets or lease liabilities for existing short-term leases of those assets in transition. The Company elected the practical expedient to not separate lease and non-lease components for certain classes of assets (office facilities and office equipment).

On June 1, 2019, the Company recognized right of use assets of $17,221,387, net of deferred rent liabilities of $1,975,815, and lease liabilities of $19,197,202. During the six month period ended November 30, 2019, the Company identified certain billboard leases that were erroneously not recorded as part of the initial ASC Topic 842 adoption. The Company recognized additional right of use assets and lease liabilities of $2,943,035 (As restated) for these leases. After adjustment, the total impact of the ASC Topic 842 adoption is a right of use asset of $20,164,422 (As restated), net of deferred rent liabilities of $1,975,815, and lease liabilities of $22,140,237 (As restated). When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate, which was 7.2% on June 1, 2019. The Company’s adoption of the new lease standard did not materially impact its unaudited condensed consolidated statements of operations and its statements of cash flows. No cumulative effect adjustment was recognized upon adoption as the effect was not material. See Note 19 - Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and required lease disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – RESTATEMENT AND REVISION OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2020, the Board of Directors (the “Board”) of Iota Communications, Inc. (“Iota” or the “Company”), after discussion with management of the Company, concluded that the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the three and six months ended November 30, 2019, included in the Company’s Quarterly Report on Form 10-Q and Form 10-Q/A for such period (the “Previously Issued Financial Statements”) filed with the SEC on January 22, 2020, (collectively, the “Original Form 10-Q/A”) should be restated because of certain material errors in the Previously Issued Financial Statements and should no longer be relied upon. This Note 3 to the unaudited condensed consolidated financial statements discloses the nature of the restatement and adjustments and shows the impact of the restatement as of and for the three and six months ended November 30, 2019.

The following errors were identified and corrected as part of the restatement:

A.
The Company identified certain receivables and other assets that were not properly recorded at net realizable value. In addition, the Company determined, following the completion of a third-party valuation, that certain adjustments to the recorded fair value of the assets acquired from Link Labs on November 15, 2019 were required.
B.
The Company identified errors in the assumptions used in its accounting for its tower and billboard property and equipment and the related asset retirement obligations.
C.
The Company determined that it had not properly performed the required impairment testing of long-lived assets that were not in use including property and equipment and right of use lease assets in accordance with US GAAP.
D.
The Company identified errors in the implementation and application of its accounting for leases under ASC Topic 842, Leases.
E.
The Company determined that it had failed to disclose and properly record the extinguishment of revenue-based note liabilities associated with its Solutions Pool Program.
F.
The Company identified errors in its accounting for the extinguishment of revenue-based note liabilities and the concurrent acquisition of FCC licenses and issuance of limited partnership units by Iota Spectrum Partners, LP.
G.
The Company identified certain liabilities that were not properly and fully recorded at the reasonably estimable amounts incurred.
H.
The Company identified errors in the accounting for its non-controlling interest in Iota Spectrum, Partners, LP.
I.
The Company identified errors in the accounting for its convertible debt, related equity instruments, and extinguishment thereof.
J.
The Company identified certain transactions that had been recorded to incorrect accounts and required reclassification.

	Condensed Consolidated Balance Sheet
	November 30, 2019
	Previously Reported	Adjustment	As Restated	Reference

ASSETS
Current Assets:
Cash	$203,675	$-	$203,675
Accounts receivable, net	534,404	(178,847)	355,557	A
Contract assets	171,492	-	171,492
Other current assets	599,349	(256,600)	342,749	A, G
Total Current Assets	1,508,920	(435,447)	1,073,473
Property and equipment, net	11,890,089	(4,616,847)	7,273,242	A, B, C
Right of use assets	17,926,862	(6,432,272)	11,494,590	C, D
Intangible assets, net	4,423,720	2,460,330	6,884,050	A, F
Other assets	169,076	(140,625)	28,451	A
Total Assets	$35,918,667	$(9,164,861)	$26,753,806

LIABILITIES AND DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$6,712,696	$684,608	$7,397,304	G, J
Payroll liability	1,200,249	(40,793)	1,159,456	G, J
Current portion of lease liabilities	1,179,155	482,357	1,661,512	D, J
Service obligations	97,900	-	97,900
Contract liabilities	205,245	256,838	462,083	A, J
Warranty reserve	150,000	(28,638)	121,362	G
Deferred revenue	303,269	(303,269)	-	J
Convertible notes payable, net	905,637	317,362	1,222,999	I, J
Contingent liability	3,000,000	-	3,000,000
Notes payable - related parties	911,459	(557,237)	354,222	J
Notes payable - officers and directors	-	557,237	557,237	J
Notes payable	4,331,943	730,028	5,061,971	J
Total Current Liabilities	18,997,553	2,098,493	21,096,046
Lease liabilities, net of current portion	17,729,382	1,046,108	18,775,490	D, J
Revenue-based notes, net	75,409,098	(2,308,683)	73,100,415	A, E, F
Long-term notes payable - related parties	1,176,596	(510,442)	666,154	J
Long-term notes payable - officers and directors		510,442	510,442	J
Asset retirement obligations	1,737,378	(195,608)	1,541,770	B
Total Liabilities	115,050,007	640,310	115,690,317

Commitments and Contingencies

Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized	-	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized;	24,790	1,957	26,747	E, G, I
Additional paid-in capital	37,486,851	8,889,590	46,376,441	A, E, F, G, H, I
Accumulated deficit	(119,964,868)	(18,415,925)	(138,380,793)	A, B, C, D, E, G, H, I

Total Iota Communications, Inc. Deficit	(82,453,227)	(9,524,378)	(91,977,605)
Non-controlling Interest in Variable Interest Entity	3,321,887	(280,793)	3,041,094	H
Total Deficit	(79,131,340)	(9,805,171)	(88,936,511)
Total Liabilities and Deficit	$35,918,667	$(9,164,861)	$26,753,806

	Condensed Consolidated Statements of Operations
	For the Six Months Ended November 30, 2019
	Previously Reported	Adjustment	As Restated	Reference

Net sales	$1,015,566	$(110,082)	$905,484	A, J
Cost of sales	816,916	142,760	959,676	G, J
Gross profit (loss)	198,650	(252,842)	(54,192)
Operating expenses:
Network site expenses	2,378,103	(99,056)	2,279,047	B, D, G
Research and development	3,288	-	3,288
Selling, general and administrative	5,147,867	1,546,613	6,694,480	A, B, G, I, J
Depreciation and amortization	556,829	1,065,442	1,622,271	B
Stock-based compensation	1,299,986	(85,486)	1,214,500	I
Gain on settlement of past due lease obligations	(11,167,962)	-	(11,167,962)
Loss on extinguishment of debt	-	5,857,660	5,857,660	E, I
Impairment of long-lived assets	-	10,773,363	10,773,363	C
Total operating expenses	(1,781,889)	19,058,536	17,276,647
Income (loss) from operations	1,980,539	(19,311,378)	(17,330,839)
Interest expense, net	(3,161,077)	431,124	(2,729,953)	B, E, G, I, J
Loss before provision for income taxes	(1,180,538)	(18,880,254)	(20,060,792)
Provision for income taxes	-	-	-
Net loss	(1,180,538)	(18,880,254)	(20,060,792)
Net loss attributable to non-controlling interest	(24,577)	(464,329)	(488,906)	H
Net loss attributable to Iota Communications, Inc.	$(1,155,961)	$(18,415,925)	$(19,571,886)
Net loss per common share - basic and diluted	$(0.01)	$(2.52)	$(0.08)
Weighted average shares outstanding - basic and diluted	225,778,381	7,316,397	233,094,778

	Condensed Consolidated Statements of Operations
	For the Three Months Ended November 30, 2019
	Previously Reported	Adjustment	As Restated	Reference

Net sales	$257,605	$(223,895)	$33,710	A, J
Cost of sales	102,033	(38,239)	63,794	G, J
Gross profit (loss)	155,572	(185,656)	(30,084)
Operating expenses:
Network site expenses	1,120,412	(99,056)	1,021,356	B, D, G
Research and development	1,144	-	1,144
Selling, general and administrative	572,318	1,661,197	2,233,515	A, B, G, I, J
Depreciation and amortization	283,912	1,065,442	1,349,354	B
Stock-based compensation	597,573	(85,486)	512,087	I
Gain on settlement of past due lease obligations	(11,167,962)	-	(11,167,962)
Loss on extinguishment of debt	-	5,857,660	5,857,660	E, I
Impairment of long-lived assets	-	10,773,363	10,773,363	C
Total operating expenses	(8,592,603)	19,173,120	10,580,517
Income (loss) from operations	8,748,175	(19,358,776)	(10,610,601)
Interest expense, net	(1,897,898)	(88,883)	(1,986,781)	B, E, G, I, J
Income (loss) before provision for income taxes	6,850,277	(19,447,659)	(12,597,382)
Provision for income taxes	-	-	-
Net income (loss)	6,850,277	(19,447,659)	(12,597,382)
Net loss attributable to non-controlling interest	(24,577)	(464,329)	(488,906)	H
Net income (loss) attributable to Iota Communications, Inc.	$6,874,854	$(18,983,330)	$(12,108,476)
Net income (loss) per common share - basic and diluted	$0.03	$(1.42)	$(0.05)
Weighted average shares outstanding - basic and diluted	230,721,378	13,333,010	244,054,388

In addition to the items noted above as part of the restatement, the Company identified departures from US GAAP in its historical preparation and presentation of its unaudited condensed consolidated statement of cash flows. The adjustments that follow are a result of items “A” through “J” explained above, as well as the addition of certain supplemental cash flow information as required by U.S. GAAP.

	Condensed Consolidated Statement of Cash Flows
	For the Six Months Ended November 30, 2019
	Previously Reported	Adjustment	As Restated

Cash flows from operating activities:
Net loss	$(1,180,538)	$(18,880,254)	$(20,060,792)
Adjustments to reconcile net loss to net cash used in operating activities	(6,274,449)	17,759,496	11,485,047
Changes in operating assets and liabilities	617,323	1,318,914	1,936,237
Net cash used in operating activities	(6,837,664)	198,156	(6,639,508)
Net cash used in investing activities	(3,889)	(28,503)	(32,392)
Net cash provided by financing activities	6,256,726	(169,653)	6,087,073
Net decrease in cash	(584,827)	-	(584,827)
Cash - beginning of period	788,502	-	788,502
Cash - end of period	$203,675	$-	$203,675

Supplemental cash flow information:
Intangible assets acquired in connection with Link Labs acquisition	$4,155,335	$(855,335)	$3,300,000
Software acquired in connection with Link Labs acquisition	$2,610,000	$190,000	$2,800,000
Common stock issued for purchase of Link Labs assets	$3,765,335	$(665,335)	$3,100,000
Right of use assets recorded upon adoption of ASC 842	$19,867,608	$2,272,629	$22,140,237
Lease liabilities recorded upon adoption of ASC 842	$21,843,423	$296,814	$22,140,237
Right of use assets disposed in connection with lease modifications and decommissioning of towers	$-	$11,522,862	$11,522,862
Lease liabilities extinguished in connection with lease modifications and decommissioning of towers	$-	$12,853,201	$12,853,201
Right of use assets and lease liabilities recorded in connection with lease modifications	$-	$12,317,300	$12,317,300
Conversion of accounts payable to notes payable for Avalton, a related party	$-	$404,222	$404,222
Common stock and warrants issued for settlement of accounts payable	$887,692	$263,326	$1,151,018
Replacement of convertible notes with non-convertible note payable	$-	$4,600,000	$4,600,000
Debt discount in connection with restricted shares issued with convertible debt	$212,815	$340,680	$553,495
Receivable for revenue-based note issued	$-	$413,032	$413,032
Settlement of Solutions Pool revenue-based notes net of new issuances	$-	$3,430,707	$3,430,707
Additions to asset retirement costs	$8,774	$(2,026)	$6,748
Asset retirement obligation, revision of estimate	$-	$220,201	$220,201
Beneficial conversion feature in connection with issued and Black-Scholes market value of warrants	$2,123,903	$(1,244,242)	$879,661
Iota Spectrum Partners, LP limited partnership interests issued for contribution of intangible assets	$-	$3,430,000	$3,430,000
Original issue discount in connection with convertible debt issued	$118,830	$(118,830)	$-
Deferred finance costs in connection with convertible debt issued	$85,680	$(85,680)	$-
Note payable - related party	$911,459	$(911,459)	$-

In addition to the restatement items described above, the Company also recorded adjustments for certain immaterial misstatements in the prior periods.

During the three months ended February 28, 2019, the Company incorrectly recorded $509,996 of equity issuance fees in Selling, general, and administrative expense relating to the December 11, 2018 issuer tender offer in the unaudited condensed consolidated statements of operations. Upon further review, it was determined that these equity issuance fees should be recorded as a reduction of additional paid in capital. The Company has corrected this error to reflect the proper accounting for these fees.

During the three months ended August 31, 2019, the Company did not record certain billboard leases per their lease agreements, the correction of which is reflected within the table below. Upon further review, it was determined that these leases should be included in the Company’s implementation of ASC Topic 842 lease accounting. The Company has corrected this error to include these leases in the unaudited condensed consolidated balance sheet for the three and six months ended November 30, 2019.

During the three months ended August 31, 2019, the Company recorded $567,405 of additional paid-in capital and interest expense related to common stock issued for inducement of convertible debt holders. Upon further review, it was determined that these issuances were already recorded as a debt discount to convertible notes payable. The Company has corrected this error to reflect the correct amounts and accounting treatment for these issuances.

The following tables summarize the effects of the revisions on the financial statements for the periods reported:

Consolidated Balance Sheet as of February 28, 2019	Previously Reported	Adjustments	As Revised
Additional paid-in capital	$20,574,650	$(509,996)	$20,064,564
Accumulated deficit	$(102,867,832)	$509,996	$(102,357,836)

Consolidated Statement of Operations for the 3 months ended February 28, 2019	Previously Reported	Adjustment	As Revised
Selling, general and administrative	$2,883,924	$(509,996)	$2,373,928
Net loss	$(13,603,661)	$509,996	$(13,093,665)
Basic and diluted net loss per share	$(0.07)	$0.00	$(0.07)

Consolidated Statement of Operations for the 9 months ended February 28, 2019	Previously Reported	Adjustments	As Revised
Selling, general and administrative	$12,364,253	$(509,996)	$11,854,257
Net loss	$(40,256,330)	$509,996	$(39,746,334)
Basic and diluted net loss per share	$(0.25)	$0.01	$(0.24)

Consolidated Balance Sheet as of May 31, 2019	Previously Reported	Adjustments	As Revised
Additional paid-in capital	$24,539,004	$(509,996)	$24,029,008
Accumulated deficit	$(119,318,903)	$509,996	$(118,808,907)

Consolidated Statement of Operations for the year ended May 31, 2019	Previously Reported	Adjustments	As Revised
Selling, general and administrative	$16,730,695	$(509,996)	$16,220,699
Net loss	$(56,777,401)	$509,996	$(56,267,405)
Basic and diluted net loss per share	$(0.32)	$0.00	$(0.32)

Consolidated Balance Sheet as of August 31, 2019	Previously Reported	Adjustment	As Restated
Right of use assets	$16,718,780	$2,653,090	$19,371,870
Current portion of lease liabilities	$2,595,994	$137,574	$2,733,568
Lease liabilities, net of current portion	$15,956,589	$2,515,516	$18,472,105
Additional paid-in capital	$27,073,827	$(1,077,401)	$25,996,426
Accumulated deficit	$(127,344,968)	$1,072,651	$(126,272,317)
Total stockholders' deficit	$(100,248,781)	$(4,750)	$(100,253,531)

Consolidated Statement of Operations for the 3 months ended August 31, 2019	Previously Reported	Adjustment	As Restated
Selling, general and administrative	$4,582,066	$4,750	$4,586,816
Interest expense, net	$(1,256,662)	$567,405	$(689,257)
Net loss	$(8,026,065)	$(562,655)	$(7,463,410)
Basic and diluted loss per share	$(0.04)	$(0.00)	$(0.04)

NOTE 4 – ACQUISITIONS

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

●
Iota Networks outstanding 14,559,737 profit participation units (“PPUs”) were exchanged for an aggregate of 15,824,972 shares of Iota Communications’ common stock;

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

As a result of the exchange of the PPUs for the 15,824,972 shares of Iota Communications’ common stock, the Company recognized approximately $5,967,000 of stock-based compensation expense for the period ended November 30, 2018.

The Warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The Warrants provide for the purchase of shares of Iota Communications’ common stock an exercise price of $0.3753 per share. The Warrants are exercisable for cash only. The number of shares of common stock to be deliverable upon exercise of the Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these Warrants, Iota Communications recognized approximately $3,992,000 of stock-based compensation expense for the period ended November 30, 2018.

Immediately following the Merger, Iota Communications had 196,279,076 shares of common stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,434,034 shares of common stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications. The Merger has been treated as a recapitalization and reverse acquisition for financial accounting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in the financial statements and filings with the Securities and Exchange Commission.

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

The Company obtained a third-party valuation on the fair value of the assets acquired and liabilities assumed for use in the purchase price allocation, as well as the value of the consideration exchanged in the Merger. It was determined that the market price of the Company’s common stock was not the most readily determinable measurement for calculating the fair value of the consideration, and instead the estimation was based on an income approach to value the equity interest exchanged.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets and prepaid expenses	354,955
Fixed assets, net	20,291
Security deposit	30,289
Total tangible assets	1,135,757

Assumed liabilities:
Accounts payable	2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible debentures, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	6,383,046

Net tangible assets (liabilities)	(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	210,000
Customer base	17,000
Tradenames – trademarks	510,500
Non-compete agreements	140,500
Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)(c.)	$5,249,891

a. These intangible assets have a useful life of 4 to 5 years (See Note 7). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for the entity-specific factors, including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

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

c. At May 31, 2019, the Company performed an impairment analysis on Goodwill, and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit, management determined that Goodwill was impaired. The Company recorded a $5,249,891 impairment charge for the fiscal year ended May 31, 2019, to write-down Goodwill to $0.

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

Link Labs Asset Acquisition

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc., a Delaware corporation (“Link Labs”) and completed the first closing thereunder. Link Labs is the creator of (i) Symphony Link, a low power, wide area wireless network platform that allows for monitoring and two-way communication with IoT network devices, and (ii) Conductor, which is an enterprise-grade data and network management service for use with Symphony Link.

Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for total consideration of cash and stock. The Purchased Assets consist of:

(i) All work product, know-how, work in process, developments, and deliverables related to the Iota Link system under development by Link Labs, including hardware designs, firmware, and related documentation;

(ii) All work product, know-how, work in process, developments, and deliverables related to the Conductor system associated with the Iota Link system under development by Link Labs prior to transfer of the source code to Iota Link; and

(iii) All software, including source code, as of the first closing, that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90, and 101 spectrum for bi-directional wireless data transmission (collectively, the “Iota Exclusive Business”), including the Conductor platform modified for provisioning and managing the Iota Link system, for use by the Company in furtherance of the Iota Exclusive Business (the “Purchased Software”). The assets in (i), (ii) and (iii) represent the Purchased Assets at the first closing (the “First Closing Assets”).

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

At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock to Link Labs for consideration totaling $3,100,000 (As restated). The Company also made a cash payment of $215,333 to Link Labs at the first closing, representing a partial payment on certain overdue invoices.

The second closing under the Purchase Agreement was required to take place no later than December 31, 2019 and the third and final closing will take place on the date on which the purchase consideration has been paid in full. At the third and final closing, the Company will acquire the Final Closing Assets. See Note 22, Subsequent Events, for details on the second and third closing including the required payment of $3,000,000 to Link Labs, which is accrued as a contingent liability on the Company’s unaudited condensed consolidated balance sheet at November 30, 2019, and the final required payment of $430,666 on certain overdue invoices, which is accrued within accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet at November 30, 2019.

The Company and Link Labs also entered into a Grant-Back License Agreement on the first closing date pursuant to which, subject to the terms and conditions set forth therein, the Company granted an exclusive, world-wide, royalty-free license to Link Labs for its use of the Purchased Intellectual Property. The Company has not assigned any value to the Grant-Back License as Link Labs’ future use, if any, is not presently known, and the license does not have a readily determinable market value.

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

Asset acquisitions are measured based on their cost to the Company, including transaction costs. Asset acquisition costs, or the consideration transferred by the Company, are assumed to be equal to the fair value of the net assets acquired. If the consideration transferred is cash, measurement is based on the amount of cash the Company paid to the seller as well as transaction costs incurred. Consideration given in the form of nonmonetary assets, liabilities incurred, or equity interests issued is measured based on either the cost to the Company or the fair value of the assets or net assets acquired, whichever is more clearly evident. Goodwill is not recognized in an asset acquisition.

Management, assisted by third-party valuation specialists, determined the fair value of the assets acquired from Link Labs as of the transaction date is $6,100,000 as summarized below (As restated):

Tangible assets acquired:
Software	$2,800,000

Intangible assets acquired:
Research and development and Patents (1)	3,300,000
Total assets acquired	$6,100,000

Purchase consideration:
12,146,241 shares of IOTC Common Stock	$3,100,000
Cash payment (2)	1,000,000
Notes payable (2)	2,000,000
Total purchase consideration:	$6,100,000

(1)
The Company determined that the acquired in-process research and development has future alternative use to the Company and its continued research and development. As such, the acquired asset was not written off upon acquisition.
(2)
As the second and third closing have not been completed as of November 30, 2019, the Company recorded the $1,000,000 cash payment and the $2,000,000 in notes payable as a contingent liability on the November 30, 2019 unaudited condensed consolidated balance sheet.

Management determined the estimated fair value of the software using the cost approach and the estimated fair values of the research and development and patents using the income approach. Significant data and assumptions used in the valuations included annual return on investment rates, discount rates, and management forecasts. Annual return on investment rates and discount rates for each asset were selected based on judgment of relative risk and approximate rates of returns investors in the subject assets might require. While management believes the assumptions, estimates, appraisal methods, and ensuing results are appropriate and represent the best evidence of fair value in the circumstances, modification or use of other assumptions or methods could have yielded different results.

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of:

	November 30, 2019 (As restated)	May 31, 2019

Prepaid expenses	$317,771	$630,746
Prepaid inventory	24,978	5,000
Total other current assets	$342,749	$635,746

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	November 30, 2019 (As restated)	May 31, 2019

Network sites and equipment	$7,870,135	$8,524,194
Network radios	543,946	543,946
Construction in progress	2,650,858	4,606,949
Computer software	2,816,727	16,142
Computer hardware	12,942	120,105
Furniture and fixtures	22,010	72,656
	13,916,618	13,883,992
Less: accumulated depreciation	(3,939,805)	(3,759,229)
Less: impairment charge	(2,703,571)	-
Property and equipment, net	$7,273,242	$10,124,763

Total depreciation expense for the three and six months ended November 30, 2019 and 2018 was $1,340,585 (As restated) and $1,604,733 (As restated) and $254,045 and $511,427, respectively. During the three months ended November 30, 2019, the Company recognized an impairment charge of $2,703,571 (As restated) against its construction in progress and network sites and equipment.

NOTE 7 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of November 30, 2019 and May 31, 2019:

	Useful life	November 30, 2019 (As restated)	May 31, 2019

FCC licenses (1)		$3,430,000	$114,950
Research & development and Patents	5 years	3,300,000	-
Tradename/marks	5 years	165,900	510,500
Non-compete	3 years	5,688	140,500
IP/Technology	5 years	-	210,000
Customer base	5 years	-	17,000
		6,901,588	992,950
Less accumulated amortization		(17,538)	(90,750)
Less impairment charge		-	(615,662)
Total		$6,884,050	$286,538

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

The weighted average remaining useful life of identifiable intangible assets is 5.0 years (As restated).

Amortization of identifiable intangible assets for the three and six months ended November 30, 2019 and 2018 was $8,769 (As restated) and $17,538 (As restated) and $45,735 and $45,735, respectively.

As of November 30, 2019, the estimated annual amortization expense for the remaining fiscal year is approximately $375,000. Estimated annual amortization expense for each of the next four fiscal years is approximately $694,000 per year through 2024, and approximately $303,000 in 2025.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following amounts:

	November 30, 2019 (As restated)	May 31, 2019

Accounts payable	$5,137,289	$14,136,259
Tower and billboard rent accrual	-	2,910,483
Accrued expenses	2,260,015	1,516,808
	$7,397,304	$18,563,550

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (See Note 19). As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the lessor of $11,167,962. Pursuant to the Collocation Agreement, the third-party lessor forgave the past due balance, and the Company recorded a gain on settlement for the full amount, which is included in operating expenses on the unaudited condensed consolidated statement of operations.

NOTE 9 – WARRANTY RESERVE

As of November 30, 2019, the Company has recognized a warranty reserve of $121,362. Warranty expense (recovery) was $(231,238) and $(192,519) and $0 and $39,122 for the three and six months ended November 30, 2019 and 2018, respectively.

The following table provides a rollforward of the Company’s warranty reserve:

Opening balance, May 31, 2019	$313,881
Accrual for warranties issued	56,436
Adjustments made	(248,955)
Ending balance, November 30, 2019 (as restated)	$121,362

NOTE 10 – CONVERTIBLE DEBENTURES AND NOTES PAYABLE

Convertible debentures, net of debt discount, consists of the following amounts:

	November 30, 2019 (As restated)	May 31, 2019

LIBOR + 10% Convertible note payable, due October 31, 2019 – AIP	$-	$2,283,198
LIBOR + 10% Convertible note payable, due December 7, 2019 – AIP	-	1,000,000
LIBOR + 10% Convertible note payable, due May 24, 2020 – AIP	-	1,000,000
10% Convertible note payable due June 19, 2020	150,000	150,000
8% Convertible note payable due January 31, 2020	365,000	17,098
8% Convertible note payable, due March 31, 2020	125,635	-
8% Convertible note payable, due April 30, 2020	426,695	-
8% Convertible note payable, due May 1, 2020	155,669	-
	$1,222,999	$4,450,296

The above convertible notes included debt discounts totaling $1,557,068 (As restated) and $796,509 as of November 30, 2019 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $776,300 (As restated) and $964,431 (As restated) and $223,516 and $223,516 for the three and six months ended November 30, 2019 and 2018, respectively. The total unamortized debt discount was $893,888 (As restated) and $312,902 at November 30, 2019 and May 31, 2019, respectively.

Notes payable consists of the following amounts:

	November 30, 2019 (As restated)	May 31, 2019

Note payable, dated October 4, 2019, with interest at LIBOR + 10% – AIP	$4,600,000	$-
Note payable, dated August 11, 2016, currently in default, with interest of 12%	150,000	150,000
Note payable, dated March 1, 2017, currently in default, with interest at 12%	100,000	100,000
Notes payable dated 2011, currently in default, at interest of 8%	74,812	74,812
Notes payable dated 2011, currently in default, at interest of 0% to 16%	67,159	84,290
Note payable, dated April 20, 2018, currently in default, with interest at 10%	50,000	50,000
Note payable, dated March 31, 2016, currently in default, with interest at 12%	10,000	10,000
Note payable, dated May 6, 2016, currently in default, with interest at 12%	10,000	10,000
	$5,061,971	$479,102

Total expense related to interest for the above convertible debentures and notes payable was $151,323 (As restated) and $656,388 (As restated) and $15,162 and $15,162 for the three and six months ended November 30, 2019 and 2018, respectively.

Convertible Debentures Assumed in Merger

On June 19, 2018, Iota Communications entered into a convertible note payable for $150,000 with interest at 10%, due June 19, 2019, convertible in 180 days at an exercise price equal to a 40% discount of lowest trading price of Iota Communications’ common stock over the 20 trading days prior to conversion. On June 19, 2019, the Company entered into a second amendment with the noteholder extending the maturity date to June 19, 2020 and made a payment of $67,397 representing accrued interest on the note. Interest expense on this note was $0 (As restated) and $67,397 (As restated) and $3,740 and $3,740 for the three and six months ended November 30, 2019 and 2018, respectively.

Convertible Debentures and Notes Payable Issued Post-Merger

September 18, 2018

On September 18, 2018, the Company entered into a Securities Purchase Agreement (the “September 2018 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $400,000, the investor purchased (a) a Convertible Promissory Note in the original principal amount of $440,000 (the “September 2018 Convertible Note”), (b) warrants (the “September 2018 Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock (the “September 2018 Purchase and Sale Transaction”). The Company used the net proceeds from the September 2018 Purchase and Sale Transaction for working capital and general corporate purposes.

The September 2018 Convertible Note has an original principal balance of $440,000 (taking into consideration a $40,000 original issue discount received by the investor), and a stated maturity date of March 31, 2019. Upon issuance of the September 2018 Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the September 2018 Convertible Note, which is also payable on maturity.

On May 21, 2019, the Company entered into an agreement to settle the September 2018 Convertible Note. The Company agreed to issue the investor 1,330,000 shares of common stock in order to settle the outstanding balance, however, in the event the fair value of the shares did not exceed $665,000, the difference would remain as a convertible note under the same terms as the original convertible note, but with an extended maturity date of May 1, 2020. In connection with the settlement, the Company issued 1,330,000 shares of common stock valued at $481,943. As of November 30, 2019, the outstanding principal balance on the September 2018 Convertible Note and unamortized debt discount totaled $183,057 (As restated) and $27,388 (As restated), respectively.

The September 2018 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share. The September 2018 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September 2018 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

May 21, 2019

On May 21, 2019, the Company entered into a Securities Purchase Agreement (the “May 2019 Purchase Agreement”) with an “accredited investor” , pursuant to which, for a purchase price of $300,000, the investor purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “May 2019 Convertible Note”), (b) warrants (the “May 2019 Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock. The Company used the net proceeds for working capital and general corporate purposes.

The May 2019 Convertible Note has a principal balance of $330,000 (taking into consideration a $30,000 original issue discount received by the investor), and a stated maturity date of November 30, 2019. Upon issuance of the May 2019 Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the May 2019 Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the May 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the May 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the May 2019 Convertible Note may be converted into shares (“May 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of May 2019 Convertible Note Conversion Shares. The Company may redeem the May 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the May 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the May 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the May 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the May 2019 Convertible Note, plus any accrued and unpaid interest. If, while the May 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the May 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the May 2019 Convertible Note. The Company has granted the investor piggyback registration rights with respect to the May 2019 Convertible Note Conversion Shares.

The May 2019 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The May 2019 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the May 2019 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the May 2019 Convertible Note resulted in a discount totaling $147,306 (As restated) related to the conversion feature, a discount from the issuance of warrants of $121,531 (As restated) valued using the Black-Scholes Method, and a discount from the issuance of 100,000 shares of restricted stock for $31,163 (As restated). Total straight-line amortization of these discounts totaled $190,596 (As restated) and $347,902 (As restated) during the three and six months ended November 30, 2019. Total interest expense on this note was $6,654 and $13,200 for the three and six months ended November 30, 2019.

On November 29, 2019, the Company entered into an amendment in connection with the May 2019 Convertible Note. Pursuant to the amendment, the maturity date was extended to January 31, 2020 and $35,000 was added to the outstanding principal balance which the Company amortized as interest expense for the three and six months ended November 30, 2019.

September 16, 2019

On September 16, 2019, the Company entered into a Securities Purchase Agreement (the “September 2019 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the investor purchased (a) a Convertible Promissory Note in the principal amount of $330,000 (the “September 2019 Convertible Note”), (b) warrants (the “September 2019 Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 150,000 restricted shares of the Company’s common stock (the “September 2019 Purchase and Sale Transaction”). On September 16, 2019, the Company issued 150,000 restricted shares of the Company’s common stock. The Company used the net proceeds from the September 2019 Purchase and Sale Transaction for working capital and general corporate purposes.

The September 2019 Convertible Note has a principal balance of $330,000 (taking into consideration a $30,000 original issue discount received by the investor), and a stated maturity date of March 31, 2020. Upon issuance of the September 2019 Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the September 2019 Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the September 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the September 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the September 2019 Convertible Note may be converted into shares (“September 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of September 2019 Convertible Note Conversion Shares. The Company may redeem the September 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the September 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the September 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the September 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the September 2019 Convertible Note, plus any accrued and unpaid interest. If, while the September 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the September 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the September 2019 Convertible Note. The Company has granted the investor piggyback registration rights with respect to the September 2019 Convertible Note Conversion Shares.

The September 2019 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The September 2019 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the September 2019 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the September 2019 Convertible Note resulted in a discount from the beneficial conversion feature totaling $163,058 (As restated), a discount from the issuance of warrants of $101,840 (As restated) valued using the Black-Scholes Method, a discount from the issuance of 150,000 shares of restricted stock for $35,102 (As restated), and a $30,000 original issue discount. Total straight-line amortization of these discounts totaled $125,635 and $125,635 during the three and six months ended November 30, 2019, respectively. Total interest expense on this note was $5,500 and $5,500 for the three and six months ended November 30, 2019, respectively.

October 3, 2019

On October 3, 2019, the Company entered into a Securities Purchase Agreement (the “October 2019 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $250,000, the investor purchased (a) a Convertible Promissory Note in the principal amount of $225,000 (the “October 2019 Convertible Note”) and (b) 100,000 restricted shares of the Company’s common stock (the “October 2019 Purchase and Sale Transaction”). On October 3, 2019, the Company issued 100,000 restricted shares of the Company’s common stock. The Company used the net proceeds from the October 2019 Purchase and Sale Transaction for working capital and general corporate purposes.

The October 2019 Convertible Note has a principal balance of $250,000 (taking into consideration a $25,000 original issue discount received by the investor), and a stated maturity date of April 30, 2020. Upon issuance of the October 2019 Convertible Note, a one-time interest charge of 8% was applied to the principal amount of the October 2019 Convertible Note, which is also payable on maturity. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the October 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the October 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the October 2019 Convertible Note may be converted into shares (the “October 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of October 2019 Convertible Note Conversion Shares. The Company may redeem the October 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the October 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the October 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the October 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the October 2019 Convertible Note, plus any accrued and unpaid interest. If, while the October 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the October 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the October 2019 Convertible Note. The Company has granted the investor piggyback registration rights with respect to the October 2019 Convertible Note Conversion Shares.

The issuance of the October 2019 Convertible Note resulted in a discount from the beneficial conversion feature totaling $70,197, a discount from the issuance of 100,000 shares of restricted stock for $34,483, and a $25,000 original issue discount. On October 13, 2019, the Company repaid the October 2019 Convertible Note in full. As a result of repayment, the total debt discount associated with the October 2019 Convertible Note was expensed at November 30, 2019. Total straight-line amortization of these discounts totaled $129,680 and $129,680 during the three and six months ended November 30, 2019. Total interest expense on this note was $3,333 and $3,333 for the three and six months ended November 30, 2019.

October 29, 2019

On October 29, 2019, the Company entered into a Securities Purchase Agreement (the “Oasis Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $1,088,830, the investor purchased (a) a Promissory Note in the principal amount of $1,000,000 (the “Oasis Note”), (b) warrants (the “Oasis Warrants”) to purchase 3,888,679 shares of the Company’s common stock and (c) 969,697 restricted shares of the Company’s common stock. On October 29, 2019, the Company issued 969,697 restricted shares of the Company’s common stock to the investor. The Company used the net proceeds for working capital and general corporate purposes.

The Oasis Note has a principal balance of $1,088,830 (taking into consideration a $63,830 original issue discount received by the investor and $25,000 in fees), and a stated maturity date of April 30, 2020. Upon issuance of the Oasis Note, a one-time interest charge of 8% was applied to the principal amount of the Oasis Note, which is also payable on maturity. Upon the occurrence of any event of default, the Oasis Note will become immediately due and payable and the Company will pay to the investor an amount equal to 135% (plus an additional 5% per each additional Event of Default) multiplied by the then outstanding entire balance of the Oasis Note (including unpaid principal and accrued interest) plus Default Interest from the date of the Event of Default, if any, plus any amounts owed to the investor (collectively, in the aggregate of all of the above, the “Default Amount”). Upon an Event of Default, the investor will have the right at any time thereafter to convert all or any part of the Oasis Note (including without limitation, accrued and unpaid interests, Default Interest, and any other amounts owed to the investor under the Note) into fully paid and non-assessable shares of the Company’s common stock at the conversion price, which is equal to the lesser of (i) $0.50 and (ii) 50% of the lowest VWAP of the common stock during the thirty Trading Day period ending on either (i) the last complete Trading Day prior to the conversion date or (ii) the conversion date, as determined by the investor in its sole discretion upon such conversion. If the Company fails to reserve a sufficient amount of shares of common stock as required, or fails to issue shares of common stock to the investor upon exercise by the investor, in accordance with the default terms the amount due upon demand will be the Default Amount multiplied by two. The Company has granted the investor piggyback registration rights with respect to the Conversion Shares.

The Oasis Warrants are exercisable for a period of five years from the date of issuance, at an exercise price of $0.308 per share. The Oasis Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the Oasis Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the Oasis Convertible Note resulted in a discount from the beneficial conversion feature totaling $149,668 (As restated), a discount from the issuance of warrants of $418,368 (As restated), a discount from the issuance of 969,697 shares of restricted stock for $145,055 (As restated), and $88,830 of original issue discount. Total straight-line amortization of these discounts totaled $139,786 (As restated) and $139,786 (As restated) during the three and six months ended November 30, 2019. Total interest expense on this note was $7,259 and $7,259 for the three and six months ended November 30, 2019.

AIP Financing

On October 31, 2018, the Company, entered into a Note Purchase Agreement (the “AIP Purchase Agreement”) with a group of noteholders (collectively, “AIP”), pursuant to which AIP will purchase, under certain circumstances, U.S. Libor + 10% Senior Secured Collateralized Convertible Promissory Notes of the Company (each, a “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “AIP Note Purchase and Sale Transaction”).

At the initial closing of the AIP Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “AIP Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000. The net proceeds from the AIP Initial Closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the AIP Initial Closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the Security Agent, and legal fees and expenses)), were utilized by the Company for working capital and general corporate purposes.

The AIP Convertible Note issued in the AIP Initial Closing has a principal balance of $2,500,000, and a stated maturity date on the one year anniversary of the date of issuance. The principal on the AIP Convertible Note bears interest at a rate of U.S. Libor + 10% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10% per annum. Amounts due under the AIP Convertible Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver. Upon the occurrence of an event of default under the terms of the AIP Convertible Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The Security Agent may also exercise all other rights given to the Security Agent and Holder under the AIP Purchase Agreement. The conversion price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

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

●
the Company and each Subsidiary delivered to the Security Agent (on behalf of itself and the Holder) a notarized affidavit of Confession of Judgment to further secure all the Company’s obligations under the AIP Purchase Agreement and the AIP Convertible Note;

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

On December 7, 2018, the Company drew Convertible Note Tranche #2 (“Tranche #2”) totaling $1,000,000, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the October 31, 2018 Note Purchase Agreement with AIP, with a maturity date of December 7, 2019. The principal on Tranche #2 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #2 may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

On May 24, 2019, the Company drew Convertible Note Tranche #3 (“Tranche #3”) totaling $1,000,000, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the AIP Purchase Agreement, with a maturity date of May 24, 2020. The principal on Tranche #3 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #3 may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

During the fiscal year ended May 31, 2019, and through the six months ended November 30, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant conditions. The following terms were changed as a result of the waiver and amendment agreements:

●
Waiver was conditioned upon (i) one of the Company’s major vendors agreed in writing to extend the December 31, 2019 date on which the balloon payment is due to the earlier of (a) the date on which the Company raises $20,000,000 of equity capital or (b) the date of written approval by AIP for payment of such balloon payment; and (ii) the conversion price of the AIP Convertible Notes (Tranche #1, Tranche #2, and Tranche #3) was changed from $1.50 to $1.00 per share.

●
The Company may issue, and the holders may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date of 60 days following the execution of the AIP Agreement and Waiver if (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10,000,000 in common or preferred equity.

●
The AIP Note Purchase and Sale Transaction was amended in its entirety to read as follows with respect to a monthly pay down: “Beginning May 2019, the Company will pay down the outstanding principal amount in an amount equal to $50,000 at the beginning of each month.”

●
The holders agreed to extend the maturity date for Tranches #1, #2, and #3 of the AIP Note Purchase and Sale Transaction by six months if (i) the Company’s shares become listed on Nasdaq before the existing maturity date or (ii) the weighted average price of the Company’s shares exceeds two times the conversion price for 20 consecutive trading days, each with a daily volume of 300,000 shares or more.

On August 1, 2019, the Company drew Convertible Note Tranche #4 (“Tranche #4”) totaling $500,000, including $60,680 of deferred financing costs, receiving net proceeds of $439,320 against the AIP Note Purchase Agreement, with a maturity date of August 1, 2020. In connection with Tranche #4, the Company issued 2,000,000 restricted shares of the Company's common stock on August 29, 2019, resulting in a debt discount of $307,962 (As restated). The principal on Tranche #4 bears an interest rate of U.S. Libor + 10% per annum, which is also payable on maturity. Amounts due under Tranche #4 may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.00 per share. Total straight-line amortization for this transaction amounted to $34,935 (As restated) and $65,760 (As restated) for the three and six months ended November 30, 2019.

On October 4, 2019, the Company entered into a secured non-convertible note (the “AIP Replacement Note”) with AIP Global Macro Fund, L.P. for a principal amount of $4,600,000 with a maturity date of April 4, 2021. The AIP Replacement Note calls for principal payments of $50,000 per month. The outstanding principal on the note bears interest at a rate of U.S. Libor + 10% per annum. The AIP Replacement Note replaces Tranches #1, #2, #3, and #4 drawn under the AIP Purchase Agreement. Due to the AIP Replacement Note not having a conversion feature and replacing the convertible tranches under the AIP Purchase Agreement, the Company treated the transaction as an extinguishment of debt as per ASC Topic 470-50 Debt – Modifications and Extinguishment.

On October 4, 2019, the Company entered into an Agreement and Extension (the “AIP Extension Agreement”) with AIP to satisfy certain covenant conditions relative to the AIP Purchase Agreement. The following terms were agreed to as a result of the AIP Extension Agreement:

●
No later than October 16, 2019, (i) the Company will make a principal payment on the tranches stemming from the AIP Purchase Agreement in the amount of $33,197 and (ii) the tranches are cancelled and replaced by the AIP Replacement Note with a principal amount of $4,600,000;

●
The Company will issue AIP warrants to purchase up to 14,500,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (of which 4,350,000 were issued on December 18, 2019), as follows:

o
The five-day volume weighted average price of the Company’s common stock on the last trading day of each calendar month (the “VWAP”) will be computed. If the VWAP for any month is less than the VWAP for the previous month, the Company will issue to the Noteholders, upon written request of AIP, up to 1,450,000 new warrants for each such $0.01 decrease;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on April 4, 2020 if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on October 4, 2020, if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) on the maturity date of the AIP Replacement Note.

●
The Company issued AIP 1,000,000 shares of the Company’s common stock on October 22, 2019, with a fair value of $0.33 per share. If the Company does not prepay the AIP Replacement Note on April 4, 2020, the Company will issue AIP an additional 1,000,000 shares of the Company’s common stock on such date. If the Company does not prepay the AIP Replacement Note on October 4, 2020, the Company will issue AIP an additional 1,000,000 shares of the Company’s common stock on such date.

In connection with the debt extinguishment, the Company recognized a loss of $1,776,580 (As restated), which consists of the estimated fair value of the 4,350,000 warrants to be issued using the Black-Scholes Method of $1,176,375 (As restated), the fair value of the 1,000,000 shares of Company common stock to be issued of $289,900 (As restated), and the write-off of $310,305 (As restated) of net unamortized debt issuance costs outstanding.

The total amount recorded as interest expense, including amortization of debt discount, for the above notes was $163,566 (As restated) and $285,358 (As restated) and $449,442 and $493,241 for the three and six months ended November 30, 2019 and 2018, respectively.

NOTE 11 – REVENUE-BASED NOTES AND ACCRUED INTEREST

Revenue-based notes and accrued interest consists of the following:

	November 30, 2019 (As restated)	May 31, 2019
Spectrum Partners Program	$67,340,367	$68,253,496
Solutions Pool Program	3,430,530	6,861,237
Reservation Program	2,045,075	2,045,075
Accrued interest on Reservations Program	341,272	243,820
Total revenue-based notes	73,157,244	77,403,628
Financing costs, unamortized	(56,829)	(914,408)
Total revenue-based notes, net	$73,100,415	$76,489,220

Maturities of the revenue-based notes over the next five years are not readily determinable because of the uncertainty of the amount of future revenues subject to the revenue pools described below.

Spectrum Partners Program

The Company’s Spectrum Partners Program includes non-interest-bearing revenue-based notes and represents a noncurrent liability of the Company, which is a component provision of Iota Network’s spectrum lease agreements with its licensees. The Company determined that due to the provisions of ASC Topic 470-10-25, the Company’s “significant continuing involvement in the generation of the cash flows due to the Spectrum Partners,” that the Company should record this as a debt obligation as opposed to deferred income.

The source of repayment is the respective licensees' allocable shares of a quarterly revenue pool established by the Company, payable one quarter in arrears. The revenue pool consists of ten percent of the monthly recurring revenue generated from the operation of the Company's network during each fiscal quarter. Recurring network revenues are limited to revenues collected on a continuing basis for the provision of machine-to-machine communication services for the Company's network clients, and are net of all refunds of recurring revenue, including customer or reseller discounts, commissions, referral fees, and/or revenue sharing arrangements. Specifically excluded revenues include: revenues from Network Hosting Services; revenues collected to construct licenses; brokerage fees and commissions; and any one-time nonrecurring revenue including set-up, installation, termination, and nonrecurring services; return/restocking revenue; revenues from sales or analysis of network data; revenue from the sale or lease of devices; revenue from the sale of software licensing; and revenue from consulting services.

Allocation of revenue pool payments are to be applied in the following order of priority:

1.
First, to any outstanding loan amount until fully paid;
2.
Thereafter, to lease payments;
3.
If, however, the agreement has been terminated or not renewed before a payment is due, then such payment will be reduced to the amount necessary to pay the loan amount.

During the quarter ended November 30, 2019, certain licensees entered into an agreement to terminate their existing lease agreements with Iota Networks and concurrently contribute their spectrum licenses and contract rights to Iota Partners (See Note 16). The termination of the lease agreements resulted in the extinguishment of debt from the Company’s balance sheet. As of November 30, 2019, total revenue-based notes extinguished totaled $3,733,667 which is recorded as an increase to additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet.

Reservation Program Notes

The Company’s reservation program, initially launched in April 2017, is intended to facilitate the (i) application for FCC spectrum licenses and (ii) the build-out of FCC granted licenses and (iii) the leasing of those spectrum licenses for clients previously under contract with Smartcomm, LLC (“Smartcomm”), a related party, (the “Reservation Program”).

Pursuant to the terms of the Company’s Reservation Program, a Licensee agrees to loan funds to the Company for the purpose of constructing its spectrum licenses when granted by the FCC. The loan term is ten years with compound interest thereon at the rate of 7% per annum. Interest payments due to licensees, payable quarterly in arrears, are made from a separate reservation pool, the funding of which is based on a percentage formula of monthly recurring revenue and MHz/Pops under reservation. If, or when, a license is granted, and at such time that the Company certifies that license construction is complete, the outstanding loan amount is deemed to be paid in full. Thereafter, the licensee is transferred into the Spectrum Partners Program and future lease payments to the Licensees are made from the revenue pool related thereto and discussed above. If a FCC spectrum license is not granted within ten years of the effective date of the Reservation Program agreement effective date, then the outstanding loan amount and unpaid accrued interest becomes due and payable. The Company intends to convert all the Reservation Program notes to the Spectrum Program Partners revenue-based notes prior to expiration of the notes.

Total interest expense related to financing of this program was $61,925 and $97,452 and $33,347 and $64,889 for the three and six months ended November 30, 2019 and 2018, respectively.

Solutions Pool Program

The Company’s Solutions Pool Program, initially launched in April 2017, is intended to increase investor returns for the spectrum partners and enable them to receive additional funds from the pool. Pursuant to the terms of the Solutions Pool Program, a Licensee agrees to invest additional funds in the Company for the purpose of obtaining a larger revenue percentage payment as consideration for the additional funds. Payments due to Solutions Pool participants, payable quarterly in arrears, are made from the same Spectrum Partners revenue pool payments on a percentage formula of the total investment in the solutions pool.

During the quarter ended November 30, 2019, the Company and the Solutions Pool participants entered into agreements to terminate the prior solutions pool agreement and related notes outstanding in exchange for (1) 18,543,402 shares of the Company’s restricted common stock with a total value of $6,993,641 (As restated); and, (2) $3,430,530 (As restated) of new revenue-based obligations. A loss on the extinguishment of debt totaling $4,081,080 (As restated) was recognized as a result of the termination agreement which includes the write-off of $518,146 (As restated) of deferred financing costs related to the notes. The new revenue-based obligations are non-interest bearing, with revenue-share payable quarterly in arrears which will be derived from a revenue share pool equal to 5% of the Company’s overall revenues, not including the recurring connectivity revenues eligible for the 10% revenue pool as defined in the new Master Lease Agreement between Iota Networks and Iota Partners (See Note 16).

Total amortization expense related to deferred financing costs on revenue-based notes amounted to $285,518 (As restated) and $339,433 (As restated) and $53,915 and $104,601 for the three and six months ended November 30, 2019 and 2018, respectively. The amortization expense for the three and six months ended November 30, 2019 includes $190,847 (As restated) of accelerated amortization resulting from a change in the estimated life of the remaining Spectrum Partners Program revenue-based notes.

During the three months ended November 30, 2019, the Company recognized $607,500 of financing fees for consideration owed to certain spectrum holders for providing stand-ready backstop commitments to Iota Networks.

NOTE 12 – NOTES PAYABLE TO OFFICERS AND DIRECTORS

Short-Term Notes Payable

In April 2019, the Company issued two demand promissory notes to an officer and a director, respectively, collectively totaling $110,726. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.89%. In May 2019, the Company issued two additional demand promissory notes to two different officers, collectively totaling $62,500. The notes call for an interest rate of 2.74% per annum. In July 2019, the Company issued an additional on demand promissory note totaling $140,000 with an interest rate of 2.13% per annum. The outstanding principal balance of these loans is $317,237 and $173,769 as of November 30, 2019 and May 31, 2019, respectively. Interest accrued on these loans is $4,011 and $543 as of November 30, 2019 and May 31, 2019, respectively. Interest expense under these loans was $1,968 and $3,468 for the three and six months ended November 30, 2019, respectively.

Long-Term Notes Payable

On February 6, 2017, the Company issued a new promissory note to an officer to replace three prior notes that were held by the officer, collectively totaling $950,000. Accrued interest of $60,714 under the prior notes has been added to the principal under the new note. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty percent of the annual interest was required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. The note is scheduled to mature on December 31, 2023. As of November 30, 2019, the Company has paid $76,906 and $42,195 towards principal and accrued interest, respectively.

The note provides for alternative payments in equity, where, at the discretion of the Company, it may pay all or part of the outstanding loan balance through the issuance of shares of common stock at the fair market value of such shares at the time of issuance.

The outstanding principal balance of this loan is $750,442 and $827,348 as of November 30, 2019 and May 31, 2019, respectively. Of this amount, $240,000 and $510,442 are included in short-term notes payable and long-term notes payable, respectively, on the accompanying unaudited condensed consolidated balance sheet as of November 30, 2019. Interest accrued on this loan is $2,290 and $28,243 as of November 30, 2019 and May 31, 2019, respectively. Interest expense under this loan was $7,901 (As restated) and $16,242 and $6,805 and $13,061 for the three and six months ended November 30, 2019 and 2018, respectively.

As of the date of this report, the Company is currently in default on all outstanding notes payable to officers and directors.

NOTE 13 – NOTES PAYABLE TO RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Smartcomm Transactions and Promissory Note

The Company has engaged in transactions with Smartcomm, and its related entities, including advances of funds and allocations of shared expenses. An officer and director of the Company is the majority member in Smartcomm. Smartcomm License Services, LLC (“Smartcomm Services”) is a single member limited liability company wholly owned by Smartcomm.

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

On September 1, 2016, the Company issued a promissory note to Smartcomm with an original principal balance of $3,971,824. The note calls for periodic graduated annual adjusted rates of interest beginning at 2% and ending at 8%. Fifty percent of the annual interest is required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. The note is scheduled to mature on December 31, 2023. The note provides for alternative payments in equity, where under the Company may pay all or part of the outstanding loan balance through the issuance of shares of common stock, at the fair market value of such shares at the time of issuance. As satisfaction for a portion of this note, in April 2018 Iota Networks assumed specific license application service obligations of Smartcomm. For the six months ended November 30, 2019, Smartcomm advanced no additional funds and the Company made no payments against the note. The outstanding principal balance of this note is $666,154 as of November 30, 2019 and May 31, 2019, respectively.

Avalton, Inc. Exchange Agreement and Promissory Note

On October 16, 2019, the Company entered into an Exchange Agreement (the “Avalton Exchange Agreement”) with Avalton, Inc. (“Avalton”), a related party. An employee of the Company is the current Chief Executive Officer of Avalton. In connection with the Company’s September 23, 2019 private placement offering, the Company requested Avalton to exchange $800,000 of debt (the “Avalton Exchanged Debt”) in exchange for shares of the Company’s common stock at $0.32 per share (the “Avalton Exchange”). As per the Avalton Exchange Agreement, the Company issued 2,500,000 shares of the Company’s common stock on October 16, 2019. As a result, the Company recorded a loss on settlement of liability of $50,000 for the three months ended November 30, 2019.

Pursuant to the Avalton Exchange, the Company is to repay the remaining $404,222 balance of the debt owed to Avalton according to the following payment schedule: (i) $50,000 on the date of the Avalton Exchange Agreement, (ii) $50,000 on November 15, 2019, (iii) $150,000 on December 15, 2019, and (iv) the balance of $154,222 on January 15, 2020. As of November 30, 2019, the outstanding balance of the debt owed to Avalton is $354,222.

As of the date of this report, the Company is currently in default on all outstanding notes payable to related parties.

NOTE 14 – ASSET RETIREMENT OBLIGATIONS

The following is a summary of the Company’s asset retirement obligations:

	November 30, 2019 (As restated)	May 31, 2019
Balance, beginning of period	$1,771,227	$1,676,932
Liabilities incurred	6,748	40,989
Tower decommission write-off	(67,710)	-
Accretion expense	51,706	53,306
Revision of estimate	(220,201)	-
Balance, end of period	$1,541,770	$1,771,227

Accretion expense related to the asset retirement obligations was $25,427 (As restated) and $51,706 (As restated) and $13,149 and $26,401 for the three and six months ended November 30, 2019 and 2018, respectively.

NOTE 15 – STOCKHOLDERS’ EQUITY

Convertible Preferred Stock

On April 28, 2017, the Company’s Board of Directors adopted resolutions authorizing an amendment (the “Amendment”) to the Company’s amended certificate of incorporation to authorize the Board of Directors, without further vote or action by the stockholders, to create out of the unissued shares of the Company’s preferred stock, par value $0.0001 per share (“Preferred Stock”), series of Preferred Stock and, with respect to each such series, to fix the number of shares, designations, preferences, voting powers, qualifications, and special or relative rights or privileges as the Board of Directors will determine, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights, and preemptive rights (the “Board Authorization”). Upon effectiveness of the Amendment, the Board of Directors has authority to issue shares of Preferred Stock from time to time on terms it may determine, to divide shares of Preferred Stock into one or more series, and to fix the designations, preferences, privileges, and restrictions of Preferred Stock, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preference, and the number of shares constituting any series or the designation of any series to the fullest extent permitted by the General Corporation Law of Delaware. The issuance of Preferred Stock could have the effect of decreasing the trading price of the common stock, restricting dividends on the capital stock, diluting the voting power of the common stock, impairing the liquidation rights of the capital stock, or delaying or preventing a change in control of the Company.

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of November 30, 2019 and May 31, 2019. Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4% per annum of the stated value, and are payable quarterly in arrears in cash on the first day of March, June, September, and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of November 30, 2019, the Company had no undeclared dividends in arrears.

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17). As of November 30, 2019, the Company has issued 6,919,782 shares of common stock and 1,383,957 warrants and has received $2,052,482 in cash proceeds, net of $161,638 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 366,748 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17). The warrants issued were valued at $118,435 (As restated) using the Black-Scholes Method.

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering, pursuant to which the Company will be obligated to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares of common stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the SEC reviews and has written comments to the Registration Statement. As of the date of this report, the Company has not filed the Registration Statement required under the terms of the September 2019 Offering.

Equity Transactions During the Period

Issuance of Common Stock

During the three months ended August 31, 2019, the Company issued 445,000 shares of common stock with a range of fair values of $0.42 - $0.44 per share to various employees in lieu of cash for compensation.

During the three months ended August 31, 2019, the Company issued 300,000 shares of common stock with a fair value of $0.63 per share to vendors for satisfaction of outstanding payables.

During the three months ended August 31, 2019, the Company issued 408,736 shares of common stock to investors as a result of the exercise of warrants, of which, 324,000 shares of common stock were issued as a cashless exercise with a fair value of $0.67 per share and 84,736 shares of common stock were issued with a fair value of $0.01 per share (See Note 17).

During the three months ended August 31, 2019, the Company issued 2,100,000 shares of common stock with a range of fair values of $0.42 - $0.55 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended August 31, 2019, the Company issued 1,133,334 shares of common stock with a range of fair values of $0.58 - $0.74 per share to consultants for services rendered.

During the three months ended November 30, 2019, the Company issued 6,919,782 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended November 30, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $0.34 per share to vendors for satisfaction of outstanding payables.

During the three months ended November 30, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $0.37 per share to investors in connection with the extinguishment of existing convertibles notes payable (See Note 10).

During the three months ended November 30, 2019, the Company issued 18,543,405 shares of common stock with a range of fair values of $0.28 - $0.41 per share to investors in connection with the settlement of the Solutions Pool Program (See Note 11).

During the three months ended November 30, 2019, the Company issued 12,146,241 shares of common stock to Link Labs, Inc. pursuant to the Purchase Agreement dated November 15, 2019 (See Note 4), with a total value of $3,100,000.

During the three months ended November 30, 2019, the Company issued 1,816,364 shares of common stock with a range of fair values of $0.31 - $0.40 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended November 30, 2019, the Company issued 947,499 shares of common stock with a range of fair values of $0.27 - $0.42 per share to consultants for services rendered.

See Note 4, Note 10, and Note 17 for additional disclosure of equity related transactions completed during the period.

NOTE 16 – FORMATION OF IOTA SPECTRUM HOLDINGS AND IOTA SPECTRUM PARTNERS

On April 17, 2019, the Company formed Iota Holdings to act as the general partner for Iota Partners, which was formed on April 24, 2019. Iota Partners is a variable interest entity controlled by Iota Holdings. The purpose of Iota Partners is to own the spectrum licenses that Iota Networks leases to operate its nationwide IoT communications network.

Iota Partners obtains services from the Parent and certain of its wholly owned subsidiaries. Under an Administrative Expenses Agreement dated August 7, 2019, Iota Holdings, as general partner, provides general and administrative services to Iota Partners. Iota Partners is charged with its allocable share of all fees, costs, and expenses that are incurred in the performance of these services in addition to any out of pocket expenses incurred. In addition, and under a License Application and Construction Services Agreement dated July 25, 2019, the Parent serves as a service provider and exclusive agent to Iota Partners for FCC license application and construction and maintenance of network facilities necessary to maintain the licenses owned by Iota Partners. The Parent provides the services under this agreement at no cost to Iota Partners. Pursuant to a Master Lease Agreement entered into on July 25, 2019, Iota Networks will lease back all the licenses owned by Iota Partners. Lease payments will be made by Iota Networks to Iota Partners out of a revenue pool consisting of 10% of the monthly recurring connectivity revenues generated by connecting devices to the Iota Networks network. Revenue Pool payments go to the limited partners only, and those payments are calculated based on the MHz-Pops of the licenses they contributed to Iota Partners. Payments are not made to Iota Partners for the licenses that were contributed by Iota Holdings. Upon a sale or liquidation of Iota Partners’ licenses or assets, all Iota Holdings and Iota Partners units share equally in those proceeds on a per unit basis.

On November 5, 2019, Iota Partners, Iota Holdings, Iota Communications, Iota Networks, and certain revenue-based noteholders (the “Exchange Investors”) entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) pursuant to which the Exchange Investors, upon approval from the FCC, have agreed to contribute and transfer their FCC licenses to Iota Partners. Pursuant to the Exchange Agreement, the individual Exchange Investors and Iota Networks agreed, that effective as of the Closing Date, each existing spectrum lease agreement (See Note 11) will be fully and irrevocably terminated upon license contribution and transfer to Iota Partners. As consideration for the contributed FCC licenses, each Exchange Investor will receive one limited partnership unit of Iota Partners for each MHz-POP contributed to Iota Partners.

Through November 30, 2019, Exchange Investors contributed 16,246,612 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of limited partnership units. Management, assisted by third-party valuation specialists, determined the fair value of the FCC licenses contributed by the Exchange Investors to Iota Partners totaled $3,430,000 at November 30, 2019.

Through November 30, 2019, Iota Holdings contributed 1,922,469 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of general partnership units. Since this is a transfer of assets between entities under common control, the value of the contributed licenses is recorded at Iota Holding’s carrying value which is $0.

Through November 30, 2019, three investors subscribed for 333,333 limited partnership units in Iota Partners for $100,000 cash.

At November 30, 2019, Iota Holdings owns approximately 10% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 90%.

NOTE 17 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation.

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

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

	Shares	Weighted Average Exercise Price
Outstanding at May 31, 2019	6,812,500	$1.02
Granted	1,000,000	0.41
Exercised	-	-
Expired or cancelled (As restated)	(337,500)	1.20
Outstanding at November 30, 2019 (As restated)	7,475,000	$0.93

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at November 30, 2019 (As restated):

Range of		Weighted-Average	Weighted-Average
exercise prices	Outstanding Options	Remaining Life In Years	Exercise Price	Number Exercisable
$0.41	1,000,000	9.97	$0.41	-
0.60	1,000,000	6.40	0.60	1,000,000
0.99	4,000,000	8.77	0.99	1,250,000
1.20	1,225,000	5.27	1.20	1,225,000
2.00	250,000	6.40	2.00	250,000
	7,475,000	7.96	$0.93	3,725,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The 2017 Plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date to four years.

The aggregate intrinsic value totaled $0 based on the Company’s closing stock price of $0.30 on November 30, 2019, which would have been received by the option holders had all option holders exercised their options as of that date.

On November 15, 2019, the Company granted 1,000,000 options to Brian Ray, Chief Technology Officer, in connection with his employment agreement dated November 15, 2019, with an exercise price of $0.41 per share, and a fair value of $234,720 (As restated). The employment agreement calls for vesting of 250,000 options on the one year anniversary of the agreement and the remaining options will vest monthly on a pro-rata basis over the 36 month period following the one year anniversary of the agreement. The options issued were valued using the Black-Scholes option pricing model under the following assumptions (As restated): stock price - $0.31; strike price - $0.41; expected volatility – 246.04%; risk-free interest rate – 1.63%; dividend rate – 0%; and expected term – 4 years.

Total compensation expense related to the options was $94,937 (As restated) and $297,719 (As restated) and $202,782 and $202,782 for the three and six months ended November 30, 2019 and 2018, respectively. As of November 30, 2019, there was future compensation cost of $2,093,861 (As restated) related to non-vested stock options with a recognition period from 2019 through 2023.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at May 31, 2019	16,501,252	$0.635
Granted (As restated)	12,329,384	0.34
Exercised	(684,736)	0.28
Expired or cancelled	(2,868,823)	1.20
Outstanding at November 30, 2019 (As restated)	25,277,077	$0.44

The following table summarizes information about warrants outstanding and exercisable at November 30, 2019 (As restated):

	Outstanding and exercisable

Range of		Weighted-Average	Weighted-Average
Exercise Prices	Number Outstanding	Remaining Life in Years	Exercise Price	Number Exercisable

$0.01	922,400	4.56	$0.01	922,400
0.31	3,888,679	4.92	0.31	3,888,679
0.32	4,350,000	2.85	0.32	4,350,000
0.35	1,200,000	2.64	0.35	1,200,000
0.38	6,024,725	4.12	0.38	6,024,725
0.40	998,500	4.62	0.40	998,500
0.48	2,203,957	4.91	0.48	2,203,957
0.54	1,985,000	4.07	0.54	1,985,000
0.58	29,464	3.29	0.58	29,464
0.60	1,179,464	2.87	0.60	1,179,464
1.00	2,494,888	0.45	1.00	2,494,888
	25,277,077	3.63	$0.44	25,277,077

The expense attributed to the issuances of the warrants was recognized as they were vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

On September 20, 2018, as part of a securities purchase agreement with an “accredited investor”, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants were exercisable for cash, or on a cashless basis. The number of shares of common stock to be deliverable upon exercise of the warrants was subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of the December 2018 issuer tender offer, the exercise price of the warrants reset to $0.3128 per share. On June 20, 2019, the Company issued 324,000 shares of common stock as a result of a cashless exercise of the warrants.

On August 7, 2019, the Company issued 84,736 shares of common stock to an investor as a result of the exercise of warrants with a fair value of $0.01 per share.

Issuances of warrants to purchase shares of the Company's common stock during the six months ending November 30, 2019 were as follows:

During the three months ended August 31, 2019, the Company issued warrants to purchase 905,000 shares of the Company’s common stock with an exercise price of $0.40 per share to several investors who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 15,000 shares of the Company’s common stock with an exercise price of $0.40 per share to an investor who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 4,988,679 shares of the Company’s common stock with a range of exercise prices of $0.31 - $0.48 per share to investors in connection with convertible notes payable (See Note 10).

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

During the three months ended November 30, 2019, the Company issued warrants to purchase 366,748 shares of the Company’s common stock with an exercise price of $0.01 per share for equity issuance fees in connection with the September 23, 2019, private placement (See Note 15).

During the three months ended November 30, 2019, the Company issued warrants to purchase 4,350,000 shares of the Company’s common stock with an exercise price of $0.32 per share to investors in connection with the extinguishment of existing convertibles notes payable (See Note 10).

As a result of the issuances of these warrants, the Company recognized $417,269 (As restated) and $726,998 (As restated) of stock-based compensation expense for the three and six months ended November 30, 2019, respectively.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with Brian Ray, Chief Technology Officer

Concurrent with the first closing of the Link Labs Purchase Agreement on November 15, 2019, the Company entered into a two-year Employment Agreement with Brian Ray (the “Ray Employment Agreement”), pursuant to which he will serve as the Company’s Chief Technology Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 60 days prior to the end of the term, as it may have been extended.

Pursuant to the Ray Employment Agreement, Mr. Ray will earn an initial base annual salary of $250,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive an annual bonus in an amount of up to 50% of his base annual salary, at the Board’s discretion, based on certain provided milestones. Mr. Ray is also entitled to receive stock options, under the Company’s 2017 Plan, to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in accordance with the following schedule: (i) 250,000 on the one year anniversary of the Ray Employment Agreement and (ii) the remaining unvested shares will vest monthly thereafter on a pro-rata basis over the 36 month period following the one year anniversary of the Ray Employment Agreement. Mr. Ray will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

Employment Agreement with Barclay Knapp

Simultaneous with the consummation of the Merger, the Company entered into a two year Employment Agreement with Barclay Knapp (the “Knapp Employment Agreement”), pursuant to which he will serve as the Company’s Chief Executive Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp is also entitled to receive stock options, under the Company’s 2017 Plan, to purchase a number of shares of the Company’s common stock yet to be determined by the Board, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. As of November 30, 2019, no options have been issued. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

On May 20, 2019, the Knapp Employment Agreement was amended, in connection with Mr. Knapp’s resignation as Chief Executive Officer, to reflect the title change from Chairman and Chief Executive Officer to Executive Chairman.

On September 12, 2019, the Knapp Employment agreement was terminated by mutual agreement of the parties. Mr. Knapp will continue as Chairman of the Company’s Board of Directors.

Employment Agreement with Terrence DeFranco

Simultaneous with the consummation of the Merger, the Company entered into a two year Employment Agreement (the “DeFranco Employment Agreement”) with Terrence DeFranco, pursuant to which he will serve as the Company’s President and Chief Financial Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 90 days prior to the end of the term, as it may have been extended.

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

Legal Claims

Except as described below, there are no material pending legal proceedings in which the Company or any of its subsidiaries is a party or in which any director, officer, or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of its voting securities, or security holder is a party adverse to us or has a material interest adverse to the Company.

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

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1,400,000 against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date determined at a hearing to be held on November 2, 2020. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391, and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees, and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $300,000 which have been fully accrued for at November 30, 2019. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

NOTE 19 – LEASES

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

All the Company’s leases are classified as operating leases, and as such, were previously not recognized on the Company’s unaudited condensed consolidated balance sheet. With the adoption of ASC Topic 842, operating lease agreements are required to be recognized on the condensed consolidated balance sheet as right of use assets and corresponding lease liabilities.

On June 1, 2019, the Company recognized right of use assets of $17,221,387, net of deferred rent liabilities of $1,975,815, and lease liabilities of $19,197,202. During the six month period ended November 30, 2019, the Company identified certain billboard leases that were erroneously not recorded as part of the initial ASC Topic 842 adoption. The Company recognized additional right of use assets and lease liabilities of $2,943,035 (As restated) for these leases. After adjustment, the total impact of the ASC Topic 842 adoption is a right of use asset of $20,164,422 (As restated), net of deferred rent liabilities of $1,975,815, and lease liabilities of $22,140,237 (As restated).

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (the “Lessor”) of 186 collocation agreements (the “Terminated License Agreements”) pursuant to which the Lessor granted the Company a license to install, operate, and maintain equipment at certain telecommunication sites owned, leased, or licensed by the Lessor. As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the Lessor of $11,167,962 (the “Past Due Balance”). Pursuant to the Collocation Agreement:

●
The parties agreed that the Terminated License Agreements terminated effective January 31, 2019 (the “Termination Date”);

●
As settlement for its Past Due Balance:

o
The Company paid the Lessor $1,000,000; and

o
On or before February 1, 2020, the Company will execute 186 new collocation agreements with the Lessor. At least 166 of the new license agreements will be for old sites. No more than 20 of the new license agreements will be for new sites. See Note 22 - Agreement Regarding Collocation for subsequent agreement and terms thereof.

Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term. The initial monthly license rent due under each of the 186 new license agreements will be $884. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3% per year.

Management deemed the Collocation Agreement to be a termination of the existing license agreements with the Lessor. As a result, the Company wrote-off $11,522,862 (As restated), $12,853,201 (As restated), and $1,041,245 of net right of use assets, lease liabilities, and deferred rent, respectively, resulting in a gain of $1,359,554 (As restated), including the gain on decommissioning of towers. In addition, and pursuant to the Collocation Agreement, the Company’s outstanding liabilities owed to the Lessor of $11,167,962 was forgiven. The gains are recorded in the unaudited condensed consolidated statement of operations as part of selling, general, and administrative expenses and gain on settlement of past due lease obligations, respectively.

On November 1, 2019, and as a result of the Collocation Agreement, the Company recognized net right of use assets and lease liabilities of $12,317,300 (As restated) stemming from the new 186 collocation agreements.

Right of use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option.

When measuring lease liabilities for leases that were classified as operating leases at adoption of ASC Topic 842, the Company discounted lease payments using its estimated incremental borrowing rate of 7.2% (As restated) as of June 1, 2019. On November 1, 2019, the Company discounted lease payments related to the Collocation Agreement using its estimated incremental borrowing rate of 5.8% (As restated). As of November 30, 2019, the weighted average discount rate utilized is 6.31% (As restated). As of November 30, 2019, the Company’s leases had a weighted average remaining term of 7.97 years (As restated).

The Company evaluates right of use assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. When the carrying amount of the right of use assets are not recoverable and exceed fair value, an impairment loss is recognized equal to the excess of the right of use assets’ carrying value over the estimated fair value. The Company recognized $8,069,792 (As restated) of impairment losses related to right of use assets for the three and six months ended November 30, 2019, in impairment of long-lived assets in the unaudited condensed consolidated statement of operations.

Rent expense totaled $1,267,270 (As restated) and $2,428,842 (As restated), and approximately $1,300,000 and $2,500,000 for the three and six months ended November 30, 2019 and 2018, respectively.

The following table presents net lease cost and other supplemental lease information:

	Six Months Ended November 30, 2019 (As restated)	Three Months Ended November 30, 2019 (As restated)
Lease cost
Operating lease cost	$2,345,510	$1,222,898
Short term lease cost	83,332	44,372
Net lease cost	$2,428,842	$1,267,270

Operating lease – operating cash flows (payments)	$539,165	$305,485
Non-current leases – right of use assets	$11,494,590	$11,494,590
Current liabilities – operating lease liabilities	$1,661,512	$1,661,512
Non-current liabilities – operating lease liabilities	$18,775,490	$18,775,490

Future minimum payments under non-cancelable leases, other than short-term leases, for the remaining terms of the leases ending after November 30, 2019, are as follows:

Fiscal Year	Operating Leases (As restated)
2020 (excluding the six months ended November 30, 2019)	$1,222,951
2021	3,194,902
2022	3,282,423
2023	3,358,537
2024	3,459,187
After 2024	11,854,156
Total future minimum lease payments	26,372,156
Less imputed interest	(5,935,154)
Present value of net future minimum lease payments	$20,437,002

NOTE 20 – CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of November 30, 2019, and May 31, 2019, the Company had $0 and $583,500, respectively, in excess of the FDIC insured limit.

Revenues

One customer accounted for 80% (As restated) of the revenue for the six months ended November 30, 2019.

Two customers accounted for 55% of the revenue for the six months ended November 30, 2018, as set forth below:

Customer 1	36%
Customer 2	19%

Accounts Receivable

Three customers accounted for 98% (As restated) of the accounts receivable as of November 30, 2019, as set forth below:

Customer 1	57%
Customer 2	24%
Customer 3	17%

Two customers accounted for 73% of the accounts receivable as of May 31, 2019, as set forth below:

Customer 1	37%
Customer 2	36%

Accounts Payable

Two vendors accounted for 31% of the accounts payable as of November 30, 2019, as set forth below:

Vendor 1	16%
Vendor 2	15%

One vendor accounted for 53% of the accounts payable as of May 31, 2019.

NOTE 21 – BUSINESS SEGMENT INFORMATION

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

Operating results and total assets for the business segments of the Company were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Three Months Ended November 30, 2019
Net Sales (As restated)	$-	$-	$33,710	$-	$33,710
Loss from operations (As restated)	$(3,147,932)	$(725,429)	$(6,291,091)	$(446,149)	$(10,610,601)

Six Months Ended November 30, 2019
Net Sales (As restated)	$-	$833,803	$71,681	$-	$905,484
Loss from operations (As restated)	$(6,014,431)	$(1,233,357)	$(9,411,019)	$(672,032)	$(17,330,839)

Three Months Ended November 30, 2018
Net sales	$-	$772,570	$63,299	$-	$835,869
Loss from operations	$(12,010,615)	$(140,872)	$(4,741,253)	$-	$(16,892,740)

Six Months Ended November 30, 2018
Net sales	$-	$772,570	$113,095	$-	$885,665
Loss from operations	$(12,010,615)	$(140,872)	$(13,225,787)	$-	$(25,377,274)

Total Assets
November 30, 2019 (As restated)	$119,894	$804,552	$22,347,594	$3,481,766	$26,753,806
May 31, 2019	$845,063	$1,471,678	$10,660,887	$-	$12,977,628

NOTE 22 – SUBSEQUENT EVENTS

Issuance of Debt - AIP

On December 18, 2019, the Company entered into an Agreement and Waiver with AIP to satisfy certain covenant conditions relative to the Extension Agreement (See Note 10). Pursuant to the Agreement and Waiver, all Events of Default relative to the AIP Note are waived through December 31, 2020. The waiver was conditioned upon (i) the Company agreeing to issue 1,000,000 shares of its common stock to AIP, (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share and warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30 per share, and (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance.

Pursuant to the Agreement and Waiver, on December 18, 2019, the Company issued warrants to purchase 4,350,000 shares of the Company's common stock with an exercise price of $0.30 per share. On December 20, 2019, the Company issued a 12-month LIBOR + 10% Secured Non-Convertible Note in the principal amount of $1,400,000 to AIP Convertible Private Debt Fund L.P., due June 20, 2020, pursuant to an Agreement and Waiver, dated December 18, 2019, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes.

On March 30, 2020, the Company issued a 12-month LIBOR + 10% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated March 25, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 2,500,000 shares of its common stock to AIP and repriced the exercise price of all outstanding warrants to $0.20 per share.

On June 2, 2020, the Company issued a 12-month LIBOR + 10% Secured Non-Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated June 2, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 500,000 shares of its common stock and warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.20 per share to AIP.

On July 30, 2020, the Company issued a 12-month LIBOR + 10% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement, dated July 30, 2020, by and between the Company and AIP Asset Management, Inc. Pursuant to the Agreement, the Company agreed to issue 2,000,000 shares of its common stock to AIP.

On August 31, 2020, the Company entered into a Debt Restructuring Agreement with Forced Conversion Rights (the “AIP Restructuring Agreement”), by and between the Company and AIP. In connection with the Restructuring Agreement, all outstanding notes previously issued under the AIP Purchase Agreement were cancelled. In addition, the 14,673,800 shares of common stock and 21,350,000 warrants to purchase shares of common stock previously issued to AIP, and the Company’s obligation to issue an additional 2,000,000 shares of common stock to AIP, were cancelled. The canceled notes, shares, and warrants were replaced with the AIP Replacement Note and a secured convertible royalty note (the “AIP Royalty Note” and, together with the AIP Replacement Note, the “AIP Notes”). Upon execution of the AIP Restructuring Agreement, the Company borrowed an additional $1,100,000 under the AIP Replacement Note. As part of the debt restructuring, the Company agreed to issue 5,000,000 shares of its common stock to AIP Private Capital Inc. as a prepayment of all monitoring fees payable until the AIP Notes are fully repaid or converted.

The AIP Replacement Note, with a principal balance of $9,000,000, and the AIP Royalty Note, with a principal balance of $6,000,000, both mature on November 30, 2021, unless earlier converted in accordance with the terms of the AIP Restructuring Agreement. The Notes bear interest at a rate of 10% per annum, provided that during an event of default, they will bear interest at a rate of 20% per annum. The Company has prepaid interest on the AIP Replacement Note through December 31, 2020. Beginning January 1, 2021, interest on the AIP Replacement Note will be calculated monthly with 4% payable monthly, and 6% added monthly to the outstanding principal balance until the entire principal balance has been repaid in full. Interest on the AIP Royalty Note will be calculated monthly and added to the outstanding principal balance. In addition, and as specified in the AIP Royalty Note, the Company will pay the holders a royalty equal to 5% of the Company’s revenues, with the first payment made no later than September 20, 2021 for the Company’s fiscal year ending May 31, 2021. Thereafter, and until the AIP Royalty Note is fully repaid or converted, the royalty payments are due monthly, in arrears, in an amount equal to 5% of the Company’s revenues for such month.

The Company may elect to convert all or part of the principal balance, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units (comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company) at any time all of the conditions specified within the AIP Restructuring Agreement are met, at a conversion price of $0.12. Each holder has the right, at such holder’s option, at any time, to convert all or part of the AIP Notes, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units, at a conversion price of $0.12.

On November 5, 2020, the Company issued a 10% Secured Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due November 30, 2021, unless earlier converted, pursuant to an Agreement dated November 5, 2020, by and between the Company and AIP Asset Management, Inc. The Company has prepaid interest on the November 2020 Convertible Note through December 31, 2020. The November 2020 Convertible Note is subject to the same conversion features as the AIP Notes.

Issuance of Debt – Other Creditors

On December 19, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which it issued a promissory note to the investor in the principal amount of $238,352, due and payable June 19, 2020 and warrants to purchase 851,425 shares of common stock at an exercise price of $0.308, for a total purchase price of $238,352. As of the date of this report, the Company is currently in default on this promissory note.

On January 16, 2020, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which it issued a promissory note to the investor in the principal amount of $320,000, due and payable February 29, 2020, and 1,000,000 shares, for a total purchase price of $320,000. Pursuant to the Securities Purchase Agreement, upon the occurrence of an event of default, which is not cured within 7 business days, the Company will issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, until such time as the event of default has occurred. As of the date of this report, the Company is in default on this promissory note, and has issued 8,000,000 shares of the Company's common stock.

On January 27, 2020, the Company issued a 10% Convertible Promissory Note in the principal amount of $77,000, due, and payable on January 27, 2021. As of the date of this report, the Company is currently in default on this Convertible Promissory Note.

On May 21, 2019, the Company issued a Convertible Promissory Note in the principal amount of $330,000, which was originally due and payable on November 30, 2019. The Company has entered into successive amendments to the original note, such that the maturity date for this note was extended to November 30, 2020, the conversion price was changed from $0.35 to $0.12 per share, and $130,000 was added to the principal amount due under this note.

On September 16, 2019, the Company issued a Convertible Promissory Note in the principal amount of $330,000, which was originally due and payable on March 31, 2020. The Company has entered into successive amendments to the original note, such that the maturity date for this note was extended to November 30, 2020, the conversion price was changed from $0.35 to $0.12 per share, and $60,000 was added to the principal amount due under this note.

On October 16, 2019, the Company entered into an Exchange Agreement with Avalton, whereby the Company issued shares of Company common stock to reduce outstanding debt owed to Avalton (See Note 13). As of November 30, 2019, the outstanding balance of the debt owed to Avalton is $354,222, which was to be paid according to the following payment schedule: (i) $50,000 on November 15, 2019, (ii) $150,000 on December 15, 2019, and (iii) the balance of $154,222 on January 15, 2020. As of the date of this report, the Company is currently in default on this debt.

On October 29, 2019, the Company issued a Convertible Promissory Note in the principal amount of $1,000,000, which was originally due and payable on April 30, 2020. As of the date of this report, the Company is currently in default on this Convertible Promissory Note.

On February 17, 2020, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which it issued a promissory note to the investor in the principal amount of $300,000, due and payable March 31, 2020, and 1,000,000 shares, for a total purchase price of $300,000. Pursuant to the Securities Purchase Agreement, upon the occurrence of an event of default, which is not cured within 7 business days, the Company will issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, until such time as the event of default has occurred. As of the date of this report, the Company is in default on this promissory note, and has issued 7,000,000 shares of the Company's common stock.

On May 4, 2020, the Company was granted a loan from a lender in the aggregate amount of $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 4, 2020, unless forgiven in whole or in part in accordance with the PPP regulations. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

On May 5, 2020, the Company entered into an Amendment and Settlement Agreement with an “accredited investor”, related to a Securities Purchase Agreement entered into by the parties on September 18, 2018 (See Note 10), pursuant to which the Company issued the investor a promissory note in the principal amount of $440,000. The parties entered into a settlement agreement on May 21, 2019, pursuant to which the Company issued the investor 1,330,000 shares of its common stock and paid the investor $50,000 in partial satisfaction of the “make whole” payments due under the settlement agreement. The Company has entered into successive amendments to the settlement agreement such that $50,000 was paid toward the outstanding balance, and the remaining $83,057 may be converted to shares of the Company's common stock at the investor’s option. On September 23, 2020, the investor elected to convert the make whole balance into 830,570 shares of the Company's common stock.

On February 29, 2020 and May 8, 2020, the Company exchanged several existing promissory notes with directors of the Company for two promissory notes in the principal amounts of $743,445 and $161,606, respectively. The promissory notes bear interest equal to 1.93% and 1.15% per annum, respectively, and are payable on demand.

On June 1, 2020, the Company issued two promissory notes to an employee of the Company in the principal amounts of $500,000 and $350,000, due, and payable on July 12, 2020 and December 31, 2020, respectively. The promissory notes bear interest at 8% per annum. Upon the occurrence of an event of default on either promissory note, the respective principal balance and accrued interest will bear interest equal to 21% per annum from the date on which the payment was due and payable until the delinquent payment is received by the holder. As of the date of this report, the Company is in default on the $500,000 promissory note.

Default on Collocation Agreement

On July 2, 2020, the Company received a demand notice from a third-party lessor (the "Lessor") in which the Lessor demanded full payment of the Company’s past due balance under the Collocation Agreement (See Note 19) within five days of the Company’s receipt of the demand notice. The Company is currently past due for monthly lease payments owed to the Lessor from the month of April 2020 through the current date of this report and for other charges for services performed by the Lessor. On July 13, 2020, the Company received a notice of default and termination from the Lessor, indicating that the Lessor will execute the following remedies provided for in the Collocation Agreement: (a) termination of the Collocation Agreement effective as of July 13, 2020; (b) demand for full payment of all amounts due and owing through the current term end of each of license agreement the Collocation Agreement, including late fees properly charged under the Collocation Agreement, which currently totals $13,834,247; and (c) exercise by the Lessor of its Right to Re-Enter Upon Default and power down and/or decommission the Company’s equipment installed pursuant to the Collocation Agreement. The notice of default and termination also stated that the Company was in default of its contractual obligations under the Collocation Agreement, which requires the execution of 20 new license agreements by the Deadline, as such term is defined therein. As of the date of its letter, the Company has executed only six of those required agreements. The Company is in the process of negotiating a settlement with the Lessor, who has agreed to hold off taking any action for the moment, but has indicated that it will not lift the default until the past due balance is paid and they are given assurances of the Company’s ability to continue making payments throughout the lease terms.

Agreement Regarding Collocation

 On November 6, 2020, the Company entered into an Agreement Regarding Collocation (the “Agreement”) with a third-party lessor (the “Lessor”). Pursuant to the Agreement:

●
The parties agreed that the Company has satisfied all required obligations as set forth in Section 4 of the October 30, 2019 Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”), See Note 8 and Note 19.

●
On or before June 30, 2021, the Company agrees to execute and deliver 14 new license agreements with the Lessor.

o
Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term.

o
The initial monthly license rent for the 14 new license agreements will be $884 for each new license agreement executed before December 31, 2020 and $910.52 for each new license agreement executed thereafter. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3% per year. In addition to the monthly license rent and any additional charges due, a one-time special license fee, as defined within the Agreement, is due to the Lessor for each new license agreement that is executed.

●
In the event the Company does not execute and deliver 14 new license agreements with the Lessor on or before the required deadline, the Company agrees to pay the Lessor a one-time lump-sum shortfall payment and a monthly shortfall fee, as defined within the Agreement, for each shortfall from the 14 new license agreements required.

Issuance of Common Stock

From December 1, 2019 and through the date of this report, the Company issued 21,500,000 shares of common stock, with a range of fair values of $0.11 - $0.30 per share in connection with notes payable.

From December 1, 2019 and through the date of this report, the Company issued 8,821,389 shares of common stock, with a fair value of $0.32 per share to investors pursuant to the September 23, 2019 private placement offering.

From December 1, 2019 and through the date of this report, the Company issued 6,040,995 shares of common stock, with a range of fair values of $0.10 - $0.26 per share in connection with convertible notes payable.

From December 1, 2019 and through the date of this report, the Company issued 3,653,611 shares of common stock, with a range of fair values of $0.16 - $0.30 per share to consultants for services rendered.

From December 1, 2019 and through the date of this report, the Company issued 583,000 shares of common stock, with a fair value of $0.17 per share in connection with a debt exchange agreement.

From December 1, 2019 and through the date of this report, the Company issued 416,667 shares of common stock, with a fair value of $0.11 to an investor pursuant to the September 2020 private placement offering.

From December 1, 2019 and through the date of this report, the Company issued 454,674 shares of common stock, with a range of fair values of $0.01 - $0.44 per share as a result of the exercise of warrants.

On April 10, 2020, an investor made a deposit of $1,000,000 to subscribe to a future equity offering by the Company.

In connection with the AIP Restructuring Agreement, the Company cancelled all 14,673,800 outstanding and 2,000,000 to be issued shares of the Company's common stock held by AIP.

Issuance of Options

From December 1, 2019 and through the date of this report, the Company granted a total of 3,150,000 options to the Chief Financial Officer, the Head of Go-to-Market Strategy, the Senior Vice President – Operations, the Director of SEC Reporting and Technical Accounting, and the Director of Corporate Accounting in connection with their employment, with an exercise price as follows: (i) 150,000 options have an exercise price of $0.32 per share, (ii) 1,500,000 options have an exercise price of $0.40 per share, (iii) 750,000 options have an exercise price of $0.80 per share, and (iv) 750,000 options have an exercise price of $1.20 per share.

On April 2, 2020, the Board of Directors authorized an increase in the number of shares of Stock Awards, as defined in the 2017 Plan, from 10,000,000 to 30,000,000, effective December 1, 2019, subject to shareholder approval. The Company is in the process of preparing the proposed increase for shareholder approval, which will be completed as soon as practicable.

On June 1, 2020, the Company modified its terms of employment with Dana W. Amato, in resolution of certain unpaid past wage claims (including bonuses and stock options), pursuant to which Mr. Amato agreed to surrender 7,000,000 shares of common stock to the Company in exchange for (i) an option to purchase up to 14,000,000 shares of the Company’s common stock at an exercise price of $0.20 per share, (ii) a previously determined performance bonus of $500,000 due upon the earlier to occur of (a) the Company’s receipt of $4,500,000 from any source or (b) July 12, 2020; and (iii) a previously determined performance bonus of $350,000 due upon the earlier to occur of (a) the Company’s receipt of $4,500,000 from any source or (b) December 31, 2020. Should Iota default on the payment of either item (ii) or (iii), the amounts due will accrue interest at the lesser of 21% per annum or the maximum amount allowed under Arizona usury laws.

Issuance of Warrants

From December 1, 2019 and through the date of this report, the Company issued warrants to purchase 851,254 shares of the Company's common stock with an exercise price of $0.308 per share in connection with a convertible note issued.

From December 1, 2019 and through the date of this report, the Company issued warrants to purchase 1,764,278 shares of the Company's common stock with an exercise price of $0.48 per share in connection with the September 23, 2019 private placement offering.

From December 1, 2019 and through the date of this report, the Company issued warrants to purchase 424,968 shares of the Company's common stock with an exercise price of $0.01 per share in connection with administration of the September 23, 2019 private placement offering.

From December 1, 2019 and through the date of this report, the Company issued warrants to purchase 416,667 shares of the Company's common stock with an exercise price of $0.12 per share in connection with the September 2020 private placement offering.

From December 1, 2019 and through February 29, 2020, the Company issued warrants to AIP to purchase 7,250,000 and 4,350,000 shares, of the Company's common stock with exercises price of $0.32 and $0.30 per share, respectively, in connection with the October 4, 2019 AIP Extension Agreement (See Note 10) and December 18, 2019 Agreement and Waiver, respectively. In connection with the April 1, 2020 Agreement and Waiver, the Company cancelled all outstanding warrants issued to AIP and issued 15,950,000 replacement warrants with exercise prices of $0.20 per share. In connection with the April 1, 2020 and June 2, 2020 Agreement and Waivers, the Company issued warrants to purchase 2,900,000 and 2,500,000 shares, respectively, of the Company's common stock with exercise prices of $0.20 per share. In connection with the August 31, 2020 Debt Restructuring Agreement, the Company cancelled all 21,350,000 outstanding warrants held by AIP.

 Link Labs Acquisition

On December 31, 2019, the Company entered into a Side Letter Agreement with Link Labs whereby the parties agreed to break the second closing into three phases. On December 31, 2019, and in satisfaction of the first phase, the Company entered into two promissory notes with Link Labs for a principal amount of $1,000,000 each with a maturity date of March 31, 2020 and June 30, 2020. The principal on the notes bears interest at 1.61% per annum. On January 3, 2020, and in satisfaction of the second phase, the Company paid Link Labs $1,000,000 in cash. The third and final phase of the second closing, which involves payment of $430,666 to Link Labs and Link Labs’ provision of the Termination of Agreements, was scheduled to be completed on January 17, 2020. On January 17, 2020 and January 21, 2020, the Company entered into successive Side Letter Agreements with Link Labs whereby the parties agreed to extend the due date of the third and final phase of the second closing to January 21, 2020 and then January 31, 2020. The third and final closing was to take place on the date on which the Notes have been satisfied in full, which was expected to be on or before June 30, 2020, the maturity date of the second Note. As of the date of this report, The Company is currently in default on both promissory notes.

September 2019 Private Placement

The September 23, 2019 private placement offering closed in April 2020. From December 1, 2019 and through closing, the Company issued 8,821,319 shares of the Company's common stock for cash proceeds of $2,634,811, net of $188,033 in equity issuance fees, and issued 1,495,528 warrants for cash proceeds of $291,722.

September 2020 Private Placement Offering

In September 2020, the Company commenced a private placement offering for up to $15,000,000 of units at a purchase price of $0.12 per unit. Each unit consists of (i) one share of common stock and (ii) one five year warrant to purchase one share of common stock. Net proceeds from the offering will be paid directly to the Company, which intends to use the proceeds for working capital and other general corporate purposes. As of the date of this report, the Company has received $50,000 of cash under this offering.

Revenue-based Notes

 From December 1, 2019 and through the date of this report, Iota Networks and spectrum licensees further terminated their existing spectrum lease agreements which resulted in the extinguishment of an additional $58,356,763 of revenue-based notes. As of the date of this report, outstanding revenue-based notes total $14,459,209, accrued interest outstanding totals $387,759, and deferred financing costs on revenue-based notes totals $0.

Iota Spectrum Partners LP

From December 1, 2019 and through the date of this report, Iota Partners issued a total of 361,732,693 partnership units comprised of (i) 58,675,271 units to Iota Holdings and, (ii) 303,057,422 units to limited partners, in exchange for spectrum licenses contributed (one partner unit for each MHz-POP contributed). As of the date of this report, Iota Holdings owns approximately 16% of the outstanding partnership units (60,597,740 units) while limited partners own the remaining 84% (319,637,369 units).

Employment Agreements

On December 9, 2019, James F. Dullinger was appointed as Chief Financial Officer of the Company. Mr. Dullinger’s employment agreement has an initial term of two years and is subject to automatic one year renewals unless a written notice of non-renewal no less than 90 days prior to the end of the then current term is provided. The employment agreement provides for an annual base salary of $210,000, subject to review for possible increases as determined by the Chief Executive Officer of the Company. Mr. Dullinger is also entitled to receive annual bonuses in accordance with the Company’s Annual Incentive Plan at the discretion of the Company’s Board of Directors. The target amount of his annual bonus is 50% of his annual base salary, with 25% paid in cash and 25% issued in Common Stock with the first bonus to be paid at the end of the current fiscal year (May 31, 2020). His employment agreement further provides for the issuance of stock options to Mr. Dullinger to purchase 2,000,000 shares of the Company’s common stock under its 2017 Plan and other benefits that are made available to other similarly situated executives. Mr. Dullinger’s employment agreement also provides for severance benefits payable in the event of Mr. Dullinger’s termination by the Company without cause or by Mr. Dullinger for good reason. If terminated by the Company without cause or if Mr. Dullinger resigns for good reason within 60 days before or within 12 months following a change in control, Mr. Dullinger will be entitled to his annual base salary (as determined on a monthly basis) for 6 months, a pro rata bonus, and reimbursement of his COBRA expenses for 6 months. In addition, all outstanding equity grants which vest over the 12 months following such termination will become fully and immediately vested. Mr. Dullinger’s employment agreement also contains customary non-solicitation and non-compete provisions that apply during the term of employment and for a period of 6 months following such employment.

On May 8, 2020, in connection with the winddown of its Spectrum Partners Program and the shifting of those activities to Iota Spectrum Holdings, LLC, Iota Communications, Inc. entered into an agreement with Carole L. Downs to terminate her employment as President of Spectrum Programs effective July 3, 2020. On June 30, 2020, Carole Downs also voluntarily resigned from the Board of Directors of the Company.

On May 22, 2020, and in connection with Brian Ray’s resignation as the Company’s Chief Technology Officer, and his assumption of a new role as Head of Network Strategy, Mr. Ray and the Company entered into an amendment to his Employment and Non-Competition Agreement dated November 15, 2019. The amendment provides that Mr. Ray’s base salary will be reduced to $100,000 per year and modifies the term his employment with the Company, annual discretionary bonus eligibility, certain termination provisions, certain severance benefits, and certain non-compete restrictions.

Litigation

On August 24, 2020, Dina L. Anderson, acting as principal on behalf of Smartcomm, a related party of the Company, filed a complaint in United States Bankruptcy Court in and for the District of Arizona, Case No. 2:20-AP-00238-EPB, against the Company claiming breach of contract for failure to make timely payments on its outstanding promissory note and for fraudulent transfer and successor liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. The Company believes there is no merit to the case.

Other

On March 1, 2020, the Company relocated its corporate headquarters to downtown Allentown, PA and commenced its lease of a total of 7,150 square feet of office space for 5 years with an option to renew for two additional 5 year terms. The base rent for the office space ranges from approximately $6,000 to $9,000 in the first year, subject to an annual increase of 2.5%. In addition, the Company will also pay its proportionate share of the operating expenses of the building. The lease agreement provides for tenant improvements which will be financed by the landlord and payable by the Company over 5 years at an interest rate of 4.0% per annum, net of a tenant improvement allowance of $785,999 plus an additional $20 per square foot for costs or expenses that exceed the tenant improvement allowance, which totaled $142,909.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 2), in addition to our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and other reports filed with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report on Form 10-Q/A (Amendment No. 2) (the “Quarterly Report”), and unless otherwise indicated, the terms “Iota,” “Company,” “we,” “us,” and “our” refer to Iota Communications, Inc. (formerly known as SolBright Group, Inc.), a Delaware corporation, our three wholly-owned subsidiaries: (i) Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, (ii) Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, and (iii) Iota Spectrum Holdings, LLC (“Iota Holdings”) an Arizona limited liability company, and our consolidated variable interest entity: Iota Spectrum Partners, LP (“Iota Partners”), an Arizona limited partnership.

As discussed in Note 3 to our unaudited condensed consolidated financial statements, included in Part I, Item 1 of this Quarterly Report, the Company has restated its financial statements as of and for the three and six months ended November 30, 2019, and the following information presented herein in this Item 2 has been revised to reflect the Restatement.

Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief, or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including the risks described in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the Securities and Exchange Commission (the “SEC”) on September 13, 2019, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks include, by way of example, and without limitation:

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
our need to raise additional funds;
●
our ability to successfully recruit and retain qualified personnel;
●
our ability to successfully implement our business plan;
●
our ability to successfully acquire, develop, or commercialize new products and equipment;
●
our ability to protect our intellectual property and defend against any claims brought by third parties; and
●
the impact of any industry regulation.

Any forward-looking statement speaks only as of the date on which that statement is made. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, or performance. We undertake no obligation to update or revise forward-looking statements to reflect events or circumstances that occur after the date on which the statement is made, except as required by law. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from our assumptions.

Corporate History

The Company is a wireless communication and software-as-a-service (“SaaS”) company dedicated to the Internet of Things (“IoT”). The Company combines long range wireless connectivity with software applications to provide its commercial and industrial customers turn-key services to optimize energy efficiency, sustainability, and operations for their facilities. The combination of its unique communications capabilities with its analytics and visualization software platform, provides customers with valuable insights to reduce costs and increase revenue. These solutions fall in the realm of Smart Buildings and Smart Cities and the Company’s primary focus is on the office, health care, manufacturing, and education verticals.

The Company operates its business across four segments: (1) Iota Communications, (2) Iota Networks, (3) ICS, and (4) Iota Holdings. Operating activities related to the parent company are classified within Iota Communications.

Iota Communications

The parent company’s operations are primarily related to running the operations of the public company. The Company re-organized its operating segments in September 2018 in connection with its merger (the “Merger”) with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, rent, and interest on convertible and other notes.

Iota Networks

Iota Networks is the network and application research, development, marketing, and sales segment of the business, where all go-to-market activities are conducted. Iota Network’s sales and marketing activities focus on the commercialization of applications that leverage connectivity and analytics to reduce costs, optimize operations, and advance sustainability. Data collected from sensors and other advanced end point devices as well as other external data, such as weather patterns and utility pricing, is run through a data analysis engine to yield actionable insights for commercial and industrial customers. With the technological backbone developed in the Iota Networks segment, the Company can focus on the commercialization of such technologies with applications based on data analytics and operations optimization within the IoT value chain.

Iota Commercial Solutions

ICS acts as a general contractor for energy management-related services, such as solar photovoltaic system installation and LED lighting retrofits. These services are value-added for customers and allow them to execute on actions that result from analytic insights.

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings, (See Note 16). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its network. At November 30, 2019, Iota Holdings owns approximately 10% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 90%.

Recent Developments

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17). As of November 30, 2019, the Company has issued 6,919,782 shares of common stock and 1,383,957 warrants and has received $2,052,482 in cash proceeds, net of $161,638 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 366,748 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17). The warrants issued were valued at $118,435 (As restated) using the Black-Scholes Method.

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering, pursuant to which the Company will be obligated to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares of common stock issuable upon exercise of the warrants for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the SEC reviews and has written comments to the Registration Statement. As of the date of this report, the Company has not filed the Registration Statement required under the terms of the September 2019 Offering.

We engaged GP Nurmenkari, Inc., as our placement agent (the “Placement Agent”), to assist us in placing the Units in this Offering. The Units are being offered on a “reasonable best efforts” basis with respect to the Maximum Offering Amount. We agreed to pay the Placement Agent a cash fee equal to (i) 10% of each closing's gross proceeds from the sale of Units to any subscriber identified by the Placement Agent, or (ii) 5.3% of each closing's gross proceeds from the sale of Units to any subscriber identified by the Company (the “Broker Cash Fee”). We will also pay to the Placement Agent a non-accountable expense allowance in an amount equal to 2% of each closing’s gross proceeds from the sale of Units (the “Non-accountable Expense Fee”). The Broker Cash Fee and the Non-accountable Expense Fee will be paid to the Placement Agent in cash by wire transfer from the Company at the time of each closing, and as a condition to the closing, simultaneous with the distribution of funds to the Company.

In addition, at each closing, the Company will deliver to the Placement Agent (or its designees), a warrant to purchase shares of common stock (the “Broker Warrants”) equal, in the aggregate, to (i) 10% of the number of Purchase Shares sold in the September 2019 Offering to any subscriber identified by the Placement Agent or (ii) 5.3% of the number of Purchase Shares sold in the September 2019 Offering to any subscriber identified by the Company, with an initial exercise price per share of common stock equal to $0.01. The Broker Warrants will expire five years from the date of the grant, include a net exercise provision (in the event the resale of the shares of common stock underlying the Broker Warrants are not then registered or in the event of a sale of the Company), and include the customary anti-dilution provisions covering stock splits, dividends, mergers, and similar transactions. To the extent permitted by applicable laws, all Broker Warrants will permit unencumbered transfer to the Placement Agent’s employees and affiliates, and the Broker Warrants may be issued directly to the Placement Agent’s employees and affiliates at the Placement Agent’s request.

The issuance and sale of the Purchase Shares and the Warrants (collectively, the “Securities”) was not registered under the Securities Act, and these Securities may not be offered or sold in the United States absent registration under or exemption from the Securities Act and any applicable state securities laws. The Securities were issued and sold in reliance upon an exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act. The subscribers represented to the Company that each was an “accredited investor” within the meaning of Rule 501 of Regulation D under the Securities Act, and that each was receiving the Securities for investment for its own account and without a view to distribute them.

Extension Agreement with AIP

On October 4, 2019, the Company entered into an Agreement and Extension (the “AIP Extension Agreement”) with a group of noteholders (collectively, “AIP”) to satisfy certain covenant conditions relative to the Note Purchase Agreement entered into with AIP on October 31, 2018 (the “AIP Purchase Agreement”). The following terms were agreed to as a result of the AIP Extension Agreement:

●
No later than October 16, 2019, (i) the Company will make a principal payment on the tranches stemming from the AIP Purchase Agreement in the amount of $33,197 and (ii) the tranches are cancelled and replaced by a secured non-convertible note (the “AIP Replacement Note”) with a principal amount of $4,600,000;

●
The Company will issue AIP warrants to purchase up to 14,500,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (of which 4,350,000 were issued on December 18, 2019), as follows:

o
The five-day volume weighted average price of the Company’s common stock on the last trading day of each calendar month (the “VWAP”) will be computed. If the VWAP for any month is less than the VWAP for the previous month, the Company will issue to the Noteholders, upon written request of AIP, up to 1,450,000 new warrants for each such $0.01 decrease;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on April 4, 2020 if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) before the Company prepays the AIP Replacement Note in full on October 4, 2020, if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the amount of warrants previously issued) on the maturity date of the AIP Replacement Note.

●
The Company issued AIP 1,000,000 shares of the Company’s common stock on October 22, 2019, with a fair value of $0.33 per share. If the Company does not prepay the AIP Replacement Note on April 4, 2020, the Company will issue AIP an additional 1,000,000 shares of the Company’s common stock on such date. If the Company does not prepay the AIP Replacement Note on October 4, 2020, the Company will issue AIP an additional 1,000,000 shares of the Company’s common stock on such date.

Exchange Agreement with Avalton, Inc.

On October 16, 2019, the Company entered into an Exchange Agreement (the “Avalton Exchange Agreement”) with Avalton, Inc. (“Avalton”), a related party. An employee of the Company is the current Chief Executive Officer of Avalton. In connection with the Company’s September 23, 2019 private placement offering, the Company requested Avalton to exchange $800,000 of debt (the “Avalton Exchanged Debt”) in exchange for shares of the Company’s common stock at $0.32 per share (the “Avalton Exchange”). As per the Avalton Exchange Agreement, the Company issued 2,500,000 shares of the Company’s common stock on October 16, 2019. As a result, the Company recorded a loss on settlement of liability of $50,000 for the three months ended November 30, 2019.

Pursuant to the Avalton Exchange, the Company is to repay the remaining $404,222 balance of the debt owed to Avalton according to the following payment schedule: (i) $50,000 on the date of the Avalton Exchange Agreement, (ii) $50,000 on November 15, 2019, (iii) $150,000 on December 15, 2019, and (iv) the balance of $154,222 on January 15, 2020. As of November 30, 2019, the outstanding balance of the debt owed to Avalton is $354,222.

Collocation and Settlement of Past Due Balance Agreement

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (the “Lessor”) of 186 collocation agreements (the “Terminated License Agreements”) pursuant to which the Lessor granted the Company a license to install, operate, and maintain equipment at certain telecommunication sites owned, leased, or licensed by the Lessor. As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the Lessor of $11,167,962 (the “Past Due Balance”). Pursuant to the Collocation Agreement:

●
The parties agreed that the Terminated License Agreements terminated effective January 31, 2019 (the “Termination Date”);

●
As settlement for its Past Due Balance:

o
The Company paid the Lessor $1,000,000; and

o
On or before February 1, 2020, the Company will execute 186 new collocation agreements with the Lessor. At least 166 of the new license agreements will be for old sites. No more than 20 of the new license agreements will be for new sites. See Note 22 - Agreement Regarding Collocation for subsequent agreement and terms thereof.

Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term. The initial monthly license rent due under each of the 186 new license agreements will be $884. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3% per year.

Management deemed the Collocation Agreement to be a termination of the existing license agreements with the Lessor. As a result, the Company wrote-off $11,522,862 (As restated), $12,853,201 (As restated), and $1,041,245 of net right of use assets, lease liabilities, and deferred rent, respectively, resulting in a gain of $1,359,554 (As restated), including the gain on decommissioning of towers. In addition, and pursuant to the Collocation Agreement, the Company’s outstanding liabilities owed to the Lessor of $11,167,962 was forgiven. The gains are recorded in the unaudited condensed consolidated statement of operations as part of selling, general, and administrative expenses and gain on settlement of past due lease obligations, respectively.

On November 1, 2019, and as a result of the Collocation Agreement, the Company recognized net right of use assets and lease liabilities of $12,317,300 (As restated) stemming from the new 186 collocation agreements. Right of use assets include any prepaid lease payments and exclude any lease incentives and initial direct costs incurred. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The lease terms may include options to extend or terminate the lease if it is reasonably certain that the Company will exercise that option. On November 1, 2019, the Company discounted lease payments related to the Collocation Agreement using its estimated incremental borrowing rate of 5.8% (As restated).

Contribution of FCC Licenses to Iota Partners

On November 5, 2019, Iota Partners, Iota Holdings, Iota Communications, Iota Networks, and certain revenue-based noteholders (the “Exchange Investors”) entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) pursuant to which the Exchange Investors, upon approval from the FCC, have agreed to contribute and transfer their FCC licenses to Iota Partners. Pursuant to the Exchange Agreement, the individual Exchange Investors and Iota Networks agreed, that effective as of the Closing Date, each existing spectrum lease agreement (See Note 11) will be fully and irrevocably terminated upon license contribution and transfer to Iota Partners. As consideration for the contributed FCC licenses, each Exchange Investor will receive one limited partnership unit of Iota Partners for each MHz-POP contributed to Iota Partners.

Through November 30, 2019, Exchange Investors contributed 16,246,612 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of limited partnership units. Management, assisted by third-party valuation specialists, determined the fair value of the FCC licenses contributed by the Exchange Investors to Iota Partners totaled $3,430,000 at November 30, 2019. Through November 30, 2019, Iota Holdings contributed 1,922,469 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of general partnership units. Since this is a transfer of assets between entities under common control, the value of the contributed licenses is recorded at Iota Holding’s carrying value which is $0. Through November 30, 2019, three investors subscribed for 333,333 limited partnership units in Iota Partners for $100,000 cash. At November 30, 2019, Iota Holdings owns approximately 10% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 90%.

Link Labs Asset Acquisition

On November 15, 2019, the Company entered into an asset purchase agreement (the “Purchase Agreement”) with Link Labs, Inc., a Delaware corporation (“Link Labs”) and completed the first closing thereunder. Link Labs is the creator of (i) Symphony Link, a low power, wide area wireless network platform that allows for monitoring and two-way communication with IoT network devices, and (ii) Conductor, which is an enterprise-grade data and network management service for use with Symphony Link.

Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for total consideration of cash and stock. The Purchased Assets consist of:

(i) All work product, know-how, work in process, developments, and deliverables related to the Iota Link system under development by Link Labs, including hardware designs, firmware, and related documentation;

(ii) All work product, know-how, work in process, developments, and deliverables related to the Conductor system associated with the Iota Link system under development by Link Labs prior to transfer of the source code to Iota Link; and

(iii) All software, including source code, as of the first closing, that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90, and 101 spectrum for bi-directional wireless data transmission (collectively, the “Iota Exclusive Business”), including the Conductor platform modified for provisioning and managing the Iota Link system, for use by the Company in furtherance of the Iota Exclusive Business (the “Purchased Software”). The assets in (i), (ii) and (iii) represent the Purchased Assets at the first closing (the “First Closing Assets”).

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

At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock to Link Labs for consideration totaling $3,100,000 (As restated). The Company also made a cash payment of $215,333 to Link Labs at the first closing, representing a partial payment on certain overdue invoices.

The second closing under the Purchase Agreement was required to take place no later than December 31, 2019 and the third and final closing will take place on the date on which the purchase consideration has been paid in full. At the third and final closing, the Company will acquire the Final Closing Assets. See Note 22, Subsequent Events, for details on the second and third closing including the required payment of $3,000,000 to Link Labs, which is accrued as a contingent liability on the Company’s unaudited condensed consolidated balance sheet at November 30, 2019, and the final required payment of $430,666 on certain overdue invoices, which is accrued within accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet at November 30, 2019.

The Company and Link Labs also entered into a Grant-Back License Agreement on the first closing date pursuant to which, subject to the terms and conditions set forth therein, the Company granted an exclusive, world-wide, royalty-free license to Link Labs for its use of the Purchased Intellectual Property. The Company has not assigned any value to the Grant-Back License as Link Labs’ future use, if any, is not presently known, and the license does not have a readily determinable market value.

Employment Agreement – Brian Ray, Chief Technology Officer

Concurrent with the first closing of the Link Labs Purchase Agreement on November 15, 2019, the Company entered into a two year Employment Agreement with Brian Ray (the “Ray Employment Agreement”), pursuant to which he will serve as the Company’s Chief Technology Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 60 days prior to the end of the term, as it may have been extended.

Pursuant to the Ray Employment Agreement, Mr. Ray will earn an initial base annual salary of $250,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive an annual bonus in an amount of up to 50% of his base annual salary, at the Board’s discretion, based on certain provided milestones. Mr. Ray is also entitled to receive stock options, under the Company’s 2017 Plan, to purchase 1,000,000 shares of the Company’s common stock, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in accordance with the following schedule: (i) 250,000 on the one year anniversary of the Ray Employment Agreement and (ii) the remaining unvested shares will vest monthly thereafter on a pro-rata basis over the 36 month period following the one year anniversary of the Ray Employment Agreement. Mr. Ray will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

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

The Dullinger Employment Agreement has an initial term of two years and is subject to automatic one year renewals unless either party provides the other with written notice of non-renewal no less than 90 days prior to the end of the then current term. Under the Dullinger Employment Agreement, Mr. Dullinger will be paid an annual base salary of $210,000, subject to review for possible increases as determined by the Chief Executive Officer of the Company. Mr. Dullinger is also entitled to receive annual bonuses in accordance with the Company’s Annual Incentive Plan at the discretion of the Company’s Board of Directors. The target amount of his annual bonus is 50% of his annual base salary, with 25% paid in cash and 25% issued in common stock with the first bonus to be paid at the end of the fiscal year ended May 31, 2020.

The Dullinger Employment Agreement further provides for the issuance of stock options to Mr. Dullinger to purchase 2,000,000 shares of the Company’s common stock under its 2017 Plan. The options are subject to a three year vesting schedule, with 8.33% of the options vesting in 12 successive equal quarterly installments, provided Mr. Dullinger is employed by the Company on each vesting date. The exercise price for 50% of the options is $0.40, 25% are at $0.80, and 25% are at $1.20. Should either Mr. Dullinger or the Company choose not to extend the Dullinger Employment Agreement per the terms, all remaining unvested options will be canceled. The Dullinger Employment Agreement also includes provisions for paid vacation time, expense reimbursement, and participation in the Company’s group health, life, and disability programs, 401(k) savings plans, profit sharing plans, or other retirement savings plans as are made available to the Company’s other similarly situated executives.

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

Results of Operations

Activities related to the Company’s wireless communication and application technology segment and BrightAI subscriptions are classified under Iota Networks, activities related to solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings.

Comparison of the Three Months Ended November 30, 2019 to the Three Months Ended November 30, 2018

A comparison of the Company’s operating results for the three months ended November 30, 2019 and 2018, respectively, is as follows.

Three Months Ended November 30, 2019 (As restated)	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$-	$33,710	$-	$33,710
Cost of sales	-	36,826	26,968	-	63,794
Gross profit (loss)	-	(36,826)	6,742	-	(30,084)
Operating expenses	3,147,932	688,603	6,297,833	446,149	10,580,517
Operating loss	(3,147,932)	(725,429)	(6,291,091)	(446,149)	(10,610,601)
Interest expense, net	(987,990)	(28,000)	(970,791)	-	(1,986,781)
Loss before income taxes	$(4,135,922)	$(753,429)	$(7,261,882)	$(446,149)	$(12,597,382)

Three Months Ended November 30, 2018	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$772,570	$63,299	$-	$835,869
Cost of sales	-	724,549	50,639	-	775,188
Gross profit (loss)	-	48,021	12,660	-	60,681
Operating expenses	12,010,615	188,893	4,753,913	-	16,953,421
Operating loss	(12,010,615)	(140,872)	(4,741,253)	-	(16,892,740)
Interest expense, net	(112,626)	(16,571)	(96,960)	-	(226,157)
Loss before income taxes	$(12,123,241)	$(157,443)	$(4,838,213)	$-	$(17,118,897)

The variances between the three months ended November 30, 2019 and 2018 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$(772,570)	$(29,589)	$-	$(802,159)
Cost of sales	-	(687,723)	(23,671)	-	(711,394)
Gross profit (loss)	-	(84,847)	(5,918)	-	(90,765)
Operating expenses	(8,862,683)	499,710	1,543,920	446,149	(6,372,904)
Operating loss	8,862,683	(584,557)	(1,549,838)	(446,149)	6,282,139
Interest expense, net	(875,364)	(11,429)	(873,831)	-	(1,760,624)
Loss before income taxes	$7,987,319	$(595,986)	$(2,423,669)	$(446,149)	$4,521,515

Net Sales

Net sales for ICS decreased by $772,570, or 100%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to a decrease in the number of active solar engineering, procurement, and construction services projects during the current period.

Net sales for Iota Networks decreased by $29,589, or 47%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, as a result of a change in product mix from 2018. During the last half of fiscal 2019, the Company discontinued selling certain products.

Cost of Sales

Cost of sales for ICS decreased by $687,723, or 95%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due to the loss of active customer contracts during the current period and a reduction in the provision for warranties of $231,238.

Cost of sales for Iota Networks decreased by $23,671, or 47%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, consistent with the decline in net sales for the three month period.

Operating Expenses

Operating expenses for Iota Communications decreased by $8,862,683, or 74%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to a decrease in stock-based compensation related to the issuance of stock options, warrants, and common stock issued for services; offset in part by a loss on debt extinguishment of $1,776,580.

Operating expenses for ICS increased by $499,710, or 265%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018 primarily due to (i) increased bad debt expense totaling $219,200 due to an increase in significantly aged receivables, disputed customer balances, and performance bonds unlikely of being returned, and (ii) increased provisions for indirect taxes totaling $250,000.

Operating expenses for Iota Networks increased by $1,543,920, or 32%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018. This increase is primarily due to the following: (i) a current year impairment charge on long-lived right of use and tangible fixed assets totaling $10,773,363, (ii) a loss on the extinguishment of debt totaling $4,081,080, (iii) an increase in depreciation and amortization of $1,049,634 due primarily to change in accounting estimate effective beginning second quarter of fiscal year 2020, (iv) prior year non-recurring merger related expenses totaling $827,700 recorded in Iota Networks in the first quarter of the prior fiscal year and reclassified to Iota Communications in the second quarter of the prior fiscal year, (v) an increase in bad debt expense totaling $735,205 due to increased aged receivables and other receivables deemed to be potentially uncollectible, and (vi) increased provisions for indirect taxes totaling $250,000, offset by (vii) a $11,433,729 net gain on lease modification and restructuring of past due lease obligations and $635,179 of decreased network site expenses, (viii) a decrease of $1,745,096 in research and development costs, (ix) a decrease in salaries and wages totaling $1,656,846 due to a reduction in the workforce, and (x) a decrease in legal provisions of approximately $800,000 due to favorable progress in ongoing litigation and reduced exposure to loss.

Operating expenses for Iota Holdings increased by $446,149, or 100%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, as a result of Iota Holdings being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Interest Expense, net

Interest expense, net for Iota Communications increased by $875,364, or 777%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to (i) increased amortization of original issue discounts and beneficial conversion features on convertible notes and notes payable totaling $776,300, and (ii) increased interest expense of approximately $100,000 on approximately $3,585,000 of higher average outstanding balances of convertible debt and notes payable.

Interest expense, net for ICS increased by $11,429, or 69%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to the interest on reimbursable expenses due to an employee of the Company.

Interest expense, net for Iota Networks increased by $873,831, or 901%, for the three months ended November 30, 2019, as compared to the three months ended November 30, 2018, due primarily to (i) $607,500 of fees incurred for stand-ready obligations provided by third-parties, (ii) increased amortization of deferred financing costs on revenue-based notes totaling $231,603, including $190,847 of accelerated amortization from a change in the estimated life of the remaining outstanding Spectrum Partners Program notes, and (iii) increased accretion expense on asset retirement obligations totaling $25,427.

Comparison of the Six Months Ended November 30, 2019 to the Six Months Ended November 30, 2018

A comparison of the Company’s operating results for the six months ended November 30, 2019 and 2018, respectively, is as follows.

Six Months Ended November 30, 2019 (As restated)	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$833,803	$71,681	$-	$905,484
Cost of sales	-	902,332	57,344	-	959,676
Gross profit (loss)	-	(68,529)	14,337	-	(54,192)
Operating expenses	6,014,431	1,164,828	9,425,356	672,032	17,276,647
Operating loss	(6,014,431)	(1,233,357)	(9,411,019)	(672,032)	(17,330,839)
Interest expense, net	(1,622,250)	(32,210)	(1,075,493)	-	(2,729,953)
Loss before income taxes	$(7,636,681)	$(1,265,567)	$(10,486,512)	$(672,032)	$(20,060,792)

Six Months Ended November 30, 2018	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$772,570	$113,095	$-	$885,665
Cost of sales	-	724,549	88,131	-	812,680
Gross profit (loss)	-	48,021	24,964	-	72,985
Operating expenses	12,010,615	188,893	13,250,751	-	25,450,259
Operating loss	(12,010,615)	(140,872)	(13,225,787)	-	(25,377,274)
Interest expense, net	(112,626)	(16,571)	(155,533)	-	(284,730)
Loss before income taxes	$(12,123,241)	$(157,443)	$(13,381,320)	$-	$(25,662,004)

The variances between the six months ended November 30, 2019 and 2018 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$61,233	$(41,414)	$-	$19,819
Cost of sales	-	177,783	(30,787)	-	146,996
Gross profit (loss)	-	(116,550)	(10,627)	-	(127,177)
Operating expenses	(5,996,184)	975,935	(3,825,395)	672,032	(8,173,612)
Operating loss	5,996,184	(1,092,485)	3,814,768	(672,032)	8,046,435
Interest expense, net	(1,509,624)	(15,639)	(919,960)	-	(2,445,223)
Loss before income taxes	$4,486,560	$(1,108,124)	$2,894,808	$(672,032)	$5,601,212

Net Sales

Net sales for ICS increased by $61,233, or 8%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due to robust sales in the first fiscal quarter of 2020 as compared to no reported sales in the first fiscal quarter of 2019 due to the Merger, offset by $0 sales in the second fiscal quarter of 2020 as compared to full quarter sales in second fiscal quarter of 2019.

Net sales for Iota Networks decreased by $41,414, or 37%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of a change in product mix from 2018. During the last half of fiscal 2019, the Company discontinued selling certain products.

Cost of Sales

Cost of sales for ICS increased by $177,783, or 25%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due to full quarter cost of sales in first fiscal quarter of 2020 as compared to no reported cost of sales in first fiscal quarter of 2019 due to the Merger, offset by limited cost of sales in the second fiscal quarter of 2020 due to a decrease in active projects as compared to full quarter cost of sales in the second fiscal quarter of 2019.

Cost of sales for Iota Networks decreased by $30,787, or 35%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, consistent with the decline in net sales for the six month period.

Operating Expenses

Operating expenses for Iota Communications decreased by $5,996,184, or 50%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily as a result of a decrease in stock-based compensation related to the issuance of stock options, warrants, and common stock issued for services, offset in part by a loss on debt extinguishment of $1,776,580.

Operating expenses for ICS increased by $975,935, or 517%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, primarily due to (i) increased bad debt expense totaling $219,200 due to an increase in significantly aged receivables, disputed customer balances, and performance bonds unlikely of being returned, (ii) increased provisions for indirect taxes totaling $250,000, and (iii) an increase in salaries and wages totaling $478,057 as a result of a full six months of activity in the current year as compared to only three months of activity in the prior year due to the Merger.

Operating expenses for Iota Networks decreased by $3,825,395 or 29%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018. This decrease is primarily due to the following: (i) a $11,433,729 net gain on lease modification and restructuring of past due lease obligations and $548,635 of decreased network site expenses, (ii) a decrease of $3,135,642 in research and development costs, (iii) a decrease in salaries and wages totaling $4,400,085 due to a reduction in the workforce, (iv) a decrease in legal provisions of approximately $800,000 due to favorable progress in ongoing litigation and reduced exposure to loss, and (v) a reduction of $337,710 in net expenses associated with maintaining and operating FCC licenses, offset by (vi) a current year impairment charge on long-lived right of use and tangible fixed assets totaling $10,773,363, (vii) a loss on extinguishment of debt totaling $4,081,080, (viii) an increase in depreciation and amortization totaling $1,094,606 due primarily to change in accounting estimate effective beginning second quarter of fiscal year 2020,  (ix) increased provisions for indirect taxes totaling $250,000, and (x) an increase in bad debt expense totaling $735,205 due to increased aged receivables and other receivables deemed to be potentially uncollectible.

Operating expenses for Iota Holdings increased by $672,032, or 100%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, as a result of the Company being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Interest Expense, net

Interest expense, net for Iota Communications increased by $1,509,624, or 1,340%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to (i) increased amortization of original issue discounts and beneficial conversion features on convertible notes and notes payable totaling approximately $1,325,000, (ii) increased interest expense of approximately $113,000 on approximately $2,025,000 of higher average outstanding balances of convertible debt and notes payable, and (iii) decreased interest and other income of approximately $40,000.

Interest expense, net for ICS increased by $15,639, or 94%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to the interest on reimbursable expenses due to an employee of the Company.

Interest expense, net for Iota Networks increased by $919,960, or 591%, for the six months ended November 30, 2019, as compared to the six months ended November 30, 2018, due primarily to (i) $607,500 of fees incurred for stand-ready obligations provided by third-parties, (ii) increased amortization of deferred financing costs on revenue-based notes totaling $232,025, including $190,847 of accelerated amortization from a change in the estimated life of the remaining outstanding Spectrum Partners Program notes, and (iii) increased accretion expense on asset retirement obligations totaling $51,706.

Liquidity, Financial Condition, and Capital Resources

At November 30, 2019, we had cash on hand of $203,675 and a working capital deficit of $20,022,573, as compared to cash on hand of $788,502 and a working capital deficit of $23,638,461 at May 31, 2019.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $138,380,793 since inception, including a net loss attributable to Iota Communications of $19,571,886 for the six months ended November 30, 2019. Additionally, the Company had negative working capital of $20,022,573 and $23,638,461 at November 30, 2019 and May 31, 2019, respectively, and has negative cash flows from operations of $6,639,508 for the six months ended November 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan is to generate sufficient revenues to cover its anticipated expenses through the continued promotion of its services to existing and potential customers. The Company believes it can raise additional capital to meet its short-term cash requirements, including an equity raise and debt funding from third parties.

Subsequent to November 30, 2019, and through the date of this report, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds of $2,634,811, net of $188,033 in equity issuance fees. On April 10, 2020, the Company received a $1,000,000 cash deposit from an investor to be subscribed in a future security offering. In September 2020, the Company commenced a new private placement offering for up to $15,000,000 of common stock and accompanying warrants (together a “Unit”) at a purchase price of $0.12 per Unit. As of the date of this report, the Company has received cash proceeds of $50,000 under this new offering. In addition, and subsequent to November 30, 2019, and through the date of this report, the Company has received $4,927,327 of net cash proceeds from the issuance of debt to third parties. On May 4, 2020, the Company was granted a loan in the aggregate amount of $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on December 4, 2020, unless forgiven in whole or in part in accordance with the PPP regulations. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

Although no assurances can be given as to the Company’s ability to deliver on its revenue or capital raise plans, or that unforeseen expenses may arise, management believes that the revenue to be generated from operations together with potential equity and debt financing or other potential financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential equity or debt financing will be available on favorable terms. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through November 6, 2021. As such, management does not believe they have sufficient cash for the next 12 months from the date of this report. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Working Capital

	November 30, 2019 (As restated)	May 31, 2019
Current assets	$1,073,473	$2,367,381
Current liabilities	21,096,046	26,005,842
Working capital deficit	$(20,022,573)	$(23,638,461)

The Company’s working capital deficit decreased by $3,615,888 during the six months ended November 30, 2019 with a decrease in current assets totaling $1,293,908 more than offset by a decrease in current liabilities totaling $4,909,796. The decrease in current assets is primarily due to (i) a decrease in cash of $584,827, and (ii) a decrease in contract and other current assets of $557,293 due to required write-downs and write-offs of assets to net realizable value. The decrease in current liabilities is primarily due to (i) a decrease in accounts payable and accrued expenses of $11,166,246 resulting from the execution of a Collocation and Settlement of Past Due Balance Agreement with a third-party lessor (See Note 19), and (ii) a decrease in service obligations of $233,380 due to the recognition of fee income during the period as performance obligations were fulfilled, offset in part by (iii) a net increase in convertible and non-convertible debt outstanding of $2,093,262 due primarily to additional borrowings from AIP, the Company’s senior secured creditor, and increases in other notes payable (See Notes 10, 12, and 13), (iv) an increase in the current portion of lease liabilities of $1,661,512 which were recorded on-balance sheet beginning June 1, 2019 concurrent with the Company’s adoption of ASC Topic 842, Leases, (See Note 19), and (v) a $3,000,000 contingent liability incurred by the Company in connection with its Asset Purchase Agreement with Link Labs (See Note 4).

Cash Flows

	Six Months Ended November 30,
	2019 (As restated)	2018
Net cash used in operating activities	$(6,639,508)	$(12,087,500)
Net cash used in investing activities	(32,392)	(5,698,602)
Net cash provided by financing activities	6,087,073	16,982,254
Decrease in cash	$(584,827)	$(803,848)

Operating Activities

Net cash used in operating activities totaled $(6,639,508) for the six months ended November 30, 2019, a decrease of $5,447,992 from the $(12,087,500) net cash used in operating activities for the six months ended November 30, 2018.

For the six months ended November 30, 2019, net cash used in operating activities is primarily comprised of (i) a net loss excluding non-cash items totaling $(8,575,745), (ii) a decrease in other assets totaling $493,362, and (iii) an increase in accounts payable and accrued expenses totaling $1,297,098.

For the six months ended November 30, 2018, net cash used in operating activities is primarily comprised of (i) a net loss excluding non-cash items totaling $(14,258,628), (ii) an increase in other assets totaling $338,723, (iii) an increase in accounts payable and accrued expenses totaling $1,770,701, and (iv) an increase in payroll liabilities totaling $709,787.

Investing Activities

For the six months ended November 30, 2019, net cash used in investing activities totaled $32,392. This was attributable to the increase in security deposits of $29,870 and purchase of property and equipment of $2,522.

For the six months ended November 30, 2018, net cash used in investing activities totaled $5,698,602. This was primarily attributable to the cash outlaid for the purchase of a note from and advances to SolBright Group, Inc. of $5,038,712 and of $827,700, respectively.

Financing Activities

For the six months ended November 30, 2019, net cash provided by financing activities totaled $6,087,073, of which $2,407,505 was the proceeds from revenue-based notes, $1,964,320 was from the issuance of convertible notes payable, and $2,052,482 was the proceeds from the issuance of common stock, partially offset by payments made on outstanding convertible and non-convertible notes payable totaling $577,234.

For the six months ended November 30, 2018, net cash provided by financing activities totaled $16,982,254, of which $14,452,871 was attributable to proceeds from revenue-based notes and $2,600,616 was from the issuance of convertible notes payable.

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

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC Topic 606. The contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Amounts received prior to being earned are recognized as contract liabilities on the accompanying unaudited condensed consolidated balance sheets.

Activities related to the Company’s wireless communication and application technology segment and BrightAI subscriptions are classified under Iota Networks, activities related to solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networks are classified under Iota Holdings.

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained an FCC spectrum license from other service providers. Additionally, owners of granted but not yet operational licenses (termed “FCC Construction Permits” or “Permits”) can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully-constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee plus an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network. For the purposes of clarification, these spectrum licenses are not part of the Iota Partners spectrum pool.

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

Iota Networks has committed to provide future performance obligations to certain parties, including employees and former employees, at no cost. These performance obligations include both obtaining FCC license perfection and maintaining the license in accordance with regulatory affairs thereafter. The estimated remaining unfulfilled commitment based upon estimated standalone selling prices totals $2,857,976 (As restated) at November 30, 2019 including $450,503 (As restated) to employees and former employees and $2,407,473 (As restated) to other parties. During the six months ended November 30, 2019, the Company paid $180,420 (As restated) of FCC license application fees for licenses granted to related parties and completed the application process for the related parties at no cost. Management estimates that the incremental direct costs to fulfill these performance obligations after licenses are acquired and fully constructed are immaterial.

Iota Networks also derives revenue from subscriptions to its cloud-based data and analytics platform, BrightAI. The platform receives data from energy, environmental, and mechanical sensors and organizes, stores, and analyzes this data to provide insights to drive energy efficiency and create optimization plans for commercial facility managers. BrightAI data and analytics service offerings are sold on a subscription basis with revenue generally recognized ratably over the contract term commencing with the date the data and analytics service is made available to customers. These contracts generally have a single performance obligation which is not separately identifiable from other promises in the contracts and is, therefore, not distinct. For certain customer contracts, the Company may separately charge for equipment and optional installation and other professional services. These additional performance obligations are recognized at the point in time that the equipment is accepted by the customer or services are provided to the customer.

Iota Commercial Solutions

ICS derives revenues through solar energy, LED lighting, and HVAC implementation services. Revenues from the sale of hardware products are generally recognized upon delivery of the hardware product to the customer provided all other revenue recognition criteria are satisfied. Sales of services are recognized as the performance obligations are fulfilled, and the customer takes risk of ownership and assumes the risk of loss. Service revenue is recognized as the service is completed under ASC Topic 606.

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

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts billed to clients in excess of revenue recognized to date. ICS has recorded a loss reserve on contract assets of $0 as of November 30, 2019 and $71,624 as of May 31, 2019, which is included in contract assets on the unaudited condensed consolidated balance sheets.

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

Change orders are modifications of an original contract. Either ICS or its customer may initiate change orders. They may include changes in specifications or design, manner of performance, facilities, equipment, materials, sites, and period of completion of the work. ICS evaluates when a change order is probable based upon its experience in negotiating change orders, the customer’s written approval of such changes, or separate documentation of change order costs that are identifiable. Change orders may take time to be formally documented and terms of such change orders are agreed with the customer before the work is performed. Sometimes circumstances require that work progresses before an agreement is reached with the customer. If ICS is having difficulties in renegotiating the change order, it will stop work, record all costs incurred to date, and determine, on a project by project basis, the appropriate final revenue recognition.

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

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors. ICS has recognized a warranty reserve of $121,362 as of November 30, 2019 (As restated), and $313,881 as of May 31, 2019.

ICS’s remaining unsatisfied performance obligations as of November 30, 2019 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. ICS had approximately $1,075,000 (As restated) in remaining unsatisfied performance obligations as of November 30, 2019. ICS expects to satisfy its remaining unsatisfied performance obligations as of November 30, 2019 over the following twelve months. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm; cancellations, deferrals, or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, property and equipment, and right of use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the six months ending November 30, 2019, the Company recognized impairment losses of $10,773,363 (As restated) related to long-lived assets. For the six months ending November 30, 2018, there were no impairment losses recognized for long-lived assets.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. These material weaknesses have resulted in a restatement of the Company’s condensed consolidated financial statements as of and for the three and six month periods ended November 30, 2019 as described in this Amendment.

Material Weakness in Internal Control over Financial Reporting

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
●
Lack of qualified accounting personnel to prepare and report financial information in accordance with U.S. GAAP; and
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

During the fiscal year ended May 31, 2019, and as a result of the merger with our wholly owned subsidiary Iota Networks LLC, all recordkeeping has been migrated into the same accounting software system.

During the three and six months ended November 30, 2019, we conducted a search for a new Chief Financial Officer. On December 9, 2019, we hired James F. Dullinger as Chief Financial Officer.

The remediation actions planned include:

●
Identifying and hiring experienced accounting personnel to support financial reporting and ensure adequate segregation of duties;
●
Developing policies and procedures on internal control over financial reporting and monitoring the effectiveness of operations on existing controls and procedures;
●
Continuing to search for and evaluate qualified independent outside directors; and
●
Identifying and remediating gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company.

We are committed to maintaining a strong internal control environment and believe that these planned remediation efforts will represent significant improvements in our control environment. Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three and six months ended November 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1,400,000 against Smartcomm. Management intends to defend the counts via summary judgment. To date, Smartcomm, LLC has been paying the cost to defend against this complaint. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed and is expected to resume at a date determined at a hearing to be held on November 2, 2020. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391, and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees, and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The case is now in the discovery phase. The Company has appropriately accrued for all potential liabilities at November 30, 2019.

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $300,000 which have been fully accrued for at November 30, 2019. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

ITEM 1A. RISK FACTORS

As a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item. We note, however, that an investment in our common stock involves very significant risks. Investors should carefully consider the risk factors included in the “Risk Factors” section of our Annual Report on Form 10-K for our fiscal year ended May 31, 2019 (the “Annual Report”), as filed with the SEC on September 13, 2019, in addition to other information contained in those documents and reports that we have filed with the SEC pursuant to the Securities Act and the Exchange Act since the date of the filing of the Annual Report, including, without limitation, this Quarterly Report on Form 10-Q, in evaluating the Company and our business before purchasing shares of our common stock. The Company’s business, operating results, and financial condition could be adversely affected due to any of those risks.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Other than as reported in our Current Reports on Form 8-K, or prior periodic reports, we have not sold any of our equity securities during the period covered by this Quarterly Report, or subsequent period through the date hereof, except as set forth below:

Private Placement Offering

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17). As of November 30, 2019, the Company has issued 6,919,782 shares of common stock and 1,383,957 warrants and has received $2,052,482 in cash proceeds, net of $161,638 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 366,748 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17). The warrants issued were valued at $118,435 (As restated) using the Black-Scholes Method.

From December 1, 2019 and through January 22, 2020 (the date of filing of the Original Form 10-Q/A), the Company issued 5,565,139 shares of the Company's common stock and 1,113,028 warrants, and received cash proceeds of $1,652,767, net of $128,077 in equity issuance fees, and $222,544 related to issued warrants.

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering, pursuant to which the Company will be obligated to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the warrant shares for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company is obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the Commission reviews and has written comments to the Registration Statement. As of the date of this report, the Company has not filed the Registration Statement required under the terms of the September 2019 Offering.

Equity Transactions

Issuance of Common Stock

During the three months ended August 31, 2019, the Company issued 445,000 shares of common stock with a range of fair values of $0.42 - $0.44 per share to various employees in lieu of cash for compensation.

During the three months ended August 31, 2019, the Company issued 300,000 shares of common stock with a fair value of $0.63 per share to vendors for satisfaction of outstanding payables.

During the three months ended August 31, 2019, the Company issued 408,736 shares of common stock to investors as a result of the exercise of warrants, of which, 324,000 shares of common stock were issued as a cashless exercise with a fair value of $0.67 per share and 84,736 shares of common stock were issued with a fair value of $0.01 per share (See Note 17).

During the three months ended August 31, 2019, the Company issued 2,100,000 shares of common stock with a range of fair values of $0.42 - $0.55 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended August 31, 2019, the Company issued 1,133,334 shares of common stock with a range of fair values of $0.58 - $0.74 per share to consultants for services rendered.

During the three months ended November 30, 2019, the Company issued 6,919,782 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended November 30, 2019, the Company issued 2,500,000 shares of common stock with a fair value of $0.34 per share to vendors for satisfaction of outstanding payables.

During the three months ended November 30, 2019, the Company issued 1,000,000 shares of common stock with a fair value of $0.37 per share to investors in connection with the extinguishment of existing convertibles notes payable (See Note 10).

During the three months ended November 30, 2019, the Company issued 18,543,405 shares of common stock with a range of fair values of $0.28 - $0.41 per share to investors in connection with the settlement of the Solutions Pool Program (See Note 11).

During the three months ended November 30, 2019, the Company issued 12,146,241 shares of common stock to Link Labs, Inc. pursuant to the Purchase Agreement dated November 15, 2019 (See Note 4), with a total value of $3,100,000.

During the three months ended November 30, 2019, the Company issued 1,816,364 shares of common stock with a range of fair values of $0.31 - $0.40 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended November 30, 2019, the Company issued 947,499 shares of common stock with a range of fair values of $0.27 - $0.42 per share to consultants for services rendered.

From December 1, 2019 and through January 22, 2020, the Company issued 1,500,000 shares of common stock, with a range of fair values of $0.29 - $0.30 per share in connection with notes payable.

From December 1, 2019 and through January 22, 2020, the Company issued 5,565,139 shares of common stock, with a fair value of $0.32 per share to investors pursuant to the September 23, 2019 private placement offering.

From December 1, 2019 and through January 22, 2020, the Company issued 210,425 shares of common stock, with a fair value of $0.26 per share in connection with convertible notes payable.

From December 1, 2019 and through January 22, 2020, the Company issued 200,000 shares of common stock, with a fair value of $0.30 per share to consultants for services rendered.

From December 1, 2019 and through January 22, 2020, the Company issued 447,455 shares of common stock, with a range of fair values of $0.01 - $0.44 per share as a result of the exercise of warrants.

Issuance of Options

On November 15, 2019, the Company granted 1,000,000 options to Brian Ray, Chief Technology Officer, in connection with his employment agreement dated November 15, 2019, with an exercise price of $0.41 per share.

On December 9, 2019, the Company granted 2,000,000 options to James F. Dullinger, Chief Financial Officer, in connection with his employment agreement dated December 9, 2019, with exercise prices as follows: (i) 1,000,000 options have an exercise price of $0.40 per share, (ii) 500,000 options have an exercise price of $0.80 per share, and (iii) 500,000 options have an exercise price of $1.20 per share.

Issuance of Warrants

During the three months ended August 31, 2019, the Company issued warrants to purchase 905,000 shares of the Company’s common stock with an exercise price of $0.40 per share to several investors who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 15,000 shares of the Company’s common stock with an exercise price of $0.40 per share to an investor who provided financing to the Company.

During the three months ended November 30, 2019, the Company issued warrants to purchase 4,988,679 shares of the Company’s common stock with a range of exercise prices of $0.31 - $0.48 per share to investors in connection with convertible notes payable (See Note 10).

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

During the three months ended November 30, 2019, the Company issued warrants to purchase 366,748 shares of the Company’s common stock with an exercise price of $0.01 per share for equity issuance fees in connection with the September 23, 2019, private placement (See Note 15).

During the three months ended November 30, 2019, the Company issued warrants to purchase 4,350,000 shares of the Company’s common stock with an exercise price of $0.32 per share to investors in connection with the extinguishment of existing convertibles notes payable (See Note 10).

From December 1, 2019 and through January 22, 2020, the Company issued warrants to purchase 851,254 shares of the Company's common stock with an exercise price of $0.308 per share in connection with a convertible note issued.

From December 1, 2019 and through January 22, 2020, the Company issued warrants to purchase 1,113,028 shares of the Company's common stock with an exercise price of $0.48 per share in connection with the September 23, 2019 private placement offering.

From December 1, 2019 and through January 22, 2020, the Company issued warrants to purchase 289,652 shares of the Company's common stock with an exercise price of $0.01 per share in connection with administration of the September 23, 2019 private placement offering.

From December 1, 2019 and through January 22, 2020, the Company issued warrants to purchase 4,350,000 shares of the Company's common stock with an exercise price of $0.30 per share in connection with the December 18, 2019 AIP Agreement and Waiver (See Note 22).

Issuance of Convertible Debt

On May 21, 2019, the Company issued a Convertible Promissory Note in the principal amount of $330,000, which was originally due and payable on November 30, 2019. The Company has entered into successive amendments to the original note, such that the maturity date for this note was extended to March 31, 2020, and $70,000 was added to the principal amount due under this note.

On September 16, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the investor purchased (a) a Convertible Promissory Note in the principal amount of $330,000, (b) 150,000 restricted shares of the Company’s common stock and (c) a three year warrant for 600,000 shares at an exercise price of $0.35, subject to standard adjustments The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the investor at a conversion price of $0.35 and is due March 31, 2020. The investor was also granted piggyback registration rights.

On October 3, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor”, pursuant to which, for a purchase price of $225,000, the investor purchased (a) a Convertible Promissory Note in the principal amount of $250,000 and (b) 100,000 restricted shares of the Company’s common stock. The note has a one-time interest charge of 8% that was applied at issuance, is convertible at the option of the investor at a conversion price of $0.35 and is due November 30, 2019. The investor was also granted piggyback registration rights. On October 13, 2019, the Company repaid the October Convertible Note in full.

On October 29, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor” pursuant to which, for a purchase price of $1,088,830, the investor purchased (a) a Convertible Promissory Note in the principal amount of $1,000,000, (b) warrants to purchase 3,888,679 shares of the Company’s common stock, exercisable for a period of five years from the date of issuance, at an exercise price of $0.308 per share, and (c) 969,697 restricted shares of the Company’s common stock. The investor was also granted piggyback registration rights.

All the securities set forth above were issued by the Company pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On September 12, 2019, the Company and Barclay Knapp mutually agreed to terminate Mr. Knapp’s employment agreement. Pursuant to the letter agreement on September 12, 2019, Mr. Knapp continues to serve as Chairman of the Company’s Board of Directors. On November 22, 2019, the Company entered into an amendment, pursuant to which, the parties agreed to the following amended repayment plan for the promissory note owed to Mr. Knapp: (i) $30,000 to be paid in November 2019 and (ii) $120,000 to be paid in December 2019. As of January 22, 2020, the Company is currently in default on this promissory note.

On October 4, 2019, the Company entered into a Secured Non-Convertible Note (the “AIP Replacement Note”) with AIP Global Macro Fund, L.P. for a principal amount of $4,600,000 with a maturity date of April 4, 2021. The principal on the note bears interest at a rate of U.S. Libor + 10% per annum. The AIP Replacement Note replaces Tranches #1, #2, #3 and #4 drawn under the Note Purchase Agreement (See Note 10).

On December 18, 2019, the Company entered into an Agreement and Waiver with AIP to satisfy certain covenant compliance violations relative to the AIP Note (See Note 9). Pursuant to the Agreement and Waiver, all Events of Default relative to the AIP Note are waived through December 31, 2020. The waiver is conditioned upon (i) the Company agreeing to issue 500,000 shares of its common stock to AIP, (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance, (iv) the Company agreeing to issue an additional 500,000 shares of the Company’s common stock to AIP, and (v) the Company agreeing to issue additional warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30 to AIP.

On December 19, 2019, the Company entered into a Securities Purchase Agreement with an “accredited investor” pursuant to which it issued a promissory note to the investor in the principal amount of $238,352, due and payable June 19, 2020, and warrants to purchase 851,425 shares of common stock at an exercise price of $0.308, for a total purchase price of $238,352.

On December 20, 2019, the Company issued a 12-month LIBOR + 10% Secured Non-Convertible Note in the principal amount of $1,400,000 to AIP Convertible Private Debt Fund L.P., due June 20, 2020, pursuant to an Agreement and Waiver, dated December 18, 2019, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued warrants to purchase 4,350,000 shares of the Company's common stock with an exercise price of $0.30 per share.

On December 31, 2019, and pursuant to the Purchase Agreement, the Company entered into a promissory note with Link Labs for a principal amount of $1,000,000 with a maturity date of March 31, 2020. The principal on the note bears an interest rate of 1.61% per annum (See Note 4).

On December 31, 2019, and pursuant to the Purchase Agreement, the Company entered into a promissory note with Link Labs for a principal amount of $1,000,000 with a maturity date of June 30, 2020. The principal on the note bears an interest rate of 1.61% per annum (See Note 4).

On January 3, 2020, and pursuant to the Purchase Agreement, the Company paid Link Labs $1,000,000 (See Note 4).

On January 16, 2020, the Company entered into a Securities Purchase Agreement with an “accredited investor” pursuant to which it issued a promissory note to the investor in the principal amount of $320,000, due and payable February 29, 2020, and issued 1,000,000 shares of common stock, for a total purchase price of $320,000. Pursuant to the Securities Purchase Agreement, and upon the occurrence of an event of default which is not cured within 7 business days, the Company will issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, until such time as the event of default has occurred.

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

☐
should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
☐
have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
☐
may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
☐
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
(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession
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

3.5	Certificate of Amendment to Certificate of Incorporation (share increase) filed November 21, 2003 (incorporated by reference to our Quarterly Report on Form 10-QSB filed on February 17, 2004).
3.6	Certificate of Ownership and Merger (name change) dated August 30, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on September 1, 2006).
3.7	Certificate of Amendment to Certificate of Incorporation dated March 17, 2014 (incorporated by reference to Exhibit 3i.7a to our Annual Report on Form 10-K filed on August 27, 2014).
3.8	Amended and Restated By-Laws (incorporated by reference to Exhibit C to our Information Statement of Schedule 14C filed on February 24, 2015).
3.9	Certificate of Amendment to Certificate of Incorporation filed March 17, 2015 (incorporated by reference to Exhibit 3.8 to our Annual Report on Form 10-K filed on September 14, 2017)
3.10	Certificate of Designation of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.9 to our Current Report on Form 8-K filed on October 4, 2017)
3.11	Certificate of Amendment to Certificate of Incorporation, dated October 30, 2017 (incorporated by reference to Exhibit 3.11 to our Current Report on Form 8-K filed on October 30, 2017)
3.12	Certificate of Designation of 10% Series A-1 Cumulative Convertible Redeemable Preferred Stock (incorporated by reference to Exhibit 3.12 to our Registration Statement on Form S-1/A on April 30, 2018)
3.13	Certificate of Amendment to Certificate of Incorporation (name change) filed November 28, 2018 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 28, 2018)
(4)	Instruments Defining the Rights of Security Holders, Including Indentures
4.1	Note Purchase Agreement dated October 31, 2018, between the Company and AIP (incorporated by reference to our Current Report on Form 8-K filed on November 7, 2018)
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

4.4	Warrant dated September 16, 2019 issued by the Company to LGH Investments, LLC (incorporated by reference to Exhibit 10.44 to our Quarterly Report on Form 10-Q dated October 15, 2019)
4.5	Form of Subscription Agreement, Private Placement Offering, dated September 23, 2019 (incorporated by reference to Exhibit 4.5 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.6
Form of Common Stock Purchase Warrant, Private Placement Offering, dated September 23, 2019 (incorporated by reference to Exhibit 4.6 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

4.7
Securities Purchase Agreement by and between the Company and LGH Investments, LLC dated October 3, 2019 (incorporated by reference to Exhibit 4.7 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

4.8
Convertible Promissory Note dated October 3, 2019 issued by the Company to LGH Investments, LLC (incorporated by reference to Exhibit 4.8 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

4.9
Secured Non-Convertible Promissory Note dated October 4, 2019 issued by the Company to AIP (incorporated by reference to Exhibit 4.9 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

4.10
Securities Purchase Agreement by and between the Company and Oasis Capital, LLC, dated October 29, 2019 (incorporated by reference to Exhibit 4.10 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

4.11	Warrant dated October 29, 2019 issued by the Company to Oasis Capital, LLC (incorporated by reference to Exhibit 4.11 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.12	Promissory Note dated October 29, 2019 issued by the Company to Oasis Capital, LLC (incorporated by reference to Exhibit 4.12 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.13	Secured Promissory Note dated December 20, 2019 issued by the Company to AIP (incorporated by reference to Exhibit 4.13 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.14	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc. (incorporated by reference to Exhibit 4.14 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.15	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc (incorporated by reference to Exhibit 4.15 to our original Quarterly Report on Form 10-Q dated January 22, 2020).
4.16*	Amended and Restated Promissory Note issued by the Company to Link Labs, Inc., dated January 3, 2020
4.17*	Promissory Note issued by the Company to Barclay Knapp, dated February 29, 2020
4.18*	Secured Non-Convertible Promissory Note issued by the Company to AIP, dated March 30, 2020
4.19	Paycheck Protection Plan Loan to Iota Networks, LLC, dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2020)
4.20*	Promissory Note issued by the Company to Dana Amato (July), dated June 1, 2020
4.21*	Promissory Note issued by the Company to Dana Amato (December), dated June 1, 2020
4.22*	Secured Non-Convertible Promissory Note issued by the Company to AIP, dated June 2, 2020
4.23*	Secured Non-Convertible Promissory Note issued by the Company to AIP, dated July 30, 2020
4.24	Secured Convertible Promissory Note Issued by the Company to AIP, dated August 31, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2020)
4.25	Secured Convertible Royalty Note Issued by the Company to AIP, dated August 31, 2020 incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 23, 2020)
4.26*	Securities Purchase Agreement by and between the Company and Lucas Hoppel, dated September 18, 2018
4.27*	Secured Convertible Promissory Note issued by the Company to Lucas Hoppel, dated September 18, 2018
4.28*	Secured Convertible Promisorry Note issued by the Company to AIP dated November 5, 2020
(10)	Material Agreements
10.1‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.2‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.3‡	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.4‡	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2019)
10.5	Agreement and Waiver effective March 29, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.6*	License Application and Construction Services Agreement between Iota Networks, LLC and Iota Spectrum Partners, LP, dated July 25, 2019
10.7*	Master Long-Term De Facto Lease Agreement between Iota Networks, LLC and Iota Spectrum Partners, LP, dated July 25, 2019
10.8*	Administrative Expenses Agreement between Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP, dated August 7, 2019
10.9	Agreement and Waiver effective July 31, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.10	Lease dated September 6, 2019 between the Company and Tower Six Op, LP (incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.11	Letter Agreement dated September 12, 2019 between Barclay Knapp and the Company (incorporated by reference to Exhibit 10.45 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.12	Form of Registration Rights Agreement, dated September 23, 2019 (incorporated by reference to Exhibit 10.9 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.13	Form of Placement Agent Agreement, dated September 23, 2019 (incorporated by reference to Exhibit 10.10 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.14	Agreement and Extension effective October 4, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.11 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.15	Exchange Agreement between the Company and Avalton, Inc., dated October 16, 2019 (incorporated by reference to Exhibit 10.12 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.16
Collocation and Settlement of Past Due Balance Agreement between the Company and Crown Castle, dated October 30, 2019 (incorporated by reference to Exhibit 10.13 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.17
Contribution and Exchange Agreement between Iota Spectrum Partners, LP, Iota Spectrum Holdings, LLC, Iota Networks, LLC, Iota Communications, Inc and Exchange Investors dated November 5, 2019 (incorporated by reference to Exhibit 10.14 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.18*	Amended and Restated Limited Partnership Agreement of Iota Spectrum Partners, LP, dated November 5, 2019
10.19	Asset Purchase Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 21, 2019)
10.20‡	Employment Agreement between the Company and Brian Ray, dated November 15, 2019 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on November 21, 2019)
10.21	License Agreement between the Company and Link Labs, Inc, dated November 15, 2019 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on November 21, 2019)
10.22*	Blanket License Agreement by and between the Company and Crown Castle, dated December 4, 2019
10.23‡	Employment Agreement dated December 9, 2019 between the Company and James F. Dullinger (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 12, 2019)
10.24	Agreement and Waiver effective December 18, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.19 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.25
Side Letter Agreement by and between the Company and Link Labs, Inc. dated December 31, 2019 (incorporated by reference to Exhibit 10.20 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.26
Second Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 17, 2020 (incorporated by reference to Exhibit 10.21 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.27*	Third Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 21, 2020
10.28*	Agreement and Waiver between the Company and AIP, dated March 25, 2020
10.29*	Amendment and Settlement Agreement between the Company and Lucas Hoppel, dated May 5, 2020
10.30*‡	Amendment to Employment Agreement between the Company and Brian Ray, dated May 22, 2020
10.31*	Agreement and Waiver between the Company and AIP, dated June 2, 2020
10.32	Carole Downs Resignation Letter from Board of Directors, dated June 30, 2020 (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed on July 2, 2020)
10.33*	Side Agreement Letter between the Company and AIP, dated July 30, 2020
10.34
Debt Restructuring Agreement with Forced Conversion Rights between the Company and AIP, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 23, 2020)

10.35*	Iota Common Stock Subscription Agreement, dated September 2020
10.36*	Amendment Agreement between the Company and AIP dated November 5, 2020
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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
Date: November 6, 2020

By: /s/ James F. Dullinger
James F. Dullinger
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 6, 2020