Form 10-Q
period 2020-02-29
IOTA COMMUNICATIONS, INC.
filed 2021-04-30
CIK 1095130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 29, 2020

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

Yes [ ] No [X]

As of April 29, 2021, there were 373,533,863 shares of the registrant’s common stock outstanding.

IOTA COMMUNICATIONS, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 29, 2020	May 31, 2019 (As revised)

ASSETS

Current Assets:
Cash	$40,981	$788,502
Accounts receivable, net of allowances for doubtful accounts of $939,474 and $810,132, respectively	68,146	507,345
Contract assets	120,297	435,788
Other current assets	608,139	635,746

Total Current Assets	837,563	2,367,381

Property and equipment, net of accumulated depreciation of $4,271,733 and $3,759,229, respectively	7,937,658	10,124,763
Right of use assets	11,112,099	-
Intangible assets, net of accumulated amortization of $248,551 and $90,750, respectively	11,981,037	286,538
Other assets	18,451	198,946

Total Assets	$31,886,808	$12,977,628

LIABILITIES AND DEFICIT

Current Liabilities:
Accounts payable and accrued expenses	$10,112,568	$19,499,592
Payroll liability	3,770,582	1,276,333
Current portion of lease liabilities	2,120,632	-
Service obligations	161,467	331,280
Contract liabilities	497,736	417,631
Warranty reserve	106,600	313,881
Convertible notes payable, net of debt discount of $551,060 and $495,959, respectively	1,766,186	4,450,296
Notes payable – related parties	304,223	-
Notes payable – officers and directors	956,671	173,769
Notes payable, net of debt discount of $1,450,712 and $0, respectively	3,733,098	479,102
Total Current Liabilities	23,529,763	26,941,884

Deferred rent liability	-	1,975,815
Lease liabilities, net of current portion	19,390,471	-
Revenue-based notes, net of financing costs of $30,734 and $914,408, respectively	62,088,603	76,489,220
Long-term notes payable – related parties	666,154	666,154
Long-term notes payable – officers and directors	-	827,348
Long-term note payable, net of debt discount of $92,611 and $0, respectively	3,807,389	-
Asset retirement obligations	1,602,924	1,771,227

Total Liabilities	111,085,304	108,671,648

Commitments and Contingencies

Deficit:
Convertible preferred stock, $.0001 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0001 par value; 600,000,000 shares authorized; 278,559,653 and 219,205,439 shares issued and outstanding, respectively	27,856	21,921
Additional paid-in capital	63,284,925	25,673,796
Accumulated deficit	(150,746,628)	(121,389,737)

Total Iota Communications, Inc. Deficit	(87,433,847)	(95,694,020)

Non-controlling Interest in Variable Interest Entity	8,235,351	-

Total Deficit	(79,198,496)	(95,694,020)

Total Liabilities and Deficit	$31,886,808	$12,977,628

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	29-Feb-20	28-Feb-19	29-Feb-20	28-Feb-19
		(As revised)		(As revised)

Net sales	$690,949	$552,739	$1,596,433	$1,429,647

Cost of sales	728,673	842,962	1,688,349	1,651,459

Gross loss	(37,724)	(290,223)	(91,916)	(221,812)

Operating expenses:
Network site expenses	632,260	1,605,319	2,911,307	4,433,000
Research and development	1,138	280,130	4,426	2,344,364
Selling, general and administrative	6,021,766	3,560,087	12,774,877	12,980,119
Depreciation and amortization	650,978	414,704	2,273,249	969,102
Stock-based compensation	(62,273)	6,386,862	671,597	16,908,344
Gain on settlement of past due lease obligations	-	-	(11,167,962)	-
(Gain) loss on extinguishment of debt	(256,448)	-	5,601,212	-
Impairment of long-lived assets	1,320,509	-	12,093,872	-
Total operating expenses	8,307,930	12,247,102	25,162,578	37,634,929

Loss from operations	(8,345,654)	(12,537,325)	(25,254,494)	(37,856,741)

Interest expense, net	(1,883,175)	(1,547,005)	(4,725,046)	(1,889,593)

Loss before provision for income taxes	(10,228,829)	(14,084,330)	(29,979,540)	(39,746,334)

Provision for income taxes	-	-	-	-

Net loss	(10,228,829)	(14,084,330)	(29,979,540)	(39,746,334)

Net loss attributable to non-controlling interest	(133,743)	-	(622,649)	-

Net loss attributable to Iota Communications, Inc.	$(10,095,086)	$(14,084,330)	$(29,356,891)	$(39,746,334)

Net loss per common share – basic and diluted	$(0.04)	$(0.07)	$(0.12)	$(0.24)

Weighted average shares outstanding – basic and diluted	273,869,195	201,848,961	245,588,363	163,991,096

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2020

							Total Iota
					Additional		Communications,	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit
Balance at June 1, 2019 (As revised)	-	$-	219,205,439	$21,921	$25,673,796	$(121,389,737)	$(95,694,020)	$-	$(95,694,020)

Stock-based compensation – stock options	-	-	-	-	202,782	-	202,782	-	202,782
Stock-based compensation – common stock	-	-	445,000	45	189,506	-	189,551	-	189,551
Common stock issued for the settlement of liabilities	-	-	300,000	30	188,970	-	189,000	-	189,000
Common stock issued for exercise of warrants	-	-	408,736	40	807	-	847	-	847
Common stock issued for inducement and issuances
of convertible note holders	-	-	2,100,000	210	315,385	-	315,595	-	315,595
Common stock issued for services	-	-	1,133,334	113	759,887	-	760,000	-	760,000
Net loss (As revised)	-	-	-	-	-	(7,153,329)	(7,153,329)	-	(7,153,329)

Balance as of August 31, 2019 (As revised)	-	$-	223,592,509	$22,359	$27,331,133	$(128,543,066)	$(101,189,574)	$-	$(101,189,574)

Stock-based compensation – stock options	-	-	-	-	94,937	-	94,937	-	94,937
Warrants issued to investors	-	-	-	-	246,600	-	246,600	-	246,600
Common stock and warrants issued for settlement of
liabilities	-	-	22,043,405	2,204	9,419,729	-	9,421,933	-	9,421,933
Common stock issued for inducement and issuances
of convertible note holders	-	-	1,816,364	182	577,819	-	578,001	-	578,001
Common stock issued for services	-	-	947,499	95	277,027	-	277,122	-	277,122
Common stock and warrants issued in connection
with private placement	-	-	6,919,782	692	2,051,790	-	2,052,482	-	2,052,482
Common stock issued for purchase of Link Labs
assets	-	-	12,146,241	1,215	3,098,785	-	3,100,000	-	3,100,000
Beneficial conversion feature on convertible notes
and warrants	-	-	-	-	879,661	-	879,661	-	879,661
Extinguishment of revenue-based notes	-	-	-	-	3,733,667	-	3,733,667	-	3,733,667
Iota Spectrum Partners, LP limited partnership
interests issued for contributed assets	-	-	-	-	-	-	-	3,430,000	3,430,000
Iota Spectrum Partners, LP limited partnership
interests issued for cash	-	-	-	-	-	-	-	100,000	100,000
Net loss	-	-	-	-	-	(12,108,476)	(12,108,476)	(488,906)	(12,597,382)

Balance as of November 30, 2019 (As revised)	-	$-	267,465,800	$26,747	$47,711,148	$(140,651,542)	$(92,913,647)	$3,041,094	$(89,872,553)

Stock-based compensation – stock options	-	-	-	-	(62,273)	-	(62,273)	-	(62,273)
Common stock and warrants issued for settlement	-	-	-	-	(256,448)	-	(256,448)	-	(256,448)
of liabilities
Common stock issued for exercise of warrants	-	-	447,455	44	4,090	-	4,134	-	4,134
Common stock issued for inducement and issuances
of convertible note holders	-	-	2,113,759	211	407,193	-	407,404	-	407,404
Common stock issued for services	-	-	1,055,000	106	291,655	-	291,761	-	291,761
Common stock and warrants issued in connection
with private placement	-	-	7,477,639	748	2,219,973	-	2,220,721	-	2,220,721
Beneficial conversion feature on convertible notes	-	-	-	-	1,890,151	-	1,890,151	-	1,890,151
and warrants
Extinguishment of revenue-based notes	-	-	-	-	11,079,436	-	11,079,436	-	11,079,436
Iota Spectrum Partners, LP limited partnership
interests issued for contributed assets	-	-	-	-	-	-	-	5,328,000	5,328,000
Net loss	-	-	-	-	-	(10,095,086)	(10,095,086)	(133,743)	(10,228,829)
Balance as of February 29, 2020	-	$-	$278,559,653	$27,856	$63,284,925	$(150,746,628)	$(87,433,847)	$8,235,351	$(79,198,496)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN DEFICIT
FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 28, 2019

							Total Iota
					Additional		Communications,	Non-
	Preferred Stock		Common Stock		Paid-in	Accumulated	Inc.	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	Interest	Deficit

Balance at June 1, 2018	-	$-	129,671,679	$12,967	$-	$(62,541,502)	$(62,528,535)	$-	(62,528,535)

Net loss	-	-	-	-	-	(8,543,107)	(8,543,107)	-	(8,543,107)

Balance as of August 31, 2018	-	$-	129,671,679	$12,967	$-	$(71,084,609)	$(71,071,642)	$-	$(71,071,642)

Stock-based compensation – stock options	-	-	-	-	202,782	-	202,782	-	202,782
Common stock issued for inducement and issuances
of convertible note holders	-	-	300,000	30	277,170	-	277,200	-	277,200
Common stock issued for services	-	-	250,000	25	82,475	-	82,500	-	82,500
Advance payments converted to members equity
prior to merger	-	-	7,266,499	727	2,391,714	-	2,392,441	-	2,392,441
Distribution to M2M’s former parent company	-	-	-	-	(5,061,334)	-	(5,061,334)	-	(5,061,334)
Recapitalization under reverse merger on September 1, 2018	-	-	43,434,034	4,343	876,259	-	880,602	-	880,602
Warrants issued in connection with reverse merger	-	-	-	-	3,992,000	-	3,992,000	-	3,992,000
Common stock issued for PPUs in connection with
reverse merger	-	-	15,824,972	1,583	5,965,417	-	5,967,000	-	5,967,000
Beneficial conversion feature on convertible notes
and warrants (As revised)	-	-	-	-	400,000	-	400,000	-	400,000
Net loss (As revised)	-	-	-	-	-	(17,118,897)	(17,118,897)	-	(17,118,897)

Balance as of November 30, 2018 (As revised)	-	$-	196,747,184	$19,675	$9,126,483	$(88,203,506)	$(79,057,348)	$-	$(79,057,348)

Stock-based compensation – stock options	-	-	-	-	202,782	-	202,782	-	202,782
Common stock issued for inducement and issuances
of convertible note holders	-	-	1,400,000	140	619,860	-	620,000	-	620,000
Common stock issued in connection with Tender
Offer (As revised)	-	-	14,708,125	1,471	4,088,498	-	4,089,969	-	4,089,969
Value of MHz-Pops licenses issued in connection
with Tender Offer	-	-	-	-	4,735,846	-	4,735,846	-	4,735,846
Warrants issued in connection with Tender Offer as
Inducement	-	-	-	-	821,348	-	821,348	-	821,348
Warrants issued in connection with Backstop
Agreement	-	-	-	-	256,556	-	256,556	-	256,556
Warrants issued to investors	-	-	-	-	213,281		213,281		213,281
Net loss (As revised)	-	-	-	-	-	(14,084,330)	(14,084,330)	-	(14,084,330)
Balance as of February 28, 2019 (As revised)	-	$-	212,855,309	$21,286	$20,064,654	$(102,287,836)	$(82,201,896)	$-	$(82,201,896)

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	February 29, 2020	February 28, 2019
		(As revised)

Cash flows from operating activities:
Net loss	$(29,979,540)	$(39,746,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	688,956	-
Loss on disposal of property and equipment	1,093,789	58,495
Impairment of long-lived assets	12,093,872	-
Depreciation and amortization	2,273,249	970,206
Amortization of right of use assets and accretion of lease liabilities, net	363,228	-
Provision for warranty claims	(207,281)	40,197
Gain on settlement of past due lease obligations	(11,167,962)	-
Loss on settlement of liabilities	263,326	-
Loss on extinguishment of debt	5,601,212	-
Gain on lease modifications and decommissioning of towers	(1,359,554)	-
Amortization of debt discount and deferred finance costs
and debt inducement expenses	2,825,968	1,539,262
Accretion of asset retirement obligations	77,199	41,595
Warrants issued in connection with reverse merger	-	3,992,000
Common stock issued for PPUs in connection with reverse merger	-	5,967,000
Warrants issued in connection with Tender Offer	-	821,348
Warrants issued in connection with Backstop Agreement	-	256,556
Warrants issued to investors	246,600	213,281
MHz-POPs licenses issued in connection with Tender Offer	-	4,735,846
Common stock issued in connection with Backstop Agreement	-	468,000
Stock-based compensation – stock options	235,446	405,564
Stock-based compensation – common stock	189,551	-
Issuance of common stock for services	1,328,883	82,500
Issuance of common stock for the exercise of warrants	4,981	-

Changes in operating assets and liabilities:
Accounts receivable, net	181,625	(314,499)
Contract assets	315,491	189,505
Other assets	334,572	(942,662)
Due from related party	-	(42,315)
Accounts payable and accrued expenses	2,150,233	2,720,391
Payroll liability	2,494,250	1,030,536
Contract liabilities	80,105	41,642
Deferred rent	-	198,175
Service obligations	(169,813)	-
Accrued interest on revenue-based notes	138,488	97,584

Net cash used in operating activities	(9,903,126)	(17,176,127)

Cash flows from investing activities:
Purchases of property and equipment	(122,335)	(89,392)
Security deposit	(29,870)	172,326
Purchase of note receivable – Solbright	-	(5,038,712)
Advances to Solbright	-	(827,700)
Cash acquired in merger	-	72,059

Net cash used in investing activities	(152,205)	(5,711,419)

Cash flows from financing activities:
Proceeds from issuance of revenue-based notes, net	2,407,505	16,206,504
Proceeds from issuance of convertible notes, net	2,256,320	3,516,864
Payments on convertible notes	(583,191)	(765,943)
Proceeds from issuance of notes payable, net	2,020,000	-
Payments on notes payable	(15,292)	(50,000)
Proceeds from issuance of notes payable - officers and directors	140,000	-
Payment on notes payable - officers and directors	(190,735)	-
Payment on notes payable - related parties	(100,000)	(291,185)
Payment pursuant to Link Labs acquisition	(1,000,000)
Proceeds from issuance of common stock, net of stock issuance costs	4,273,203	4,089,969
Iota Spectrum Partners, LP limited partnership interests issued for cash	100,000	-

Net cash provided by financing activities	9,307,810	22,706,209

Net decrease in cash	(747,521)	(181,337)

Cash - beginning of period	788,502	1,492,784

Cash - end of period	$40,981	$1,311,447

Supplemental cash flow information:
Cash paid for:
Interest	$704,508	$243,325
Non-cash investing and financing activities:
Intangible assets acquired in connection with Link Labs acquisition	$3,300,000	$-
Software acquired in connection with Link Labs acquisition	$2,800,000	$-
Common stock issued for purchase of Link Labs assets	$3,100,000	$-
Debt issued for purchase of Link Lab assets	$2,000,000	$-
Right of use assets and lease liabilities recorded upon adoption of ASC 842	$22,140,237	$-
Deferred rent reclassified to right of use asset upon adoption of ASC 842	$1,975,815	$-
Right of use assets disposed in connection with lease modifications and decommissioning of towers	$11,522,862	$-
Lease liabilities extinguished in connection with lease modifications and decommissioning of towers	$12,853,201	$-
Right of use assets and lease liabilities recorded in connection with lease modifications	$12,317,300	$-
Right of use assets and lease liabilities recorded under operating leases	$1,388,812	$-
Property and equipment acquired under deferred rent agreement	$928,908	$-
Conversion of accounts payable to notes payable for Avalton, a related party	$404,222	$-
Common stock and warrants issued for settlement of accounts payable	$1,151,018	$-
Replacement of convertible notes with non-convertible note payable	$4,600,000	$-
Debt discount in connection with restricted shares issued with convertible notes and notes payable	$960,898	$-
Receivable for revenue-based note issued	$413,032	$-
Settlement of Solutions Pool revenue-based notes net of new issuances	$3,430,707	$-
Extinguishment of revenue-based notes	$14,813,103	$-
Additions to asset retirement costs	$42,409	$128,810
Asset retirement obligation, revision of estimate	$220,201	$-
Beneficial conversion feature on convertible notes and warrants	$2,769,812	$400,000
Advance payments converted to equity	$-	$2,392,441
Iota Spectrum Partners, LP limited partnership interests issued for contribution of intangible assets	$8,758,000	$-
Non-cash distribution to M2M’s former parent company	$-	$5,061,334

The accompanying footnotes are in integral part of these unaudited condensed consolidated financial statements.

IOTA COMMUNICATIONS, INC. AND SUBSIDIARIES
(F/K/A SOLBRIGHT GROUP, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Iota Communications, Inc., (f/k/a Solbright Group, Inc.) (the “Parent” or “Iota Communications”), was formed in the State of Delaware on May 7, 1998. Iota Communications conducts business activities principally through its three wholly owned subsidiaries, (i) Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, (ii) Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS” or “Iota Commercial Solutions”), a Delaware limited liability company, and (iii) Iota Spectrum Holdings, LLC, an Arizona limited liability company (“Iota Holdings”), and a consolidated variable-interest entity, Iota Spectrum Partners, LP, an Arizona limited partnership (“Iota Partners”), collectively, (the “Company”).

On July 30, 2018, Iota Communications, entered into an Agreement and Plan of Merger and Reorganization (as amended on September 5, 2018, the “Merger Agreement”) with its newly formed, wholly owned Arizona subsidiary (“Merger Sub”), Iota Networks, and Spectrum Networks Group, LLC, an Arizona limited liability company and the majority member of M2M. Upon closing, Merger Sub merged with and into Iota Networks, with Iota Networks continuing as the surviving entity and a wholly owned subsidiary of Iota Communications (the “Merger”) (See Note 4).

In connection with the Merger, on November 26, 2018, a Certificate of Amendment was filed with the State of Delaware to amend the name of the Company from “Solbright Group, Inc.” to “Iota Communications, Inc.” In addition, as of November 28, 2018, our trading symbol changed from “SBRT” to “IOTC”.

Immediately following the Merger, the Company had 196,279,076 shares of common stock issued and outstanding. The pre-Merger stockholders of the Company retained an aggregate of 43,434,034 shares of common stock of the Company, representing approximately 22.1% ownership of the post-Merger Company. Therefore, upon consummation of the Merger, there was a change in control of the Company, with the former owners of Iota Networks effectively acquiring control of the Company. The Merger has been treated as a recapitalization and reverse acquisition for financial reporting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in the filings with the Securities and Exchange Commission (the “SEC”).

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

Iota Communications

The parent company’s operations are primarily related to running the operations of the public Company. The Company re-organized its operating segments in September 2018 in connection with the Merger with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, and interest on convertible and other notes payable.

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

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings (See Note 16). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its networks. At February 29, 2020, Iota Holdings owns approximately 3% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 97%.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended May 31, 2019 as disclosed in our Annual Report on Form 10-K filed on September 13, 2019. The results for the nine months ended February 29, 2020 (unaudited) are not necessarily indicative of the results to be expected for the full year ending May 31, 2020.

Liquidity and Going Concern

The Company’s primary need for liquidity is to fund the working capital needs of the business. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $150,746,628 from inception through February 29, 2020, including a net loss attributable to Iota Communications, Inc. of $29,356,891 for the nine months ended February 29, 2020. Additionally, the Company had negative working capital of $22,692,200 and $24,574,503 (As revised) at February 29, 2020 and May 31, 2019, respectively, and has negative cash flows from operations of $9,903,126 for the nine months ended February 29, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to February 29, 2020, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and it continues to impact the United States and the rest of the world. Our business, results of operations, and financial condition may be materially adversely impacted by a public health outbreak, such as the COVID-19 pandemic, as it interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. In addition, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our business, results of operations, and ability to continue as a going concern. Though the COVID-19 pandemic and the measures taken to reduce its transmission, such as the imposition of social distancing and orders to work-from-home and shelter-in-place, have altered our business environment and overall working conditions, we continue to believe that our talent and the strength of our technologies will allow us to successfully weather a rapidly changing marketplace. However, we are unable to accurately predict the full impact that COVID-19 will have on the Company due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak, actions that may be taken by governmental authorities, and the impact to the business of our customers. The Company has taken steps to minimize the impact of COVID-19 on its business such as reduction of third-party spend, redeploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses, and reducing discretionary capital expenditures where possible. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

The Company believes it can continue to raise additional capital to meet its ongoing cash requirements, including through equity raises and debt funding from third parties Subsequent to February 29, 2020, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds totaling $414,930, net of $15,070 in equity issuance fees. On April 10, 2020, the Company received a $1,000,000 cash deposit from an investor to be subscribed in a future security offering. In September 2020, the Company commenced a new private placement offering for up to $15,000,000 of common stock and accompanying warrants (together a “Unit”) at a purchase price of $0.12 per Unit. As of the date this report was issued, the Company has received cash proceeds totaling $6,647,000 under this new offering. On May 4, 2020, the Company was granted a loan totaling $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020 and amended on June 5, 2020. The PPP loan matures on May 4, 2025, and bears interest at a rate of 1.0% per annum. The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. Any unforgiven portion of the PPP loan is payable monthly commencing September 4, 2021 (representing 10 months from the final day of the covered period of loan forgiveness). The PPP loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Subsequent to February 29, 2020, and through the date this report was issued, the Company has received $2,723,855 of net cash proceeds from the issuance of debt to third parties.

Although no assurance can be given as to the Company’s ability to deliver on its capital raise plans, management believes that potential equity and debt financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential equity or debt financing will be available on favorable terms, or in the amounts required. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through April 30, 2022. As such, management does not believe the Company has sufficient cash for the next 12 months from the date this report was issued. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

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

Reclassifications

The following reclassifications have been made to conform the prior period data to the current period presentations:

A.
Reclassification of $115,737 and $124,494 of net sales and $95,167 and $102,367 of cost of sales to other income and expenses classified within selling, general and administrative expense for the three and nine months ended February 28, 2019, respectively.

B.
Reclassification of $280,130 and $1,062,653 of application server and software expense to research and development expense for the three and nine months ended February 28, 2019, respectively.

C.
Reclassification of $1,441,120 of research and development expense to selling, general and administrative expense for the three and nine months ended February 28, 2019.

D.
Reclassification of $17,386 and $69,708 of selling, general and administrative expense to cost of sales for the three and nine months ended February 28, 2019, respectively.

E.
Reclassification of $125,676 of selling, general and administrative expense to net sales for the three and nine months ended February 28, 2019.

F.
Reclassification of brokers fees and other interest payments totaling $91,329 and $262,645 from selling, general and administrative expense to interest expense, net for the three and nine months ended February 28, 2019, respectively.

G.
Reclassification of interest income of $28 and $38,747 and interest expense of $1,458,729 and $1,674,770 to interest expense, net for the three and nine months ended February 28, 2019, respectively.

H.
Reclassification of other income of $3,025 to interest expense, net for the three months ended February 28, 2019. Reclassification of other expense of $30,147 and interest expense, net of $9,075 to selling, general and administrative expense for the nine months ended February 28, 2019.

I.
Reclassification of $110,451 of other assets from current to non-current at May 31, 2019.

J.
Reclassification of $188,738 from deferred revenue to contract liabilities at May 31, 2019.

K.
Reclassification of the $40,197 change in warranty reserve from the changes in operating assets and liabilities to adjustments to reconcile net loss to net cash used in operating activities category for the nine months ended February 28, 2019.

L.
Reclassification of the $468,000 of common stock issued in connection with backstop agreement from the changes in operating assets and liabilities to adjustments to reconcile net loss to net cash used in operating activities category for the nine months ended February 28, 2019.

Condensed Consolidated Statement of Operations for the 3 months ended February 28, 2019	Previously Reported	Adjustments (See Note 3)	Reclassifications	Ref	As Revised
Net sales	$1,892,208	$(1,098,056)	$(241,413)	A, E	$552,739
Cost of sales	$1,028,134	$(107,391)	$(77,781)	A, D	$842,962
Application server and software	$280,130	$-	$(280,130)	B	$-
Research and development	$1,441,120	$-	$(1,160,990)	B, C	$280,130
Selling, general and administrative	$2,883,924	$(509,996)	$1,186,159	A, C, D, E, F	$3,560,087
Interest income	$28	$-	$(28)	G	$-
Interest expense	$(1,458,729)	$-	$1,458,729	G	$-
Other income (expense)	$3,025	$-	$(3,025)	H	$-
Interest expense, net	$-	$-	$(1,547,005)	F, G, H	$(1,547,005)
Net loss	$(13,603,661)	$(480,669)	$-		$(14,084,330)

Condensed Consolidated Statement of Operations for the 9 months ended February 28, 2019	Previously Reported	Adjustments (See Note 3)	Reclassifications	Ref	As Revised
Net sales	$2,685,252	$(1,005,435)	$(250,170)	A, E	$1,429,647
Cost of sales	$1,759,788	$(75,670)	$(32,659)	A, D	$1,651,459
Application server and software	$1,062,653	$-	$(1,062,653)	B	$-
Research and development	$2,722,831	$-	$(378,467)	B, C	$2,344,364
Selling, general and administrative	$12,489,929	$(509,996)	$1,000,186	A, C, D, E, F, H	$12,980,119
Interest income	$38,747	$-	$(38,747)	G	$-
Interest expense	$(1,674,770)	$-	$1,674,770	G	$-
Other income (expense)	$(30,147)	$-	$30,147	H	$-
Interest expense, net	$-	$-	$(1,889,593)	F, G, H	$(1,889,593)
Net loss	$(39,326,565)	$(419,769)	$-		$(39,746,334)

Condensed Consolidated Statement of Cash Flows for the 9 months ended February 28, 2019	Previously Reported	Adjustments (See Note 3)	Reclassifications	Ref	As Revised
Net loss	$(39,326,565)	$(419,769)	$-		$(39,746,334)
Adjustments to reconcile net loss to net cash used in operating activities	$19,083,653	$-	$508,197	K, L	$19,591,850
Changes in operating assets and liabilities	$2,556,789	$929,765	$(508,197)	K, L	$2,978,357
Net cash used in operating activities	$(17,686,123)	$509,996	$-		$(17,176,127)
Net cash used in investing activities	$(5,711,419)	$-	$-		$(5,711,419)
Net cash provided by financing activities	$23,216,205	$(509,996)	$-		$22,706,209
Net decrease in cash	$(181,337)	$-	$-		$(181,337)
Cash - beginning of period	$1,492,784	$-	$-		$1,492,784
Cash - end of period	$1,311,447	$-	$-		$1,311,447

Condensed Consolidated Balance Sheet as of May 31, 2019	Previously Reported	Adjustments (See Note 3)	Reclassifications	Ref	As Revised
Other current assets	$746,197	$-	$(110,451)	I	$635,746
Other assets	$88,495	$-	$110,451	I	$198,946
Deferred revenue	$188,738	$-	$(188,738)	J	$-
Contract liabilities	$228,893	$-	$188,738	J	$417,631

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

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements. Significant estimates include revenue recognition, the allowance for doubtful accounts, the useful life of property and equipment and intangible assets, valuation of long-lived assets, assessment for impairment, deferred tax assets and related valuation allowance, accounting for variable interest entities, lease accounting, and assumptions used in Black-Scholes-Merton (“BSM”) valuation method.

Non-controlling Interests in Consolidated Financial Statements

The Company follows Accounting Standards Codification (“ASC”) Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements. This statement clarifies that a non-controlling (minority) interest in a subsidiary is an ownership interest in the entity that should be reported as equity in the unaudited condensed consolidated financial statements. It also requires consolidated net income (loss) to include the amounts attributable to both the parent and the non-controlling interest, with disclosure on the face of the consolidated statement of operations of the amounts attributed to the parent and to the non-controlling interest. In accordance with ASC Topic 810-10-45-21, the losses attributable to the parent and the non-controlling interest in subsidiary may exceed the parent’s interest in the subsidiary’s equity. The excess and any further losses attributable to the parent and the non-controlling interest will be attributable to those interests even if that attribution results in a deficit of non-controlling interest balance. As of February 29, 2020, and May 31, 2019, the Company reflected a non-controlling interest of $8,235,351 and $0 in connection with its variable interest entity, Iota Partners (See Note 16), as reflected in the accompanying February 29, 2020 unaudited condensed consolidated balance sheet and May 31, 2019 consolidated balance sheet, respectively.

Variable Interest Entities

The Company follows ASC Topic 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”). VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses, or receive portions of its expected residual returns, and are contractual, ownership, or pecuniary in nature and change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, which provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of the VIE due to changes in facts and circumstances.

As of February 29, 2020, the Company consolidates one VIE, Iota Partners (See Note 16). The Company is the primary beneficiary due to its ability to direct the activities of Iota Partners through its wholly owned subsidiary, Iota Holdings.

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

Activities related to the Company’s wireless communication and application technology segment and BrightAI subscriptions are classified under Iota Networks, activities related to solar energy, LED lighting, and HVAC implementation services are classified under ICS, activities related to the parent company are classified under Iota Communications, and activities related to the spectrum licenses owned by Iota Partners that Iota Networks uses to operate its networsk are classified under Iota Holdings beginning with the formation date of Iota Partners.

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained a FCC spectrum license from other service providers. Additionally, owners of granted, but not yet operational licenses (termed “FCC Construction Permits” or “Permits”), can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee plus an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network.

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

Iota Networks has committed to provide future performance obligations to certain parties, including employees and former employees, at no cost. These performance obligations include both obtaining FCC license perfection and maintaining the license in accordance with regulatory affairs thereafter. The estimated remaining unfulfilled commitment based upon standalone selling prices totals $3,794,310 at February 29, 2020 including $543,807 to employees and former employees and $3,250,503 to other parties. During the nine months ended February 29, 2020, the Company paid $180,420 of FCC license application fees for licenses granted to related parties and completed the license application and construction process for the related parties at no cost. Management estimates that the incremental direct costs to fulfill these performance obligations after licenses are acquired and fully constructed are immaterial.

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

ICS recognizes solar panel and LED lighting system design, construction, and installation services revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. ICS has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. ICS recognizes revenue on these contracts using the cost-to-cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage of completion method (an input method) is the most accurate depiction of ICS’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. Customer payments on solar and LED lighting system contracts are typically billed upon the successful completion of milestones written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts paid by clients in excess of revenue recognized to date. ICS has recorded a loss reserve on contract assets of $0 as of February 29, 2020 and $71,624 as of May 31, 2019, which is included in contract assets on the unaudited condensed consolidated balance sheets.

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

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors. ICS has recognized a warranty reserve of $106,600 as of February 29, 2020, and $313,881 as of May 31, 2019.

ICS’s remaining unsatisfied performance obligations as of February 29, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. ICS had approximately $855,528 in remaining unsatisfied performance obligations as of February 29, 2020. ICS expects to satisfy its remaining unsatisfied performance obligations as of February 29, 2020 over the following nine months. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm; cancellations, deferrals, or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Disaggregated Revenues

Revenue consists of the following by service offering for the three months ended February 29, 2020:

Solar Energy, LED Lighting, and HVAC
Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$585,252	$96,422	$9,275	$690,949

Revenue consists of the following by service offering for the three months ended February 28, 2019 (As revised):

Solar Energy, LED Lighting, and HVAC
Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$484,554	$68,185	$-	$552,739

Revenue consists of the following by service offering for the nine months ended February 29, 2020:

Solar Energy, LED Lighting, and HVAC
Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$1,419,055	$142,854	$34,524	$1,596,433

Revenue consists of the following by service offering for the nine months ended February 28, 2019 (As revised):

Solar Energy, LED Lighting, and HVAC
Implementation Service Revenues(a)	Network Hosting Services(b)	Subscription Revenues(b)	Total

$1,248,367	$176,280	$5,000	$1,429,647

(a)
Included in Iota Commercial Solutions segment

(b)
Included in Iota Networks segment

Cash

The Company considers all highly liquid short-term instruments that are purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of February 29, 2020 and May 31, 2019.

Accounts Receivable

Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company provides for allowances for doubtful receivables based on management’s estimate of uncollectible amounts considering age, collection history, and any other factors considered appropriate. The Company writes off accounts receivable against the allowance for doubtful accounts when a balance is determined to be uncollectible. As of February 29, 2020, and May 31, 2019, the Company’s allowance for doubtful accounts was $939,474 and $810,132, respectively.

Contract Assets

The Company records capitalized job costs on the balance sheet and expenses the costs upon completion of related jobs based on when revenue is earned. At February 29, 2020 and May 31, 2019, the Company had $120,297 and $435,788, respectively, of contract assets.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, generally three to ten years. Expenditures that enhance the useful lives of the assets are capitalized and depreciated.

All network site setup costs are capitalized as construction-in-progress ("CIP"), as incurred. Once construction on the tower or billboard site is completed, the Company transfers site specific CIP to capitalized network sites and equipment and begins to depreciate those assets on a straight-line basis over ten years. Network radios are depreciated on a straight-line basis, typically over three to ten years. Computer hardware and software costs are capitalized at cost and depreciated on a straight-line basis over three to five years. Furniture and fixtures are capitalized at cost and depreciated on a straight-line basis over useful lives ranging from five to seven years.

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

On November 15, 2019, the Company entered into an asset purchase agreement with Link Labs, Inc. to purchase certain assets, including and not limited to, all work product, know-how, work in process, developments, and deliverables related to Iota Link and the Conductor system, as well as certain software, including source code that is used in connection with the development and operation of dedicated network technology using FCC Parts 22, 24, 90 and 101 spectrum for bi-directional wireless data transmission including the Conductor platform modified for provisioning and managing the Iota Link system and related intellectual property (See Note 4). As of February 29, 2020, Iota Link and the Conductor system have reached technological feasibility, and as such, appropriate costs have been capitalized.

As of February 29, 2020, there were no other software or related products that have reached technical feasibility. For the three and nine months ended February 29, 2020 and February 28, 2019, approximately $1,138 and $4,426 and $280,130 and $1,062,653, respectively, in software development costs have been expensed within research and development costs in the unaudited condensed consolidated statements of operations.
Leases

Leases in which the Company is the lessee include leases of office facilities, office equipment, and tower and billboard space. All the Company’s leases are classified as operating leases.

The Company is obligated under certain lease agreements for office space and office equipment with lease terms expiring in 2022.

The Company leases tower and billboard space in various geographic locations across the United States where its spectrum network is being developed. Generally, these leases are for an initial five year term with annual lease rate escalations of approximately 3.0%. With limited exceptions, the leases provide anywhere from one to as many as five, 5-year options to extend. Most of these leases require the Company to restore the towers and billboards to their original pre-lease condition, which creates asset retirement obligations (See Note 14).

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

Intangible Assets

The Company records its intangible assets at cost in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are amortized over the estimated life using the straight-line method, which is determined by identifying the period over which the cash flows from the asset are expected to be generated. For the nine months ended February 29, 2020 and February 28, 2019, the Company had no impairment losses relating to its intangible assets (See Note 7).

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, property and equipment, and right of use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended February 29, 2020, the Company recognized impairment losses of $1,320,509 and $12,093,872, respectively, related to long-lived assets. For the three and nine months ended February 28, 2019, there were no impairment losses recognized for long-lived assets.

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

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features”, as those professional standards pertain to “Certain Convertible Instruments”. Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Original issue discounts (“OID”) under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

Research & Development Costs

In accordance with ASC Topic 730-10-25, research and development costs are charged to expense when incurred. Total research and development costs were $1,138 and $4,426 and $280,130 (As revised) and $2,344,364 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

License Service Costs

The Company incurs costs related to providing license services to its Spectrum Partners. These costs include frequency coordination fees and FCC filing fees. Per the Company’s accounting policy, these costs are expensed as incurred and totaled $7,040 and $1,036,710 and $94,710 and $499,850 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively, and are recorded within selling, general, and administrative expenses on the unaudited condensed consolidated statements of operations.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Advertising and marketing costs totaled $132,715 and $402,983 and $7,914 (As revised) and $209,137 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

Deferred Finance Charges

Broker fees associated with the administration of the Spectrum Partners Program are capitalized as deferred financing costs offset against the revenue-based notes. These financing costs are amortized over the initial five year term of the Spectrum Partners Program. During the three months ended November 30, 2019, deferred finance charges totaling $518,146 were written off in connection with the extinguishment of Solutions Pool revenue-based notes (See Note 11) and are included as a component of loss on extinguishment of debt in the unaudited condensed consolidated statements of operations. Amortization of deferred financing costs is recorded in interest expense, net on the unaudited condensed consolidated statements of operations, and totaled $26,095 and $365,528 and $53,915 and $158,515 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. The amortization expense for the nine months ended February 29, 2020 includes $190,847 of accelerated amortization resulting from a change in the estimated life of the remaining Spectrum Partners Program revenue-based notes.

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

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable, accounts payable and accrued expenses, and payroll liabilities, approximate their fair values based on the short-term maturity of these instruments. The carrying amount of notes payable and convertible notes payable, approximates the estimated fair value for these financial instruments as management believes that such notes constitute substantially all the Company’s debt, and interest payable on the notes approximates the Company’s current incremental borrowing rate. The carrying amount of lease liabilities approximates the estimated fair value for these financial instruments as management believes that such liabilities approximate the present value of the lease obligation owed over the reasonably certain term of the lease.

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

Since the effect of common stock equivalents is anti-dilutive with respect to losses, the convertible securities, options, and warrants have been excluded from the Company’s computation of net loss per common share for the three and nine month period ended February 29, 2020 and February 28, 2019. The following table summarizes the potentially dilutive securities that would be included in a diluted per share calculation if the Company were in a net income position since the exercise price of these securities is less than the average market price of the common shares during the period:
	Three Months Ended
		February 28,
	February 29, 2020	2019 (As revised)

Convertible notes	12,801,696	3,915,562
Stock options	-	-
Warrants	1,268,578	-
Potentially dilutive securities	14,070,274	3,915,562

	Nine Months Ended
		February 28,
	February 29, 2020	2019 (As revised)

Convertible notes	12,801,696	3,915,562
Stock options	-	-
Warrants	1,869,582	-
Potentially dilutive securities	14,671,278	3,915,562

  Excluded from the common stock equivalents presented above due to pricing are 55,373,840 shares and 54,772,837 shares for the three and nine months ended February 29, 2020, respectively, and 22,461,531 shares for the three and nine months ended February 28, 2019.

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

On June 1, 2019, the Company recognized right of use assets of $17,221,387, net of deferred rent liabilities of $1,975,815, and lease liabilities of $19,197,202. During the six month period ended November 30, 2019, the Company identified certain billboard leases that were erroneously not recorded as part of the initial ASC Topic 842 adoption. The Company recognized additional right of use assets and lease liabilities of $2,943,035 for these leases. After adjustment, the total impact of the ASC Topic 842 adoption is a right of use asset of $20,164,422, net of deferred rent liabilities of $1,975,815, and lease liabilities of $22,140,237. When measuring lease liabilities for leases that were classified as operating leases, the Company discounted lease payments using its estimated incremental borrowing rate, which was 7.2% on June 1, 2019. The Company’s adoption of the new lease standard did not materially impact its unaudited condensed consolidated statements of operations and its statements of cash flows. No cumulative effect adjustment was recognized upon adoption as the effect was not material. See Note 19 - Leases for further discussion, including the impact on the Company’s unaudited condensed consolidated financial statements and required lease disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

NOTE 3 – REVISION OF PRIOR PERIOD IMMATERIAL MISSTATEMENTS

The following immaterial misstatements of prior period financial statements have been identified and corrected by the Company:

A.
The Company identified that revenue recognition as prescribed by ASC Topic 606, Revenue from Contracts with Customers, was not correctly applied for certain of its ICS customer contracts. At November 30, 2018, this error resulted in an understatement of contract assets of $92,621 and accounts payable and accrued expenses of $31,721 and an overstatement of accumulated deficit of $60,900. For the three and six months ended November 30, 2018, this error resulted in an understatement in net sales and cost of sales of $92,621 and $31,721, respectively. At February 28, 2019, this error resulted in an overstatement of contract assets of $963,739 and accounts payable and accrued expenses of $75,670 and an understatement in contract liabilities of $41,696 and accumulated deficit of $929,765. For the three months ended February 28, 2019, this error resulted in an overstatement in net sales of $1,098,056 and cost of sales of $107,391. For the nine months ended February 28, 2019, this error resulted in an overstatement in net sales of $1,005,435 and cost of sales of $75,670.

B.
The Company identified that incorrect inputs were used in the calculation of the beneficial conversion feature associated with the issuance of convertible debt. At November 30, 2018, this error resulted in an understatement of convertible notes payable of $416,667, and an overstatement of common stock of $8 and additional paid in capital of $416,659.

C.
The Company identified that equity issuance fees relating to the December 11, 2018 issuer tender offer were incorrectly expensed instead of being recorded as a reduction of additional paid in capital. At February 28, 2019, May 31, 2019, and August 31, 2019, this error resulted in a $509,996 overstatement of accumulated deficit and additional paid in capital. For the three and nine months ended February 28, 2019 and twelve months ended May 31, 2019, this error resulted in an overstatement of selling, general, and administrative expenses of $509,996.

D.
On June 1, 2019, the Company adopted ASU No. 2016-12, Leases (Topic 842), and recognized right of use assets of $17,331,387, net of deferred rent liabilities of $1,975,815, and lease liabilities of $19,197,202. During the nine months ended February 29, 2020, the Company identified certain billboard leases that were erroneously not recorded as part of the initial ASC Topic 842 adoption. As a result, the Company recognized additional right of use assets and lease liabilities of $2,943,035 during the three months ended August 31, 2019. As of August 31, 2019, the net unamortized balance of these additional right of use assets and lease liabilities was $2,653,090.

E.
The Company identified that errors were made in the accounting for common stock issued as an inducement for the purchase of convertible notes payable. At May 31, 2019, accumulated deficit and additional paid in capital were overstated by $91,000. At August 31, 2019, accumulated deficit and additional paid in capital were overstated by $658,405. At November 30, 2019, accumulated deficit and additional paid in capital were overstated by $91,000. For the three and twelve months ended May 31, 2019, this error resulted in an overstatement of interest expense, net of $91,000. For the three months ended August 31, 2019, this error resulted in an overstatement of interest expense, net of $567,405.

F.
The Company identified that errors were made in the accounting for warrants issued to investors in connection with the issuance of common stock. At May 31, 2019, accumulated deficit and additional paid in capital were overstated by $980,315. At August 31, 2019 and November 30, 2019, accumulated deficit and additional paid in capital were overstated by $1,290,396. For the three and twelve months ended May 31, 2019, this error resulted in an overstatement of stock-based compensation expense of $980,315. For the three months ended August 31, 2019 and six months ended November 30, 2019, this error resulted in an overstatement of stock-based compensation expense of $310,081.

G.
A. The Company identified a stock option grant awarded on April 1, 2019 to the Company’s current Chief Executive Officer, Terrence DeFranco, that had not been recorded. The grant provides Mr. DeFranco with the option to purchase 8,000,000 shares of the Company’s Common Stock under the Company’s 2017 Equity Incentive Plan. The options were immediately vested upon grant and have an exercise price of $0.50 per share. At May 31, 2019, August 31, 2019, and November 30, 2019, accumulated deficit and additional paid in capital were understated by $2,716,103. For the three and twelve months ended May 31, 2019, this error resulted in an understatement of stock-based compensation expense of $2,716,103.

H.
The Company identified certain financing and interest obligations that were not properly and fully recorded at the reasonably estimable amounts incurred. At May 31, 2019, August 31, 2019, and November 30, 2019, accounts payable and accrued expenses and accumulated deficit were understated by $936,042. For the three and twelve months ended May 31, 2019, this error resulted in an understatement of interest expense of $936,042.

1 Corrected within the February 28, 2019 10-Q filing
2 Corrected within the May 31, 2019 10-K filing
3 Corrected within the November 30, 2019 10-Q/A2 filing
4 Corrected within this filing

Condensed Consolidated Balance Sheet as of November 30, 2018	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Contract assets, net	$228,222	$92,621	A	2	$-	$320,843
Accounts payable and accrued expenses	$13,417,821	$31,721	A	2	$-	$13,449,542
Convertible notes payable, net of debt discount	$2,799,166	$(416,667)	B	1	$-	$3,215,833
Common stock	$19,683	$(8)	B	1	$-	$19,675
Additional paid-in capital	$9,543,142	$(416,659)	B	1	$-	$9,126,483
Accumulated deficit	$(88,264,406)	$60,900	A	2	$-	$(88,203,506)

Condensed Consolidated Statement of Operations for the 3 months ended November 30, 2018	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net sales	$743,248	$92,621	A	2	$(8,756)	$827,113
Cost of sales	$698,677	$31,721	A	2	$37,466	$767,864
Selling, general and administrative	$4,729,458	$-			$(134,073)	$4,595,385
Interest expense	$(172,242)	$-			$172,242	$-
Other income (expense)	$(33,172)	$-			$33,172	$-
Interest expense, net	$-	$-			$(293,265)	$(293,265)
Net loss	$(17,179,797)	$60,900	A	2	$-	$(17,118,897)
Basic and diluted net loss per share	$(0.11)	$-			$-	$(0.11)

Condensed Consolidated Statement of Operations for the 6 months ended November 30, 2018	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net sales	$793,044	$92,621	A	2	$(8,756)	$876,909
Cost of sales	$731,654	$31,721	A	2	$45,122	$808,497
Selling, general and administrative	$9,606,004	$-			$(185,972)	$9,420,032
Interest income	$38,719	$-			$(38,719)	$-
Interest expense	$(216,041)	$-			$216,041	$-
Other income (expense)	$(33,172)	$-			$33,172	$-
Interest expense, net	$-	$-			$(342,588)	$(342,588)
Net loss	$(25,722,904)	$60,900	A	2	$-	$(25,662,004)
Basic and diluted net loss per share	$(0.18)	$-			$-	$(0.18)

Condensed Consolidated Statement of Cash Flows for the 6 months ended November 30, 2018	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net loss	$(25,722,904)	$60,900	A	2	$-	$(25,662,004)
Adjustments to reconcile net loss to net cash used in operating activities	$11,364,254	$-			$-	$11,364,254
Changes in operating assets and liabilities	$2,271,150	$(60,900)	A	2	$-	$2,210,250
Net cash used in operating activities	$(12,087,500)	$-			$-	$(12,087,500)
Supplemental cash flow information:
Beneficial conversion feature in connection with convertible debt issued and Black-Scholes market value of warrants	$816,667	$(416,667)	B	1	$-	$400,000

Condensed Consolidated Balance Sheet as of February 28, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Contract assets, net	$1,248,232	$(963,739)	A	2	$-	$284,493
Contract liabilities	$90,010	$41,696	A	2	$-	$131,706
Accounts payable and accrued expenses	$14,473,604	$(75,670)	A	2	$-	$14,397,934
Additional paid-in capital	$20,574,650	$(509,996)	C	3	$-	$20,064,654
Accumulated deficit	$(101,868,067)	$(419,769)	A, C	2, 3	$-	$(102,287,836)

Condensed Consolidated Statement of Operations for the 3 months ended February 28, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications (Note 2)	As Revised
Net sales	$1,892,208	$(1,098,056)	A	2	$(241,413)	$552,739
Cost of sales	$1,028,134	$(107,391)	A	2	$(77,781)	$842,962
Application server and software	$280,130	$-			$(280,130)	$-
Research and development	$1,441,120	$-			$(1,160,990)	$280,130
Selling, general and administrative	$2,883,924	$(509,996)	C	3	$1,186,159	$3,560,087
Interest income	$28	$-			$(28)	$-
Interest expense	$(1,458,729)	$-			$1,458,729	$-
Other income (expense)	$3,025	$-			$(3,025)	$-
Interest expense, net	$-	$-			$(1,547,005)	$(1,547,005)
Net loss	$(13,603,661)	$(480,669)	A, C	2. 3	$-	$(14,084,330)
Basic and diluted net loss per share	$(0.07)	$-			$-	$(0.07)

Condensed Consolidated Statement of Operations for the 9 months ended February 28, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications (Note 2)	As Revised
Net sales	$2,685,252	$(1,005,435)	A	2	$(250,170)	$1,429,647
Cost of sales	$1,759,788	$(75,670)	A	2	$(32,659)	$1,651,459
Application server and software	$1,062,653	$-			$(1,062,653)	$-
Research and development	$2,722,831	$-			$(378,467)	$2,344,364
Selling, general and administrative	$12,489,929	$(509,996)	C	3	$1,000,186	$12,980,119
Interest income	$38,747	$-			$(38,747)	$-
Interest expense	$(1,674,770)	$-			$1,674,770	$-
Other income (expense)	$(30,147)	$-			$30,147	$-
Interest expense, net	$-	$-			$(1,889,593)	$(1,889,593)
Net loss	$(39,326,565)	$(419,769)	A, C	2, 3	$-	$(39,746,334)
Basic and diluted net loss per share	$(0.25)	$0.01			$-	$(0.24)

Condensed Consolidated Statement of Cash Flows for the 9 months ended February 28, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications (Note 2)	As Revised
Net loss	$(39,326,565)	$(419,769)	A, C	2, 3	$-	$(39,746,334)
Adjustments to reconcile net loss to net cash used in operating activities	$19,083,653	$-			$508,197	$19,591,850
Changes in operating assets and liabilities	$2,556,789	$929,765	A	2	$(508,197)	$2,978,357
Net cash used in operating activities	$(17,686,123)	$509,996	C	3	$-	$(17,176,127)
Net cash used in investing activities	$(5,711,419)	$-			$-	$(5,711,419)
Net cash provided by financing activities	$23,216,205	$(509,996)	C	3	$-	$22,706,209
Net decrease in cash	$(181,337)	$-			$-	$(181,337)

Condensed Consolidated Balance Sheet as of May 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications (Note 2)	As Revised
Other current assets	$746,197	$-			$(110,451)	$635,746
Other assets	$88,495	$-			$110,451	$198,946
Accounts payable and accrued expenses	$18,563,550	$936,042	H	4	$-	$19,499,592
Deferred revenue	$188,738	$-			$(188,738)	$-
Contract liabilities	$228,893	$-			$188,738	$417,631
Additional paid-in capital	$24,539,004	$1,134,792	C,E,F,G	3, 4	$-	$25,673,796
Accumulated deficit	$(119,318,903)	$(2,070,834)	C,E,F,G,H	3, 4	$-	$(121,389,737)

Condensed Consolidated Statement of Operations for the year ended May 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net sales	$2,305,144	$-			$(134,617)	$2,170,527
Cost of sales	$2,497,218	$-			$(148,409)	$2,348,809
Application server and software	$1,108,076	$-			$(1,108,076)	$-
Research and development	$4,088,991	$-			$(896,704)	$3,192,287
Selling, general and administrative	$16,730,695	$(509,996)	C	3	$1,766,106	$17,986,805
Stock-based compensation	$18,058,910	$1,735,788	F, G	4	$-	$19,794,698
Interest income	$38,747	$-			$(38,747)	$-
Interest expense	$(3,200,278)	$-			$3,200,278	$-
Loss on extinguishment of debt	$(131,408)	$-			$131,408	$-
Other income (expense)	$(27,122)	$-			$27,122	$-
Interest expense, net	$-	$(845,042)	E, H	4	$(3,572,527)	$(4,417,569)
Net loss	$(56,777,401)	$(2,070,834)	C,E,F,G,H	3, 4	$-	$(58,848,235)
Basic and diluted net loss per share	$(0.32)	$(0.01)			$-	$(0.33)

Condensed Consolidated Statement of Cash Flows for the year ended May 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net loss	$(56,777,401)	$(2,070,834)	C,E,F,G,H	3, 4	$-	$(58,848,235)
Adjustments to reconcile net loss to net cash used in operating activities	$28,545,475	$1,134,792	C, E, F, G	3, 4	$-	$29,680,267
Changes in operating assets and liabilities	$8,046,749	$936,042	H		$-	$8,982,791
Net cash used in operating activities	$(20,185,177)	$-			$-	$(20,185,177)

Condensed Consolidated Balance Sheet as of August 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Right of use assets	$16,718,780	$2,653,090	D	3	$- $
Accounts payable and accrued expenses	$20,542,924	$936,042	H	4	$-	$21,478,966
Current portion of lease liabilities	$2,595,994	$137,574	D	3	$-	$2,733,568
Lease liabilities, net of current portion	$15,956,589	$2,515,516	D	3	$-	$18,472,105
Additional paid-in capital	$27,073,827	$257,306	C, E, F, G	3, 4	$-	$27,331,133
Accumulated deficit	$(127,344,968)	$(1,198,098)	C,E,F,G,H	3, 4	$-	$(128,543,066)

Condensed Consolidated Statement of Operations for the 3 months ended August 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net sales	$871,774	$-			$-	$871,774
Cost of sales	$823,946	$-			$71,936	$895,882
Application server and software	$2,144	$-			$(2,144)	$-
Research and development	$-	$-			$2,144	$2,144
Stock-based compensation	$702,413	$(310,081)	F	4	$-	$392,332
Selling, general and administrative	$4,582,066	$4,750	E	3	$(125,851)	$4,460,965
Interest expense	$(1,263,179)	$-			$1,263,179	$-
Gain (loss) on settlement of liability	$(98,608)	$-			$98,608	$-
Gain on extinguishment of debt	$2,100	$-			$(2,100)	$-
Other income (expense)	$103,025	$-			$(103,025)	$-
Interest expense, net	$-	$567,405	E	3	$(1,310,577)	$(743,142)
Net loss	$(8,026,065)	$872,736	E, F	3, 4	$-	$(7,153,329)
Basic and diluted loss per share	$(0.04)	$0.01			$-	(0.03)

Condensed Consolidated Statement of Cash Flows for the 3 months ended August 31, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net loss	$(8,026,065)	$872,736	E, F	4	$-	$(7,153,329)
Adjustments to reconcile net loss to net cash used in operating activities	$3,472,907	$(872,736)	E, F	4	$-	$2,600,171
Changes in operating assets and liabilities	$1,306,166	$-			$-	$1,306,166
Net cash used in operating activities	$(3,246,992)	$-			$-	$(3,246,992)

Condensed Consolidated Balance Sheet as of November 30, 2019	Previously Reported	Adjustments	Ref	Perid Corrected	Reclassifications	As Revised
Accounts payable and accrued expenses	$7,397,304	$936,042	H	4	$-	$8,333,346
Additional paid-in capital	$46,376,441	$1,334,707	E, F, G	4	$-	$47,711,148
Accumulated deficit	$(138,380,793)	$(2,270,749)	E,F,G,H	4	$-	$(140,651,542)

Condensed Consolidated Statement of Operations for the 3 months ended November 30, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Selling, general and administrative	$2,233,515	$-			$58,631	$2,292,146
Stock-based compensation	$512,087	$-			$(170,549)	$341,538
Interest expense, net	$(1,986,781)	$-			$(111,918)	$(2,098,699)
Net loss attributable to Iota Communications, Inc.	$(12,108,476)	$-			$-	$(12,108,476)
Basic and diluted loss per share	$(0.05)	$-			$-	$(0.05)

Condensed Consolidated Statement of Operations for the 6 months ended November 30, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Selling, general and administrative	$6,694,480	$-			$58,631	$6,753,111
Stock-based compensation	$1,214,500	$(310,081)	F	4	$(170,549)	$733,870
Interest expense, net	$(2,729,953)	$-			$(111,918)	$(2,841,871)
Net loss attributable to Iota Communications, Inc.	$(19,571,886)	$310,081	F	4	$-	$(19,261,805)
Basic and diluted loss per share	$(0.08)	$-			$-	$(0.08)

Condensed Consolidated Statement of Cash Flows for the 6 months ended November 30, 2019	Previously Reported	Adjustments	Ref	Period Corrected	Reclassifications	As Revised
Net loss	$(20,060,792)	$310,081	F	4	$-	$(19,750,711)
Adjustments to reconcile net loss to net cash used in operating activities	$11,485,047	$(310,081)	F	4	$-	$11,174,966
Changes in operating assets and liabilities	$1,936,237	$-			$-	$1,936,237
Net cash used in operating activities	$(6,639,508)	$-			$-	$(6,639,508)

Management assessed the materiality of the effect of the above errors in our prior quarterly and annual financial statements, both quantitatively and qualitatively, in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, and concluded the errors were not material to any of our previously issued financial statements. Consequently, Management made the decision to correct these errors and revise our previously reported financial statements in the current filings.

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

The warrants are exercisable for a period of five years from the date the original warrants to purchase common equity units of Iota Networks were issued to the holders. The warrants provide for the purchase of shares of Iota Communications’ common stock at an exercise price of $0.3753 per share. The warrants are exercisable for cash only. The number of shares of common stock to be delivered upon exercise of the warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of these warrants, Iota Communications recognized approximately $3,992,000 of stock-based compensation expense for the period ended November 30, 2018.

Immediately following the Merger, Iota Communications had 196,279,076 shares of common stock issued and outstanding. The pre-Merger stockholders of Iota Communications retained an aggregate of 43,434,034 shares of common stock of Iota Communications, representing approximately 22.1% ownership of the post-Merger company. Therefore, upon consummation of the Merger, there was a change in control of Iota Communications, with the former owners of Iota Networks effectively acquiring control of Iota Communications. The Merger has been treated as a recapitalization and reverse acquisition for financial reporting purposes. Iota Networks is considered the acquirer for accounting purposes, and the registrant’s historical financial statements before the Merger have been replaced with the historical financial statements of Iota Networks before the Merger in the filings with the SEC.

The Company accounted for these transactions in accordance with the acquisition method of accounting for business combinations. Assets and liabilities of the acquired business were included in the unaudited condensed consolidated balance sheet, based on the respective estimated fair value on the date of acquisition as determined in a purchase price allocation using available information and making assumptions management believes are reasonable.

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

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed as of the transaction date:

Consideration paid	$880,602

Tangible assets acquired:
Cash	72,059
Accounts receivable, net	184,165
Contract assets	473,998
Other current assets and prepaid expenses	354,955
Fixed assets, net	20,291
Security deposit	30,289
Total tangible assets	1,135,757

Assumed liabilities:
Accounts payable	2,983,537
Accrued expenses	673,736
Contract liabilities	59,385
Accrued income tax	63,082
Warranty reserve	210,594
Debt subject to equity being issued	179,180
Advances from related party	827,700
Convertible notes payable, net of debt discount	850,000
Notes payable	535,832
Total assumed liabilities	6,383,046

Net tangible assets (liabilities)	(5,247,289)

Intangible assets acquired: (a.)
IP/technology/patents	210,000
Customer base	17,000
Tradenames – trademarks	510,500
Non-compete agreements	140,500

Total intangible assets acquired	878,000

Net assets acquired	(4,369,289)

Goodwill (b.)(c.)	$5,249,891

a. These intangible assets have a useful life of 4 to 5 years (See Note 7). The useful life of the intangible assets for amortization purposes was determined considering the period of expected cash flows generated by the assets used to measure the fair value of the intangible assets adjusted as appropriate for entity-specific factors, including legal, regulatory, contractual, competitive, economic, or other factors that may limit the useful life of intangible assets.

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

c. At May 31, 2019, the Company performed an impairment analysis on its reported goodwill, and due to the carrying value of the reporting unit being greater than the fair value of the reporting unit, management determined that the goodwill was fully impaired. The Company recorded a $5,249,891 impairment charge for the fiscal year ended May 31, 2019, to write-down goodwill to $0.

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

Pursuant to the Purchase Agreement, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for 12,146,241 shares of Iota Communications common stock and $3,000,000 of cash consideration. The Purchased Assets consist of:

(i) All work product, know-how, work in process, developments, and deliverables related to the Iota Link system under development by Link Labs, including hardware designs, firmware, and related documentation.

(ii) All work product, know-how, work in process, developments, and deliverables related to the Conductor system associated with the Iota Link system under development by Link Labs prior to transfer of the source code to Iota Link.

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

(iv) Termination of the existing agreements between Link Labs and the Company relating to the development, purchase, and ongoing usage and maintenance fees for Iota Link and the Conductor system supplied by Link Labs to the Company (the “Second Closing Assets”).

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

At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock with a value of $3,100,000 to Link Labs. The Company also made a cash payment of $215,333 to Link Labs at the first closing, representing a partial payment on certain overdue invoices. The Company and Link Labs also entered into a Grant-Back License Agreement on the first closing date pursuant to which, subject to the terms and conditions set forth therein, the Company granted an exclusive, world-wide, royalty-free license to Link Labs for its use of the Purchased Intellectual Property. The Company has not assigned any value to the Grant-Back License as Link Labs’ future use, if any, is not presently known, and the license does not have a readily determinable market value. The second closing under the Purchase Agreement was required to take place no later than December 31, 2019 and the third and final closing will take place on the date on which the purchase consideration has been paid in full. At the third and final closing, the Company will acquire the Final Closing Assets.

On December 31, 2019, the Company entered into a Side Letter Agreement with Link Labs whereby the parties agreed to break the second closing into three phases. On December 31, 2019, and in satisfaction of the first phase of the second closing, the Company issued two promissory notes to Link Labs for a principal amount of $1,000,000 each with a maturity date of March 31, 2020 and June 30, 2020. The principal on the notes bears interest at 1.6% per annum. On January 3, 2020, and in satisfaction of the second phase of the second closing, the Company paid Link Labs $1,000,000 in cash. The third and final phase of the second closing, which requires payment of $430,666 to Link Labs (amount due independent of the purchase price), was scheduled to be completed on January 17, 2020.

On January 17, 2020 and January 21, 2020, the Company entered into successive Side Letter Agreements with Link Labs whereby the parties agreed to extend the date of the third and final phase of the second closing to January 21, 2020 and then January 31, 2020, respectively. The third and final closing was to take place on the date on which the promissory notes have been satisfied in full, which was expected to be on or before June 30, 2020, the maturity date of the second promissory note. As of the date this report was issued, the third and final phase of the second closing and the third and final closing have not been completed and the Company is in default on both $1,000,000 promissory notes. In addition, the Company has $430,666 of overdue invoices with Link Labs, which is accrued within accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

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

Management, assisted by third-party valuation specialists, determined the fair value of the assets acquired from Link Labs as of the transaction date is $6,100,000 as summarized below:

Tangible assets acquired:
Software	$2,800,000

Intangible assets acquired:
Research and development and Patents (1)	3,300,000
Total assets acquired	$6,100,000

Purchase consideration:
12,146,241 shares of Iota Communications, Inc. Common Stock	$3,100,000
Notes payable	2,000,000
Cash payment	1,000,000
Total purchase consideration:	$6,100,000

(1)
The Company determined that the acquired research and development has future alternative use to the Company and its continued research and development. As such, the acquired asset was not written off upon acquisition.

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

NOTE 5 – OTHER CURRENT ASSETS

Other current assets consist of the following:

	February 29, 2020	May 31, 2019

Prepaid expenses	$458,407	$630,746
Prepaid inventory	24,978	5,000
Other receivables	124,754	-
Total other current assets	$608,139	$635,746

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	February 29, 2020	May 31, 2019
Network sites and equipment	$7,937,880	$8,524,194
Network radios	572,626	543,946
Construction in progress - network sites	2,663,982	4,606,949
Construction in progress – leasehold improvements	973,746	-
Computer software	2,816,727	16,142
Computer hardware	14,028	120,105
Furniture and fixtures	22,010	72,656
	15,000,999	13,883,992
Less: accumulated depreciation	(4,359,770)	(3,759,229)
Less: impairment charge	(2,703,571)	-
Property and equipment, net	$7,937,658	$10,124,763

Total depreciation expense for the three and nine months ended February 29, 2020 and February 28, 2019 was $419,965 and $2,024,698 and $369,329 and $880,756, respectively. During the three and nine months ended February 29, 2020, the Company recognized an impairment charge of $0 and $2,703,571, respectively, against its construction in progress - network sites and network sites and equipment.

NOTE 7 – INTANGIBLE ASSETS

The below table summarizes the identifiable intangible assets as of February 29, 2020 and May 31, 2019:

	Useful life	February 29, 2020	May 31, 2019

FCC licenses (1)		$8,758,000	$114,950
Research & development and Patents	5 years	3,300,000	-
Tradename/marks	5 years	165,900	510,500
Non-compete	3 years	5,688	140,500
IP/Technology	5 years	-	210,000
Customer base	5 years	-	17,000
		12,229,588	992,950
Less accumulated amortization		(248,551)	(90,750)
Less impairment charge		-	(615,662)

Intangible assets, net		$11,981,037	$286,538

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

The weighted average remaining useful life of identifiable intangible assets is 4.57 years. Amortization of identifiable intangible assets for the three and nine months ended February 29, 2020 and February 28, 2019 was $231,013 and $248,551 and $45,375 and $90,750, respectively. As of February 29, 2020, the estimated annual amortization expense for the remaining fiscal year is approximately $204,000. Estimated annual amortization expense for each of the next four fiscal years ranges from $660,000 to $737,000 per year through 2024, and approximately $303,000 in 2025.

NOTE 8 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	February 29, 2020	May 31, 2019 (As revised)

Accounts payable	$4,861,992	$14,136,259
Tower and billboard rent accrual	-	2,910,483
Accrued expenses	5,250,576	2,452,850
Total accounts payable and accrued expenses	$10,112,568	$19,499,592

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

NOTE 9 – WARRANTY RESERVE

As of February 29, 2020, the Company has recognized a warranty reserve of $106,600. Warranty expense (recovery) was $(14,762) and $(207,281) and $1,075 and $40,197 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

The following table provides a rollforward of the Company’s warranty reserve:

Opening balance, May 31, 2019	$313,881
Expense/(recovery)	(207,281)
Settlements made	-
Ending balance, February 29, 2020	$106,600

NOTE 10 – CONVERTIBLE DEBT AND NOTES PAYABLE

AIP Convertible Debt and Notes Payable

AIP convertible debt and notes payable, net of debt discounts, consists of the following:

Original Principal Balance	Original Issue Date	Maturity Date as of February 29, 2020	Stated Interest Rate	Default Interest Rate	Carrying Value February 29, 2020	Carrying Value May 31, 2019

$2,500,000	October 31, 2018	(3)	LIBOR + 10.0%	LIBOR + 20.0%	$-	$2,283,198
1,000,000	December 7, 2018	(3)	LIBOR + 10.0%	LIBOR + 20.0%	-	1,000,000
1,000,000	May 24, 2019	(3)	LIBOR + 10.0%	LIBOR + 20.0%	-	1,000,000
500,000	August 22, 2019	(3)	LIBOR + 10.0%	LIBOR + 20.0%	-	-
4,600,000	October 4, 2019	April 4, 2021	LIBOR + 10.0%	LIBOR + 20.0%	3,541,924	-
1,400,000	December 20, 2019	June 20, 2020	LIBOR + 10.0%	LIBOR + 20.0%	1,025,098	-
					$4,567,022	$4,283,198

3 Debt instrument is not outstanding as of February 29, 2020

The above convertible debt and notes payable include debt discounts totaling $1,708,596 and $466,509 as of February 29, 2020 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $275,618 and $341,378 and $90,157 and $113,860 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. The total unamortized debt discount was $1,432,978 and $0 at February 29, 2020 and May 31, 2019, respectively.

Interest expense on the above convertible debt and notes payable totaled $289,287 and $508,885 and $214,216 (As revised) and $214,216 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. There was no accrued interest recorded for the above convertible debt and notes payable at February 29, 2020 and May 31, 2019.

October 2018 Note Purchase Agreement

On October 31, 2018, the Company, entered into a note purchase agreement (the “AIP Purchase Agreement”) with a group of noteholders (collectively, “AIP”), pursuant to which AIP agreed to purchase, under certain circumstances, U.S. LIBOR + 10.0% senior secured collateralized convertible promissory notes of the Company (each, an “AIP Convertible Note” and, collectively, the “AIP Convertible Notes”) in the aggregate principal amount of up to $5,000,000, at a purchase price of 100% (par) per AIP Convertible Note (the “AIP Note Purchase and Sale Transaction”).

At the initial closing of the AIP Note Purchase and Sale Transaction, which occurred on October 31, 2018 (the “AIP Initial Closing”), the Company sold AIP an AIP Convertible Note in the principal amount of $2,500,000 (the “AIP Tranche #1 Note”). The net proceeds from the AIP initial closing, in the aggregate amount of $2,261,616 (after deducting fees and expenses related to the AIP initial closing in the aggregate amount of $238,384 (including a closing fee and a facility fee paid to the security agent, and legal fees and expenses), were utilized by the Company for working capital and general corporate purposes.

The AIP Tranche #1 Note issued in the AIP initial closing has a principal balance of $2,500,000, and a stated maturity date on the one year anniversary of the date of issuance. The principal on the AIP Tranche #1 Note bears interest at a rate of U.S. LIBOR + 10.0% per annum, which is also payable on maturity. Upon the occurrence of an event of default, the interest rate will increase by an additional 10.0% per annum. Amounts due under the AIP Tranche #1 Note may be converted into shares (“AIP Conversion Shares”) of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver. Upon the occurrence of an event of default under the terms of the AIP Tranche #1 Note, and the passage of five business days following AIP giving notice of such event of default to the Company, the entire unpaid principal balance of the AIP Tranche #1 Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. The security agent may also exercise all other rights given to the security agent and holder under the AIP Purchase Agreement. The conversion price and number of AIP Conversion Shares are subject to adjustment from time to time for subdivision or consolidation of shares, or upon the issuance by the Company of additional shares of common stock, or common stock equivalents, while the AIP Convertible Note is outstanding, or other standard dilutive events.

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

On December 7, 2018, the Company drew AIP Convertible Note Tranche #2 (the “AIP Tranche #2 Note”) totaling $1,000,000, including $83,751 of deferred financing costs, receiving net proceeds of $916,249 against the AIP Purchase Agreement, with a maturity date of December 7, 2019. The principal on the AIP Tranche #2 Note bears interest at a rate of U.S. LIBOR + 10.0% per annum, which is also payable on maturity. Amounts due under the AIP Tranche #2 Note may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

On May 24, 2019, the Company drew AIP Convertible Note Tranche #3 (the “AIP Tranche #3 Note”) totaling $1,000,000, including $94,376 of deferred financing costs, receiving net proceeds of $905,627 against the AIP Purchase Agreement, with a maturity date of May 24, 2020. The principal on the AIP Tranche #3 Note bears interest at a rate of U.S. LIBOR + 10.0% per annum, which is also payable on maturity. Amounts due under the AIP Tranche #3 Note may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.50 per share, which was amended to $1.00 per share pursuant to the May 31, 2019 waiver.

During the fiscal year ended May 31, 2019 and through October 3, 2019, the Company entered into various waivers and amendments with AIP to satisfy certain covenant conditions. The following terms were changed as a result of the waiver and amendment agreements:

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

●
The Company may issue, and AIP may at their option purchase, additional notes in the aggregate principal amount of $500,000 on or after the date that is 60 days following the execution of the AIP Agreement and Waiver if (i) one of the Company’s major vendors has entered into a settlement agreement with the Company covering all claims the vendor has or may have against the Company; and (ii) the Company has raised or has binding commitments from investors to invest at least $10,000,000 in common or preferred equity.

●
The AIP Purchase Agreement was amended in its entirety to read as follows with respect to a monthly pay down: “Beginning May 2019, the Company will pay down the outstanding principal amount in an amount equal to $50,000 at the beginning of each month”.

●
AIP agreed to extend the maturity date for the AIP Convertible Notes (Tranches 1, 2 and 3) by six months if (i) the Company’s shares become listed on Nasdaq before the existing maturity date or (ii) the weighted average price of the Company’s shares exceeds two times the conversion price for 20 consecutive trading days, each with a daily volume of 300,000 shares or more.

On August 1, 2019, the Company drew AIP Convertible Note Tranche #4 (the “AIP Tranche #4 Note”) totaling $500,000, including $60,680 of deferred financing costs, receiving net proceeds of $439,320 against the AIP Purchase Agreement, with a maturity date of August 1, 2020. In connection with the AIP Tranche #4 Note, the Company issued 2,000,000 restricted shares of the Company's common stock on August 29, 2019, resulting in a debt discount of $307,962. The principal on the AIP Tranche #4 Note bears interest at a rate of U.S. LIBOR + 10.0% per annum, which is also payable on maturity. Amounts due under the AIP Tranche #4 Note may be converted into shares of the Company’s common stock at any time at the option of the holder, at a conversion price of $1.00 per share. Total amortization of deferred financing costs and debt discount totaled $0 and $65,760 for the three and nine months ended February 29, 2020.

AIP Replacement Note and December 2019 Note

On October 4, 2019, the Company entered into a secured non-convertible note (the “AIP Replacement Note”) with AIP for a principal amount of $4,600,000 with a maturity date of April 4, 2021. The AIP Replacement Note calls for principal payments of $50,000 per month. The outstanding principal on the note bears interest at a rate of U.S. LIBOR + 10.0% per annum.

The AIP Replacement Note replaces the AIP Convertible Notes previously issued (Tranches #1, #2, #3, and #4) under the AIP Purchase Agreement. Due to the AIP Replacement Note not having a conversion feature and replacing the convertible tranches under the AIP Purchase Agreement, the Company accounted for the transaction as an extinguishment of debt under ASC Topic 470-50 Debt – Modifications and Extinguishment.

Also on October 4, 2019, the Company entered into an agreement and extension (the “AIP Extension Agreement”) with AIP to satisfy certain covenant conditions relative to the AIP Purchase Agreement. The following terms were agreed to as a result of the AIP Extension Agreement:

●
No later than October 16, 2019, (i) the Company will make a principal payment on the AIP Convertible Notes in the amount of $33,197 and (ii) the AIP Convertible Notes are cancelled and replaced by the AIP Replacement Note with a principal amount of $4,600,000;

●
The Company will issue AIP warrants to purchase up to 14,500,000 shares of the Company’s common stock at an exercise price of $0.32 per share, (of which 4,350,000 were issued on December 18, 2019), as follows:

o
The five-day volume weighted average price of the Company’s common stock on the last trading day of each calendar month (the “VWAP”) will be computed. If the VWAP for any month is less than the VWAP for the previous month, the Company will issue to AIP, upon written request of AIP, up to 1,450,000 new warrants for each such $0.01 decrease;

o
The Company will issue AIP 14,500,000 new warrants (less the number of warrants previously issued) before the Company prepays the AIP Replacement Note in full on April 4, 2020 if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the number of warrants previously issued) before the Company prepays the AIP Replacement Note in full on October 4, 2020, if the Company chooses to prepay the AIP Replacement Note on such date;

o
The Company will issue AIP 14,500,000 new warrants (less the number of warrants previously issued) on the maturity date of the AIP Replacement Note.

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

In connection with the debt extinguishment, the Company recognized a loss of $1,776,580, comprised of the estimated fair value of the 4,350,000 warrants to be issued using the Black-Scholes Method of $1,176,375, the fair value of the 1,000,000 shares of Company common stock issued of $289,900, and the write-off of $310,305 of net unamortized debt issuance costs outstanding.

On December 18, 2019, the Company entered into an agreement and waiver with AIP (the "December 2019 Agreement and Waiver") to satisfy certain covenant conditions relative to the AIP Extension Agreement. Pursuant to the December 2019 Agreement and Waiver, all events of default relative to the AIP Replacement Note were waived through December 31, 2020. The waiver was conditioned upon (i) the Company agreeing to issue 1,000,000 shares of its common stock to AIP (issued December 19, 2019), (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share and warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30 per share (both issued December 18, 2019), and (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance (issued December 20, 2019). This transaction resulted in a debt discount from the issuance of warrants of $527,856 valued using the Black-Scholes Method and a discount from the issuance of 1,000,000 shares of restricted stock of $79,286.

On December 20, 2019, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,400,000 (the “December 2019 Note”) to AIP, due June 20, 2020. If an event of default occurs under the December 2019 Note, additional interest of 10.0% per annum will accrue while such event of default continues.

As of February 29, 2020, the outstanding principal balance on the AIP Replacement Note and the December 2019 Note totaled $4,600,000 and $1,400,000, respectively, and the unamortized debt discount totaled $1,058,076 and $374,902, respectively.

Total amortization expense for debt discounts related to AIP Convertible Debt and Notes Payable was $275,618 and $341,378 and $90,157 and $113,860 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. Interest expense on AIP Convertible Debt and Notes Payable totaled $289,287 and $508,885 and $214,216 (As revised) and $214,216 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. There was no accrued interest recorded for the AIP Convertible Debt and Notes Payable at February 29, 2020 and May 31, 2019, as interest due is paid in full at each period end.

Other Convertible Debt

Other convertible debt, net of debt discounts, consists of the following:

Original Principal Balance	Original Issue Date	Maturity Date as of February 29, 2020	Stated Interest Rate	Default Interest Rate	Carrying Value February 29, 2020	Carrying Value May 31, 2019

$150,000	June 19, 2018	(3)	10.0%	18.0%	$-	$150,000
440,000	September 18, 2018	May 1, 2020	8.0%	8.0%	171,959	-
330,000	May 21, 2019	March 31, 2020	8.0%	8.0%	400,000	17,098
330,000	September 16, 2019	March 31, 2020	8.0%	8.0%	276,396	-
250,000	October 3, 2019	(3)	8.0%	8.0%	-	-
1,088,830	October 29, 2019	April 29, 2020	8.0%	18.0%	818,624	-
238,352	December 19, 2019	June 19, 2020	8.0%	18.0%	92,475	-
77,000	January 27, 2020	January 27, 2021	10.0%	18.0%	6,732	-
					$1,766,186	$167,098

3
Debt instrument is not outstanding as of February 29, 2020

The above convertible debt included debt discounts totaling $2,030,330 and $513,057 (As revised) as of February 29, 2020 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $693,179 and $1,591,852 and $204,124 and $369,691 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. The total unamortized debt discount was $551,060 and $495,959 (As revised) at February 29, 2020 and May 31, 2019, respectively.

Interest expense on the above convertible debt totaled $93,078 and $507,835 and $67,931 and $67,931 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. Accrued interest for the above convertible debt totaled $33,513 and $14,219 at February 29, 2020 and May 31, 2019, respectively, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

September 2018 Purchase Agreement

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

The September 2018 Convertible Note has an original principal balance of $440,000, taking into consideration a $40,000 original issue discount received by the investor based on a one-time interest charge of 8.0%, and a stated maturity date of March 31, 2019.

The September 2018 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.60 per share. The September 2018 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be delivered upon exercise of the September 2018 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

On May 21, 2019, the Company entered into an agreement to settle the September 2018 Convertible Note. The Company agreed to issue the investor 1,330,000 shares of common stock to settle the outstanding balance, however, in the event the fair value of the shares did not exceed $665,000, the difference would remain as a convertible note under the same terms as the original convertible note, but with an extended maturity date of May 1, 2020. In connection with the settlement, the Company issued 1,330,000 shares of common stock valued at $481,943.

As of February 29, 2020, and May 31, 2019, the outstanding principal balance on the September 2018 Convertible Note was $183,057, and the unamortized debt discount was $11,098 and $183.057, respectively. Amortization expense related to the debt discount was $16,290 and $171,959 and $204,124 and $369,691 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. Interest expense on the September 2018 Convertible Note was $340,101 for the nine months ended February 29, 2020.

May 2019 Purchase Agreement

On May 21, 2019, the Company entered into a securities purchase agreement (the “May 2019 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the investor purchased (a) a convertible promissory note in the principal amount of $330,000 (the “May 2019 Convertible Note”), (b) warrants (the “May 2019 Warrants”) to purchase 600,000 shares of the Company’s common stock, and (c) 100,000 restricted shares of the Company’s common stock. The Company used the net proceeds for working capital and general corporate purposes.

The May 2019 Convertible Note has a principal balance of $330,000, taking into consideration a $30,000 original issue discount received by the investor based on a one-time interest charge of 8.0%, and a stated maturity date of November 30, 2019. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the May 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the May 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the May 2019 Convertible Note may be converted into shares (“May 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of May 2019 Convertible Note Conversion Shares. The Company may redeem the May 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the May 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the May 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the May 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the May 2019 Convertible Note, plus any accrued and unpaid interest. If, while the May 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the May 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the May 2019 Convertible Note. The Company granted the investor piggyback registration rights with respect to the May 2019 Convertible Note Conversion Shares.

The May 2019 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The May 2019 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be delivered upon exercise of the May 2019 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the May 2019 Convertible Note resulted in a discount totaling $147,306 related to the conversion feature, a discount from the issuance of warrants valued using the Black-Scholes Method of $121,531, and a discount from the issuance of 100,000 shares of restricted stock of $31,163.

On November 29, 2019 and January 29, 2020, the Company entered into successive amendments in connection with the May 2019 Convertible Note. Pursuant to the amendments, the maturity date was extended to March 31, 2020 and $70,000 was added to the outstanding principal balance, which the Company amortized as interest expense during the nine months ended February 29, 2020.

As of February 29, 2020, and May 31, 2019, the outstanding principal balance on the May 2019 Convertible Note was $400,000 and $330,000, respectively, and the unamortized debt discount was $0 and $312,902, respectively. Amortization expense related to the debt discount is $35,000 and $382,902, respectively, for the three and nine months ended February 29, 2020.

September 2019 Purchase Agreement

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

The September 2019 Convertible Note has a principal balance of $330,000, taking into consideration a $30,000 original issue discount received by the investor based on a one-time interest charge of 8.0%, and a stated maturity date of March 31, 2020. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the September 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the September 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the September 2019 Convertible Note may be converted into shares (“September 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of September 2019 Convertible Note Conversion Shares. The Company may redeem the September 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the September 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the September 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the September 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the September 2019 Convertible Note, plus any accrued and unpaid interest. If, while the September 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the September 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the September 2019 Convertible Note. The Company granted the investor piggyback registration rights with respect to the September 2019 Convertible Note Conversion Shares.

The September 2019 Warrants are exercisable for a period of three years from the date of issuance, at an exercise price of $0.35 per share. The September 2019 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be delivered upon exercise of the September 2019 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the September 2019 Convertible Note resulted in a discount from the beneficial conversion feature totaling $163,058, a discount from the issuance of warrants valued using the Black-Scholes Method of $101,840, a discount from the issuance of 150,000 shares of restricted stock of $35,102, and a $30,000 original issue discount.

As of February 29, 2020, the outstanding principal balance on the September 2019 Convertible Note is $330,000, and the unamortized debt discount is $53,604. Amortization expense related to the debt discount was $150,761 and $276,396, respectively, for the three and nine months ended February 29, 2020.

October 2019 Purchase Agreement

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

The October 2019 Convertible Note has a principal balance of $250,000, taking into consideration a $25,000 original issue discount received by the investor based on a one-time interest charge of 8.0%, and a stated maturity date of April 30, 2020. Upon the occurrence of an event of default, which is not cured within 7 business days, the principal balance of the October 2019 Convertible Note will immediately increase to 140% of the outstanding balance immediately prior to the occurrence of the event of default. In addition, upon the occurrence of an event of default, the entire unpaid principal balance of the October 2019 Convertible Note, together with any accrued and unpaid interest thereon, will become due and payable, without presentment, demand, or protest of any kind. Amounts due under the October 2019 Convertible Note may be converted into shares (the “October 2019 Convertible Note Conversion Shares”) of the Company’s common stock at any time, at the option of the investor, at a conversion price of $0.35 per share. The Company has agreed to at all times reserve and keep available from its authorized common stock a number of shares equal to at least two times the full number of October 2019 Convertible Note Conversion Shares. The Company may redeem the October 2019 Convertible Note, upon 10 business days’ notice to the investor, by paying the investor: (i) if the redemption is within the first 90 days after the issuance of the October 2019 Convertible Note, an amount equal to 100% of the outstanding balance of the October 2019 Convertible Note, plus any accrued and unpaid interest, or (ii) if the redemption is on or after the 91st day after issuance of the October 2019 Convertible Note, an amount equal to 120% of the outstanding balance of the October 2019 Convertible Note, plus any accrued and unpaid interest. If, while the October 2019 Convertible Note is outstanding, the Company, or any of its subsidiaries, issues any security with any term more favorable to the holder of such security, or with a term in favor of the holder of such security that was not similarly provided to the investor, then the Company will notify the holder of the October 2019 Convertible Note of such additional or more favorable term, and such term, at holder’s option, will become a part of the October 2019 Convertible Note. The Company granted the investor piggyback registration rights with respect to the October 2019 Convertible Note Conversion Shares.

The issuance of the October 2019 Convertible Note resulted in a discount from the beneficial conversion feature totaling $70,197, a discount from the issuance of 100,000 shares of restricted stock of $34,483, and a $25,000 original issue discount.

On October 13, 2019, the Company repaid the October 2019 Convertible Note in full. As a result of repayment, the total debt discount associated with the October 2019 Convertible Note was expensed during the quarter ended November 30, 2019. Amortization expense related to the October 2019 Convertible Note was $0 and $129,680, respectively, for the three and nine months ended February 29, 2020.

Oasis October 2019 Purchase Agreement

On October 29, 2019, the Company entered into a securities purchase agreement (the “Oasis October 2019 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $1,088,830, the investor purchased (a) a promissory note in the principal amount of $1,000,000 (the “Oasis October 2019 Note”), (b) warrants (the “Oasis October 2019 Warrants”) to purchase 3,888,679 shares of the Company’s common stock and (c) 969,697 restricted shares of the Company’s common stock. On October 29, 2019, the Company issued 969,697 restricted shares of the Company’s common stock to the investor. The Company used the net proceeds for working capital and general corporate purposes.

The Oasis October 2019 Note has a principal balance of $1,088,830 (taking into consideration a $63,830 original issue discount received by the investor and $25,000 in fees), and a stated maturity date of April 29, 2020. Upon issuance of the Oasis October 2019 Note, a one-time interest charge of 8.0% was applied to the principal balance. Upon the occurrence of any event of default, the Oasis October 2019 Note will become immediately due and payable and the Company will pay to the investor an amount equal to 135% (plus an additional 5% per each additional event of default) multiplied by the then outstanding entire balance of the Oasis October 2019 Note (including unpaid principal and accrued interest) plus default interest from the date of the event of default which will accrue at a rate of 1.5% per month, plus any amounts owed to the investor (collectively, in the aggregate of all of the above, the “Default Amount”). Upon an event of default, the investor will have the right at any time thereafter to convert all or any part of the Oasis October 2019 Note (including without limitation, accrued and unpaid interest, default interest, and any other amounts owed to the investor under the note) into fully paid and non-assessable shares of the Company’s common stock at the conversion price, which is equal to the lesser of (i) $0.50 and (ii) 50% of the lowest VWAP of the common stock during the thirty trading day period ending on either (i) the last complete trading day prior to the conversion date or (ii) the conversion date, as determined by the investor in its sole discretion upon such conversion. If the Company fails to reserve a sufficient number of shares of common stock as required or fails to issue shares of common stock to the investor upon exercise by the investor, in accordance with the default terms the amount due upon demand will be the default amount multiplied by two. The Company has granted the investor piggyback registration rights with respect to the conversion shares.

The Oasis October 2019 Warrants are exercisable for a period of five years from the date of issuance, at an exercise price of $0.308 per share. The Oasis October 2019 Warrants are exercisable for cash, or on a cashless basis. The number of shares of common stock to be delivered upon exercise of the Oasis October 2019 Warrants is subject to adjustment for subdivision or consolidation of shares and other standard dilutive events.

The issuance of the Oasis October 2019 Convertible Note resulted in a discount from the beneficial conversion feature totaling $149,668, a discount from the issuance of warrants valued using the Black-Scholes Method of $418,368, a discount from the issuance of 969,697 shares of restricted stock of $145,055, and $88,830 of original issue discount.

As of February 29, 2020, the outstanding principal balance on the Oasis October 2019 Note is $1,088,837, and the unamortized debt discount is $270,213. Amortization expense related to the debt discount is $391,921 and $531,708 for the three and nine months ended February 29, 2020, respectively. Interest expense on the Oasis October 2019 Note is $21,796 and $29,055 for the three and nine months ended February 29, 2020, respectively. Accrued interest for the Oasis October 2019 Note is $29,055 at February 29, 2020, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

Other Notes Payable

Other notes payable, net of debt discounts, consists of the following:

Original Principal Balance	Original Issue Date	Maturity Date as of February 29, 2020	Stated Interest Rate	Default Interest Rate	Carrying Value February 29, 2020	Carrying Value May 31, 2019

$166,020	May - June 2011	January 20121	0.0% - 8.0%	0.0% - 16.0%	$143,810	$159,102
10,000	March 31, 2016	December 31, 20171	6.0%	12.0%	10,000	10,000
10,000	May 6, 2016	December 31, 20171	6.0%	12.0%	10,000	10,000
150,000	August 11, 2016	December 31, 20171	10.0%	12.0%	150,000	150,000
100,000	March 1, 2017	December 31, 20171	10.0%	12.0%	100,000	100,000
50,000	April 20, 2018	November 30, 20181	10.0%	12.0%	50,000	50,000
1,000,000	December 31, 2019	March 31, 20202	1.6%	18.0%	1,000,000	-
1,000,000	December 31, 2019	June 30, 20202	1.6%	18.0%	1,000,000	-
320,000	January 16, 2020	February 29, 2020	3.0%	3.0%	320,000	-
300,000	February 18, 2020	March 31, 2020	3.0%	3.0%	189,655	-
					$2,973,465	$479,102

1
Debt instrument is in default as of February 29, 2020
2
Debt instrument is in default as of the date this report was issued

The above notes payable included debt discounts totaling $296,959 and $0 as of February 29, 2020 and May 31, 2019, respectively. Total amortization expense related to these debt discounts was $186,614 for the three and nine months ended February 29, 2020, respectively, and $0 for the three and nine month ended February 28, 2019. The total unamortized debt discount was $110,345 and $0 at February 29, 2020 and May 31, 2019, respectively.

Interest expense on the above notes payable totaled $17,144 and $38,626 and $11,213 and $34,853 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. Accrued interest for the above convertible debt totaled $174,360 and $171,881 at February 29, 2020 and May 31, 2019, respectively, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

December 2019 Promissory Notes with Link Labs

Pursuant to the Purchase Agreement with Link Labs (See Note 4), the Company acquired certain assets from Link Labs (the “Purchased Assets”) in a series of closings on the terms and subject to the conditions set forth therein, for consideration including the payment of cash, issuance of stock, and issuance of debt. On December 31, 2019, and in satisfaction of the first phase of the agreement, the Company issued two promissory notes to Link Labs for a principal amount of $1,000,000 each, with maturity dates of March 31, 2020 and June 30, 2020. The principal on the notes bears interest at 1.6% per annum, however, in the event of default, the interest rate increases to 18.0% per annum on any overdue amounts until paid.

As of February 29, 2020, the outstanding principal balance on the above promissory notes is $2,000,000. Interest expense on the above promissory notes is $5,260 for the three and nine months ended February 29, 2020. Accrued interest for the above promissory notes totaled $5,260 at February 29, 2020, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet. As of the date this report was issued, the Company is in default on both promissory notes.

January 2020 Purchase Agreement

On January 16, 2020, the Company entered into a securities purchase agreement (the “January 2020 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $320,000, the investor purchased (a) a promissory note in the principal amount of $320,000 (the “January 2020 Note”) and (b) 1,000,000 restricted shares of the Company’s common stock (the “January 2020 Purchase and Sale Transaction”). The Company used the net proceeds from the January 2020 Purchase and Sale Transaction for working capital and general corporate purposes.

The January 2020 Note has a principal balance of $320,000, bears interest at 3.0% per annum, and has a stated maturity date of February 29, 2020. Pursuant to the January 2020 Purchase Agreement, upon the occurrence of an event of default, which if not cured within 7 business days, the Company will issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, as default interest until such time as the event of default is cured.

As of February 29, 2020, the outstanding principal balance on the January 2020 Note is $320,000. Amortization expense related to the debt discount is $152,131 for the three and nine months ended February 29, 2020. Interest expense on the January 2020 Note is $1,157 for the three and nine months ended February 29, 2020. Accrued interest for the January 2020 Note totaled $1,157 at February 29, 2020, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

February 2020 Purchase Agreement

On February 18, 2020, the Company entered into a securities purchase agreement (the “February 2020 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the investor purchased (a) a promissory note in the principal amount of $300,000 (the “February 2020 Note”) and (b) 1,000,000 restricted shares of the Company’s common stock (the “February 2020 Purchase and Sale Transaction”). The Company used the net proceeds from the February 2020 Purchase and Sale Transaction for working capital and general corporate purposes.

The February 2020 Note has a principal balance of $300,000, bears interest at 3.0% per annum, and has a stated maturity date of March 31, 2020. Pursuant to the February 2020 Purchase Agreement, upon the occurrence of an event of default, which if not cured within 7 business days, the Company will issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, as default interest until such time as the event of default is cured.

As of February 29, 2020, the outstanding principal balance on the February 2020 Note is $300,000. Amortization expense related to the debt discount is $34,483 for the three and nine months ended February 29, 2020. Interest expense on the February 2020 Note is $271 for the three and nine months ended February 29, 2020. Accrued interest for the February 2020 Note totaled $271 at February 29, 2020, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheet.

NOTE 11 – REVENUE-BASED NOTES AND ACCRUED INTEREST

Revenue-based notes and accrued interest consists of the following:

	February 29, 2020	May 31, 2019
Spectrum Partners Program	$56,260,931	$68,253,496
Solutions Pool Program	3,430,530	6,861,237
Reservation Program	2,045,075	2,045,075
Accrued interest on Reservations Program	382,801	243,820
Total revenue-based notes	62,119,337	77,403,628
Financing costs, unamortized	(30,734)	(914,408)
Total revenue-based notes, net	$62,088,603	$76,489,220

Maturities of the revenue-based notes over the next five years are not readily determinable because of the uncertainty of the amount of future revenues subject to the revenue pools described below.

Spectrum Partners Program

The Company’s Spectrum Partners Program includes revenue-based notes, representing a noncurrent liability of the Company, which are a component provision of Iota Network’s spectrum lease agreements with its licensees. The Company determined that due to the provisions of ASC Topic 470-10-25, the Company’s “significant continuing involvement in the generation of the cash flows due to the Spectrum Partners”, that the Company should record these transactions as a debt obligation as opposed to deferred revenue. Spectrum Partners Program revenue-based notes are generally non-interest bearing, with the exception of certain notes for which performance has not yet been completed and loan balances remain outstanding.

The source of revenue-based note repayment is the respective licensees' allocable shares of a quarterly revenue pool established by the Company, payable one quarter in arrears. The revenue pool consists of 10% of the monthly recurring revenue generated from the operation of the Company's network during each fiscal quarter. Recurring network revenues are limited to revenues collected on a continuing basis for the provision of machine-to-machine communication services for the Company's network clients, and are net of all refunds of recurring revenue, including customer or reseller discounts, commissions, referral fees, and/or revenue sharing arrangements. Specifically excluded revenues include revenues from Network Hosting Services, revenues collected to construct licenses, brokerage fees and commissions, and any one-time nonrecurring revenue including set-up, installation, termination, and nonrecurring services, return/restocking revenue, revenues from sales or analysis of network data, revenue from the sale or lease of devices, revenue from the sale of software licensing, and revenue from consulting services.

Allocation of revenue pool payments are to be applied in the following order of priority:

1.
First, to any outstanding loan amount until fully paid; and

2.
Thereafter, to lease payments.

3.
If, however, the agreement has been terminated or not renewed before a payment is due, then such payment will be reduced to the amount necessary to pay the loan amount.

During the second and third quarter of fiscal year ending May 31, 2020, certain licensees entered into an agreement to terminate their existing lease agreements with Iota Networks and concurrently contribute their spectrum licenses to Iota Partners (See Note 16). The termination of the lease agreements resulted in the extinguishment of debt from the Company’s balance sheet. Through February 29, 2020, total revenue-based notes extinguished totaled $14,813,103, which is recorded as an increase to additional paid-in capital on the Company’s unaudited condensed consolidated balance sheet.

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

During the quarter ended November 30, 2019, the Company and the Solutions Pool participants entered into agreements to terminate the prior solutions pool agreement and related notes outstanding in exchange for 18,543,402 shares of the Company’s restricted common stock with a total value of $6,993,641 and $3,430,530 of new revenue-based debt obligations. A loss on the extinguishment of debt totaling $4,081,080 was recognized as a result of the termination agreement which includes the write-off of $518,146 of deferred financing costs related to the notes. The new revenue-based debt obligations are non-interest bearing, with revenue-share payments payable quarterly in arrears which will be derived from a revenue share pool equal to 5% of the Company’s overall revenues, not including the recurring connectivity revenues eligible for the 10% revenue pool as defined in the new Master Lease Agreement between Iota Networks and Iota Partners (See Note 16).

Reservation Program

The Company’s Reservation Program, initially launched in April 2017, is intended to facilitate the application for FCC spectrum licenses, the build-out of FCC granted licenses, and the leasing of those spectrum licenses for clients previously under contract with Smartcomm, LLC (“Smartcomm”), a related party, (the “Reservation Program”).

Pursuant to the terms of the Company’s Reservation Program, a licensee agrees to loan funds to the Company for the purpose of constructing its spectrum licenses when granted by the FCC. The loan term is ten years with compound interest thereon at the rate of 7.0% per annum. Interest payments due to licensees, payable quarterly in arrears, are made from a separate reservation pool, the funding of which is based on a percentage formula of monthly recurring revenue and MHz/Pops under reservation. If, or when, a license is granted, and at such time that the Company certifies that license construction is complete, the outstanding loan amount is deemed to be paid in full. Thereafter, the licensee is transferred into the Spectrum Partners Program and future lease payments to the licensees are made from the revenue pool related thereto and discussed above.

If a FCC spectrum license is not granted within ten years of the effective date of the Reservation Program agreement effective date, then the outstanding loan amount and unpaid accrued interest becomes due and payable. The Company intends to convert all the Reservation Program notes to the Spectrum Partners Program revenue-based notes prior to expiration of the notes.

Total interest expense related to financing of the Reservation Program totaled $41,530 and $138,982 and $33,632 (As revised) and $98,521 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. Accrued interest for the Reservation Program totaled $382,801 and $243,820 as of February 29, 2020 and May 31, 2019, respectively, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

Amortization of deferred financing costs on the Company’s revenue-based notes totaled $26,095 and $365,528 and $53,915 and $158,515 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. The amortization expense for the nine months ended February 29, 2020 includes $190,847 of accelerated amortization resulting from a change in the estimated remaining life of the Spectrum Partners Program revenue-based notes.

During the nine months ended February 29, 2020, the Company recognized $607,500 of financing fees for consideration owed to certain spectrum holders for providing stand-ready backstop commitments to Iota Networks.

NOTE 12 – NOTES PAYABLE TO OFFICERS AND DIRECTORS

Short-Term Notes Payable

In April 2019, the Company issued two demand promissory notes to officers and directors totaling $110,726. The notes call for periodic graduated annual adjusted rates of interest beginning at 2.9%. In May 2019, the Company issued two additional demand promissory notes totaling $62,500. The notes call for an interest rate of 2.7% per annum. In July 2019, the Company issued an additional on demand promissory note totaling $140,000 with an interest rate of 2.1% per annum. As of February 29, 2020, and May 31, 2019, the outstanding balance of these promissory notes totaled $208,224 and $173,226. Accrued interest totals $4,011 and $543 as of February 29, 2020 and May 31, 2019 and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets. Interest expense totals $1,956 and $5,424 and $0 for the three and nine months ended February 29, 2020, and February 28, 2019, respectively.

On February 29, 2020, the Company issued a promissory note totaling $748,447 to replace and consolidate prior note balances outstanding. The replacement note bears interest equal to 1.9% per annum, compounding annually, and is payable on demand.

The short-term outstanding note payable balances of $956,671 and $173,769 at February 29, 2020, and May 31, 2019, respectively, are recorded in current notes payable to officers and directors on the Company’s unaudited condensed consolidated balance sheets.

Long-Term Notes Payable

On February 6, 2017, the Company issued a promissory note to an officer to replace three prior notes that were held by the officer, collectively totaling $950,000. Accrued interest of $60,714 under the prior notes has been added to the principal under the new note. The note calls for periodic graduated annual adjusted rates of interest beginning at 2.0% and ending at 8.0%. Fifty percent of the annual interest was required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. The note is scheduled to mature on December 31, 2023. The note provides for alternative payments in equity, where, at the discretion of the Company, it may pay all or part of the outstanding loan balance through the issuance of shares of common stock at the fair market value of such shares at the time of issuance. The outstanding principal balance of this note classified as long-term is $0 and $827,348 as of February 29, 2020 and May 31, 2019, respectively. Accrued interest totals $0 and $28,243 as of February 29, 2020 and May 31, 2019, respectively, and is recorded in accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets. Interest expense totals $6,257 and $22,500 and $7,457 and $20,518 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

As of the date this report was issued, the Company is currently in default on all outstanding notes payable to officers and directors.

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

In prior periods, the Company maintained an informal employee payroll expense sharing arrangement with Smartcomm. The Company recognized a credit offset to employee payroll costs with a corresponding charge against its outstanding liability to Smartcomm pertaining to Smartcomm's allocated share of employee payroll costs. The employee payroll cost allocations under this arrangement were determined by management based on the estimated amount of time employees were providing services to the two companies. Smartcomm filed for Chapter 7 bankruptcy protection on March 25, 2019. For the three and nine months ended February 29, 2020 and February 28, 2019, the employee payroll cost allocation to Smartcomm by the Company was $0 and $0 and $38,475 and $98,819, respectively. The Company does not anticipate engaging in such allocations in the future.

In addition, the Company shared office space with Smartcomm through March 25, 2019, at which time the Company stopped allocating a portion of the rent expense to Smartcomm. For the three and nine months ended February 29, 2020 and February 28, 2019, the Company expensed $0 and $0 and $90,471 and $199,699, respectively, in lease payments, net of $0 and $0 and $3,528 and $5,869, respectively, which was allocated to Smartcomm.

On September 1, 2016, the Company issued a promissory note to Smartcomm with an original principal balance of $3,971,824. The note calls for periodic graduated annual adjusted rates of interest beginning at 2.0% and ending at 8.0%. Fifty percent of the annual interest is required to be paid beginning on or before December 31, 2017, and each year thereafter, with the remaining accrued balance added to principal. Interest is to compound annually. The note is scheduled to mature on December 31, 2023. The note provides for alternative payments in equity, whereunder the Company may pay all or part of the outstanding loan balance through the issuance of shares of common stock, at the fair market value of such shares at the time of issuance. In April 2018, and in partial satisfaction of this note, Iota Networks assumed specific license application service obligations of Smartcomm.

During the nine months ended February 29, 2020, Smartcomm advanced no additional funds, and the Company made no payments against the note. The outstanding principal balance of this note is $666,154 as of February 29, 2020 and May 31, 2019, respectively. Interest accrued on the note totals $21,098 and $0, respectively, as of February 29, 2020 and May 31, 2019, and is included in accounts payable and accrued expenses in the Company’s unaudited condensed consolidated balance sheets. Interest expense on the note totals $7,738 and $21,098 and $6,705 and $20,495 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

Avalton, Inc. Exchange Agreement and Promissory Note

On October 16, 2019, the Company entered into an Exchange Agreement (the “Avalton Exchange Agreement”) with Avalton, Inc. (“Avalton”), a related party. An employee of the Company is the current Chief Executive Officer of Avalton. In connection with the Company’s September 23, 2019 private placement offering, the Company requested Avalton to exchange $800,000 of debt (the “Avalton Exchanged Debt”) in exchange for shares of the Company’s common stock at $0.32 per share (the “Avalton Exchange”). As per the Avalton Exchange Agreement, the Company issued 2,500,000 shares of the Company’s common stock to Avalton on October 16, 2019. As a result, the Company recorded a loss on settlement of liability of $50,000 for the nine months ended February 29, 2020.

Pursuant to the Avalton Exchange, the Company is to repay the remaining $404,222 balance of the debt owed to Avalton without interest according to the following payment schedule: (i) $50,000 on the date of the Avalton Exchange Agreement, (ii) $50,000 on November 15, 2019, (iii) $150,000 on December 15, 2019, and (iv) the balance of $154,222 on January 15, 2020. As of February 29, 2020, the outstanding balance of the debt owed to Avalton is $304,223.

As of the date this report was issued, the Company is currently in default on the outstanding note payable to Avalton.

NOTE 14 – ASSET RETIREMENT OBLIGATIONS

The following is a summary of the Company’s asset retirement obligations:

	February 29, 2020	May 31, 2019
Balance, beginning of period	$1,771,227	$1,676,932
Liabilities incurred	42,409	40,989
Tower decommission write-off	(67,710)	-
Accretion expense	77,199	53,306
Revision of estimate	(220,201)	-
Balance, end of period	$1,602,924	$1,771,227

Accretion expense related to the asset retirement obligations totals $25,493 and $77,199 and $15,194 (As revised) and $41,595 (As revised) for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

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

On May 1, 2017, the Company’s Board of Directors approved the designation of 5,000,000 shares of Preferred Stock as Series A preferred stock (“Series A Preferred Stock”). No shares of Series A Preferred Stock were outstanding as of February 29, 2020 and May 31, 2019. Cash dividends accrue on each share of Series A Preferred Stock, at the rate of 4.0% per annum of the stated value and are payable quarterly in arrears in cash on the first day of March, June, September, and December each year, commencing June 1, 2017. Dividends accrue whether or not they are declared and whether or not the Company has funds legally available to make the cash payment. As of February 29, 2020, the Company had no undeclared dividends in arrears.

September 2019 Offering

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17). As of February 29, 2020, the Company has issued 14,397,421 shares of common stock and 2,879,485 warrants and has received $4,273,203 in cash proceeds, net of $333,971 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 757,763 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17).

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering (the “Registration Rights Agreement”), pursuant to which the Company was required to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing of the September 2019 Offering, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company was also obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the SEC reviews and has written comments to the Registration Statement. As of the date this report was issued, the Company is in default under the Registration Rights Agreement due to its failure to prepare and file the Registration Statement and to register for resale the Purchase Shares and the Warrant Shares and to cause the Registration Statement to be declared effective by the SEC. The Company intends to cure its default and to fulfil its responsibilities under the Registration Agreement on or before December 31, 2021.

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

During the three months ended February 29, 2020, the Company issued 7,477,639 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended February 29, 2020, the Company issued 447,455 shares of common stock with a fair value of $0.01 per share to investors as a result of the exercise of warrants.

During the three months ended February 29, 2020, the Company issued 2,113,759 shares of common stock with a range of fair values of $0.26 - $0.30 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended February 29, 2020, the Company issued 1,055,000 shares of common stock with a range of fair values of $0.16 - $0.30 per share to consultants for services rendered.

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

As of February 29, 2020, Exchange Investors contributed a total of 62,379,827 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of limited partnership units. Management, assisted by third-party valuation specialists, determined that the fair value of the 16,246,612 MHZ-Pop of FCC Licenses contributed during the month of November 2019 was $3,430,000 and the fair value of the 46,133,215 MHZ-Pop of FCC Licenses contributed during the month of December 2019 was $5,328,000. These FCC licenses are recorded within intangible assets in the accompanying unaudited condensed consolidated balance sheet.

As of February 29, 2020, Iota Holdings contributed 1,922,469 MHz-POPs of FCC licenses to Iota Partners in exchange for an equal number of general partnership units. Since this is a transfer of assets between entities under common control, the value of the contributed licenses is recorded at Iota Holding’s carrying value which is $0.

As of February 29, 2020, three investors subscribed for 333,333 limited partnership units in Iota Partners for $100,000 cash.

As of February 29, 2020, Iota Holdings owns approximately 3% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 97%.

NOTE 17 – STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation in accordance with the fair value recognition provisions of ASC Topic 718, Compensation – Stock Compensation.

2017 Equity Incentive Plan

The Board of Directors approved the Company’s 2017 Equity Incentive Plan (the “2017 Plan”) on April 27, 2017 and the stockholders of the Company holding a majority interest of the outstanding voting capital stock of the Company approved and adopted the 2017 Plan on April 28, 2017. The maximum number of shares of the Company’s common stock that may be issued under the Company’s 2017 Plan, is 10,000,000 shares.

The Company intends to increase the number of shares of common stock, as defined in the 2017 Equity Incentive Plan, from 10,000,000 to 60,000,000, subject to stockholder approval. The Company is in the process of preparing the proposed increase for stockholder approval by a proxy statement, which will be completed as soon as practicable. As of the date this report was issued, the Company has not obtained the requisite stockholder approval for this amendment to the 2017 Equity Incentive Plan.

Options

The Company granted 3,000,000 options and 4,000,000 options during the nine months ended February 29, 2020 and February 28, 2019, respectively.

Compensation based stock option activity for qualified and unqualified stock options are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at May 31, 2019 (As revised)	14,812,500	$0.74
Granted	3,000,000	0.60
Exercised	-	-
Expired or cancelled	(337,500)	1.20

Outstanding at February 29, 2020	17,475,000	$0.71

The following table summarizes information about options to purchase shares of the Company’s common stock outstanding and exercisable at February 29, 2020:

		Weighted-Average	Weighted-Average
Exercise Prices	Outstanding Options	Remaining Life in Years	Exercise Price	Number Exercisable
$0.40	1,000,000	9.78		-
0.41	1,000,000	9.72		-
0.50	8,000,000	9.09		8,000,000
0.60	1,000,000	6.15		1,000,000
0.80	500,000	9.78		-
0.99	4,000,000	8.52		1,250,000
1.20	1,725,000	6.40		1,225,000
2.00	250,000	6.15		250,000
	17,475,000	8.58	$0.71	11,725,000

The compensation expense attributed to the issuance of the options is recognized as they are vested.

The 2017 Plan stock options are exercisable for ten years from the grant date and vest over various terms from the grant date ranging from immediate vesting to vesting over four years.

The aggregate intrinsic value totaled $0 based on the Company’s closing stock price of $0.26 on February 29, 2020, which would have been received by the option holders had all option holders exercised their options as of that date.

On November 15, 2019, the Company granted 1,000,000 options to Brian Ray, Chief Technology Officer, in connection with his employment agreement dated November 15, 2019, with an exercise price of $0.41 per share, and a fair value of $234,720. The employment agreement calls for vesting of 250,000 options on the one year anniversary of the agreement and the remaining options will vest monthly on a pro-rata basis over the 36 month period following the one year anniversary of the agreement. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.31; strike price - $0.41; expected volatility – 246.04%; risk-free interest rate – 1.6%; dividend rate – 0%; and expected term – 4 years.

On December 9, 2019, the Company granted 2,000,000 options to James F. Dullinger, Chief Financial Officer, in connection with his employment agreement dated December 9, 2019, with exercise prices as follows: 50% at $0.40, 25% at $0.80 and 25% at $1.20. The options are subject to a 3-year vesting period, with eight and one-third percent (8.33%) of the Option Award vesting in a series of twelve (12) successive equal quarterly installments. The options issued were valued using the Black-Scholes option pricing model under the following assumptions: stock price - $0.31; strike price - 50% at $0.40, 25% at $0.80 and 25% at $1.20; expected volatility – 242.89%; risk-free interest rate – 1.6%; dividend rate – 0%; and expected term – 4 years.

Total compensation expense related to the options was $(62,273) and $235,446 and $202,782 and $405,564 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively. As of February 29, 2020, there was future compensation cost of $2,511,737 related to non-vested stock options with a recognition period from 2020 through 2023.

Warrants

The issuance of warrants to purchase shares of the Company's common stock including those attributed to debt issuances are summarized as follows:

		Weighted Average
	Shares	Exercise Price
Outstanding at May 31, 2019	16,501,252	$0.63
Granted	26,667,181	0.33
Exercised	(1,132,191)	0.17
Expired or cancelled	(2,868,823)	1.20

Outstanding at February 29, 2020	39,167,419	$0.40

The following table summarizes information about warrants outstanding and exercisable at February 29, 2020:

		Weighted-Average	Weighted-Average
Exercise Prices	Outstanding Warrants	Remaining Life in Years	Exercise Price	Number Exercisable

$0.01	865,960	4.91		865,960
0.30	4,350,000	2.80		4,350,000
0.31	4,739,933	4.69		4,739,933
0.32	11,600,000	2.90		11,600,000
0.35	1,200,000	2.39		1,200,000
0.38	6,024,725	3.87		6,024,725
0.40	998,500	4.37		998,500
0.48	3,699,485	4.76		3,699,485
0.54	1,985,000	3.82		1,985,000
0.58	29,464	3.04		29,464
0.60	1,179,464	2.62		1,179,464
1.00	2,494,888	0.20		2,494,888
	39,167,419	3.36	$0.40	39,167,419

The expense attributed to the issuances of the warrants was recognized as they were vested/earned. These warrants are exercisable for three to five years from the grant date. All are currently exercisable.

On September 20, 2018, as part of a securities purchase agreement with an “accredited investor”, the Company issued warrants to purchase 600,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The warrants were exercisable for cash, or on a cashless basis. The number of shares of common stock to be delivered upon exercise of the warrants was subject to adjustment for subdivision or consolidation of shares and other standard dilutive events. As a result of the December 2018 issuer tender offer, the exercise price of the warrants reset to $0.3128 per share. On June 20, 2019, the Company issued 324,000 shares of common stock as a result of a cashless exercise of the warrants.

On August 7, 2019, the Company issued 84,736 shares of common stock to an investor as a result of the exercise of 84,736 warrants with a fair value of $0.01 per share.

Issuances of warrants to purchase shares of the Company's common stock during the nine months ended February 29, 2020 were as follows:
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

During the three months ended February 29, 2020, the Company issued warrants to purchase 11,600,000 shares of the Company’s common stock with a range of exercise prices of $0.30 - $0.32 per share to investors in connection with convertible notes payable (See Note 10).

During the three months ended February 29, 2020, the Company issued warrants to purchase 851,254 shares of the Company’s common stock with an exercise price of $0.31 per share to an investor who provided financing to the Company.

During the three months ended February 29, 2020, the Company issued warrants to purchase 1,495,528 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

During the three months ended February 29, 2020, the Company issued warrants to purchase 391,015 shares of the Company’s common stock with an exercise price of $0.01 per share for equity issuance fees in connection with the September 23, 2019, private placement (See Note 15).

NOTE 18 – COMMITMENTS AND CONTINGENCIES

Compensatory Arrangements of Certain Officers

Employment Agreement with Barclay Knapp

Simultaneous with the consummation of the Merger, the Company entered into a two year Employment Agreement with Barclay Knapp (the “Knapp Employment Agreement”), pursuant to which he agreed to serve as the Company’s Chief Executive Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 90 days prior to the end of the term, as it may have been extended.

Pursuant to the Knapp Employment Agreement, Mr. Knapp will earn an initial base annual salary of $450,000, which may be increased in accordance with the Company’s normal compensation and performance review policies for senior executives generally. He is entitled to receive semi-annual bonuses in a yearly aggregate amount of up to 100% of his base annual salary, at the Board’s discretion, based on the attainment of certain individual and corporate performance goals and targets and the business condition of the Company. Mr. Knapp is also entitled to receive stock options, under the Company’s 2017 Plan, to purchase a number of shares of the Company’s common stock to be determined by the Board, with an exercise price equal to the fair market value of the Company’s common stock on the grant date. The stock options will vest in a series of 16 successive equal quarterly installments, provided that Mr. Knapp is employed by the Company on each such vesting date. As of February 29, 2020, no options have been issued. Mr. Knapp will also be eligible to participate in any long-term equity incentive programs established by the Company for its senior level executives generally, and benefits under any benefit plan or arrangement that may be in effect from time to time and made available to similarly situated executives of the Company.

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

Employment Agreement with Terrence DeFranco

Simultaneous with the consummation of the Merger, the Company entered into a two year Employment Agreement (the “DeFranco Employment Agreement”) with Terrence DeFranco, pursuant to which he agreed to serve as the Company’s President and Chief Financial Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 90 days prior to the end of the term, as it may have been extended.

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

Employment Agreement with Brian Ray, Chief Technology Officer

Concurrent with the first closing of the Link Labs Purchase Agreement on November 15, 2019, the Company entered into a two-year Employment Agreement with Brian Ray (the “Ray Employment Agreement”), pursuant to which he agreed to serve as the Company’s Chief Technology Officer. The term will automatically renew for periods of one year unless either party gives written notice to the other party that the agreement will not be further extended at least 60 days prior to the end of the term, as it may have been extended.

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

Employment Agreement with James F. Dullinger, Chief Financial Officer

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

The Dullinger Employment Agreement can be terminated voluntarily by either party upon 60 days prior written notice to the other. The Company has the right to terminate Mr. Dullinger immediately without cause and without notice if the Company pays Mr. Dullinger (i) any accrued and unpaid base salary for the unexpired notice period, (ii) any unreimbursed business expenses, and (iii) any accrued and unused paid vacation time. The Dullinger Employment Agreement provides for severance benefits payable to Mr. Dullinger in the event of termination by the Company without cause or by Mr. Dullinger for good reason. If his employment is terminated by the Company without cause or if Mr. Dullinger resigns for good reason within 60 days before or within 12 months following a change in control, Mr. Dullinger will be entitled to his annual base salary (as determined monthly) for 6 months, a pro rata bonus, and reimbursement of his COBRA expenses for 6 months. In addition, all outstanding equity grants which vest over the 12 months following such termination will become fully and immediately vested. The Dullinger Employment Agreement also contains customary non-solicitation and non-compete provisions that apply during the term of employment and for a period of 6 months following such employment.

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

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, a related party of the Company, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options before suit was filed. On February 19, 2020, the Superior Court of Arizona, Maricopa County dismissed all claims against the Company and the case was dismissed without prejudice.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $130,000 against Iota Networks and $1,400,000 against Smartcomm, LLC. Management intends to defend the counts via summary judgment. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed. The Company is currently in settlement discussions with Vertical.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391, and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees, and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The Company has appropriately accrued for all potential liabilities at February 29, 2020.

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $300,000 which have been fully accrued at February 29, 2020. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

NOTE 19 – LEASES

A lease is defined as a contract that conveys the right to control the use of identified tangible property for a period of time in exchange for consideration. On June 1, 2019, the Company adopted ASC Topic 842, which primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee including Company leases of office facilities, office equipment, and tower and billboard space.

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

On June 1, 2019, the Company recognized right of use assets of $17,221,387, net of deferred rent liabilities of $1,975,815, and lease liabilities of $19,197,202. During the six month period ended November 30, 2019, the Company identified certain billboard leases that were erroneously not recorded as part of the initial ASC Topic 842 adoption. The Company recognized additional right of use assets and lease liabilities of $2,943,035 for these leases. After adjustment (See Note 3), the total impact of the ASC Topic 842 adoption is a right of use asset of $20,164,422, net of deferred rent liabilities of $1,975,815, and lease liabilities of $22,140,237. When measuring lease liabilities at the adoption of ASC Topic 842, the Company discounted lease payments using an estimated incremental borrowing rate of 7.2% as of June 1, 2019.

On October 30, 2019, the Company entered into a Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”) with a third-party lessor (the “Lessor”) of collocation agreements (the “Terminated License Agreements”) pursuant to which the Lessor granted the Company a license to install, operate, and maintain equipment at certain telecommunication sites owned, leased, or licensed by the Lessor. As of the date of the Collocation Agreement, the Company had a past due balance of rental amounts owed to the Lessor of $11,167,962 (the “Past Due Balance”). Pursuant to the Collocation Agreement:

●
The parties agreed that the Terminated License Agreements terminated effective January 31, 2019 (the “Termination Date”);

●
As settlement for its Past Due Balance:

●
The Company paid the Lessor $1,000,000; and

●
On or before February 1, 2020, the Company will execute 186 new collocation agreements with the Lessor. At least 166 of the new license agreements will be for old sites. No more than 20 of the new license agreements will be for new sites. See Note 22, Agreement Regarding Collocation, for subsequent agreement and terms thereof.

Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term. The initial monthly license rent due under each of the 186 new license agreements will be $884. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3% per year.

Management deemed the Collocation Agreement to be a termination of the existing license agreements with the Lessor. As a result, the Company wrote-off $11,522,862, $12,853,201, and $1,041,245 of net right of use assets, lease liabilities, and deferred rent, respectively, resulting in a gain of $1,359,554, including the gain on decommissioning of towers. In addition, and pursuant to the Collocation Agreement, the Company’s outstanding liabilities owed to the Lessor of $11,167,962 was forgiven. The gains are recorded in the unaudited condensed consolidated statement of operations as part of selling, general, and administrative expenses, and gain on settlement of past due lease obligations, respectively.

On November 1, 2019, and as a result of the Collocation Agreement, the Company recognized net right of use assets and lease liabilities of $12,317,300 from the new collocation agreements. When measuring lease liabilities from the new collocation agreements on November 1, 2019, the Company discounted lease payments related to the Collocation Agreement using an estimated incremental borrowing rate of 5.8%.

As a result of management's ongoing impairment evaluations, the Company recognized $8,069,792 of impairment losses related to right of use assets for the six months ended November 30, 2019, in impairment of long-lived assets in the unaudited condensed consolidated statement of operations.

On January 1, 2020, the Company recognized right of use assets and lease liabilities of $1,388,812 from 190 new license agreements with a third-party lessor, as a result of an Amendment to a Master Utilization Rights Agreement (the “Master Agreement”) dated December 5, 2018. Pursuant to the Master Agreement, each license has an initial five year term with an option to renew for an additional five years. The initial monthly license rent due under each of the 190 licenses is $150. The monthly rent will be increased on the first anniversary of January 1, 2021, and thereafter by 3% per year. On January 1, 2020, the Company discounted lease payments related to the Master Agreement using estimated incremental borrowing rate of 11.8%. As a result of management's ongoing impairment evaluations, the Company determined that all 190 license agreements were impaired.

The Company recognized $1,320,509 and $9,390,301 of impairment losses related to right of use assets for the three and nine months ended February 29, 2020, respectively, in impairment of long-lived assets in the unaudited condensed consolidated statement of operations.

As of February 29, 2020, the weighted average discount rate and weighted average remaining lease term is 6.7% and 7.46 years, respectively.

Rent expense totaled $669,076 and $3,097,918, and approximately $2,178,000 and $4,678,000 for the three and nine months ended February 29, 2020 and February 28, 2019, respectively.

The following table presents net lease cost and other supplemental lease information:
	Three Months Ended	Nine Months Ended
	February 29, 2020	February 29, 2020
Lease cost
Operating lease cost	$663,338	$3,008,848
Short term lease cost	5,738	89,070
Net lease cost	$669,076	$3,097,918

Operating lease – operating cash flows (payments)	$503,447	$1,042,612
Non-current leases – right of use assets	$11,112,099	$11,112,099
Current liabilities – operating lease liabilities	$2,120,632	$2,120,632
Non-current liabilities – operating lease liabilities	$19,390,471	$19,390,471

Future minimum payments under non-cancelable leases, other than short-term leases, for the remaining terms of the leases ending after February 29, 2020, are as follows:
Fiscal Year
Operating Leases
2020 (excluding the nine months ended February 29, 2020)	$861,500
2021	3,539,192
2022	3,636,911
2023	3,723,724
2024	3,834,322
After 2024	12,090,758
Total future minimum lease payments	27,686,407
Less imputed interest	(6,175,304)
Present value of net future minimum lease payments	$21,511,103

NOTE 20 – CONCENTRATIONS OF CREDIT RISK

Cash Deposits

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of February 29, 2020, and May 31, 2019, the Company had $0 and $564,403, respectively, in excess of the FDIC insured limit.

Revenues
Two customers accounted for approximately 69% of the revenue for the nine months ended February 29, 2020:

Customer 1	47%
Customer 2	22%
Two customers accounted for approximately 70% of the revenue for the nine months ended February 28, 2019:

Customer 1	42%
Customer 2	28%

Accounts Receivable
One customer accounted for approximately 99% of the accounts receivable as of February 29, 2020.
Two customers accounted for approximately 73% of the accounts receivable as of May 31, 2019:

Customer 1	37%
Customer 2	36%
Accounts Payable
One vendor accounted for approximately 16% of the accounts payable as of February 29, 2020.
One vendor accounted for approximately 53% of the accounts payable as of May 31, 2019.

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

Operating results and total assets for the business segments of the Company were as follows:

	Iota
	Communications	ICS	Iota Networks	Iota Holdings	Total
Three Months Ended February 29, 2020
Net Sales	$-	$585,252	$105,697	$-	$690,949
Loss from operations	$(2,005,097)	$(491,850)	$(5,706,530)	$(142,177)	$(8,345,654)

Nine Months Ended February 29, 2020
Net Sales	$-	$1,419,055	$177,378	$-	$1,596,433
Loss from operations	$(7,623,801)	$(1,725,207)	$(15,091,277)	$(814,209)	$(25,254,494)

Three Months Ended February 28, 2019 (As revised)
Net sales	$-	$484,554	$68,185	$-	$552,739
Loss from operations	$(7,565,371)	$(649,953)	$(4,322,001)	$-	$(12,537,325)

Nine Months Ended February 28, 2019 (As revised)
Net sales	$-	$1,248,367	$181,280	$-	$1,429,647
Loss from operations	$(19,966,478)	$(1,373,518)	$(16,516,745)	$-	$(37,856,741)

Total Assets
February 29, 2020	$406,132	$340,992	$22,380,684	$8,759,000	$31,886,808
May 31, 2019 (As revised)	$845,063	$1,471,678	$10,660,887	$-	$12,977,628

NOTE 22 – SUBSEQUENT EVENTS

Issuance of Debt - AIP

On March 30, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated March 25, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 2,500,000 shares of its common stock to AIP and repriced the exercise price of all outstanding warrants to $0.20 per share.

On June 2, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated June 2, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 500,000 shares of its common stock and warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.20 per share to AIP.

On July 30, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement, dated July 30, 2020, by and between the Company and AIP Asset Management, Inc. Pursuant to the Agreement, the Company agreed to issue 2,000,000 shares of its common stock to AIP.

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

The AIP Replacement Note, with a principal balance of $9,000,000, and the AIP Royalty Note, with a principal balance of $6,000,000, both mature on November 30, 2021, unless earlier converted in accordance with the terms of the AIP Restructuring Agreement. The Notes bear interest at a rate of 10.0% per annum, provided that during an event of default, they will bear interest at a rate of 20.0% per annum. The Company has prepaid interest on the AIP Replacement Note through December 31, 2020. Beginning January 1, 2021, interest on the AIP Replacement Note will be calculated monthly with 4.0% payable monthly, and 6.0% added monthly to the outstanding principal balance until the entire principal balance has been repaid in full. Interest on the AIP Royalty Note will be calculated monthly and added to the outstanding principal balance. In addition, and as specified in the AIP Royalty Note, the Company will pay the holders a royalty equal to 5% of the Company’s revenues, with the first payment made no later than September 20, 2021 for the Company’s fiscal year ending May 31, 2021. Thereafter, and until the AIP Royalty Note is fully repaid or converted, the royalty payments are due monthly, in arrears, in an amount equal to 5% of the Company’s revenues for such month.

The Company may elect to convert all or part of the principal balance, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units (comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company) at any time all the conditions specified within the AIP Restructuring Agreement are met, at a conversion price of $0.12. Each holder has the right, at such holder’s option, at any time, to convert all or part of the AIP Notes, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units, at a conversion price of $0.12.

On November 5, 2020, the Company issued a 10.0% Secured Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due November 30, 2021, unless earlier converted, pursuant to an Agreement dated November 5, 2020, by and between the Company and AIP Asset Management, Inc. The Company prepaid interest on the November 2020 Convertible Note through December 31, 2020. The November 2020 Convertible Note is subject to the same conversion features as the AIP Notes.

Issuance of Debt – Other Creditors

On May 4, 2020, the Company was granted a loan from a lender in the aggregate amount of $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2025 and bears interest at a rate of 1.0% per annum. The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. Any unforgiven portion of the PPP loan is payable monthly commencing September 4, 2020 (representing 10 months from the final day of the covered period of loan forgiveness). The PPP loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

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

On May 8, 2020, the Company exchanged several existing promissory notes with a director of the Company for a promissory note in the principal amount of $161,606. The promissory note bears interest equal to 1.2% per annum and is payable on demand.

On June 1, 2020, the Company issued two promissory notes to an employee of the Company in the principal amounts of $500,000 and $350,000, due, and payable on July 12, 2020 and December 31, 2020, respectively. The promissory notes bear interest at 8.0% per annum. Upon the occurrence of an event of default on either promissory note, the respective principal balance and accrued interest will bear interest equal to 21.0% per annum from the date on which the payment was due and payable until the delinquent payment is received by the holder. The $500,000 and $350,000 promissory notes were paid off in their entireties on December 4, 2020 and March 12, 2021, respectively.

On February 12, 2021, the Company exchanged several existing promissory notes with an investor for a promissory note in the principal amount of $365,175. The promissory note bears interest equal to 5.0% per annum and is due September 30, 2021. Pursuant to the promissory note, the Company issued warrants to purchase 3,076,458 shares of the Company's common stock at an exercise price of $0.12 per share.

Conversion of Convertible Notes Payable

On January 13, 2021, and in full satisfaction of outstanding principal and interest, the holder of the October 2019 Convertible Note elected to convert $406,619 of the convertible promissory note into 7,614,591 shares of the Company's common stock at a conversion price of $0.05 per share.

On January 15, 2021, the holder of the Oasis October 2019 Note elected to convert $384,684 of the convertible promissory note into 7,203,822 shares of the Company's common stock at a conversion price of $0.05 per share. The remaining principal balance on the convertible promissory note after conversion is $704,146. On January 21, 2021, the Company and the investor agreed to extend the maturity of the Oasis October 2019 Note to July 1, 2021 and increase the beneficial ownership blocker from 4.99% to 9.99% of the outstanding shares of the Company's common stock.

Rescission Agreement and Subscription Agreement

On December 29, 2020, the Company entered into a mutual rescission agreement and general release (the "Rescission Agreement") related to the February 2020 Purchase Agreement and February 2020 Note (See Note 10). Pursuant to the Rescission Agreement, the Company and the investor mutually agreed to (i) rescind the February 2020 Purchase Agreement and February 2020 Note, (ii) return the $300,000 of loan proceeds to the investor, (iii) cancel the 1,000,000 restricted shares of the Company's common stock issued as part of the February 2020 Purchase Agreement as an inducement, and (iv) cancel the 8,000,000 shares of the Company's common stock issued and to be issued by the Company to the investor as default interest through December 29, 2020.

In connection with the Rescission Agreement, and on January 4, 2021, the Company entered into a subscription and put option agreement (the "Subscription Agreement") with the investor. Pursuant to the Subscription Agreement, the Company agreed to (i) issue 12,500,000 shares of the Company's common stock at the purchase price of $0.024 per share for an aggregate price of $300,000, and (ii) issue a put option for 2,5000,000 shares of the Company's common stock. The put option, which until settled or expired will be recorded as a liability on the Company’s unaudited condensed consolidated balance sheet, gives the investor the right, but not the obligation, from July 1, 2021 to December 31, 2021, to cause the Company to repurchase up to a maximum of 2,500,000 shares of the Company's common stock at a per share price of $0.12.
September 2019 Private Placement Offering

The September 23, 2019 private placement offering closed in April 2020. From March 1, 2020 and through closing, the Company issued 1,343,750 shares of the Company's common stock and issued 268,750 warrants for cash proceeds of $414,930, net of $15,070 in equity issuance fees.

September 2020 Private Placement Offering

In September 2020, the Company commenced a private placement offering for up to $15,000,000 of units at a purchase price of $0.12 per unit. Each unit consists of (i) one share of common stock and (ii) one five year warrant to purchase one share of common stock. Net proceeds from the offering will be paid directly to the Company, which intends to use the proceeds for working capital and other general corporate purposes. As of the date this report was issued, the Company has issued 56,513,485 shares of the Company’s common stock and warrants for cash proceeds of $6,277,000.

Issuance of Common Stock

From March 1, 2020 and through the date this report was issued, the Company issued 1,343,750 shares of common stock, with a fair value of $0.32 to investors pursuant to the September 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued 56,513,485 shares of common stock, with a fair value of $0.12 to investors pursuant to the September 2020 private placement offering. This includes 1,121,818 shares of common stock issued in consideration of the extinguishment of an investor’s outstanding revenue-based notes, payment of accrued interest, and refund of service fees totaling $87,888, $31,078, and $15,652, respectively.

On April 10, 2020, an investor made a deposit of $1,000,000 to subscribe to a future equity offering by the Company.

From March 1, 2020 and through the date this report was issued, the Company issued 7,219 shares of common stock, with a fair value of $0.26 per share as a result of the exercise of warrants.

In connection with the AIP Restructuring Agreement on August 31, 2020, the Company cancelled 14,673,800 shares and the obligation to issue an additional 2,000,000 shares of the Company’s common stock to AIP.

From March 1, 2020 and through the date this report was issued, the Company issued 15,648,983 shares of common stock, with a range of fair value of $0.05 - $0.10 per share in connection with convertible notes payable.

From March 1, 2020 and through the date this report was issued, the Company issued 28,285,714 shares of common stock, with a range of fair values of $0.11 - $0.30 per share in connection with notes payable.

On December 29, 2020, and in connection with the Rescission Agreement, the Company cancelled 9,000,000 shares of the Company's common stock.

On January 4, 2021, the Company issued 12,500,000 shares of the Company's common stock with a fair value of $0.024 per share in connection with the Subscription Agreement.

From March 1, 2020 and through the date this report was issued, the Company issued 4,275,859 shares of common stock, with a range of fair values of $0.11 - $0.32 per share to consultants for services rendered.

On February 8, 2021, and for services rendered, a consultant for the Company agreed to accept warrants to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share instead of the previously agreed to 510,000 shares of the Company’s common stock.

From March 1, 2020 and through the date this report was issued, the Company issued 583,000 shares of common stock, with a fair value of $0.17 per share in connection with a debt exchange agreement.

As of the date this report was issued, there are 373,533,863 shares of common stock issued and outstanding.

Issuance of Options

The Company intends to increase the number of shares of common stock, as defined in the 2017 Equity Incentive Plan, from 10,000,000 to 60,000,000, subject to stockholder approval. As of the date this report was issued, the Company has not obtained the requisite stockholder approval for this amendment to the 2017 Equity Incentive Plan.

From March 1, 2020 and through the date this report was issued, the Company granted a total of 4,400,000 options to the Chief Financial Officer, the Vice President – Product Management, the Senior Vice President – Operations, the Vice President – Head of Marketing, the Vice President – Corporate Controller, the Director of SEC Reporting and Technical Accounting, the Director of Corporate Accounting, the Director of Accounting and Finance, and the Senior Corporate Accountant in connection with their employment, with an exercise price as follows: (i) 750,000 options have an exercise price of $0.12 per share, (ii) 500,000 options have an exercise price of $0.17 per share, (iii) 166,668 options have an exercise price of $0.26 per share, (iv) 250,000 options have an exercise price of $0.30 per share, (v) 333,334 options have an exercise price of $0.27 per share, (vi) 150,000 options have an exercise price of $0.32 per share, (vii) 500,000 options have an exercise price of $0.40 per share, (viii) 250,000 options have an exercise price of $0.45 per share, (ix) 166,666 options have an exercise price of $0.47 per share, (x) 333,333 options have an exercise price of $0.48 per share, (xi) 166,666 options have an exercise price of $0.71 per share, (xii) 333,333 options have an exercise price of $0.72 per share, (xiii) 250,000 options have an exercise price of $0.80 per share, and (xiv) 250,000 options have an exercise price of $1.20 per share.

On June 22, 2020, the Company settled certain employment matters with Dana W. Amato, pursuant to which Mr. Amato agreed in part to forfeit 7,000,000 shares of the Company’s common stock to the Company in exchange for an option to purchase up to 14,000,000 shares of the Company’s common stock including an anti-dilution provision to maintain a 4.9% ownership percentage of the Company’s issued and outstanding common stock.

On February 3, 2021, the Company granted Dana W. Amato an additional option to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.28 per share.

On December 8, 2020, the Company modified its stock option agreement with James F. Dullinger whereas pursuant to the stock option modification (i) the exercise prices for the options under the original agreement were modified from 1,000,000 shares at $0.40 per share, 500,000 shares at $0.80 per share, and 500,000 shares at $1.20 per share to 1,000,000 shares at $0.12 per share, 500,000 shares at $0.25 per share, and 500,000 shares at $0.35 per share, and (ii) the vesting period for the options was modified to be 100% vested as of December 8, 2020.

On February 1, 2021, the Company modified its stock option agreement with the Vice President – Product Management whereas pursuant to the stock option modification (i) the number of shares of the Company's common stock eligible for exercise was increased from 500,000 shares to 2,090,000 shares, and (ii) the exercise prices for the options under the original agreement were modified from 250,000 shares at $0.40 per share, 125,000 shares at $0.80 per share, and 125,000 shares at $1.20 per share to 2,090,000 shares at $0.32 per share.

From March 1, 2020, and through the date this report was issued, 2,216,667 of previously granted options to employees were cancelled or forfeited post-termination.

As of the date this report was issued, there are 37,748,333 options issued and outstanding.

Issuance of Warrants

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 268,750 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 33,953 shares of the Company’s common stock with an exercise price of $0.01 per share in connection with administration of the September 23, 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 56,513,485 shares of the Company's common stock with an exercise price of $0.12 per share in connection with the September 2020 private placement offering. This includes warrants to purchase 1,121,818 shares of the Company's common stock issued in consideration of the extinguishment of an investor’s outstanding revenue-based notes, payment of accrued interest, and refund of service fees totaling $87,888, $31,078, and $15,652, respectively.

From March 1, 2020 and through the date this report was issued, 7,219 warrants with an exercise price of $0.01 per share were exercised for 7,219 shares of common stock with a fair value of $0.26 per share.

In connection with the April 1, 2020 Agreement and Waiver, the Company cancelled all outstanding warrants issued to AIP and issued 15,950,000 replacement warrants with exercise prices of $0.20 per share. In connection with the April 1, 2020 and June 2, 2020 Agreement and Waivers, the Company issued warrants to AIP to purchase 2,900,000 and 2,500,000 shares, respectively, of the Company's common stock with exercise prices of $0.20 per share. In connection with the August 31, 2020 Debt Restructuring Agreement, the Company cancelled the 21,350,000 outstanding warrants held by AIP.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 3,076,458 shares of the Company's common stock with an exercise price of $0.12 per share in connection with notes payable.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 3,500,000 shares of the Company’s common stock with a range of exercise prices of $0.12 - $0.31 per share to consultants for services rendered. In connection with one of the warrant issuances, a consultant agreed to accept warrants to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share instead of the previously agreed to 510,000 shares of the Company’s common stock.

From March 1, 2020, and through the date this report was issued, 2,744,888 of previously issued warrants expired unexercised.

As of the date this report was issued, there are 83,857,958 warrants issued and outstanding.

Revenue-based Notes

From March 1, 2020 and through the date this report was issued, Iota Networks and spectrum licensees further terminated existing spectrum lease agreements which resulted in the extinguishment of an additional $47,384,554 of revenue-based notes. As of the date this report was issued, outstanding revenue-based notes total $14,351,982, accrued interest outstanding for the Reservation Program revenue-based notes totals $515,355, and deferred financing costs on revenue-based notes totals $0.

Iota Spectrum Partners LP

From March 1, 2020 and through the date this report was issued, Iota Partners issued a total of 315,599,478 partnership units comprised of (i) 58,675,271 units to Iota Holdings and, (ii) 256,924,207 units to limited partners, in exchange for contributed FCC spectrum licenses (one partnership unit for each MHz-POP contributed). As of the date this report was issued, Iota Holdings owns approximately 16% of the outstanding partnership units (60,597,740 units) while limited partners own the remaining 84% (319,637,369 units).

Default on Collocation Agreement

On July 2, 2020, the Company received a demand notice from a third-party lessor (the "Lessor") in which the Lessor demanded full payment of the Company’s past due balance under the Collocation Agreement (See Note 19) within five days of the Company’s receipt of the demand notice. The Company is significantly past due for monthly lease payments owed to the Lessor and for other charges for services performed by the Lessor. On July 13, 2020, the Company received a notice of default and termination from the Lessor, indicating that the Lessor will execute the following remedies provided for in the Collocation Agreement: (a) termination of the Collocation Agreement effective July 13, 2020; (b) demand for full payment of all amounts due and owing through the current term end of each of license agreement under the Collocation Agreement, including late fees properly charged under the Collocation Agreement; and (c) exercise by the Lessor of its Right to Re-Enter Upon Default and power down and/or decommission the Company’s equipment installed pursuant to the Collocation Agreement. The notice of default and termination also stated that the Company was in default of its contractual obligations under the Collocation Agreement, which requires the execution of 20 new license agreements by the Deadline, as such term is defined therein. To date, the Company has executed only six of those required agreements. The Company is in ongoing settlement discussions with the Lessor, who has agreed to hold off taking any action for the moment, but has indicated that it will not lift the default until the past due balance is brought current and it is given assurances of the Company’s ability to continue making payments throughout the full lease terms.

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

●
Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term.

●
The initial monthly license rent for the 14 new license agreements will be $884 for each new license agreement executed before December 31, 2020 and $910.52 for each new license agreement executed thereafter. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3.0% per year. In addition to the monthly license rent and any additional charges due, a one-time special license fee, as defined within the Agreement, is due to the Lessor for each new license agreement that is executed.

●
In the event the Company does not execute and deliver 14 new license agreements with the Lessor on or before the required deadline, the Company agrees to pay the Lessor a one-time lump-sum shortfall payment and a monthly shortfall fee, as defined within the Agreement, for each shortfall from the 14 new license agreements required.

Default and Settlement on Master Utilization Rights Agreement

On October 27, 2020, the Company, and a certain third-party licensor (the “Licensor”) and billboard owner, entered into an Amendment No. 2 to their Master Utilization Rights Agreement and a Settlement and Mutual Release Agreement (the “Amendment”). Under the Amendment, the Company is obligated to pay a total of $351,000 (“the Settlement Amount”) to the Licensor as settlement for past due sums totaling $364,876. After payment, the Company will be released and discharged from all claims and demands that arise out of or relate to defaults through October 2020. Of the total Settlement Amount, $57,000 is due within 15 days of signing of the Amendment, $57,000 is due on November 30, 2020, $57,000 is due on December 31, 2020, $90,000 is due on January 31, 2021, and $90,000 is due on February 28, 2021. As of the date this report was issued, the Settlement Amount has been fully paid.

In addition, and pursuant to the Amendment:

●
The Company will utilize and pay the Licensor the monthly license fees for at least 200 billboards (the “Year 1 Performance Threshold”) by December 31, 2021 (the “Measuring date 1”) and an additional 100 billboards (the “Year 2 Performance Threshold”) by December 31, 2022 (the “Measuring Date 2)”.

●
If the Company fails to reach its Year 1 Performance Threshold, beginning January 1, 2022, the Company will, in addition to any other monthly license fee due to the Licensor, pay the Licensor, on a monthly basis, the difference between the amount of monthly license fees actually paid to Licensor and the amount of monthly license fees the Licensor would have received if the Company had reached its Year 1 Performance Threshold (the “Year 1 Monthly Threshold Differential Payment”). The Year 1 Monthly Threshold Differential Payment will be reduced by the license fee for each unit that is subsequently installed and, if not yet extinguished, will cease on December 31, 2025.

●
If the Company fails to meet its Year 2 Performance Threshold by January 1, 2022, the Company will, in addition to any other monthly license fee due to the Licensor, pay the Licensor, on a monthly basis, the difference between the sum of the monthly license fees actually paid to Licensor and the Year 1 Monthly Threshold Differential Payment actually paid to the Licensor for the month ending on the Measuring Date 2, and the amount of monthly license fees the Company would have paid Licensor if it reached its Year 2 Performance Threshold (the “Year 2 Monthly Threshold Differential Payment”).  The Year 2 Monthly Threshold Differential Payment will be reduced by the license fee for each unit that is subsequently installed and, if not yet extinguished, will cease on December 31, 2026.

Amendment to Master License Agreement

On February 18, 2021, the Company, and a certain third-party licensor (the “Billboard Licensor”), entered into an Amendment No. 2 to their Master License Agreement (the “Amendment”). Pursuant to the Amendment:

●
The Company and the Billboard Licensor agree to extend the initial term of nine licenses for a period of five years from April 1, 2020.

●
The Company and the Billboard Licensor agree to extend the initial term for 27 licenses for a period of seven years commencing on April 1, 2020 and increase the monthly license fees to $300 with escalations of 3% per year beginning June 30, 2020. Additionally, provided that the Company is not in default under any provisions of the Master License Agreement or the Amendment, effective December 31, 2022 the monthly license fees will be reduced to $159 with escalations of 3% per year.

●
The Company and the Billboard Licensor agree to commence 23 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2020. These licenses will have seven-year initial terms, and monthly licenses fees of $150 with escalations of 3% per year beginning one year after the license commencement date.

●
The Company and the Billboard Licensor agree to commence 100 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2021. These licenses will have seven-year initial terms, and monthly licenses fees of $155 with escalations of 3% per year beginning one year after the license commencement date.

●
The Company and the Billboard Licensor agree to commence 100 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2022. These licenses will have seven-year initial terms, and monthly licenses fees of $159 with escalations of 3% per year beginning one year after the license commencement date.

Office Leases

On March 1, 2020, the Company relocated its corporate headquarters to downtown Allentown, PA and commenced its lease of a total of 7,150 square feet of office space for 5 years with an option to renew for two additional 5 year terms. The base rent for the office space ranges from approximately $6,000 to $9,000 in the first year, subject to an annual increase of 2.5%. In addition, the Company will also pay its proportionate share of the operating expenses of the building. The lease agreement provides for tenant improvements which will be financed by the landlord and payable by the Company over 5 years at an interest rate of 4.0% per annum, net of a tenant improvement allowance of $786,500 plus up to an additional $20 per square foot for costs or expenses that exceed the tenant improvement allowance.

On October 15, 2020, the Company entered into an amendment to the Allentown office lease agreement. The amendment provides that starting on October 1, 2020, the total excess tenant improvement allowance of $106,120 will amortize over the remaining lease term at an interest rate of 4.0% and will be repaid by the Company in monthly installments of $2,188 over 53 months.

Litigation

On August 24, 2020, Dina L. Anderson, acting as principal on behalf of Smartcomm, a related party of the Company, filed a complaint in United States Bankruptcy Court in and for the District of Arizona, Case No. 2:20-AP-00238-EPB, against the Company claiming breach of contract for failure to make timely payments on its outstanding promissory note and for fraudulent transfer and successor liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. Effective February 26, 2021, the Company and Dina L. Anderson entered into a Settlement Agreement and Mutual Release (the "Smartcomm Settlement"), whereas both parties agreed to settle all disputes between them in exchange for the Company agreeing that the outstanding promissory note represents a binding and legal obligation and obliging to make the scheduled payments pursuant to the terms of the promissory note (See Note 13).

On November 2, 2020, the plaintiff’s counsel in the Vertical Ventures II, LLC et al v. Smartcomm, LLC et al case requested that the court continue the discovery stay in effect pending order of the court. Another hearing has been requested, but has not yet been scheduled. The Company is currently in settlement discussions with Vertical.

On November 20, 2020, the Company and Ladenburg entered into a Settlement Agreement (the "Settlement") in relation to Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc., whereas both parties agreed to settle all disputes between them for $500,000, which is to be paid according to the following schedule: (i) $50,000 to be paid on November 30, 2020, (ii) $20,000 to be paid on December 31, 2020, January 29, 2021, February 26, 2021, March 31, 2021, and April 30, 2021, and (iii) $350,000 to be paid on May 31, 2021. Upon the occurrence of an event of default, which if not cured within 10 business days, the Company will owe Ladenburg $758,891 less any Settlement amounts previously paid. Pursuant to the terms reached in the Settlement, the case was dismissed by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on December 7, 2020. As of the date this report was issued, the $50,000 due November 30, 2020, and $20,000 due December 31, 2020, January 29, 2021, February 26, 2021, March 31, 2021, and April 30, 2021 have been paid.

Employment Agreements

On May 8, 2020, in connection with the winddown of its Spectrum Partners Program and the shifting of those activities to Iota Spectrum Holdings, LLC, the Company entered into an agreement with Carole L. Downs to terminate her employment as President of Spectrum Programs effective July 3, 2020. On June 30, 2020, Ms. Downs also voluntarily resigned from the Board of Directors of the Company.

On May 22, 2020, and in connection with Brian Ray’s resignation as the Company’s Chief Technology Officer, and his assumption of a new role as Head of Network Strategy, Mr. Ray and the Company entered into an amendment to his Employment and Non-Competition Agreement dated November 15, 2019. The amendment provides that Mr. Ray’s base salary will be reduced to $100,000 per year and modifies the term his employment with the Company, annual discretionary bonus eligibility, certain termination provisions, certain severance benefits, and certain non-compete restrictions. Subsequently, on December 1, 2020, the Company entered into an agreement with Mr. Ray to terminate his Employment Agreement and employment thereunder effective January 1, 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, in addition to our Annual Report on Form 10-K for the fiscal year ended May 31, 2019 and other reports filed with the Securities and Exchange Commission (the “SEC”).

As used in this Quarterly Report on Form 10-Q (the “Quarterly Report”), and unless otherwise indicated, the terms “Iota,” “Company,” “we,” “us,” and “our” refer to Iota Communications, Inc. (formerly known as SolBright Group, Inc.), a Delaware corporation, our three wholly-owned subsidiaries: (i) Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), an Arizona limited liability company, (ii) Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS”), a Delaware limited liability company, and (iii) Iota Spectrum Holdings, LLC (“Iota Holdings”) an Arizona limited liability company, and our consolidated variable interest entity: Iota Spectrum Partners, LP (“Iota Partners”), an Arizona limited partnership.
.
Note Regarding Forward-Looking Statements

This Quarterly Report includes forward-looking statements that reflect management's current views with respect to future events and financial performance. Forward-looking statements are projections in respect of future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements include statements regarding the intent, belief, or current expectations of us and members of our management team, as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance. Actual results may differ materially from those contemplated by such forward-looking statements. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors, including the risks described in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended May 31, 2019, as filed with the SEC on September 13, 2019, any of which may cause our Company’s or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements. These risks include, by way of example, and without limitation:

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

●
our need to raise additional funds and to settle our outstanding indebtedness;

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

The Company operates its business across four segments: (1) Iota Communications, Inc. (f/k/a Solbright Group, Inc.) (the “Parent” or “Iota Communications”), (2) Iota Networks, LLC (f/k/a M2M Spectrum Networks, LLC (“M2M”)) (“Iota Networks”), (3) Iota Commercial Solutions, LLC (f/k/a SolBright Energy Solutions, LLC) (“ICS” or “Iota Commercial Solutions”), and (4) Iota Spectrum Holdings, LLC (“Iota Holdings”). Operating activities related to the parent company are classified within Iota Communications.

Iota Communications

The parent company’s operations are primarily related to running the operations of the public Company. The Company re-organized its operating segments in September 2018 in connection with the Merger with M2M. The significant expenses included within the parent company are executive and employee salaries, stock-based compensation, professional and service fees, and interest on convertible and other notes payable.

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

Iota Holdings

Iota Holdings was formed to act as the general partner for Iota Partners. Iota Partners is a variable interest entity of Iota Holdings (See Note 16 of the unaudited condensed consolidated financial statements included in this report). The purpose of Iota Partners is to own spectrum licenses that Iota Networks uses to operate its networks. At February 29, 2020, Iota Holdings owns approximately 3% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 97%.

Recent Developments

September 2019 Offering

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17 of the unaudited condensed consolidated financial statements included in this report). As of February 29, 2020, the Company has issued 14,397,421 shares of common stock and 2,879,485 warrants and has received $4,273,203 in cash proceeds, net of $333,971 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 757,763 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17 of the unaudited condensed consolidated financial statements included in this report).

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering (the “Registration Rights Agreement”), pursuant to which the Company was required to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing of the September 2019 Offering, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company was also obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the SEC reviews and has written comments to the Registration Statement. As of the date this report was issued, the Company is in default under the Registration Rights Agreement due to its failure to prepare and file the Registration Statement and to register for resale the Purchase Shares and the Warrant Shares and to cause the Registration Statement to be declared effective by the SEC. The Company intends to cure its default and to fulfil its responsibilities under the Registration Agreement on or before December 31, 2021.

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

AIP Agreement and Waiver

On December 18, 2019, the Company entered into an agreement and waiver with AIP (the "December 2019 Agreement and Waiver") to satisfy certain covenant conditions relative to the AIP Extension Agreement dated October 4, 2019. Pursuant to the December 2019 Agreement and Waiver, all events of default relative to the AIP Replacement Note issued on October 4, 2019 were waived through December 31, 2020. The waiver was conditioned upon (i) the Company agreeing to issue 1,000,000 shares of its common stock to AIP (issued December 19, 2019), (ii) the Company agreeing to issue warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.32 per share and warrants to purchase 4,350,000 shares of the Company’s common stock at an exercise price of $0.30 per share (both issued December 18, 2019), and (iii) the Company agreeing to issue additional notes in the aggregate principal amount of $1,400,000 with a maturity date 6 months from the date of issuance (issued December 20, 2019). This transaction resulted in a discount from the issuance of warrants for $527,856 valued using the Black-Scholes Method and a discount from the issuance of 1,000,000 shares of restricted stock for $79,286 (See Note 10 of the unaudited condensed consolidated financial statements included in this report).

On December 20, 2019, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,400,000 to AIP Convertible Private Debt Fund L.P., due June 20, 2020.

Other Notes Payable

On January 16, 2020, the Company entered into a securities purchase agreement (the “January 2020 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $320,000, the investor purchased (a) a promissory note in the principal amount of $320,000 (the “January 2020 Note”) and (b) 1,000,000 restricted shares of the Company’s common stock (the “January 2020 Purchase and Sale Transaction”). The Company used the net proceeds from the January 2020 Purchase and Sale Transaction for working capital and general corporate purposes. The January 2020 Note has a principal balance of $320,000, bears interest at 3.0% per annum, and has a stated maturity date of February 29, 2020. Pursuant to the January 2020 Purchase Agreement, upon the occurrence of an event of default, if not cured within 7 business days, the Company must issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, as default interest until such time as the event of default is cured.

On February 18, 2020, the Company entered into a securities purchase agreement (the “February 2020 Purchase Agreement”) with an “accredited investor”, pursuant to which, for a purchase price of $300,000, the investor purchased (a) a promissory note in the principal amount of $300,000 (the “February 2020 Note”) and (b) 1,000,000 restricted shares of the Company’s common stock (the “February 2020 Purchase and Sale Transaction”). The Company used the net proceeds from the February 2020 Purchase and Sale Transaction for working capital and general corporate purposes. The February 2020 Note has a principal balance of $300,000, bears interest at 3.0% per annum, and has a stated maturity date of March 31, 2020. Pursuant to the February 2020 Purchase Agreement, upon the occurrence of an event of default, if not cured within 7 business days, the Company must issue 1,000,000 shares of its common stock per month, pro rata based on the number of calendar days that have elapsed following the event of default, as default interest until such time as the event of default is cured.

Link Labs Asset Acquisition

Pursuant to the Purchase Agreement with Link Labs, Inc. (“Link Labs”), dated November 15, 2019, the Company will acquire certain assets from Link Labs (the “Purchased Assets”) in a series of three closings on the terms and subject to the conditions set forth therein, for total consideration of cash and stock (See Note 4 of the unaudited condensed consolidated financial statements included in this report). At the first closing, and as consideration for the First Closing Assets, the Company issued 12,146,241 shares of restricted common stock to Link Labs for consideration totaling $3,100,000. The Company also made a cash payment of $215,333 to Link Labs at the first closing, representing a partial payment on certain overdue invoices.

On December 31, 2019, the Company entered into a Side Letter Agreement with Link Labs whereby the parties agreed to break the second closing into three phases. On December 31, 2019, and in satisfaction of the first phase of the second closing, the Company issued two promissory notes to Link Labs for a principal amount of $1,000,000 each with a maturity date of March 31, 2020 and June 30, 2020. The principal on the notes bears interest at 1.6% per annum. On January 3, 2020, and in satisfaction of the second phase of the second closing, the Company paid Link Labs $1,000,000 in cash. The third and final phase of the second closing, which required payment of $430,666 to Link Labs (amount due independent of the purchase price), was scheduled to be completed on January 17, 2020.

On January 17, 2020 and January 21, 2020, the Company entered into successive Side Letter Agreements with Link Labs whereby the parties agreed to extend the date of the third and final phase of the second closing to January 21, 2020 and then January 31, 2020, respectively. The third and final closing was to take place on the date on which the promissory notes have been satisfied in full, which was expected to be on or before June 30, 2020, the maturity date of the second promissory note. As of the date this report was issued, the third and final phase of the second closing and the third and final closing have not been completed and the Company is in default on both $1,000,000 promissory notes. In addition, the Company has $430,666 of overdue invoices with Link Labs, which is accrued within accounts payable and accrued expenses on the Company’s unaudited condensed consolidated balance sheets.

Contribution of FCC Licenses to Iota Partners

On November 5, 2019, Iota Partners, Iota Holdings, Iota Communications, Iota Networks, and certain revenue-based noteholders (the “Exchange Investors”) entered into a Contribution and Exchange Agreement (the “Exchange Agreement”) pursuant to which the Exchange Investors, upon approval from the FCC, have agreed to contribute and transfer their FCC licenses to Iota Partners. Pursuant to the Exchange Agreement, the individual Exchange Investors and Iota Networks agreed, that effective as of the Closing Date, each existing spectrum lease agreement (See Note 11 of the unaudited condensed consolidated financial statements included in this report) will be fully and irrevocably terminated upon license contribution and transfer to Iota Partners. As consideration for the contributed FCC licenses, each Exchange Investor will receive one limited partnership unit of Iota Partners for each MHz-POP contributed to Iota Partners.

During the three months ended February 29, 2020, Exchange Investors contributed an additional 46,133,215 MHZ-Pop of FCC Licenses to Iota Partners in exchange for an equal number of limited partnership units. Management, assisted by third-party valuation specialists, determined that the fair value of the these contributed FCC Licenses was $5,328,000.

At February 29, 2020, Iota Holdings owns approximately 3% of the outstanding partnership units of Iota Partners resulting in a non-controlling interest of 97%.

Leases

On January 1, 2020, the Company recognized right of use assets and lease liabilities of $1,388,812 from 190 new license agreements with a third-party lessor, as a result of an Amendment to a Master Utilization Rights Agreement (the “Master Agreement”) dated December 5, 2018. Pursuant to the Master Agreement, each license has an initial five year term with an option to renew for an additional five years. The initial monthly license rent due under each of the 190 licenses is $150. The monthly rent will be increased on the first anniversary of January 1, 2021, and thereafter by 3% per year. On January 1, 2020, the Company discounted lease payments related to the Master Agreement using estimated incremental borrowing rate of 11.8%. As a result of management's ongoing impairment evaluations, the Company determined that all 190 license agreements were impaired.

Equity Incentive Plan

The Company intends to increase the number of shares of common stock, as defined in the 2017 Equity Incentive Plan, from 10,000,000 to 60,000,000, subject to stockholder approval. As of the date this report was issued, the Company has not obtained the requisite stockholder approval for this amendment to the 2017 Equity Incentive Plan.

Employment Agreement with James F. Dullinger, Chief Financial Officer

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

The Dullinger Employment Agreement can be terminated voluntarily by either party upon 60 days prior written notice to the other. The Company has the right to terminate Mr. Dullinger immediately without cause and without notice if the Company pays Mr. Dullinger (i) any accrued and unpaid base salary for the unexpired notice period, (ii) any unreimbursed business expenses, and (iii) any accrued and unused paid vacation time. The Dullinger Employment Agreement provides for severance benefits payable to Mr. Dullinger in the event of termination by the Company without cause or by Mr. Dullinger for good reason. If his employment is terminated by the Company without cause or if Mr. Dullinger resigns for good reason within 60 days before or within 12 months following a change in control, Mr. Dullinger will be entitled to his annual base salary (as determined monthly) for 6 months, a pro rata bonus, and reimbursement of his COBRA expenses for 6 months. In addition, all outstanding equity grants which vest over the 12 months following such termination will become fully and immediately vested. The Dullinger Employment Agreement also contains customary non-solicitation and non-compete provisions that apply during the term of employment and for a period of 6 months following such employment.

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

Comparison of the Three Months Ended February 29, 2020 to the Three Months Ended February 28, 2019

A comparison of the Company’s operating results for the three months ended February 29, 2020 and February 28, 2019, respectively, is as follows:

Three Months Ended February 29, 2020	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$585,252	$105,697	$-	$690,949
Cost of sales	-	644,115	84,558	-	728,673
Gross profit (loss)	-	(58,863)	21,139	-	(37,724)
Operating expenses	2,005,097	432,987	5,727,669	142,177	8,307,930
Operating loss	(2,005,097)	(491,850)	(5,706,530)	(142,177)	(8,345,654)
Interest expense, net	(1,585,443)	(13,750)	(283,982)	-	(1,883,175)
Loss before income taxes	$(3,590,540)	$(505,600)	$(5,990,512)	$(142,177)	$(10,228,829)

Three Months Ended February 28, 2019 (As revised)	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$484,554	$68,185	$-	$552,739
Cost of sales	-	788,414	54,548	-	842,962
Gross profit (loss)	-	(303,860)	13,637	-	(290,223)
Operating expenses	7,565,371	346,093	4,335,638	-	12,247,102
Operating loss	(7,565,371)	(649,953)	(4,322,001)	-	(12,537,325)
Interest expense, net	(1,461,422)	(296)	(85,287)	-	(1,547,005)
Loss before income taxes	$(9,026,793)	$(650,249)	$(4,407,288)	$-	$(14,084,330)

The variances between the three months ended February 29, 2020 and February 28, 2019 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$100,698	$37,512	$-	$138,210
Cost of sales	-	(144,299)	30,010	-	(114,289)
Gross profit	-	244,997	7,502	-	252,499
Operating expenses	(5,560,274)	86,894	1,392,031	142,177	(3,939,172)
Operating profit (loss)	5,560,274	158,103	(1,384,529)	(142,177)	4,191,671
Interest expense, net	(124,021)	(13,454)	(198,695)	-	(336,170)
Loss before income taxes	$5,436,253	$144,649	$(1,583,224)	$(142,177)	$3,855,501

Net Sales

Net sales for ICS increased by $100,698, or 21%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. This increase was driven by (i) $413,917 of lower contract loss provisions recorded in the current period and (ii) $127,261 of prior period sales trued-up in the current period, offset in part by (iii) $392,369 of decreased sales due to four less active projects in the current period, decreasing from nine to five, and (iv) $48,111 of decreased sales due to lower average contract values in the current period.

Net sales for Iota Networks increased by $37,512, or 55%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, due primarily to a change in product mix as (i) network hosting revenues increased $51,414 offset in part by (ii) a decrease in application service and product sales of $13,902.

Cost of Sales

Cost of sales for ICS decreased by $144,299, or 18%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. This was primarily the result of (i) $353,841 of decreased cost of sales due to four less active projects in the current period, and (ii) $4,938 of decreased cost of sales due to lower average project costs in the current period, offset in part by (iii) $198,457 of increased cost overruns in the current period, and (iv) a $16,023 increase in the current period provision for warranties.

Cost of sales for Iota Networks increased by $30,010, or 55%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, consistent with the related increase in net sales.

Operating Expenses

Operating expenses for Iota Communications decreased by $5,560,274, or 73%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, due primarily to (i) a $6,449,135 decrease in stock-based compensation from the prior year which included significant activity relating to the December 11, 2018 issuer tender offer, (ii) a decrease of $256,448 from the change in the estimated fair value of warrants issued to a Company creditor in connection with debt restructuring, and (iii) a decrease of $76,166 in accounting fees related to non-recurring Merger-related accounting and audit expenses in the prior period, offset in part by (iv) an increase of $689,487 in expenses for investor relations services in connection with the Company's private placement and other active common stock offerings, (v) an increase of $379,778 in legal expenses related primarily to the formation and administration of Iota Spectrum Partners recorded by Iota Communications in December 2019 that were allocated to Iota Holdings in November 2019, and (vi) an increase of $267,944 in franchise tax expense recognized during the current period relating to both current year and prior year tax obligations.

Operating expenses for ICS increased by $86,894, or 25%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, due primarily to (i) increased bad debt expense totaling $221,980 from an increase in significantly aged receivables, disputed customer balances, and performance bonds unlikely of being returned, offset in part by (ii) a $157,789 decrease in salaries and wages from a 51% reduction in the workforce.

Operating expenses for Iota Networks increased by $1,392,031, or 32%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. This increase is due primarily to (i) an increase in employee compensation expenses totaling $2,247,853 driven by higher incentive compensation expenses ($2,109,000), and correction of guaranteed compensation payments to certain executive employees ($300,000); offset in part by a 47% reduction in workforce ($260,796), and (ii) current period impairment charge on long-lived right of use and tangible fixed assets totaling $1,320,509, offset in part by (iii) a $1,141,210 decrease in network site expenses and utilities as a result of renegotiations of leases and decommissioning of certain towers, and (iv) a decrease of $921,845 in research and development expenses and application server and software expenses.

Operating expenses for Iota Holdings increased by $142,177, or 100%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019, as a result of Iota Holdings being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Interest Expense, net

Interest expense, net for Iota Communications increased by $124,021, or 9%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. The increase was primarily due to (i) an increase in the weighted average outstanding principal balance of interest-bearing debt during the period from $4,758,553 to $9,307,051, offset in part by (ii) a decrease in the weighted average interest rate during the period from 124.8% to 65.6%.

Interest expense, net for ICS increased by $13,454, or 4545%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019 primarily due to the interest on reimbursable expenses due to an employee of the Company.

Interest expense, net for Iota Networks increased by $198,695, or 233%, for the three months ended February 29, 2020, as compared to the three months ended February 28, 2019. The increase was primarily due to (i) $177,077 of additional interest due on revenue-based notes within the Spectrum Partners Program, for which licenses have not yet been constructed, (ii) an increase in the weighted average outstanding principal balance of interest-bearing debt during the period from $1,506,048 to $3,206,769, offset in part by (iii) a decrease in the weighted average interest rate during the period from 3.8% to 2.6%.

Comparison of the Nine Months Ended February 29, 2020 to the Nine Months Ended February 28, 2019

A comparison of the Company’s operating results for the nine months ended February 29, 2020 and February 28, 2019, respectively, is as follows:

Nine Months Ended February 29, 2020	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$1,419,055	$177,378	$-	$1,596,433
Cost of sales	-	1,546,447	141,902	-	1,688,349
Gross profit (loss)	-	(127,392)	35,476	-	(91,916)
Operating expenses	7,623,801	1,597,815	15,126,753	814,209	25,162,578
Operating loss	(7,623,801)	(1,725,207)	(15,091,277)	(814,209)	(25,254,494)
Interest expense, net	(3,319,010)	(46,561)	(1,359,475)	-	(4,725,046)
Loss before income taxes	$(10,942,811)	$(1,771,768)	$(16,450,752)	$(814,209)	$(29,979,540)

Nine Months Ended February 28, 2019 (As revised)	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$1,248,367	$181,280	$-	$1,429,647
Cost of sales	-	1,506,449	145,010	-	1,651,459
Gross profit (loss)	-	(258,082)	36,270	-	(221,812)
Operating expenses	19,966,478	1,115,436	16,553,015	-	37,634,929
Operating loss	(19,966,478)	(1,373,518)	(16,516,745)	-	(37,856,741)
Interest expense, net	(1,603,449)	(3,203)	(282,941)	-	(1,889,593)
Loss before income taxes	$(21,569,927)	$(1,376,721)	$(16,799,686)	$-	$(39,746,334)

The variances between the nine months ended February 29, 2020 and February 28, 2019 were as follows:

	Iota Communications	ICS	Iota Networks	Iota Holdings	Total
Net sales	$-	$170,688	$(3,902)	$-	$166,786
Cost of sales	-	39,998	(3,108)	-	36,980
Gross profit (loss)	-	130,690	(794)	-	129,896
Operating expenses	(12,342,677)	482,379	(1,426,262)	814,209	(12,472,351)
Operating profit (loss)	12,342,677	(351,689)	1,425,468	(814,209)	12,602,247
Interest expense, net	(1,715,561)	(43,358)	(1,076,534)	-	(2,835,453)
Loss before income taxes	$10,627,116	$(395,047)	$348,934	$(814,209)	$9,766,794

Net Sales

Net sales for ICS increased by $170,688, or 14%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019. This increase was driven by (i) approximately $840,000 of sales from the additional three months in the current period, offset in part by (ii) approximately $486,000 of decreased sales due to lower average contract values in the current period, and (iii) approximately $183,000 of decreased sales due to one less active project in the current period, decreasing from six to five.

Net sales for Iota Networks decreased by $3,902, or 2%, for the nine months ended February 29, 2020, as compared to the nine months ended February 28, 2019.

Cost of Sales

Cost of sales for ICS increased by $39,998, or 3%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019. This was primarily the result of (i) approximately $774,000 of cost of sales from the additional three months in the current period, and (ii) $100,208 of increased cost overruns in the current period, offset in part by (iii) approximately $476,000 of decreased cost of sales due to lower average contract values in the current period, (iv) a $215,617 decrease in the current period provision for warranties, and (v) approximately $143,000 of decreased cost of sales due to one less active project in the current period.

Cost of sales for Iota Networks decreased by $3,108, or 2%, for the nine months ended February 29, 2020, as compared to the nine months ended February 28, 2019, consistent with the related decrease in net sales.

Operating Expenses

Operating expenses for Iota Communications decreased by $12,342,677, or 62%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019, due primarily to (i) a $16,236,747 decrease in stock-based compensation expense from the prior year which included significant activity relating to the Merger and the December 11, 2018 issuer tender offer, offset in part by (ii) an increase of $1,940,783 in expenses for investor relations services in connection with the Company's September 2019 Offering and other share issuances, (iii) a net loss on extinguishment of debt of $1,520,132, and (iv) an increase of $530,981 in franchise tax expense recognized during the current period relating to both current year and prior year tax obligations.

Operating expenses for ICS increased by $482,379 or 43%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019, primarily due to (i) increased bad debt expense totaling $429,237 due to an increase in significantly aged receivables, disputed customer balances, and performance bonds unlikely of being returned, and (ii) increased provisions for indirect taxes totaling $250,000, offset in part by (iii) a $265,473 decrease in salaries and wages driven by a 55% reduction in the workforce.

Operating expenses for Iota Networks decreased by $1,426,262, or 9%, for the nine months ended February 29, 2020, as compared to the nine months ended February 28, 2019. This decrease is primarily due to (i) a $11,202,054 net gain on lease modification and restructuring of past due lease obligations and $1,521,693 of decreased network site expenses, (ii) a decrease of $4,431,197 in research and development expenses and application server and software expenses, (iii) a net decrease in employee compensation expenses totaling $1,367,501 driven by a decrease in incentive compensation expenses ($668,611), a 40% reduction in workforce ($589,192), and elimination of guaranteed compensation payments to certain executive employees ($500,000); offset in part by higher employee separation expenses ($230,000), and (iv) a decrease in legal fees of $1,103,859 including a decrease in legal provisions of $800,000 due to favorable progress in ongoing litigation and reduced exposure to loss and $272,672 in non-recurring Merger-related legal expenses that were incurred in the prior period, offset in part by (v) a current year impairment charge on long-lived right of use and tangible fixed assets totaling $12,093,872, (vi) a loss on extinguishment of debt totaling $4,081,080, (vii) an increase in depreciation and amortization totaling $1,339,146 due primarily to change in accounting estimate effective beginning second quarter of fiscal year 2020, and (viii) an increase in bad debt expense totaling $642,955 due to increased aged receivables and other receivables deemed to be potentially uncollectible.

Operating expenses for Iota Holdings increased by $814,209, or 100%, for the nine months ended February 29, 2020 as compared to the nine months ended February 28, 2019 as a result of Iota Holdings being created on April 17, 2019 and the incurrence of professional fees related to entity formation and start-up.

Interest Expense, net

Interest expense, net for Iota Communications increased by $1,715,561, or 107%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019. The increase was primarily due to (i) an increase in the weighted average outstanding principal balance of interest-bearing debt from $3,659,187 for the six months ended February 28, 2019 to $ 7,004,486 for the nine months ended February 29, 2020 offset in part by (iii) a decrease in the weighted average interest rate during the period from 87.6% to 63.2%.

Interest expense, net for ICS increased by $43,358, or 1,354%, for the nine months ended February 29, 2020, as compared to the six months ended February 28, 2019, due primarily to the interest on reimbursable expenses due to an employee of the Company.

Interest expense, net for Iota Networks increased by $1,076,534, or 380%, for the nine months ended February 29, 2020, as compared to the nine months ended February 28, 2019. The increase was primarily due to (i) $607,500 of fees incurred for stand-ready obligations provided by third-parties, (ii) increased amortization of deferred financing costs on revenue-based notes totaling $207,013, including $190,847 of accelerated amortization from a change in the estimated life of the remaining outstanding Spectrum Partners Program notes, (iii) $177,077 of additional interest due on revenue-based notes within the Spectrum Partners Program, for which licenses have not yet been constructed, and (iv) an increase in the weighted average outstanding principal balance of interest-bearing debt during the period from $1,639,019 to $2,279,503, offset in part by (v) a decrease in the weighted average interest rate during the period from 3.3% to 3.1%.

Liquidity, Financial Condition, and Capital Resources

At February 29, 2020, the Company had cash on hand of $40,981 and a working capital deficit of $22,692,200, as compared to cash on hand of $788,502 and a working capital deficit of $24,574,503 (As revised) at May 31, 2019.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $150,746,628 from inception through February 29, 2020, including a net loss attributable to Iota Communications, Inc. of $29,356,891 for the nine months ended February 29, 2020. Additionally, the Company had negative working capital of $22,692,200 and $24,574,503 (As revised) at February 29, 2020 and May 31, 2019, respectively, and has negative cash flows from operations of $9,903,126 for the nine months ended February 29, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital to remain viable. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Subsequent to February 29, 2020, on March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic and it continues to impact the United States and the rest of the world. Our business, results of operations, and financial condition may be materially adversely impacted by a public health outbreak, such as the COVID-19 pandemic, as it interferes with our ability, or the ability of our employees, contractors, suppliers, and other business partners to perform our and their respective responsibilities and obligations relative to the conduct of our business. In addition, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our business, results of operations, and ability to continue as a going concern. Though the COVID-19 pandemic and the measures taken to reduce its transmission, such as the imposition of social distancing and orders to work-from-home and shelter-in-place, have altered our business environment and overall working conditions, we continue to believe that our talent and the strength of our technologies will allow us to successfully weather a rapidly changing marketplace. However, we are unable to accurately predict the full impact that COVID-19 will have on the Company due to numerous uncertainties, including the severity of the pandemic, the duration of the outbreak, actions that may be taken by governmental authorities, and the impact to the business of our customers. The Company has taken steps to minimize the impact of COVID-19 on its business such as reduction of third-party spend, redeploying its workforce based on shifting needs of the business, limiting travel and unnecessary expenses, and reducing discretionary capital expenditures where possible. The Company will continue to evaluate the nature and extent of the impact to its business, consolidated results of operations, and financial condition.

The Company believes it can continue to raise additional capital to meet its ongoing cash requirements, including through equity raises and debt funding from third parties Subsequent to February 29, 2020, and in connection with the September 23, 2019 private placement offering, the Company received cash proceeds totaling $414,930, net of $15,070 in equity issuance fees. On April 10, 2020, the Company received a $1,000,000 cash deposit from an investor to be subscribed in a future security offering. In September 2020, the Company commenced a new private placement offering for up to $15,000,000 of common stock and accompanying warrants (together a “Unit”) at a purchase price of $0.12 per Unit. As of the date this report was issued, the Company has received cash proceeds totaling $6,647,000 under this new offering. On May 4, 2020, the Company was granted a loan totaling $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020 and amended on June 5, 2020. The PPP loan matures on May 4, 2025, and bears interest at a rate of 1.0% per annum. The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. Any unforgiven portion of the PPP loan is payable monthly commencing September 4, 2021 (representing 10 months from the final day of the covered period of loan forgiveness). The PPP loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Subsequent to February 29, 2020, and through the date this report was issued, the Company has received $2,723,855 of net cash proceeds from the issuance of debt to third parties.

Although no assurance can be given as to the Company’s ability to deliver on its capital raise plans, management believes that potential equity and debt financing will provide the necessary funding for the Company to continue as a going concern. However, management cannot guarantee any potential equity or debt financing will be available on favorable terms, or in the amounts required. Without raising additional capital, there is substantial doubt about the Company’s ability to continue as a going concern through April 30, 2022. As such, management does not believe the Company has sufficient cash for the next 12 months from the date this report was issued. If adequate funds are not available on acceptable terms, or at all, the Company will need to curtail operations, or cease operations completely.

Working Capital
	February 29, 2020	May 31, 2019 (As revised)
Current assets	$837,563	$2,367,381
Current liabilities	23,529,763	26,941,884
Working capital deficit	$(22,692,200)	$(24,574,503)

The Company’s working capital deficit decreased by $1,882,303 during the nine months ended February 29, 2020 with a decrease in current assets totaling $1,529,818 more than offset by a decrease in current liabilities totaling $3,412,121.

The decrease in current assets is primarily due to (i) a decrease in cash of $747,521, (ii) a decrease in accounts receivable and other current assets of $466,806 due to required write-downs and write-offs of assets to net realizable value, and (iii) a $315,491 decrease in contract assets due to unbillable contract costs.

The decrease in current liabilities is primarily due to (i) a decrease in accounts payable and accrued expenses of $9,387,024 resulting from the elimination of $10,331,428 of prior period payables and accrued expenses following the execution of a Collocation and Settlement of Past Due Balance Agreement with a third-party lessor (See Note 19 of the unaudited condensed consolidated financial statements included in this report), a $1,234,222 decrease in payables due to Avalton following the Avalton Exchange Agreement (See Note 13 of the unaudited condensed consolidated financial statements included in this report), and a $800,000 decrease in accrued legal provisions due to favorable progress in ongoing litigation and reduced exposure to loss, offset by a $928,908 increase in accrued expenses for leasehold improvements, a $807,690 increase in accrued expenses for investor relations services in connection with the Company's private placement and other active common stock offerings, $607,500 of fees accrued for stand-ready obligations provided by third-parties, $500,000 of increased provisions for indirect taxes, and $177,077 of additional interest due on revenue-based notes within the Spectrum Partners Program, for which licenses have not yet been constructed, and (ii) a $296,989 decrease in contract liabilities and warranty reserves, offset in part by (iii) a $2,494,249 increase in payroll liabilities primarily due to incentive compensation granted to an investor relations employee for current and prior year performance, (iv) an increase in the current portion of lease liabilities of $2,120,632 comprised of $3,602,677 of lease obligations added since June 1, 2019, and $1,063,146 in accretion of lease liabilities in the current period offset in part by $2,545,191 of lease payments made in the current period, and (v) a net increase in convertible and non-convertible debt outstanding of $1,657,011 including $2,000,000 of notes payable related to the Link Labs Asset Acquisition (See Note 4 of the unaudited condensed consolidated financial statements included in this report).

Cash Flows
	Nine Months Ended
	February 29,
	2020	2019 (As revised)
Net cash used in operating activities	$(9,903,126)	$(17,176,127)
Net cash used in investing activities	(152,205)	(5,711,419)
Net cash provided by financing activities	9,307,810	22,706,209
Decrease in cash	$(747,521)	$(181,337)

Operating Activities

Net cash used in operating activities totaled $(9,903,126) for the nine months ended February 29, 2020, a decrease of $7,273,001 from the $(17,176,127) net cash used in operating activities for the nine months ended February 28, 2019.

For the nine months ended February 29, 2020, net cash used in operating activities is primarily comprised of (i) a net loss excluding non-cash items totaling $(15,428,077), offset in part by (ii) an increase in payroll liabilities of $2,494,250 (iii) an increase in accounts payable and accrued expenses totaling $2,150,233, (iv) a decrease in other assets of $334,572, and (v) a decrease in contract assets of $315,491.

For the nine months ended February 28, 2019, net cash used in operating activities is primarily comprised of (i) a net loss excluding non-cash items totaling $(20,154,484) (As revised), (ii) an increase in other assets totaling $942,662, and (iii) an increase in accounts receivable of $314,499, offset in part by (iv) an increase in accounts payable and accrued expenses totaling $2,720,391 (As revised), and (v) an increase in payroll liabilities totaling $1,030,536.

Investing Activities

For the nine months ended February 29, 2020, net cash used in investing activities totaled $152,205. This was attributable to (i) purchase of property and equipment of $122,335 and (ii) the increase in security deposits of $29,870.

For the nine months ended February 28, 2019, net cash used in investing activities totaled $5,711,419. This was primarily attributable to the cash outlaid for the purchase of a note from and advances to SolBright Group, Inc. of $5,038,712 and of $827,700, respectively.

Financing Activities

For the nine months ended February 29, 2020, net cash provided by financing activities totaled $9,307,810, which was primarily comprised of (i) $4,273,203 in proceeds from the issuance of common stock, (ii) $2,407,505 in proceeds from revenue-based notes, (iii) $2,256,320 in proceeds from the issuance of convertible notes payable, and (iv) $2,160,000 in proceeds from the issuance of notes payable and notes payable to officers and directors, partially offset by (v) payments pursuant to the Link Labs Asset Acquisition of $1,000,000, and (vi) payments made on convertible notes, notes payable, notes payable to related parties, and notes payable to officers and directors totaling $889,218.

For the nine months ended February 28, 2019, net cash provided by financing activities totaled $22,706,209 (As revised), which was comprised of (i) $16,206,504 in proceeds from revenue-based notes, (ii) $4,089,969 (As revised) in proceeds from the issuance of common stock, and (iii) $3,516,864 in proceeds from the issuance of convertible notes payable, offset in part by (iv) payments made on convertible notes, notes payable, and notes payable to related parties totaling $1,107,128.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Effects of Inflation

We do not believe that inflation has had a material impact on our business, revenues or operating results during the periods presented.

Critical Accounting Policies and Estimates

Our significant accounting policies are more fully described in the notes to our unaudited condensed consolidated financial statements included herein for the quarter ended February 29, 2020 and in the notes to our financial statements included in our Current Report on Form 10-K, which includes audited financial statements for the fiscal years ended May 31, 2019 and 2018. We believe that the accounting policies below are critical for one to fully understand and evaluate our financial condition and results of operations.

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

Iota Networks

Iota Networks derives revenues in part from FCC license services provided to customers who have already obtained a FCC spectrum license from other service providers. Additionally, owners of granted, but not yet operational licenses (termed “FCC Construction Permits” or “Permits”), can pay an upfront fee to Iota Networks to construct the facilities for the customer’s licenses and activate their licenses operationally, thus converting the customer’s ownership of the FCC Construction Permits into a fully constructed license (“FCC License Authorization”). Once the construction certification is obtained from the FCC, Iota Networks may enter into an agreement with the customer to lease the spectrum. Once perfected in this manner, Iota Networks charges the customer a recurring annual license and equipment administration fee of 10% of the original payment amount. Collectively, these services constitute Iota Networks’ Network Hosting Services. In addition, owners of already perfected licenses can pay an upfront fee plus an annual renewal fee of 10% of the upfront application fee for maintaining the customer’s license and equipment and allowing the customer access to its license outside of the nationwide network.

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

Iota Networks has committed to provide future performance obligations to certain parties, including employees and former employees, at no cost. These performance obligations include both obtaining FCC license perfection and maintaining the license in accordance with regulatory affairs thereafter. The estimated remaining unfulfilled commitment based upon standalone selling prices totals $3,794,310 at February 29, 2020 including $543,807 to employees and former employees and $3,250,503 to other parties. During the nine months ended February 29, 2020, the Company paid $180,420 of FCC license application fees for licenses granted to related parties and completed the license application and construction process for the related parties at no cost. Management estimates that the incremental direct costs to fulfill these performance obligations after licenses are acquired and fully constructed are immaterial.

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

ICS recognizes solar panel and LED lighting system design, construction, and installation services revenue over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. ICS has determined that individual contracts at a single location are generally accounted for as a single performance obligation and are not segmented between types of services provided on these contracts. ICS recognizes revenue on these contracts using the cost-to-cost percentage of completion method, based primarily on contract costs incurred to date compared to total estimated contract costs. The percentage of completion method (an input method) is the most accurate depiction of ICS’s performance because it directly measures the value of the services transferred to the customer, and the consideration that is required to be paid by the customer based on the contract.

Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined as assessed at the contract level. Pre-contract costs are expensed as incurred unless they are expected to be recovered from the customer. Customer payments on solar and LED lighting system contracts are typically billed upon the successful completion of milestones written into the contract and are due within 30 to 45 days of billing, depending on the contract.

Contract assets represent revenue recognized in excess of amounts billed and include unbilled receivables (typically for cost reimbursable contracts). Contract liabilities represent amounts paid by clients in excess of revenue recognized to date. ICS has recorded a loss reserve on contract assets of $0 as of February 29, 2020 and $71,624 as of May 31, 2019, which is included in contract assets on the unaudited condensed consolidated balance sheets.

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

ICS generally provides limited warranties for work performed under its solar and LED lighting system contracts. The warranty periods typically extend for a limited duration following substantial completion of ICS’s work on a project. ICS does not charge customers for or sell warranties separately, and as such, warranties are not considered a separate performance obligation. Most warranties are guaranteed by subcontractors. ICS has recognized a warranty reserve of $106,600 as of February 29, 2020, and $313,881 as of May 31, 2019.

ICS’s remaining unsatisfied performance obligations as of February 29, 2020 represent a measure of the total dollar value of work to be performed on contracts awarded and in progress. ICS had approximately $855,528 in remaining unsatisfied performance obligations as of February 29, 2020. ICS expects to satisfy its remaining unsatisfied performance obligations as of February 29, 2020 over the following nine months. Although the remaining unsatisfied performance obligations reflects business that is considered to be firm; cancellations, deferrals, or scope adjustments may occur. The remaining unsatisfied performance obligations is adjusted to reflect any known project cancellations, revisions to project scope and cost, and project deferrals, as appropriate.

Fair Value Measurement

ASC Topic 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. ASC Topic 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). This fair value measurement framework applies at both initial and subsequent measurement.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including definite-lived intangible assets, property and equipment, and right of use (“ROU”) assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to the carrying amount. If the operation is determined to be unable to recover the carrying amount of its assets, then these assets are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. For the three and nine months ended February 29, 2020, the Company recognized impairment losses of $1,320,509 and $12,093,872, respectively, related to long-lived assets. For the three and nine months ended February 28, 2019, there were no impairment losses recognized for long-lived assets.

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

Variable Interest Entities

The Company follows ASC Topic 810-10-15 guidance with respect to accounting for variable interest entities (“VIEs”). VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support from other parties or whose equity investors lack any of the characteristics of a controlling financial interest. A variable interest is an investment or other interest that will absorb portions of a VIE’s expected losses, or receive portions of its expected residual returns, and are contractual, ownership, or pecuniary in nature and change with changes in the fair value of the entity’s net assets. A reporting entity is the primary beneficiary of a VIE and must consolidate it when that party has a variable interest, or combination of variable interests, which provide it with a controlling financial interest. A party is deemed to have a controlling financial interest if it meets both of the power and losses/benefits criteria. The power criterion is the ability to direct the activities of the VIE that most significantly impact its economic performance. The losses/benefits criterion is the obligation to absorb losses from, or right to receive benefits from, the VIE that could potentially be significant to the VIE. The VIE model requires an ongoing reconsideration of whether a reporting entity is the primary beneficiary of the VIE due to changes in facts and circumstances.

The Company currently consolidates one VIE, Iota Partners (See Note 16 of the unaudited condensed consolidated financial statements included in this report), as of February 29, 2020. The Company is the primary beneficiary due to its ability to direct the activities of Iota Partners through its wholly owned subsidiary, Iota Holdings.

New and Recently Adopted Accounting Pronouncements

Any new and recently adopted accounting pronouncements are more fully described in Note 2 of our unaudited condensed consolidated financial statements included in this report for the quarter ended February 29, 2020.

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

Material Weakness in Internal Control over Financial Reporting

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 29, 2020 based on the framework established in Internal Control— Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of February 29, 2020 was not effective.

A material weakness, as defined in the standards established by the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The ineffectiveness of the Company’s internal control over financial reporting was primarily due to the following material weaknesses:

●
Lack of a functioning audit committee and independent directors on the Company’s Board of Directors to oversee financial reporting responsibilities;
●
Lack of an effective document management system and the timely communication of executed agreements and transactions to accounting personnel;
●
Inadequate segregation of duties consistent with control objectives;
●
Lack of qualified accounting personnel to prepare and report financial information in accordance with U.S. GAAP;
●
Lack of dedicated resources and experienced personnel to design and implement internal control procedures to support financial reporting objectives;
●
Lack of formal policies and procedures;
●
Lack of risk assessment procedures on internal controls to detect financial reporting risks in a timely manner; and
●
Inadequate information systems to efficiently process the Company’s high volume and/or complex financial transactions.

Management’s Plan to Remediate the Material Weaknesses

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively.

During the first half of the fiscal year ending May 31, 2020, we conducted a search for a new Chief Financial Officer. On December 9, 2019, we hired James F. Dullinger as Chief Financial Officer.

The remediation actions currently planned include:

●
Continuing to search for and evaluate qualified independent outside directors;
●
Acquisition and implementation of an effective document management system and communication of material agreements and transactions in a timely manner;
●
Identifying and hiring experienced accounting personnel to support financial reporting and ensure adequate segregation of duties;
●
Identifying and remediating gaps in our skills base and the expertise of our staff required to meet the financial reporting requirements of a public company;
●
Developing policies and procedures on internal control over financial reporting and monitoring the effectiveness of operations on existing controls and procedures; and
●
Acquisition and implementation of an ERP system that can be scaled to meet the Company’s business needs.

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

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting that occurred during the three months ended February 29, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Other than as set forth below, the Company is not a party to any material legal proceedings, nor is its property the subject of any material legal proceedings.

David Alcorn Professional Corporation, et al. v. M2M Spectrum Networks, LLC, et al.

On September 7, 2018, David Alcorn Professional Corporation and its principal, David Alcorn (“Alcorn”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2108-011966, against the Company for fraudulent transfer and successor liability as to Iota networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, a related party of the Company, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. The Company believes the true nature of this dispute is between Alcorn and Smartcomm, LLC. Alcorn is owed approximately $900,000 by Smartcomm, LLC, for which the parties have been negotiating settlement options before suit was filed. On February 19, 2020, the Superior Court of Arizona, Maricopa County dismissed all claims against the Company and the case was dismissed without prejudice.

Vertical Ventures II, LLC et al v. Smartcomm, LLC et al

On July 21, 2015, Vertical Ventures II, LLC, along with Carla Marshall, its principal, and her investors (“Vertical”) filed a complaint in Superior Court of Arizona, Maricopa County, CV2015-009078, against Smartcomm, LLC, a related party, including Iota Networks. The complaint alleges breach of contract on the part of Smartcomm, LLC and Iota Networks, among other allegations, related to FCC licenses and construction permits. Vertical seeks unspecified damages, believed to be approximately $107,000 against Iota Networks and $1,400,000 against Smartcomm, LLC. Management intends to defend the counts via summary judgment. Smartcomm, LLC and Iota Networks are seeking indemnity from certain of the plaintiffs for all legal expenses and intend to do the same as to the other plaintiffs for issues relating to the first public notice licenses because they each signed indemnity agreements. On March 25, 2019, Smartcomm, LLC filed for Chapter 7 bankruptcy. As a result of the bankruptcy, the case has been temporarily delayed. The Company has appropriately accrued for all potential liabilities at February 29, 2020. On November 2, 2020, the plaintiff’s counsel in the Vertical Ventures II, LLC et al v. Smartcomm, LLC et al case requested that the court continue the discovery stay in effect pending order of the court. Another hearing has been requested, but has not yet been scheduled. The Company is currently in settlement discussions with Vertical.

Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc.

On April 17, 2019, Ladenburg Thalmann & Co. Inc. (“Ladenburg”) filed a complaint in The Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida, Case No. 2019-011385-CA-01, against the Company claiming fees that are owed under an investment banking agreement with M2M Spectrum Networks, LLC. Ladenburg seeks $758,891 based upon a transaction fee of $737,000, out-of-pocket expenses of $1,391, and four monthly retainers of $5,000 each totaling $20,000. Ladenburg claims an amendment to the contract with M2M Spectrum Networks, LLC was a valid and binding amendment. The Company believes the claim has no merit and that the amendment is void as it is without authority as to the Company, that it violates FINRA rules charging excessive fees, and will either be dismissed or Ladenburg will need to substitute the proper party, Iota Networks, LLC. Iota Networks’ motion to dismiss was denied on July 25, 2019, so an answer was filed on August 23, 2019. The Company has appropriately accrued for all potential liabilities at February 29, 2020. On November 20, 2020, the Company and Ladenburg entered into a Settlement Agreement (the "Settlement") in relation to Ladenburg Thalmann & Co. Inc. v. Iota Communications, Inc., whereas both parties agreed to settle all disputes between them for $500,000, which is to be paid according to the following schedule: (i) $50,000 to be paid on November 30, 2020, (ii) $20,000 to be paid on December 31, 2020, January 29, 2021, February 26, 2021, March 31, 2021, and April 30, 2021, and (iii) $350,000 to be paid on May 31, 2021. Upon the occurrence of an event of default, which if not cured within 10 business days, the Company will owe Ladenburg $758,891 less any Settlement amounts previously paid. Pursuant to the terms reached in the Settlement, the case was dismissed by the Circuit Court of the 11th Judicial Circuit in and for Miami-Dade County, Florida on December 7, 2020. As of the date this report was issued, the $50,000 due November 30, 2020, and $20,000 due December 31, 2020, January 29, 2021, February 26, 2021, March 31, 2021, and April 30, 2021 have been paid.

Dina L. Anderson, Chapter 7 Trustee of the Estate of Smartcomm, LLC v Iota Networks, LLC

On August 24, 2020, Dina L. Anderson, acting as principal on behalf of Smartcomm, a related party of the Company, filed a complaint in United States Bankruptcy Court in and for the District of Arizona, Case No. 2:20-AP-00238-EPB, against the Company claiming breach of contract for failure to make timely payments on its outstanding promissory note and for fraudulent transfer and successor liability as to Iota Networks, based on claims that the Company is really just a continuation of Smartcomm, LLC’s business, and that money was improperly transferred from Smartcomm, LLC to the Company to avoid Smartcomm, LLC’s creditors. Effective February 26, 2021, the Company and Dina L. Anderson entered into a Settlement Agreement and Mutual Release (the "Smartcomm Settlement"), whereas both parties agreed to settle all disputes between them in exchange for the Company agreeing that the outstanding promissory note represents a binding and legal obligation and obliging to make the scheduled payments pursuant to the terms of the promissory note (See Note 13 of the unaudited condensed consolidated financial statements included in this report).

Other Proceedings

The Company is currently the defendant in various smaller cases with total claimed damages of approximately $300,000 which have been fully accrued at February 29, 2020. The Company has responded to these lawsuits and is prepared to vigorously contest these matters.

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

Private Placement Offerings

On September 23, 2019, the Company commenced a private placement offering (the “September 2019 Offering”) of up to $15,000,000 of Units at a purchase price of $0.32 per Unit. Each Unit consists of (i) one share of common stock of the Company (the “Purchase Shares”) and (ii) a five year warrant to purchase the number of shares of common stock that is equal to 20% of the Purchase Shares purchased by such subscriber in the September 2019 Offering. The warrants have a five year term (See Note 17 of the unaudited condensed consolidated financial statements included in this report).

As of February 29, 2020, the Company has issued 14,397,421 shares of common stock and 2,879,485 warrants and has received $4,273,203 in cash proceeds, net of $333,971 in equity issuance fees, in connection with the September 2019 Offering. In addition, the Company issued warrants to purchase 757,763 shares of the Company’s common stock as additional equity issuance fees in connection with the September 2019 Offering (See Note 17 of the unaudited condensed consolidated financial statements included in this report).

The September 23, 2019 private placement offering closed in April 2020. From March 1, 2020 and through closing, the Company issued 1,343,750 shares of the Company's common stock and issued 268,750 warrants for cash proceeds of $414,930, net of $15,070 in equity issuance fees.

The Company also entered into a registration rights agreement with the subscribers of the September 2019 Offering (the “Registration Rights Agreement”), pursuant to which the Company was required to file with the SEC as soon as practicable, but in any event no later than 60 days after the final closing of the September 2019 Offering, a registration statement on Form S-1 (the “Registration Statement”) to register the Purchase Shares and the shares of common stock issuable upon exercise of the warrants (the “Warrant Shares”) for resale under the Securities Act of 1933, as amended (the “Securities Act”). The Company was also obligated to use its commercially reasonable best efforts to cause the Registration Statement to be declared effective by the SEC within 60 days after the filing of the Registration Statement, or within 90 days in the event the SEC reviews and has written comments to the Registration Statement. As of the date this report was issued, the Company is in default under the Registration Rights Agreement due to its failure to prepare and file the Registration Statement and to register for resale the Purchase Shares and the Warrant Shares and to cause the Registration Statement to be declared effective by the SEC. The Company intends to cure its default and to fulfil its responsibilities under the Registration Agreement on or before December 31, 2021.

In September 2020, the Company commenced a private placement offering for up to $15,000,000 of units at a purchase price of $0.12 per unit. Each unit consists of (i) one share of common stock and (ii) one five year warrant to purchase one share of common stock. Net proceeds from the offering will be paid directly to the Company, which intends to use the proceeds for working capital and other general corporate purposes. As of the date this report was issued, the Company has issued 56,513,485 shares of the Company’s common stock and warrants for cash proceeds of $6,277,000.

Common Stock

During the three months ended February 29, 2020, the Company issued 7,477,639 shares of common stock with a fair value of $0.32 per share pursuant to the September 23, 2019, private placement offering.

During the three months ended February 29, 2020, the Company issued 447,455 shares of common stock with a fair value of $0.01 per share to investors as a result of the exercise of warrants.

During the three months ended February 29, 2020, the Company issued 2,113,759 shares of common stock with a range of fair values of $0.26 - $0.30 per share to investors in connection with convertible notes payable (See Note 10 of the unaudited condensed consolidated financial statements included in this report).

During the three months ended February 29, 2020, the Company issued 1,055,000 shares of common stock with a range of fair values of $0.16 - $0.30 per share to consultants for services rendered.

From March 1, 2020 and through the date this report was issued, the Company issued 1,343,750 shares of common stock, with a fair value of $0.32 to investors pursuant to the September 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued 56,513,485 shares of common stock, with a fair value of $0.12 to investors pursuant to the September 2020 private placement offering. This includes 1,121,818 shares of common stock issued in consideration of the extinguishment of an investor’s outstanding revenue-based notes, payment of accrued interest, and refund of service fees totaling $87,888, $31,078, and $15,652, respectively.

On April 10, 2020, an investor made a deposit of $1,000,000 to subscribe to a future equity offering by the Company.

From March 1, 2020 and through the date this report was issued, the Company issued 7,219 shares of common stock, with a fair value of $0.26 per share as a result of the exercise of warrants.

In connection with the AIP Restructuring Agreement on August 31, 2020, the Company cancelled 14,673,800 shares and the obligation to issue an additional 2,000,000 shares of the Company’s common stock to AIP.

From March 1, 2020 and through the date this report was issued, the Company issued 15,648,983 shares of common stock, with a range of fair value of $0.05 - $0.10 per share in connection with convertible notes payable.

From March 1, 2020 and through the date this report was issued, the Company issued 28,285,714 shares of common stock, with a range of fair values of $0.11 - $0.30 per share in connection with notes payable.

On December 29, 2020, and in connection with the Rescission Agreement, the Company cancelled 9,000,000 shares of the Company's common stock.

On January 4, 2021, the Company issued 12,500,000 shares of the Company's common stock with a fair value of $0.024 per share in connection with the Subscription Agreement.

From March 1, 2020 and through the date this report was issued, the Company issued 4,275,859 shares of common stock, with a range of fair values of $0.11 - $0.32 per share to consultants for services rendered.

On February 8, 2021, and for services rendered, a consultant for the Company agreed to accept warrants to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share instead of the previously agreed to 510,000 shares of the Company’s common stock.

From March 1, 2020 and through the date this report was issued, the Company issued 583,000 shares of common stock, with a fair value of $0.17 per share in connection with a debt exchange agreement.

As of the date this report was issued, there are 373,533,863 shares of common stock issued and outstanding.

Options

The Company intends to increase the number of shares of common stock, as defined in the 2017 Equity Incentive Plan, from 10,000,000 to 60,000,000, subject to stockholder approval. As of the date this report was issued, the Company has not obtained the requisite stockholder approval for this amendment to the 2017 Equity Incentive Plan.

On December 9, 2019, the Company granted 2,000,000 options to James F. Dullinger, Chief Financial Officer, in connection with his employment agreement dated December 9, 2019, with exercise prices as follows: 50% at $0.40, 25% at $0.80 and 25% at $1.20. The options are subject to a 3-year vesting period, with eight and one-third percent (8.33%) of the Option Award vesting in a series of twelve (12) successive equal quarterly installments.

From March 1, 2020 and through the date this report was issued, the Company granted a total of 4,400,000 options to the Chief Financial Officer, the Vice President – Product Management, the Senior Vice President – Operations, the Vice President – Head of Marketing, the Vice President – Corporate Controller, the Director of SEC Reporting and Technical Accounting, the Director of Corporate Accounting, the Director of Accounting and Finance, and the Senior Corporate Accountant in connection with their employment, with an exercise price as follows: (i) 750,000 options have an exercise price of $0.12 per share, (ii) 500,000 options have an exercise price of $0.17 per share, (iii) 166,668 options have an exercise price of $0.26 per share, (iv) 250,000 options have an exercise price of $0.30 per share, (v) 333,334 options have an exercise price of $0.27 per share, (vi) 150,000 options have an exercise price of $0.32 per share, (vii) 500,000 options have an exercise price of $0.40 per share, (viii) 250,000 options have an exercise price of $0.45 per share, (ix) 166,666 options have an exercise price of $0.47 per share, (x) 333,333 options have an exercise price of $0.48 per share, (xi) 166,666 options have an exercise price of $0.71 per share, (xii) 333,333 options have an exercise price of $0.72 per share, (xiii) 250,000 options have an exercise price of $0.80 per share, and (xiv) 250,000 options have an exercise price of $1.20 per share.

On June 22, 2020, the Company settled certain employment matters with Dana W. Amato, pursuant to which Mr. Amato agreed in part to forfeit 7,000,000 shares of the Company’s common stock to the Company in exchange for an option to purchase up to 14,000,000 shares of the Company’s common stock including an anti-dilution provision to maintain a 4.9% ownership percentage of the Company’s issued and outstanding common stock.

On December 8, 2020, the Company modified its stock option agreement with James F. Dullinger whereas pursuant to the stock option modification (i) the exercise prices for the options under the original agreement were modified from 1,000,000 shares at $0.40 per share, 500,000 shares at $0.80 per share, and 500,000 shares at $1.20 per share to 1,000,000 shares at $0.12 per share, 500,000 shares at $0.25 per share, and 500,000 shares at $0.35 per share, and (ii) the vesting period for the options was modified to be 100% vested as of December 8, 2020.

On February 3, 2021, the Company granted Dana W. Amato an additional option to purchase up to 2,500,000 shares of the Company's common stock at an exercise price of $0.28 per share.

On February 1, 2021, the Company modified its stock option agreement with the Vice President – Product Management whereas pursuant to the stock option modification (i) the number of shares of the Company's common stock eligible for exercise was increased from 500,000 shares to 2,090,000 shares, and (ii) the exercise prices for the options under the original agreement were modified from 250,000 shares at $0.40 per share, 125,000 shares at $0.80 per share, and 125,000 shares at $1.20 per share to 2,090,000 shares at $0.32 per share.

From March 1, 2020, and through the date this report was issued, 2,216,667 of previously granted options to employees were cancelled or forfeited post-termination.

As of the date this report was issued, there are 37,748,333 options issued and outstanding.

Warrants

During the three months ended February 29, 2020, the Company issued warrants to purchase 11,600,000 shares of the Company’s common stock with a range of exercise prices of $0.30 - $0.32 per share to investors in connection with convertible notes payable (See Note 10 of the unaudited condensed consolidated financial statements included in this report).

During the three months ended February 29, 2020, the Company issued warrants to purchase 851,254 shares of the Company’s common stock with an exercise price of $0.31 per share to an investor who provided financing to the Company.

During the three months ended February 29, 2020, the Company issued warrants to purchase 1,495,528 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019, private placement.

During the three months ended February 29, 2020, the Company issued warrants to purchase 391,015 shares of the Company’s common stock with an exercise price of $0.01 per share for equity issuance fees in connection with the September 23, 2019, private placement (See Note 15 of the unaudited condensed consolidated financial statements included in this report).

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 268,750 shares of the Company’s common stock with an exercise price of $0.48 per share in connection with the September 23, 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 33,953 shares of the Company’s common stock with an exercise price of $0.01 per share in connection with administration of the September 23, 2019 private placement offering.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 56,513,485 shares of the Company's common stock with an exercise price of $0.12 per share in connection with the September 2020 private placement offering. This includes warrants to purchase 1,121,818 shares of the Company's common stock issued in consideration of the extinguishment of an investor’s outstanding revenue-based notes, payment of accrued interest, and refund of service fees totaling $87,888, $31,078, and $15,652, respectively.

From March 1, 2020 and through the date this report was issued, 7,219 warrants with an exercise price of $0.01 per share were exercised for 7,219 shares of common stock with a fair value of $0.26 per share.

In connection with the April 1, 2020 Agreement and Waiver, the Company cancelled all outstanding warrants issued to AIP and issued 15,950,000 replacement warrants with exercise prices of $0.20 per share. In connection with the April 1, 2020 and June 2, 2020 Agreement and Waivers, the Company issued warrants to AIP to purchase 2,900,000 and 2,500,000 shares, respectively, of the Company's common stock with exercise prices of $0.20 per share. In connection with the August 31, 2020 Debt Restructuring Agreement, the Company cancelled the 21,350,000 outstanding warrants held by AIP.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 3,076,458 shares of the Company's common stock with an exercise price of $0.12 per share in connection with notes payable.

From March 1, 2020 and through the date this report was issued, the Company issued warrants to purchase 3,500,000 shares of the Company’s common stock with a range of exercise prices of $0.12 - $0.31 per share to consultants for services rendered. In connection with one of the warrant issuances, a consultant agreed to accept warrants to acquire 2,500,000 shares of the Company’s common stock at an exercise price of $0.12 per share instead of the previously agreed to 510,000 shares of the Company’s common stock.

From March 1, 2020, and through the date this report was issued, 2,744,888 of previously issued warrants expired unexercised.

As of the date this report was issued, there are 83,857,958 warrants issued and outstanding.

Convertible Debt

On January 13, 2021, and in full satisfaction of outstanding principal and interest, the holder of the October 2019 Convertible Note elected to convert $406,619 of the convertible promissory note into 7,614,591 shares of the Company's common stock at a conversion price of $0.05 per share. On January 15, 2021, the holder of the Oasis October 2019 Note elected to convert $384,684 of the convertible promissory note into 7,203,822 shares of the Company's common stock at a conversion price of $0.05 per share. The remaining principal balance on the convertible promissory note after conversion is $704,146. On January 21, 2021, the Company and the investor agreed to extend the maturity of the Oasis October 2019 Note to July 1, 2021 and increase the beneficial ownership blocker from 4.99% to 9.99% of the outstanding shares of the Company's common stock.

All the securities set forth above were issued by the Company pursuant to exemptions from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Issuance of Debt - AIP

On March 30, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated March 25, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 2,500,000 shares of its common stock to AIP and repriced the exercise price of all outstanding warrants to $0.20 per share.

On June 2, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement and Waiver, dated June 2, 2020, by and between the Company and AIP Asset Management, Inc. in settlement of the Company’s default under certain outstanding promissory notes. Pursuant to the Agreement and Waiver, the Company issued 500,000 shares of its common stock and warrants to purchase 2,500,000 shares of the Company's common stock at an exercise price of $0.20 per share to AIP.

On July 30, 2020, the Company issued a 12-month LIBOR + 10.0% Secured Non-Convertible Note in the principal amount of $1,000,000 to AIP Convertible Private Debt Fund L.P., due April 4, 2021, pursuant to an Agreement, dated July 30, 2020, by and between the Company and AIP Asset Management, Inc. Pursuant to the Agreement, the Company agreed to issue 2,000,000 shares of its common stock to AIP.

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

The AIP Replacement Note, with a principal balance of $9,000,000, and the AIP Royalty Note, with a principal balance of $6,000,000, both mature on November 30, 2021, unless earlier converted in accordance with the terms of the AIP Restructuring Agreement. The Notes bear interest at a rate of 10.0% per annum, provided that during an event of default, they will bear interest at a rate of 20.0% per annum. The Company has prepaid interest on the AIP Replacement Note through December 31, 2020. Beginning January 1, 2021, interest on the AIP Replacement Note will be calculated monthly with 4.0% payable monthly, and 6.0% added monthly to the outstanding principal balance until the entire principal balance has been repaid in full. Interest on the AIP Royalty Note will be calculated monthly and added to the outstanding principal balance. In addition, and as specified in the AIP Royalty Note, the Company will pay the holders a royalty equal to 5% of the Company’s revenues, with the first payment made no later than September 20, 2021 for the Company’s fiscal year ending May 31, 2021. Thereafter, and until the AIP Royalty Note is fully repaid or converted, the royalty payments are due monthly, in arrears, in an amount equal to 5% of the Company’s revenues for such month.

The Company may elect to convert all or part of the principal balance, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units (comprised of one share of common stock of the Company and one warrant to purchase one share of common stock of the Company) at any time all the conditions specified within the AIP Restructuring Agreement are met, at a conversion price of $0.12. Each holder has the right, at such holder’s option, at any time, to convert all or part of the AIP Notes, together with accrued and unpaid interest and any other amount then payable under the AIP Notes, into Units, at a conversion price of $0.12.

On November 5, 2020, the Company issued a 10.0% Secured Convertible Note in the principal amount of $500,000 to AIP Convertible Private Debt Fund L.P., due November 30, 2021, unless earlier converted, pursuant to an Agreement dated November 5, 2020, by and between the Company and AIP Asset Management, Inc. The Company prepaid interest on the November 2020 Convertible Note through December 31, 2020. The November 2020 Convertible Note is subject to the same conversion features as the AIP Notes.

Issuance of Debt – Other Creditors

On May 4, 2020, the Company was granted a loan from a lender in the aggregate amount of $763,600, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020. The loan, which was in the form of a note dated May 4, 2020 issued by the Company, matures on May 4, 2025 and bears interest at a rate of 1.0% per annum. The PPP loan may be forgiven in part or fully depending on the Company meeting certain PPP loan forgiveness guidelines. Any unforgiven portion of the PPP loan is payable monthly commencing September 4, 2020 (representing 10 months from the final day of the covered period of loan forgiveness). The PPP loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties.

On May 5, 2020, the Company entered into an Amendment and Settlement Agreement with an “accredited investor”, related to a Securities Purchase Agreement entered into by the parties on September 18, 2018 (See Note 10 of the unaudited condensed consolidated financial statements included in this report), pursuant to which the Company issued the investor a promissory note in the principal amount of $440,000. The parties entered into a settlement agreement on May 21, 2019, pursuant to which the Company issued the investor 1,330,000 shares of its common stock and paid the investor $50,000 in partial satisfaction of the “make whole” payments due under the settlement agreement. The Company has entered into successive amendments to the settlement agreement such that $50,000 was paid toward the outstanding balance, and the remaining $83,057 may be converted to shares of the Company's common stock at the investor’s option. On September 23, 2020, the investor elected to convert the make whole balance into 830,570 shares of the Company's common stock.

On May 8, 2020, the Company exchanged several existing promissory notes with a director of the Company for a promissory note in the principal amount of $161,606. The promissory note bears interest equal to 1.2% per annum and is payable on demand.

On June 1, 2020, the Company issued two promissory notes to an employee of the Company in the principal amounts of $500,000 and $350,000, due, and payable on July 12, 2020 and December 31, 2020, respectively. The promissory notes bear interest at 8.0% per annum. Upon the occurrence of an event of default on either promissory note, the respective principal balance and accrued interest will bear interest equal to 21.0% per annum from the date on which the payment was due and payable until the delinquent payment is received by the holder. The $500,000 and $350,000 promissory notes were paid off in their entireties on December 4, 2020 and March 12, 2021, respectively.

On February 12, 2021, the Company exchanged several existing promissory notes with an investor for a promissory note in the principal amount of $365,175. The promissory note bears interest equal to 5.0% per annum and is due September 30, 2021. Pursuant to the promissory note, the Company issued warrants to purchase 3,076,458 shares of the Company's common stock at an exercise price of $0.12 per share.

Rescission Agreement and Subscription Agreement

On December 29, 2020, the Company entered into a mutual rescission agreement and general release (the "Rescission Agreement") related to the February 2020 Purchase Agreement and February 2020 Note (See Note 10 of the unaudited condensed consolidated financial statements included in this report). Pursuant to the Rescission Agreement, the Company and the investor mutually agreed to (i) rescind the February 2020 Purchase Agreement and February 2020 Note, (ii) return the $300,000 of loan proceeds to the investor, (iii) cancel the 1,000,000 restricted shares of the Company's common stock issued as part of the February 2020 Purchase Agreement as an inducement, and (iv) cancel the 8,000,000 shares of the Company's common stock issued and to be issued by the Company to the investor as default interest through December 29, 2020.

In connection with the Rescission Agreement, and on January 4, 2021, the Company entered into a subscription and put option agreement (the "Subscription Agreement") with the investor. Pursuant to the Subscription Agreement, the Company agreed to (i) issue 12,500,000 shares of the Company's common stock at the purchase price of $0.024 per share for an aggregate price of $300,000, and (ii) issue a put option for 2,5000,000 shares of the Company's common stock. The put option, which until settled or expired will be recorded as a liability on the Company’s unaudited condensed consolidated balance sheet, gives the investor the right, but not the obligation, from July 1, 2021 to December 31, 2021, to cause the Company to repurchase up to a maximum of 2,500,000 shares of the Company's common stock at a per share price of $0.12.

Revenue-based Notes

From March 1, 2020 and through the date this report was issued, Iota Networks and spectrum licensees further terminated existing spectrum lease agreements which resulted in the extinguishment of an additional $47,384,554 of revenue-based notes. As of the date this report was issued, outstanding revenue-based notes total $14,351,982, accrued interest outstanding for the Reservation Program revenue-based notes totals $515,355, and deferred financing costs on revenue-based notes totals $0.

Iota Spectrum Partners LP

From March 1, 2020 and through the date this report was issued, Iota Partners issued a total of 315,599,478 partnership units comprised of (i) 58,675,271 units to Iota Holdings and, (ii) 256,924,207 units to limited partners, in exchange for contributed FCC spectrum licenses (one partnership unit for each MHz-POP contributed). As of the date this report was issued, Iota Holdings owns approximately 16% of the outstanding partnership units (60,597,740 units) while limited partners own the remaining 84% (319,637,369 units).

Default on Collocation Agreement

On July 2, 2020, the Company received a demand notice from a third-party lessor (the "Lessor") in which the Lessor demanded full payment of the Company’s past due balance under the Collocation Agreement (See Note 19 of the unaudited condensed consolidated financial statements included in this report) within five days of the Company’s receipt of the demand notice. The Company is significantly past due for monthly lease payments owed to the Lessor and for other charges for services performed by the Lessor. On July 13, 2020, the Company received a notice of default and termination from the Lessor, indicating that the Lessor will execute the following remedies provided for in the Collocation Agreement: (a) termination of the Collocation Agreement effective July 13, 2020; (b) demand for full payment of all amounts due and owing through the current term end of each of license agreement under the Collocation Agreement, including late fees properly charged under the Collocation Agreement; and (c) exercise by the Lessor of its Right to Re-Enter Upon Default and power down and/or decommission the Company’s equipment installed pursuant to the Collocation Agreement. The notice of default and termination also stated that the Company was in default of its contractual obligations under the Collocation Agreement, which requires the execution of 20 new license agreements by the Deadline, as such term is defined therein. To date, the Company has executed only six of those required agreements. The Company is in ongoing settlement discussions with the Lessor, who has agreed to hold off taking any action for the moment, but has indicated that it will not lift the default until the past due balance is brought current and it is given assurances of the Company’s ability to continue making payments throughout the full lease terms.

Agreement Regarding Collocation

On November 6, 2020, the Company entered into an Agreement Regarding Collocation (the “Agreement”) with a third-party lessor (the “Lessor”). Pursuant to the Agreement:

●
The parties agreed that the Company has satisfied all required obligations as set forth in Section 4 of the October 30, 2019 Collocation and Settlement of Past Due Balance Agreement (the “Collocation Agreement”), See Note 8 and Note 19 of the unaudited condensed consolidated financial statements included in this report.

●
On or before June 30, 2021, the Company agrees to execute and deliver 14 new license agreements with the Lessor.

●
Each new license agreement will be for one term of seven years and neither party may terminate a new lease agreement during the term.

●
The initial monthly license rent for the 14 new license agreements will be $884 for each new license agreement executed before December 31, 2020 and $910.52 for each new license agreement executed thereafter. The monthly rent will be increased on the first anniversary of the Term Commencement Date and thereafter by 3.0% per year. In addition to the monthly license rent and any additional charges due, a one-time special license fee, as defined within the Agreement, is due to the Lessor for each new license agreement that is executed.

●
In the event the Company does not execute and deliver 14 new license agreements with the Lessor on or before the required deadline, the Company agrees to pay the Lessor a one-time lump-sum shortfall payment and a monthly shortfall fee, as defined within the Agreement, for each shortfall from the 14 new license agreements required.

Default and Settlement on Master Utilization Rights Agreement

On October 27, 2020, the Company, and a certain third-party licensor (the “Licensor”) and billboard owner, entered into an Amendment No. 2 to their Master Utilization Rights Agreement and a Settlement and Mutual Release Agreement (the “Amendment”). Under the Amendment, the Company is obligated to pay a total of $351,000 (“the Settlement Amount”) to the Licensor as settlement for past due sums totaling $364,876. After payment, the Company will be released and discharged from all claims and demands that arise out of or relate to defaults through October 2020. Of the total Settlement Amount, $57,000 is due within 15 days of signing of the Amendment, $57,000 is due on November 30, 2020, $57,000 is due on December 31, 2020, $90,000 is due on January 31, 2021, and $90,000 is due on February 28, 2021. As of the date this report was issued, the Settlement Amount has been fully paid.

In addition, and pursuant to the Amendment:

●
The Company will utilize and pay the Licensor the monthly license fees for at least 200 billboards (the “Year 1 Performance Threshold”) by December 31, 2021 (the “Measuring date 1”) and an additional 100 billboards (the “Year 2 Performance Threshold”) by December 31, 2022 (the “Measuring Date 2)”.

●
If the Company fails to reach its Year 1 Performance Threshold, beginning January 1, 2022, the Company will, in addition to any other monthly license fee due to the Licensor, pay the Licensor, on a monthly basis, the difference between the amount of monthly license fees actually paid to Licensor and the amount of monthly license fees the Licensor would have received if the Company had reached its Year 1 Performance Threshold (the “Year 1 Monthly Threshold Differential Payment”). The Year 1 Monthly Threshold Differential Payment will be reduced by the license fee for each unit that is subsequently installed and, if not yet extinguished, will cease on December 31, 2025.

●
If the Company fails to meet its Year 2 Performance Threshold by January 1, 2022, the Company will, in addition to any other monthly license fee due to the Licensor, pay the Licensor, on a monthly basis, the difference between the sum of the monthly license fees actually paid to Licensor and the Year 1 Monthly Threshold Differential Payment actually paid to the Licensor for the month ending on the Measuring Date 2, and the amount of monthly license fees the Company would have paid Licensor if it reached its Year 2 Performance Threshold (the “Year 2 Monthly Threshold Differential Payment”).  The Year 2 Monthly Threshold Differential Payment will be reduced by the license fee for each unit that is subsequently installed and, if not yet extinguished, will cease on December 31, 2026.

Amendment to Master License Agreement

On February 18, 2021, the Company, and a certain third-party licensor (the “Billboard Licensor”), entered into an Amendment No. 2 to their Master License Agreement (the “Amendment”). Pursuant to the Amendment:

●
The Company and the Billboard Licensor agree to extend the initial term of nine licenses for a period of five years from April 1, 2020.

●
The Company and the Billboard Licensor agree to extend the initial term for 27 licenses for a period of seven years commencing on April 1, 2020 and increase the monthly license fees to $300 with escalations of 3% per year beginning June 30, 2020. Additionally, provided that the Company is not in default under any provisions of the Master License Agreement or the Amendment, effective December 31, 2022 the monthly license fees will be reduced to $159 with escalations of 3% per year.

●
The Company and the Billboard Licensor agree to commence 23 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2020. These licenses will have seven-year initial terms, and monthly licenses fees of $150 with escalations of 3% per year beginning one year after the license commencement date.

●
The Company and the Billboard Licensor agree to commence 100 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2021. These licenses will have seven-year initial terms, and monthly licenses fees of $155 with escalations of 3% per year beginning one year after the license commencement date.

●
The Company and the Billboard Licensor agree to commence 100 license sites at the earlier of (a) the Company’s installation of equipment at the site or (b) December 1, 2022. These licenses will have seven-year initial terms, and monthly licenses fees of $159 with escalations of 3% per year beginning one year after the license commencement date.

Office Leases

On March 1, 2020, the Company relocated its corporate headquarters to downtown Allentown, PA and commenced its lease of a total of 7,150 square feet of office space for 5 years with an option to renew for two additional 5 year terms. The base rent for the office space ranges from approximately $6,000 to $9,000 in the first year, subject to an annual increase of 2.5%. In addition, the Company will also pay its proportionate share of the operating expenses of the building. The lease agreement provides for tenant improvements which will be financed by the landlord and payable by the Company over 5 years at an interest rate of 4.0% per annum, net of a tenant improvement allowance of $786,500 plus up to an additional $20 per square foot for costs or expenses that exceed the tenant improvement allowance.

On October 15, 2020, the Company entered into an amendment to the Allentown office lease agreement. The amendment provides that starting on October 1, 2020, the total excess tenant improvement allowance of $106,120 will amortize over the remaining lease term at an interest rate of 4.0% and will be repaid by the Company in monthly installments of $2,188 over 53 months.

Employment Agreements

On May 8, 2020, in connection with the winddown of its Spectrum Partners Program and the shifting of those activities to Iota Spectrum Holdings, LLC, the Company entered into an agreement with Carole L. Downs to terminate her employment as President of Spectrum Programs effective July 3, 2020. On June 30, 2020, Ms. Downs also voluntarily resigned from the Board of Directors of the Company.

On May 22, 2020, and in connection with Brian Ray’s resignation as the Company’s Chief Technology Officer, and his assumption of a new role as Head of Network Strategy, Mr. Ray and the Company entered into an amendment to his Employment and Non-Competition Agreement dated November 15, 2019. The amendment provides that Mr. Ray’s base salary will be reduced to $100,000 per year and modifies the term his employment with the Company, annual discretionary bonus eligibility, certain termination provisions, certain severance benefits, and certain non-compete restrictions. Subsequently, on December 1, 2020, the Company entered into an agreement with Mr. Ray to terminate his Employment Agreement and employment thereunder effective January 1, 2021.

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

4.11	Warrant dated October 29, 2019 issued by the Company to Oasis Capital, LLC (incorporated by reference to Exhibit 4.11 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.12	Promissory Note dated October 29, 2019 issued by the Company to Oasis Capital, LLC (incorporated by reference to Exhibit 4.12 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.13*	Convertible Promissory Note dated December 19, 2019 issued by the Company to Oasis Capital, LLC
4.14*	Securities Purchase Agreement by and between the Company and Oasis Capital, LLC, dated December 19, 2019
4.15	Secured Promissory Note dated December 20, 2019 issued by the Company to AIP (incorporated by reference to Exhibit 4.13 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.16	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc. (incorporated by reference to Exhibit 4.14 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
4.17	Promissory Note dated December 31, 2019 issued by the Company to Link Labs, Inc (incorporated by reference to Exhibit 4.15 to our original Quarterly Report on Form 10-Q dated January 22, 2020).
4.18
Amended and Restated Promissory Note issued by the Company to Link Labs, Inc., dated January 3, 2020 (incorporated by reference to Exhibit 4.16 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

4.19*	Securities Purchase Agreement by and between the Company and Dean Amato dated January 16, 2020
4.20*	Promissory Note dated January 16, 2020 issued by the Company to Dean Amato
4.21*	Second Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investments, LLC, dated January 29, 2020
4.22*	Securities Purchase Agreement by and between the Company and Rodney Speight, dated February 17, 2020
4.23*	Promissory Note issued by the Company to Rodney Speight, dated February 18, 2020
4.24	Promissory Note issued by the Company to Barclay Knapp, dated February 29, 2020 (incorporated by reference to Exhibit 4.17 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
4.25
Secured Non-Convertible Promissory Note issued by the Company to AIP, dated March 30, 2020 (incorporated by reference to Exhibit 4.18 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

4.26*	First Amendment to Convertible Promissory Note (September) issued by the Company to LGH Investments, LLC, dated April 1, 2020
4.27*	Third Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investments, LLC, dated April 1, 2020
4.28	Paycheck Protection Plan Loan to Iota Networks, LLC, dated May 4, 2020 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 8, 2020)
4.29*	Second Amendment to Convertible Promissory Note (September) issued by the Company to LGH Investments, LLC, dated May 5, 2020
4.30*	Fourth Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investments, LLC, dated May 5, 2020
4.31	Promissory Note issued by the Company to Dana Amato (July), dated June 1, 2020 (incorporated by reference to Exhibit 4.20 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
4.32	Promissory Note issued by the Company to Dana Amato (December), dated June 1, 2020 (incorporated by reference to Exhibit 4.21 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
4.33*	Third Amendment to Convertible Promissory Note (Sept) issued by the Company to LGH Investments, LLC, dated June 1, 2020
4.34*	Fifth Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investments, LLC, dated June 1, 2020
4.35	Secured Non-Convertible Promissory Note issued by the Company to AIP, dated June 2, 2020 (incorporated by reference to Exhibit 4.22 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
4.36
Secured Non-Convertible Promissory Note issued by the Company to AIP, dated July 30, 2020 (incorporated by reference to Exhibit 4.23 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

4.37*	Fourth Amendment to Convertible Promissory Note (Sept) issued by the Company to LGH Investments, LLC, dated August 1, 2020

4.38*	Sixth Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investments, LLC, dated August 1, 2020
4.39	Secured Convertible Promissory Note Issued by the Company to AIP, dated August 31, 2020 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 23, 2020)
4.40	Secured Convertible Royalty Note Issued by the Company to AIP, dated August 31, 2020 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on September 23, 2020)
4.41
Securities Purchase Agreement by and between the Company and Lucas Hoppel, dated September 18, 2018 (incorporated by reference to Exhibit 4.26 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

4.42
Secured Convertible Promissory Note issued by the Company to Lucas Hoppel, dated September 18, 2018 (incorporated by reference to Exhibit 4.27 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

4.43	Secured Convertible Promissory Note issued by the Company to AIP dated November 5, 2020 (incorporated by reference to Exhibit 4.28 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
4.44*	Fifth Amendment to Convertible Promissory Note (Sept) issued by the Company to LGH Investments, LLC, dated November 30, 2020
4.45*	Seventh Amendment to Convertible Promissory Note (May) issued by the Company to LGH Investment, LLC, dated November 30, 2020
4.46*	Mutual Rescission Agreement and General Release between the Company and Rodney D. Speight, dated December 29, 2020
4.47*	Subscription and Put Option Agreement between the Company and Rodney D. Speight, dated January 4, 2021
4.48*	Extension Agreement between the Company and Oasis Capital, LLC, dated January 21, 2021
4.49*	Amended Restated Superseded and Consolidated Promissory Note between the Company and Robert Catell, dated February 12, 2021
4.50*	Warrant Certificate dated February 12, 2021 issued from the Company to Robert Catell
(10)	Material Agreements
10.1‡	Employment Agreement, dated September 5, 2018, between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 7, 2018)
10.2‡	Employment Agreement, dated September 5, 2018, between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 7, 2018)
10.3‡	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Barclay Knapp (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 20, 2019)
10.4‡	Amendment No. 1 to Employment Agreement dated May 20, 2019 between the Company and Terrence DeFranco (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 20, 2019)
10.5	Agreement and Waiver effective March 29, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q dated October 15, 2019)
10.6
License Application and Construction Services Agreement between Iota Networks, LLC and Iota Spectrum Partners, LP, dated July 25, 2019 (incorporated by reference to Exhibit 10.6 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

10.7
Master Long-Term De Facto Lease Agreement between Iota Networks, LLC and Iota Spectrum Partners, LP, dated July 25, 2019 (incorporated by reference to Exhibit 10.7 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

10.8
Administrative Expenses Agreement between Iota Spectrum Holdings, LLC and Iota Spectrum Partners, LP, dated August 7, 2019 (incorporated by reference to Exhibit 10.8 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

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
10.16
Collocation and Settlement of Past Due Balance Agreement between the Company and Crown Castle, dated October 30, 2019 (incorporated by reference to Exhibit 10.13 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.17
Contribution and Exchange Agreement between Iota Spectrum Partners, LP, Iota Spectrum Holdings, LLC, Iota Networks, LLC, Iota Communications, Inc and Exchange Investors dated November 5, 2019 (incorporated by reference to Exhibit 10.14 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.18
Amended and Restated Limited Partnership Agreement of Iota Spectrum Partners, LP, dated November 5, 2019 (incorporated by reference to Exhibit 10.18 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

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
10.22
Blanket License Agreement by and between the Company and Crown Castle, dated December 4, 2019 (incorporated by reference to Exhibit 10.22 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

10.23‡	Employment Agreement dated December 9, 2019 between the Company and James F. Dullinger (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on December 12, 2019)
10.24	Agreement and Waiver effective December 18, 2019 between the Company and AIP (incorporated by reference to Exhibit 10.19 to our original Quarterly Report on Form 10-Q dated January 22, 2020)
10.25
Side Letter Agreement by and between the Company and Link Labs, Inc. dated December 31, 2019 (incorporated by reference to Exhibit 10.20 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.26
Second Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 17, 2020 (incorporated by reference to Exhibit 10.21 to our original Quarterly Report on Form 10-Q dated January 22, 2020)

10.27
Third Side Letter Agreement by and between the Company and Link Labs, Inc. dated January 21, 2020 (incorporated by reference to Exhibit 10.27 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

10.28	Agreement and Waiver between the Company and AIP, dated March 25, 2020 (incorporated by reference to Exhibit 10.28 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.29
Amendment and Settlement Agreement between the Company and Lucas Hoppel, dated May 5, 2020 (incorporated by reference to Exhibit 10.29 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)

10.30‡	Amendment to Employment Agreement between the Company and Brian Ray, dated May 22, 2020 (incorporated by reference to Exhibit 10.30 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.31*	Amendment to Office Lease Agreement between the Company and Velocis Park One, LP, dated May 29, 2020
10.32	Agreement and Waiver between the Company and AIP, dated June 2, 2020 (incorporated by reference to Exhibit 10.31 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.33	Carole Downs Resignation Letter from Board of Directors, dated June 30, 2020 (incorporated by reference to Exhibit 17.1 to our Current Report on Form 8-K filed on July 2, 2020)
10.34	Side Agreement Letter between the Company and AIP, dated July 30, 2020 (incorporated by reference to Exhibit 10.33 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.35
Debt Restructuring Agreement with Forced Conversion Rights between the Company and AIP, dated August 31, 2020 (incorporated by reference to Exhibit 10.1 to our CurrentReport on Form 8-K filed on September 23, 2020)

10.36	Iota Common Stock Subscription Agreement, dated September 2020 (incorporated by reference to Exhibit 10.35 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.37*	Amendment to Lease Agreement between the Company and Tower Six Op, LP dated October 15, 2020
10.38*	Amendment No. 2 to Master Utilization Rights Agreement and Settlement Agreement and Mutual Release between the Company, Syscom Telecom LLC and Lamar Media Corp dated October 27, 2020
10.39	Amendment Agreement between the Company and AIP dated November 5, 2020 (incorporated by reference to Exhibit 10.36 to our amended Quarterly Report on Form 10-Q dated November 6, 2020)
10.40*	Iota Common Stock Subscription Agreement, dated November 2020
10.41*	Agreement Regarding Collocation between the Company and Crown Castle, dated November 6, 2020
10.42*	Iota Common Stock Subscription Agreement, dated January 2021
10.43*	Settlement and Release Agreement between the Company and Jim Orders, dated February 8, 2021
10.44*	Settlement and Release Agreement between the Company and Greg Ragland, dated February 8, 2021
10.45*	Second Amendment to Master License Agreement between the Company and Outfront Media, LLC, dated February 18, 2021
10.46*	Settlement Agreement and Mutual Release by the Company and Smartcomm Bankruptcy Trustee, dated February 26, 2021
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
31.2*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer
32.2*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of the Principal Financial and Accounting Officer
(101)*	Interactive Data Files
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: April 30, 2021

By: /s/ James F. Dullinger
James F. Dullinger
Chief Financial Officer (Principal Financial and Accounting Officer)
Date: April 30, 2021